Form 10-Q
period 2004-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2004-08-12
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________ to __________

Commission File Number 000-50743

ALNYLAM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0602661

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Third Street, Cambridge, MA	02142

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (617) 551-8200

(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of July 31, 2004, the registrant had 20,045,068 shares of Common Stock, $0.01 par value per share, outstanding.

(1)

INDEX

Page No.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Interim Consolidated Balance Sheets	3
- June 30, 2004 and December 31, 2003
Unaudited Interim Consolidated Statements of Operations	4
- Three months ended June 30, 2004 and 2003
- Six months ended June 30, 2004 and 2003
Unaudited Interim Consolidated Statements of Cash Flows	5
- Six months ended June 30, 2004 and 2003
Notes to Unaudited Interim Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	50
PART II - OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	51
Item 4. Submission of Matters to a Vote of Security Holders	53
Item 6. Exhibits and Reports on Form 8-K	56
SIGNATURES	57
EX-3.1 CERTIFICATE OF INCORPORATION
EX-10.1 COLLABORATION AND LICENSE AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

(2)

ALNYLAM PHARMACEUTICALS, INC.

Consolidated Balance Sheets
($ in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$31,891	$23,193
Marketable securities	14,207	—
Restricted cash	—	373
Collaboration receivable	3,000	—
Prepaid expenses and other current assets	1,413	623

Total current assets	50,511	24,189
Property and equipment, net	11,436	4,756
Intangible assets, net	3,642	3,878
Restricted cash	2,313	2,313
Deferred financing costs	571	47

Total assets	$68,473	$35,183

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,810	$1,510
Accrued liabilities	5,443	1,443
Current portion of note payable	—	558
Deferred revenue	1,451	333

Total current liabilities	8,704	3,844
Deferred revenue	3,389	1,556
Note payable, net of current portion	5,705	1,301

Total liabilities	17,798	6,701

Commitments and contingencies
Redeemable convertible preferred stock	—	55,189
Stockholders’ equity (deficit)
Common stock, $0.01 par value, 125,000,000 shares authorized as of June 30, 2004 and $0.0001 par value, 32,000,000 shares authorized as of December 31, 2003; 20,127,962 shares and 2,251,482 shares issued and 20,045,068 shares and 2,251,482 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	200	—
Additional paid-in capital	107,526	7,416
Deferred compensation	(6,125)	(4,681)
Accumulated other comprehensive (loss) income	(37)	76
Accumulated deficit	(50,889)	(29,518)

Total stockholders’ equity (deficit)	50,675	(26,707)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$68,473	$35,183

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

(3)

ALNYLAM PHARMACEUTICALS, INC.

Consolidated Statements of Operations
($ in thousands, except per share amounts)
(Unaudited)

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenue from research collaborators	$131	$—	$265	$—

Costs and expenses
Research and development(1)	4,159	1,784	14,594	3,051
General and administrative(1)	2,947	1,480	5,978	2,388

Total operating costs and expenses	7,106	3,264	20,572	5,439

Loss from operations	(6,975)	(3,264)	(20,307)	(5,439)

Other income (expense)
Interest income	74	56	111	88
Interest expense	(97)	(35)	(305)	(42)
Other income (expense)	42	(1)	(37)	(1)

Total other income (expense)	19	20	(231)	45

Net loss	(6,956)	(3,244)	(20,538)	(5,394)
Accretion of redeemable convertible preferred stock	(751)	(435)	(2,713)	(870)

Net loss attributable to common stockholders	$(7,707)	$(3,679)	$(23,251)	$(6,264)

Comprehensive income (loss)
Net loss	$(6,956)	$(3,244)	$(20,538)	$(5,394)
Foreign currency translation adjustments	(106)	—	(113)	—

Comprehensive loss	$(7,062)	$(3,244)	$(20,651)	$(5,394)

Net loss per common share
Net loss per common share (basic and diluted)	$(1.10)	$(6.83)	$(5.39)	$(12.52)

Weighted average common shares used to compute basic and diluted net loss per common share	6,997,479	538,706	4,315,860	500,341

(1)Noncash stock-based compensation (income) expense included in these amounts are as follows:
Research and development	$(531)	$247	$1,193	$747
General and administrative	484	58	991	77

Total stock-based compensation	$(47)	$305	$2,184	$824

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

(4)

ALNYLAM PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
($ in thousands, except per share amounts)
(Unaudited)

	Six Months Ended,
	June 30,	June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(20,538)	$(5,394)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	965	124
Gain on disposal of property and equipment	(19)	—
Stock-based compensation	2,184	824
Changes in operating assets and liabilities; net of acquisition
Collaboration receivable	(3,000)	—
Prepaid expenses and other current assets	(786)	(469)
Accounts payable	294	670
Accrued expenses	3,010	787
Deferred revenue	2,948	—

Net cash used in operating activities	(14,942)	(3,458)

Cash flows from investing activities
Purchases of property and equipment	(6,438)	(1,023)
Proceeds from the sale of equipment	67	—
Purchases of marketable securities	(15,457)	—
Sales of marketable securities	1,250	—

Net cash used in investing activities	(20,578)	(1,023)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	30,100	7
Proceeds from issuance of Series D convertible preferred stock, net of issuance costs	10,000	—
Proceeds of bank debt	5,705	589
Repayment of bank debt	(1,859)	(79)
Decrease in restricted cash	373	—
Deferred financing costs incurred in connection with the acquisition of Ribopharma	—	(615)
Deferred financing costs incurred in connection with the equipment line of credit	(47)	—

Net cash provided by (used by) financing activities	44,272	(98)

Effect of exchange rate changes on cash	(54)	—

Net increase (decrease) in cash and cash equivalents	8,698	(4,579)
Cash and cash equivalents, beginning of period	23,193	15,477

Cash and cash equivalents, end of period	$31,891	$10,898

Supplemental disclosure of cash flows
Cash paid for interest	$155	$10
Supplemental disclosure of noncash financing activities
Fair value of warrants issued in connection with equipment line of credit included as deferred financing costs	$557	$—
Accretion of redeemable convertible preferred stock	2,713	870
Conversion of redeemable convertible preferred stock into common stock	67,626	—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

(5)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements
($ in thousands, except per share amounts)

1. Nature of the Business

     Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize new drugs that work through a recently discovered system in cells known as RNA interference, or RNAi. Alnylam is focused on discovering, developing and commercializing RNAi therapeutics by establishing strategic alliances with leading pharmaceutical companies, establishing and maintaining a strong intellectual property position in the RNAi field and generating revenues through licensing agreements. The Company has devoted substantially all of its efforts to business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff, and raising capital. Prior the quarter ended June 30, 2004, the Company operated as a development-stage company. During the quarter ended June 30, 2004, the Company emerged from the development stage because its collaboration research activities became significant with the addition of the second collaboration with Merck. The Company has received payments from Merck and expects these collaborations to be a significant part of the Company’s ongoing business operations.

     In June 2004, the Company completed the initial public offering of its common stock. The initial public offering consisted of the sale of 5,000,000 shares of common stock at a price of $6.00 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 750,000 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in full in June 2004. Net proceeds from the initial public offering after deducting underwriters’ discounts and expenses were $30,000.

2. Basis of Presentation

     The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods. These statements, however, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 27, 2004.

(6)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

     These interim results are not necessarily indicative of results to be expected for a full year or subsequent interim periods.

3. Accounting Policies

     Except as otherwise disclosed in the financial statements, the accounting policies underlying these quarterly financial statements are those set forth in the consolidated financial statements for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on May 27, 2004.

Segment Information

     Management uses consolidated financial information in determining how to allocate resources and assess financial performance. For this reason, the Company has determined that it is principally engaged in one industry segment.

     The following table presents total long-lived tangible assets by geographic area as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Long-lived tangible assets
United States	$9,117	$2,343
Germany	2,319	2,413

Total long-lived tangible assets	$11,436	$4,756

(7)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

Recent Accounting Pronouncements

     In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004, which is the Company’s second quarter, and is required to be retroactively applied. There was no impact from the adoption of EITF 03-06 on the Company’s earnings per share as the Company has incurred net operating losses during each period presented in the consolidated financial statements and the effect would be anti-dilutive.

(8)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

4. Net Loss Per Common Share

     The Company accounts for and discloses net loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS No. 128”). Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method), options that were exercised prior to vesting, unvested restricted stock awards and the weighted average conversion of the preferred stock into shares of common stock (using the if-converted method). The following sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Basic and diluted net loss per common share
Net loss attributable to common stockholders	$(7,707)	$(3,679)	$(23,251)	$(6,264)
Basic and diluted net loss per common share	$(1.10)	$(6.83)	$(5.39)	$(12.52)
Basic and diluted weighted average number of common shares outstanding	6,997,479	538,706	4,315,860	500,341

     The following potentially dilutive, common share equivalents were excluded from the calculation of diluted and pro forma net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Options	2,051,885	607,360	2,051,885	607,360
Warrants	65,787	13,157	65,787	13,157
Convertible preferred stock	—	4,294,736	—	4,294,736
Unvested restricted stock	524,003	787,500	524,003	787,500
Options that were exercised before vesting	6,737	15,789	121,804	15,789

(9)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

5. Accounting for Stock-Based Compensation

     Employee stock awards granted under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The Company has not adopted the fair value method of accounting for stock-based compensation. All stock-based awards granted to nonemployees are accounted for at their fair value in accordance with SFAS No. 123, as amended, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, under which compensation expense is generally recognized over the vesting period of the award.

     Under the intrinsic value method, compensation associated with stock-based awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock-based awards to nonemployees is determined based on the estimated fair value of the award itself, measured using an established option pricing model. The measurement date for nonemployee awards is generally the date performance of certain services is complete. Pro forma information regarding net loss and basic and diluted net loss per common share for the three and six months ended June 30, 2004 and 2003 has been determined as if the Company had accounted for its employee stock options under the fair-value method.

Pro forma information for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended,		Six Months Ended,
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders
Net loss, as reported	$(7,707)	$(3,679)	$(23,251)	$(6,264)
Add employee stock-based compensation (income) expense included in reported net loss	852	61	1,605	82
Deduct stock-based compensation expense determined under fair value method	(898)	(65)	(1,736)	(87)

Net loss — pro forma	$(7,753)	$(3,683)	$(23,382)	$(6,269)

Net loss per common share (basic and diluted)
As reported	$(1.10)	$(6.83)	$(5.39)	$(12.52)
Pro forma	$(1.11)	$(6.84)	$(5.42)	$(12.53)

(10)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     Since options vest over several years and additional option grants are expected to be made in future years, the pro forma effects of applying the fair value method may be material to reported net income or loss in future years.

6. Intangibles

     Intangible assets consist of the following:

	June 30,	December 31,
	2004	2003
Core Technology	$3,638	$3,638
Workforce	437	437

	4,075	4,075
Less — accumulated amortization	(433)	(197)

	$3,642	$3,878

     Amortization expense was $118 and $236 in the three and six months ended June 30, 2004. There was no amortization expense recorded in either the three or six months ended June 30, 2003.

7. Property and Equipment

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2004	2003
Laboratory equipment and software	5	$5,407	$4,300
Computer equipment	3	511	270
Furniture and fixtures	5	827	431
Leasehold improvements	*	6,066	50
Construction in progress		—	363

		12,811	5,414
Less — accumulated depreciation		(1,375)	(658)

		$11,436	$4,756

*	shorter of asset life or lease term

     Depreciation and amortization expense was $401 and $649 and $71 and $114 for the three and six months ended June 30, 2004 and 2003, respectively.

     As a part of the lease agreement signed with the landlord, the landlord will reimburse the Company for certain of the costs of the tenant improvements, up to a maximum of $2,978. The Company will record this upon receipt from the landlord.

(11)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

8. Notes Payable

Equipment Line of Credit

     On March 26, 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10,000. The Company has the ability to draw down amounts under the line of credit through June 30, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed. Borrowings bear interest at prime rate plus 3 percent (7.25% at June 30, 2004). The Company will make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs under the line of credit will be repaid over 48 months. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5 percent of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. In connection with the agreement, Alnylam issued to Lighthouse and an affiliate warrants to purchase 100,000 shares of Series C redeemable convertible preferred stock at an exercise price of $5.00 per share and a term of seven years, which were converted into warrants to purchase 52,630 shares of our common stock at an exercise price of $9.50 per share upon the closing of our initial public offering. Alnylam recorded the fair value of these warrants of $557 as a deferred financing cost which is being amortized to interest expense over the repayment term of the first advance of 63 months. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.49%, no dividend yield, and a seven-year term.

     In conjunction with entering into the agreement with Lighthouse in March 2004, Alnylam paid off the remaining balance of the loan with Silicon Valley Bank, of $1,859, via an initial draw in the amount of the payoff balance. As a result of the early termination of the Silicon Valley Bank loan, Alnylam paid additional interest of $168.

(12)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     As of June 30, 2004, future cash payments under the note payable to Lighthouse are as follows:

Year Ended December 31,
Remaining 6 months in 2004	$205
2005	1,027
2006	1,645
2007	1,645
2008	1,645
2009	1,477

7,644
Less: portion representing interest	1,939

5,705
Less: current portion	—

Long-term equipment loan	$5,705

     The terms of the Lighthouse agreement include covenants which limit the Company’s ability to sell or transfer certain assets or businesses or to pay dividends or other distributions above specified limits. Through June 30, 2004, the Company has drawn $5,705 under the agreement and $4,295 is available on the line of credit to finance additional equipment. The Company is in compliance with the covenants of the agreement as of June 30, 2004.

9. Equity

Common Stock

     As of June 30, 2004, the Company had 125,000,000 shares of common stock authorized, 20,127,962 shares issued and 20,045,068 shares outstanding. As of June 30, 2004, the Company has reserved 65,787 shares for issuance to warrant holders in the event that the warrants to purchase 65,787 shares of common stock are exercised. In addition, the Company has reserved 2,075,673 shares of common stock for future issuance upon the exercise of common stock options. During the six months ended June 30, 2004, the Company repurchased 82,894 shares of unvested common stock from a terminated employee for $0.00019 per share. The Company has recorded this as treasury stock.

     On May 7, 2004, the Company effected a reverse 1-for-1.9 split of all outstanding shares of common stock. All common share and per share data presented in the accompanying consolidated financial statements and the notes thereto have been retroactively restated to reflect this event.

(13)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     In June 2004, the Company completed the initial public offering of its common stock. The initial public offering consisted of the sale of 5,000,000 shares of common stock at a price of $6.00 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 750,000 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in full in June 2004. Net proceeds from the initial public offering after deducting underwriters’ discounts and expenses were $30,000.

Preferred Stock

     As of June 30, 2004, the Company had 5,000,000 shares of preferred stock authorized, no shares issued and no shares outstanding.

Restricted Stock to NonEmployees

     In connection with restricted stock issued to nonemployees, the Company has recorded deferred compensation which represents the cumulative fair value of the awards. Shares remaining unvested or subject to forfeiture for nonemployees still providing services are subject to a mark-to-market adjustment during each reporting period prior to vesting in full which could result in additional expenses as well as credits to stock-based compensation expense based on the current fair market value of the Company's common stock price.

Stock Option Plans

     On May 27, 2004, the effective date of the Company’s Registration Statement on Form S-1 filed with the SEC, the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) became effective. The 2004 Plan has 1,578,947 shares available for issuance under the plan plus an additional amount available for issuance equal to the remaining shares available under the 2002 Employee, Director and Consultant Stock Plan and 2003 Employee, Director and Consultant Stock Plan immediately prior to the closing of the Company’s initial public offering. In addition, the 2004 Plan provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of 2,631,578 shares of common stock, 5% of the Company’s outstanding shares or an amount determined by the board of directors. The 2004 Plan includes a nonemployee director stock option program under which each eligible nonemployee director will be entitled to receive a grant of options to purchase 7,105 shares of common stock upon his or her initial appointment to the board of directors and a subsequent annual grant of an options to purchase 5,263 shares of common stock based on continued services.

     The 2004 Employee Stock Purchase Plan (the “2004 ESPP”) became effective on May 28, 2004. The 2004 ESPP has 315,789 shares available for issuance under the plan.

(14)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

10. Significant Agreements

  Isis Pharmaceuticals, Inc. Collaboration and License Agreement

     In March 2004, Alnylam entered into a collaboration and license agreement with Isis Pharmaceuticals, Inc. (“Isis”). Isis granted Alnylam licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of double-stranded RNA products. Alnylam has the right to use Isis technologies in its development programs or in collaborations and Isis has agreed not to grant licenses under these patents to any other organization for the discovery, development and commercialization of double-stranded RNA products designed to work through a RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. Alnylam granted Isis non-exclusive licenses to its current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. Alnylam also granted Isis the exclusive or co-exclusive right to develop and commercialize double-stranded RNA products developed using RNAi technology against a limited number of targets. In addition, Alnylam granted Isis non-exclusive rights to research, develop and commercialize single-stranded RNA products.

     Under the terms of the agreement, Alnylam agreed to pay Isis an upfront license fee of $5,000, $3,000 of which was paid upon signing of the agreement and the remaining $2,000 of which is due on January 3, 2005. Alnylam has recorded this $5,000 of consideration as license fee expense within research and development costs during the six months ended June 30, 2004 as the technology has not reached technological feasibility and does not have any alternative future use. Alnylam also agreed to make milestone payments (totaling $3,400 payable upon the occurrence of specified development and regulatory events) and royalties to Isis for each product that Alnylam or a collaborator develops utilizing Isis intellectual property. In addition,

(15)

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

Alnylam agreed to pay to Isis a percentage of certain fees earned from strategic collaborations it may enter into that include access to the Isis intellectual property. In connection with the Merck ocular collaboration signed in June 2004, which is discussed below, the Company recorded $500 in license fee expense related to payments due to Isis. In conjunction with the agreement, Isis purchased 1,666,667 shares of Series D preferred stock of Alnylam for $10,000, which were converted into 877,193 shares of common stock upon the closing of the Company’s initial public offering in June 2004. Isis also agreed to pay Alnylam a license fee, milestone payments (totaling $3,400 payable upon the occurrence of specified development and regulatory events) and royalties for each product developed by Isis or a collaborator that utilizes its intellectual property. The agreement also gives Alnylam an option to use Isis manufacturing services for RNA-based therapeutics.

     In addition, the agreement with Isis gives Alnylam the exclusive right to grant sub-licenses for Isis technology to third parties with whom Alnylam is not collaborating. Alnylam may include these sub-licenses in its InterfeRx licenses and research reagent and services licenses. If a license includes rights to Isis intellectual property, Alnylam will share revenues from that license equally with Isis.

  Merck Ocular Collaboration

     In June 2004, Alnylam entered into a collaboration and license agreement with Merck. The agreement is a multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. This collaboration, the second strategic alliance between Merck and Alnylam, will focus on age-related macular degeneration (“AMD”) and other ocular diseases caused by abnormal growth or leakage of small blood vessels in the eye. Alnylam’s existing program to develop a Direct RNAi™ therapeutic for the treatment of AMD will be incorporated into the new collaboration.

     Under the terms of the agreement, Alnylam receives a $2,000 license fee from Merck as well as $1,000 representing reimbursement of prior research and development costs incurred by the Company. These amounts have been deferred and will be recognized as revenue over the estimated period of performance under the collaboration agreement. In addition, the agreement provides for Alnylam to work on two additional mutually agreed ocular targets in addition to its vascular endothelial growth factor (“VEGF”) program with Merck. Merck and Alnylam will jointly fund the development of, and share the profits from, any RNAi therapeutics for the United States market that result from the collaboration. Alnylam will also have the option to co-promote these RNAi therapeutics in the United States. Marketing and sales outside of the United States will be conducted by Merck, with Alnylam receiving royalties.

(16)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements about our plans, objectives, expectations, and intentions. You can identify these statements by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or similar expressions. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results,” in this report identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Overview

     We are a biopharmaceutical company that is seeking to develop and commercialize new drugs that work through a recently discovered mechanism in cells known as RNA interference, or RNAi. We believe that RNAi therapeutics have the potential to become a major class of drugs with applications in a wide range of therapeutic areas. We have initiated programs to develop RNAi therapeutics that will be administered directly to diseased parts of the body. We are also working to extend our capabilities by investing in RNAi therapeutics that will be administered systemically in order to treat a broad range of diseases. To realize the potential of RNAi therapeutics, we are developing capabilities that we can apply to any specific small interfering RNA, or siRNA, in a systematic way to endow it with drug-like properties. We use the term “product engine” to describe these capabilities because we believe they will enable us to develop many products across a variety of therapeutic areas. We expect that our product engine will enable us to produce RNAi therapeutic candidates that are potent against and specific for a particular target, appropriately stable and able to penetrate cells of target tissues.

     We commenced operations in June 2002. To date, our revenue has been derived primarily from our first strategic alliance with Merck. We expect our revenues to continue to be derived primarily from strategic alliances and license fee revenues. Since our inception, we have generated significant losses. As of June 30, 2004, we had an accumulated deficit of $50.9 million. We have funded our operations primarily through the proceeds of $84.9 million from the sale of equity securities, including $30.0 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering, which closed in June 2004. We have yet to submit any drug applications to any regulatory authority. We have focused our efforts since inception primarily on business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff, and raising capital. We are unable to predict when, if ever, we will be able to commence sales of any product. We have not achieved profitability on a quarterly or annual basis and we expect to

(17)

incur significant additional losses over the next several years. We expect our net losses to increase primarily due to research and development activities relating to our collaborations, drug development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, and milestone payments under existing and future collaborative arrangements. Prior the quarter ended June 30, 2004, we operated as a development-stage company. During the quarter ended June 30, 2004, we emerged from the development stage because our collaboration research activities became significant with the addition of the second collaboration with Merck. We have received payments from Merck and expect these collaborations to be a significant part of our ongoing business operations.

Research and Development

     Since our inception, we have focused on drug discovery and development programs. Research and development expenses represented approximately 59% and 71% for the three and six months ended June 30, 2004 of our total operating expenses and 55% and 56% for the three and six months ended June 30, 2003. We have not tracked our historical research and development costs or our personnel and personnel-related costs on a project-by-project basis, since the majority of our efforts to date have been focused on the development of capabilities associated with our product engine rather than on specific projects.

     We have initiated two programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as Direct RNAi drug candidates and we expect to initiate additional programs as the capabilities of our product engine evolve. Our current programs are focused on age-related macular degeneration, or AMD, and Parkinson’s disease, or PD. In conjunction with Merck, we are currently evaluating several RNAi therapeutics in animal models and expect to begin a clinical trial for an AMD product candidate in the second half of 2005. We entered into a collaboration with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville to explore the potential of a PD treatment by initiating testing in animal models. We plan to begin animal model testing by the end of 2004. In June 2004, we entered into a collaboration and license agreement with Merck. The agreement is a new, multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. This collaboration, the second strategic alliance between Merck and Alnylam, will focus on AMD and other ocular diseases caused by abnormal growth or leakage of small blood vessels in the eye. Our existing program to develop a Direct RNAi(™) therapeutic for the treatment of AMD will be incorporated into the new collaboration.

(18)

     There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any potential product candidate. These risks include the uncertainty of:

•	our ability to progress any product candidates into preclinical and clinical trials;

•	the scope, rate and progress of our preclinical trials and other research and development activities;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.

     Any failure to complete any stage of the development of any potential products in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in “Certain Factors That May Affect Future Results” below.

Acquisition

     In July 2003, we acquired Ribopharma AG, now called Alnylam Europe, AG, a RNAi therapeutics company based in Kulmbach, Germany. To effect the acquisition, we paid $1.5 million in cash and transaction costs of $0.4 million and issued common shares with a fair value of $1.9 million. In addition, we assumed $7.1 million in debt, of which $3.0 million was subsequently paid in cash and $4.1 million was settled through the issuance of our Series B redeemable convertible preferred stock. As a result of the acquisition, we expensed $4.6 million in the year ended December 31, 2003 of purchased in-process research and development and allocated $5.8 million to long lived assets representing the value ascribed to the Alnylam Europe work force, core technology and fixed assets acquired in the transaction. The results of Alnylam Europe are included in our consolidated results from the date of acquisition.

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in the notes to our consolidated financial statements included in our Registration Statement on Form S-1, which was declared effective by the SEC on May 27, 2004. There have been no changes to these policies and no significant changes to these estimates since December 31, 2003.

(19)

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

Revenue

     We do not currently sell any therapeutic products. To date, our revenue has been derived primarily from our first strategic alliance with Merck. We received a $2.0 million license fee from our first agreement with Merck in 2003, which has been deferred and is being recognized as revenue over six years, the estimated period of performance under the collaboration agreement. We did not recognize any revenue in the three and six months ended June 30, 2003. In June 2004, we entered into a collaboration and license agreement with Merck. The agreement is a new, multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. Under the terms of the agreement, we will receive a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs we incurred on our age-related macular degeneration, or AMD, program targeting vascular endothelial growth factor, or VEGF. These amounts have been deferred and will be recognized as revenue over the estimated period of performance under the collaboration agreement. For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances. In addition, we have recently established license programs for research reagents and services, which are expected to provide revenues from license fees and from royalties on sales.

Research and Development Expenses

     We expense research and development costs as incurred. Research and development expenses were $4.2 million and $14.6 million for the three and six months ended June 30, 2004, as compared to $1.8 million and $3.1 million for the three and six months ended June 30, 2003. The increase for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 resulted primarily from the $0.5 million and $5.0 million license fees incurred during the three months ended June 30, 2004 and March 31, 2004, under our agreement with Isis Pharmaceuticals, Inc., or Isis, research and development expenses of $1.3 million and $2.5 million incurred by Alnylam Europe, which we acquired in July 2003, for which there are no comparable amounts in the prior period, and the increase in payroll and related expenses of our research and development team of $0.5 million and $1.3 million. The remainder of the increase is primarily a result of an expansion of our technology development program during 2004 and the increased rent and associated rent charges related to our new headquarters in Cambridge, Massachusetts which we began to occupy in the quarter ended June 30, 2004. Noncash compensation (income) expense charges were ($0.5) million and $1.2 million for the three and six months ended June 30, 2004 as compared to $0.2 million and $0.7 million for the three and six months ended June 30, 2003. Noncash compensation charges can fluctuate significantly based on our stock price and the number of unvested options granted to our nonemployees because of the need to calculate the charge associated with such options at the end of each quarter. We expect to continue to devote substantial and increasing resources to research and development.

(20)

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses, professional fees, and expenses related to general corporate activities. General and administrative expenses were $2.9 million and $6.0 million for the three and six months ended June 30, 2004 as compared to $1.5 million and $2.4 million for the three and six months ended June 30, 2003. The increase in the three and six month periods resulted primarily from an increase of $0.4 million and $0.9 million in noncash stock-based compensation, the acquisition of Alnylam Europe, which resulted in additional expenses of $0.3 million and $0.6 million, for which there are no comparable amounts in the prior period, and an increase in payroll and related expenses of $0.1 million and $0.8 million resulting from the hiring of additional employees and members of the management team. The remainder of the increase resulted primarily from infrastructure building and various costs associated with growth and related increased business activities. We anticipate that these expenses will continue to increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with additional costs associated with operating as a public company.

Interest Income and Expense

     We did not generate significant interest income for the three and six months ended June 30, 2004 or 2003. Interest expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2004. We did not have any significant interest expense for the three and six months ended June 30, 2003. The interest expense for the three and six months ended June 30, 2004 is related to our borrowings for equipment purchases under our previous Silicon Valley Bank line of credit, the premium paid to pay off this line of credit in March 2004, as well as the amounts incurred under our new Lighthouse line of credit. We expect that our interest expense will increase as we continue to draw down our equipment loan with Lighthouse.

Accretion of Redeemable Convertible Preferred Stock

     Accretion of redeemable convertible preferred stock relates primarily to the 10% annual interest feature on the Series A and Series B redeemable convertible preferred stock as well as the deemed dividend of $0.8 million recorded on the Series D preferred stock issued in March 2004 resulting from a beneficial conversion feature. The accretion and deemed dividend were $0.8 million and $2.7 million for the three and six months ended June 30, 2004, as compared to $0.4 and $0.9 million for the three and six months ended June 30, 2003. The increase resulted from the issuance of Series A and Series B redeemable convertible preferred stock during the third quarter of 2003 and the issuance of the Series D convertible preferred stock in March 2004. Upon the closing of our initial public offering in June 2004, all of our preferred stock was converted into common stock, and therefore, there will not be any further accretion charges recorded after June 2004.

(21)

Liquidity and Capital Resources

     We commenced operations in June 2002. Since our inception, we have generated significant losses. As of June 30, 2004, we had an accumulated deficit of $50.9 million. We have funded our operations primarily through the proceeds of $84.9 million from the sale of equity securities, including $30.0 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering, which closed in June 2004. As of June 30, 2004, we had cash and cash equivalents and marketable securities of $46.0 million, compared to cash and cash equivalents of $23.2 million as of December 31, 2003. The significant increase in cash and cash equivalents as of June 30, 2004 as compared to December 31, 2003 was primarily related to the $30.0 million of net proceeds that we received as a result of the closing of our initial public offering in June 2004, partially offset by cash used to fund our operations.

     We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives for our investments, are, primarily, to assure liquidity and preservation of capital, and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value. Fair value is determined based on quoted market prices.

     Net cash used in operating activities was $14.9 million for the six months ended June 30, 2004. The use of cash in this period resulted primarily from funding our efforts in business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff and raising capital. In addition, during the six months ended June 30, 2004, we paid $3 million of the $5 million due under the license agreement with Isis, which was signed in March 2004.

     Net cash used in investing activities was $20.6 million for the six months ended June 30, 2004. The use of cash in this period resulted primarily from the purchase of research and development equipment and, in the six months ended June 30, 2004, capital expenditures related to the tenant improvements for our new facility in Cambridge, Massachusetts.

     Net cash provided by financing activities was $44.3 million for the six months ended June 30, 2004. The net cash provided by financing activities resulted primarily from the sale of convertible preferred stock of $10.0 million for the six months ended June 30, 2004 as well as $30.0 million in net proceeds from the closing of our initial public offering in June 2004.

     In March 2004, we entered into a collaboration and license agreement providing for an upfront license payment to Isis of $5.0 million, of which $3.0 million was paid upon the signing of the agreement and the remaining $2.0 million is due in January 2005. We also agreed to make milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties to Isis for each product that we or a collaborator develop utilizing Isis intellectual property. In addition, we agreed to pay to Isis a percentage of some fees from strategic collaborations we enter into that include access to the Isis intellectual property. In connection with the Merck ocular collaboration discussed below, the Company recorded $0.5 million in license fee expense due to Isis, which was recorded in June 2004. In connection with the agreement, in March 2004, Isis purchased 1,666,667 shares of our Series D preferred stock for $10.0 million, which were converted into 877,193 shares of our common stock upon the

(22)

closing of our initial public offering in June 2004. Isis also agreed to pay us a license fee, milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties for each product developed by Isis or a collaborator that utilizes our intellectual property.

     In June 2004, we entered into a collaboration and license agreement with Merck. The agreement is a new, multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. Under the terms of the agreement, we will receive a $2.0 million license fee from Merck as well as $1.0 million for reimbursement of prior research and development costs we incurred on our AMD program. These amounts have been deferred and will be recognized as revenue over the estimated period of performance under the collaboration agreement. Cash milestone payments to us could collectively total $19.5 million. In addition, the agreement provides for us to work on two additional mutually agreed ocular targets in addition to our VEGF program with Merck. Merck and Alnylam will jointly fund the development of, and share the profits from, any RNAi therapeutics for the United States market that result from the collaboration. We will also have the option to co-promote these RNAi therapeutics in the United States. Marketing and sales outside of the United States will be conducted by Merck and we will receive royalties.

     Based on our current operating plan, we believe that the proceeds from our initial public offering, together with our existing resources, will be sufficient to fund our planned operations through at least the end of 2005, during which time we expect to extend the capabilities of our product engine, initiate development of a product for the treatment of wet AMD and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop and commence clinical trials for any product candidates we identify.

     We expect to seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our

(23)

stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue.

     Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:

•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt, and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to establish and maintain additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining, and enforcing patent claims; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Obligations and Commitments

     Set forth below is a description of our contractual cash obligations as of June 30, 2004.

(24)

			2005	2008
		Less than	through	through	After
Contractual Obligations	Total	One Year	2007	2009	2009
		($ in thousands)
Operating lease obligations	$15,246	$1,637	$6,092	$4,086	$3,431
Short and long-term debt	7,644	205	4,317	3,122	—
Consulting agreements	360	144	216	—	—

Total contractual cash obligations	$23,250	$1,986	$10,625	$7,208	$3,431

     We also in-license technology from a number of other sources. Pursuant to these in-license agreements, we will be required to make payments if and when we achieve specified development and regulatory milestones. If we successfully commercialize products that utilize technology licensed under these agreements, we will be required to pay aggregate milestone payments ranging from $0.6 million to $2.4 million per product under each of these agreements.

     On March 26, 2004, we entered into an equipment line of credit with Lighthouse to finance equipment purchases of up to $10 million. The borrowings bear interest at 3% over the prime rate of interest plus an additional 11.5% due at the end of the term of each borrowing. We will make interest only payments on all draw-downs through June 30, 2005, at which point all draw-downs under the line of credit will be repaid over 48 months. The borrowings are collateralized by the assets financed. At June 30, 2004, we had an outstanding balance of $5.7 million under this facility. The terms of the Lighthouse agreement include covenants which limit our ability to sell or transfer certain assets or businesses or to pay dividends or other distributions above specified limits.

     On March 26, 2004, we entered into an agreement with Perini Building Company, Inc. for the build out of our new facility in Cambridge, Massachusetts. The contract contains a guaranteed maximum price of $5.6 million, $4.4 million of which we had paid as of June 30, 2004 and the remainder of which we expect to pay by September 30, 2004. As part of the lease agreement that we entered into with the landlord of this facility, the landlord will reimburse us for up to approximately $3.0 million of certain of the costs of the tenant improvements which we expect to receive in the quarter ended September 30, 2004.

Recently Issued Accounting Pronouncements

     In April 2004, the Emerging Issues Task Force or EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under Financial Accounting Standards Board or FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004, which is our second quarter, and is required to be retroactively applied. There was no impact from the adoption of EITF 03-06 on our earnings per share as we have incurred net operating losses during each period presented in the consolidated financial statements and the effect would be anti-dilutive.

(25)

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from these expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

Risks Related to Being an Early Stage Company

Because we have a short operating history, there is a limited amount of information about us upon which you can evaluate our business and prospects.

     Our operations began in June 2002 and we have only a limited operating history upon which you can evaluate our business and prospects. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute product development activities using an unproven technology;

•	build and maintain a strong intellectual property portfolio;

•	gain acceptance for the development and commercialization of our products;

•	develop and maintain successful strategic relationships; and

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.

     If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business or continue our operations.

The approach we are taking to discover and develop novel drugs is unproven and may never lead to marketable products.

     We have concentrated our efforts and therapeutic product research on RNAi technology, and our future success depends on the successful development of this technology and products based on RNAi technology. Neither we nor any other company has received regulatory approval to market therapeutics utilizing siRNAs. The scientific discoveries that form the basis for our

(26)

efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing RNAi therapeutics has been expressed in scientific literature. For example, Richard Robinson, in an article titled “RNAi Therapeutics, How Likely, How Soon?” published in Public Library of Science Biology, indicates that no clinical trials have been commenced for any RNAi therapeutic, that two similar but more advanced therapies that showed promise in the laboratory have not yet demonstrated equal success in humans, that stability and delivery of siRNAs are obstacles intrinsic to the biochemical nature of RNA and that the human body’s reaction to RNAi therapies is still unknown.

     Very few drug candidates based on these discoveries have ever been tested in animals, and none has been tested in humans. siRNAs, the class of molecule we are trying to develop into drugs, do not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, nor the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these drug-like properties into siRNAs. We may spend large amounts of money trying to introduce these properties, and never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize drugs based upon our technological approach, we will not become profitable and the value of our common stock will decline.

     Further, our focus solely on RNAi technology for developing drugs as opposed to multiple, more proven technologies for drug development increases the risks associated with the ownership of our common stock. If we are not successful in developing a product candidate using RNAi technology, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.

Risks Related to Our Financial Results and Need for Financing

We have a history of losses and may never be profitable.

     We have experienced significant operating losses since our inception. As of June 30, 2004, we had an accumulated deficit of $50.9 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect our annual operating losses to increase over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies, but cannot be certain that we will be able to secure these collaborations or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. To date, our collaboration and license agreements have provided us with minimal revenue. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.

(27)

     To become and remain profitable, we must succeed in developing and commercializing novel drugs with significant market potential. This will require us to be successful in a range of challenging activities that we have yet to initiate, including preclinical testing and clinical trial stages of development, obtaining regulatory approval for these novel drugs, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot become and remain profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funds to complete our research and development activities and if additional funds are not available we may need to critically limit, significantly scale back or cease our operations.

     We have used substantial funds to develop our RNAi technologies and will require substantial funds to conduct further research and development, including preclinical testing and clinical trials of any product candidates, and to manufacture and market any products that are approved for commercial sale. Because the successful development of our products is uncertain, we are unable to estimate the actual funds we will require to develop and commercialize them.

     Our future capital requirements and the period for which we expect the net proceeds from our initial public offering and our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:

•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt, and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to establish and maintain additional collaborative arrangements;

•	the resources, time and costs required to initiate and complete our preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.

     If our estimates and predictions relating to these factors are incorrect, we may need to modify our operating plan.

(28)

     We will be required to seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity offerings and debt financings. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our then-existing stockholders will result. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

Risks Related to Our Dependence on Third Parties

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.

     We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. Accordingly, we must enter into alliances with other companies that can provide such capabilities. For example, we may enter into alliances with major pharmaceutical companies to jointly develop specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our pharmaceutical collaborators to provide substantial capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

     In addition, we expect that we will need to enter into alliances with other companies to provide substantial additional cash for development and potential commercialization of our drug candidates. We entered into a collaboration agreement with Merck in September 2003, under which Merck may elect to pay a portion of the costs to develop and market certain drug candidates that we may initially develop based on information and materials provided by Merck. Merck is under no obligation to pay any of the development and commercialization costs for any of these drug candidates, and they may elect not to do so. For drug candidates from our Merck collaboration that Merck does not elect to fund, and for drug candidates we may develop outside of this collaboration, we expect to seek additional collaborations with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization. In June 2004, we entered into a second collaboration and license agreement with Merck for ocular disease, including our current VEGF program. The agreement is a new, multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. The agreement provides for us to work with Merck on two additional mutually agreed ocular targets in addition to our

(29)

VEGF program. We may not be able to enter into such further collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.

If any collaborator terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

     Our expected dependence on collaborators for capabilities and funding means that our business would be adversely affected if any collaborator terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

     Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. If a collaborator terminates its collaboration with us, for breach or otherwise, it would be difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. In addition, a collaborator could determine that it is in its financial interest to:

•	pursue alternative technologies or develop alternative products, either on its own or jointly with others, that may be competitive with the products on which it is collaborating with us or which could affect its commitment to the collaboration with us;

•	pursue higher-priority programs or change the focus of their development programs, which could affect the collaborator’s commitment to us; or

•	if it has marketing rights, choose to devote fewer resources to the marketing of our product candidates, if any are approved for marketing, than they do for product candidates of their own development.

     If any of these occur, the development and commercialization of one or more drug candidates could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue such development and commercialization on our own.

     In addition, we have entered into a research collaboration agreement with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville, which we refer to collectively as the Mayo Clinic, in connection with our PD program and we may enter into similar agreements in the future. Either party may terminate this research collaboration agreement upon a breach by the other party. The agreement provides us with an option to acquire an exclusive license to any intellectual property or inventions developed in connection

(30)

with the collaboration. However, in order to secure any such license, we and the Mayo Clinic must agree on terms within 90 days of the exercise of the option. We may not be able to enter into any such license on reasonable terms, if at all.

We have no manufacturing experience or resources and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.

     We have no manufacturing experience. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We expect to rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers can supply synthetic RNAi, and we have not secured any long-term commercial supply arrangements. The manufacturing process for any products that we may develop is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

     To the extent that we enter into manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner and consistent with regulatory requirements. The failure of a third-party manufacturer to perform its obligations as expected could adversely affect our business in a number of ways, including:

•	we may not be able to initiate or continue clinical trials of products that are under development;

•	we may be delayed in submitting applications for regulatory approvals for our products;

•	we may lose the cooperation of our collaborators;

•	we may be required to cease distribution or recall some or all batches of our products; and

•	ultimately, we may not be able to meet commercial demands for our products.

     If a third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such

(31)

manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.

We have no sales, marketing or distribution experience and expect to depend significantly on third parties who may not successfully commercialize our products.

     We have no sales, marketing or distribution experience. We expect to rely heavily on third parties to launch and market certain of our product candidates, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

     To develop internal sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources. For products where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	we may not be able to attract and build a significant marketing or sales force;

•	the cost of establishing a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

Risks Related to Managing Our Operations

If we are unable to attract and retain qualified key management and scientists, staff consultants and advisors, our ability to implement our business plan may be adversely affected.

     We are highly dependent upon our senior management and scientific staff. The loss of the service of any of the members of our senior management, including Dr. John Maraganore, our President and Chief Executive Officer, may significantly delay or prevent the achievement of product development and other business objectives. Our employment agreements with our key personnel are terminable without notice. We do not carry key man life insurance on any of our key employees.

     Although we have generally been successful in our recruiting efforts, we face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

(32)

We may have difficulty managing our growth and expanding our operations successfully as we seek to evolve from a company primarily involved in discovery and preclinical testing into one that develops and commercializes drugs.

     Since we commenced operations in 2002, we have grown rapidly to over 60 full time employees, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. This rapid and substantial growth, and the geographical separation of our sites, has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two different countries. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If we are unable to manage the challenges associated with our international operations, the growth of our business could be limited.

     In addition to our operations in Cambridge, Massachusetts, we operate an office and laboratory in Kulmbach, Germany. We are subject to a number of risks and challenges that specifically relate to these international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks include:

•	fluctuations in foreign currency exchange rates that may increase the U.S. dollar cost of our international operations;

•	difficulty managing operations in multiple locations, which could adversely affect the progress of our product candidate development program and business prospects;

•	local regulations that may restrict or impair our ability to conduct biotechnology-based research and development;

•	foreign protectionist laws and business practices that favor local competition; and

•	failure of local laws to provide the same degree of protection against infringement of our intellectual property, which could adversely affect our ability to develop product candidates or reduce future product or royalty revenues, if any, from product candidates we may develop.

(33)

Risks Related to Our Industry

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

Any drug candidates we develop may fail in development or be delayed so much that they do not become commercially viable.

     Preclinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We may not be able to advance any product candidates into clinical trials. Even if we do successfully enter into clinical studies, the results from preclinical testing of a drug candidate may not predict the results that will be obtained in human clinical trials. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

     Clinical trials of a new drug candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the drug candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times.

     Clinical trials also require the review and oversight of institutional review boards, referred to as IRBs, which approve and continually review clinical investigations and protect the rights and welfare of human subjects. Inability to obtain or delay in obtaining IRB approval can prevent or delay the initiation and completion of clinical trials, and the FDA may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB review and approval in support of a marketing application.

     Our drug candidates that we develop may encounter problems during clinical trials that will cause us or regulatory authorities to delay or suspend these trials, or that will delay the analysis of data from these trials. If we experience any such problems, we may not have the financial resources to continue development of the drug candidate that is affected, or development of any of our other drug candidates. We may also lose, or be unable to enter into, collaborative arrangements for the affected drug candidate and for other drug candidates we are developing.

     Delays in clinical trials could reduce the commercial viability of our drug candidates. Any of the following could delay our clinical trials:

•	discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in engaging IRBs to oversee trials or problems in obtaining IRB approval of

(34)

studies;

•	delays in enrolling patients and volunteers into clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative results of clinical trials;

•	inadequate supply or quality of drug candidate materials or other materials necessary for the conduct of our clinical trials;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials; or

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation.

The FDA approval process may be delayed for any drugs we develop that require the use of specialized drug delivery devices.

     Some drug candidates that we develop may need to be administered using specialized drug delivery devices. We believe that any product candidate we develop for PD will need to be administered using such a device. While we expect to rely on drug delivery systems that have been approved by the FDA or other regulatory agencies to deliver drugs like ours to similar physiological sites, we may need to modify the design or labeling of such delivery device for some products we may develop. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified delivery device. Further, to the extent the specialized delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device, or its labeling, and to obtain any additional approvals or clearances. Obtaining such additional approvals or clearances, and cooperation of such other companies, when necessary, could significantly delay and increase the cost of obtaining marketing approval, which could reduce the commercial viability of our drug candidate.

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our drug candidates.

     Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be sold. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we may develop will obtain the appropriate regulatory approvals necessary for us or our collaborators to begin selling them.

     We have no experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and

(35)

other approvals is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

     Because the drugs we are intending to develop may represent a new class of drug, the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While we expect any AMD or PD product candidates we develop will be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of such policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there are approved treatments for both AMD and PD, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

     Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular drug candidate. Furthermore, any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

     We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside the United States.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and foreign regulations, we could lose our approvals to market drugs and our business would be seriously harmed.

     Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including

(36)

reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising is also subject to regulatory requirements and continuing FDA review.

     If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and criminal prosecutions.

Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which will prevent us from becoming profitable.

     The product candidates that we are developing are based upon new technologies or therapeutic approaches. Key participants in pharmaceutical marketplaces, such as physicians, third-party payors and consumers, may not accept a product intended to improve therapeutic results based on RNAi technology. As a result, it may be more difficult for us to convince the medical community and third-party payors to accept and use our products.

     Other factors that we believe will materially affect market acceptance of our product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the success of our physician education programs;

•	the availability of government and third-party payor reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments; and

•	the availability of alternative effective treatments for the diseases that product candidates we develop are intended to treat.

If we or our collaborators, manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our products and may harm our reputation.

     If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products under development successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include:

•	warning letters;

•	recalls or public notification or medical product safety alerts;

(37)

•	restrictions on, or prohibitions against, marketing our products;

•	restrictions on importation of our products;

•	suspension of review or refusal to approve pending applications;

•	suspension or withdrawal of product approvals;

•	product seizures;

•	injunctions; and

•	civil and criminal penalties and fines.

Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

     The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in the early stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

     Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness and the level or method of reimbursement. Increasingly, the third-party payors who reimburse patients, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are challenging the prices charged for medical products. If the price we are able to charge for any products we develop is inadequate in light of our development and other costs, our profitability could be adversely affected.

     We currently expect that any drugs we develop may need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:

•	they are incident to a physician’s services;

(38)

•	they are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standard of medical practice;

•	they are not excluded as immunizations; and

•	they have not been determined by the FDA to be less than effective.

     There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for new drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

     We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been proposed in recent years. These proposals have included prescription drug benefit legislation recently enacted in the United States and healthcare reform legislation recently enacted by certain states. Further federal and state legislative and regulatory developments are possible and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from drug candidates that we may successfully develop.

     Another development that may affect the pricing of drugs is Congressional action regarding drug reimportation into the United States. The Medicare Prescription Drug Plan legislation, which became law in December 2003, requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States. The Secretary retains the discretion not to implement a drug reimportation plan if he finds that the benefits do not outweigh the cost. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, they could decrease the price we receive for any products that we may develop, negatively affecting our anticipated revenues and prospects for profitability.

(39)

There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business.

     Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We currently do not have any product liability insurance, but plan to obtain such insurance at appropriate levels prior to initiating clinical trials and at higher levels prior to marketing any of our drug candidates. Any insurance we obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

     Our research and development involves the use of hazardous materials, chemicals and various radioactive compounds. We maintain quantities of various flammable and toxic chemicals in our facilities in Cambridge and Germany that are required for our research and development activities. We believe our procedures for storing, handling and disposing these materials in our Cambridge facility comply with the relevant guidelines of the City of Cambridge and the Commonwealth of Massachusetts and the procedures we employ in our German facility comply with the standards mandated by applicable German laws and guidelines. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials.

     Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

(40)

Risks Related to Competition

The pharmaceutical market is intensely competitive. If we are unable to compete effectively with existing drugs, new treatment methods and new technologies, we may be unable to commercialize any drugs that we develop.

     The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have:

•	much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products;

•	more extensive experience in preclinical testing, conducting clinical trials, obtaining regulatory approvals, and in manufacturing and marketing pharmaceutical products;

•	product candidates that are based on previously tested or accepted technologies;

•	products that have been approved or are in late stages of development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.

     We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics to suppress VEGF gene activity as a potential drug candidate for the treatment of wet AMD and we are currently evaluating the potential of RNAi therapeutics for the treatment of PD. One drug, Visudyne, is already marketed for the treatment of wet AMD, and numerous drugs are currently marketed for the treatment of PD. In addition, we are aware of a number of experimental drugs for the treatment of wet AMD that, unlike our product candidate, are in advanced stages of clinical development. These experimental drugs include Macugen, which is being developed by Eyetech Pharmaceuticals, Inc. in collaboration with Pfizer, Inc., and Lucentis, which is being developed by Genentech, Inc. in collaboration with Novartis. These drug candidates may be approved for marketing before our product candidate receives approval. Furthermore, our competitors’ products may be more effective, or marketed and sold more effectively, than any products we develop.

     If we successfully develop drug candidates, and obtain approval for them, we will face competition based on many different factors, including:

•	the safety and effectiveness of our products;

•	the timing and scope of regulatory approvals for these products;

(41)

•	the availability and cost of manufacturing, marketing and sales capabilities;

•	price;

•	reimbursement coverage; and

•	patent position.

     Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our drug candidates noncompetitive, obsolete or uneconomical.

We face competition from other companies that are working to develop novel drugs using technology similar to ours. If these companies develop drugs more rapidly than we do or their technologies are more effective, our ability to successfully commercialize drugs will be adversely affected.

     In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working in the field of RNAi, including Sirna Therapeutics, Inc., Acuity Pharmaceuticals, Inc., Nucleonics, Inc., Benitec Ltd. and CytRx Corporation. In addition, we granted a license to Isis under which it may develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us.

     We also compete with companies working to develop antisense-based drugs. Like RNAi product candidates, antisense drugs target mRNAs in order to suppress the activity of specific genes. Isis is currently marketing an antisense drug and has several antisense drug candidates in clinical trials, and another company, Genta Inc., has an antisense drug candidate under FDA review. The development of antisense drugs is more advanced than that of RNAi therapeutics and may become the preferred technology for drugs that target mRNAs to silence specific genes.

Risks Related to Patents, Licenses and Trade Secrets

If we are not able to obtain and enforce patent protection for our discoveries, our ability to develop and commercialize our product candidates will be harmed.

     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required

(42)

for us to commercialize our proposed products. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity. Further, we may be required to obtain licenses under third-party patents to market our proposed products or conduct our research and development or other activities. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities.

     Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we will rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The mere issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties.

     Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.

     We also rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

     We license patent rights from third party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

     We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from Isis, Hybridon, Carnegie Institution of Washington, Cancer Research Technology Limited, the Massachusetts Institute of Technology, the Whitehead Institute, Garching Innovation GmbH, representing the Max Planck Gesellschaft zur Förderung der Wissenschaften e.V., referred to as the Max Planck organization, and Cold Spring Harbor Laboratory. We also intend to enter into additional licenses to third party intellectual property in the future.

(43)

     Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

One of our key patents, the so-called Kreutzer-Limmer patent, is the subject of an opposition proceeding in the European Patent Office, which could result in the invalidation of this patent.

     We believe our so-called Kreutzer-Limmer patent is the only patent granted to date that specifically covers the use of short dsRNAs as therapeutics. A German Utility Model covering RNAi composition was registered in 2003, and a patent covering RNAi compositions and their use was granted by the European Patent Office, or EPO, in 2002 and in South Africa in 2003. Related patent applications are pending in other countries, including the United States. A German Utility Model is a form of patent that is directed only to physical matter, such as medicines, and does not cover methods. The maximum period of protection afforded by the German Utility Model ends in 2010. After the grant by the EPO of the Kreutzer-Limmer patents published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention. Each of the oppositions raises a number of grounds for the invalidation of the patent, including the use of disclaimer practice. The EPO opposition division in charge of the opposition proceedings may agree with one or more of the grounds and could revoke the patent in whole or restrict the scope of the claims. It may be several years before the outcome of the opposition proceeding is decided by the EPO.

     In addition, the Enlarged Board of Appeal at the EPO recently rendered a decision in an unrelated case covering what is known as “disclaimer practice”. With a disclaimer, a patent applicant gives up, or disclaims, part of the originally claimed invention in a patent application in order to overcome prior art and adds a limitation to the claims which may have no basis in the original disclosure. The Enlarged Board determined that disclaimer practice is allowed under the European Patent Convention under a defined set of circumstances. It now has to be determined as part of the opposition proceedings regarding the Kreutzer-Limmer patent whether the use of a disclaimer during the prosecution of this case falls within one of the allowable circumstances. Determination by the EPO opposition division that the use of the disclaimer in this case does not fall under one of the allowed circumstances could result in the invalidation of the Kreutzer-Limmer patent. Even if the EPO opposition division determines that the use of a disclaimer is permissible, the Kreutzer-Limmer patent would remain subject to the other issues raised in the opposition. If the Kreutzer-Limmer patent is invalidated or limited for any reason, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

(44)

Other companies or organizations may assert patent rights that prevent us from developing and commercializing our products.

     RNA interference is a relatively new scientific field that has generated many different patent applications from organizations and individuals seeking to obtain important patents in the field. These applications claim many different methods, compositions and processes relating to the discovery, development and commercialization of RNAi therapeutics. Because the field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference proceedings in various patent offices, relating to patent rights in the RNAi field. Others may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights.

     In addition, there are many issued and pending patents that claim aspects of oligonucleotide chemistry that we may need to apply to our siRNA drug candidates. There are also many issued patents that claim genes or portions of genes that may be relevant for siRNA drugs we wish to develop.

     Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we will not be able to market products or perform research and development or other activities covered by these patents.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

     A third party may sue us for infringing its patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of third-party proprietary rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. Furthermore, in connection with a license agreement, we have agreed to indemnify the licensor for costs incurred in connection with litigation relating to intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

     If any parties successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail

(45)

to obtain a required license and are unable to design around a patent, we may be unable to effectively market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Moreover, we expect that a number of our collaborations will provide that royalties payable to us for licenses to our intellectual property may be offset by amounts paid by our collaborators to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenues from products developed through collaborations.

If we fail to comply with our obligations under any licenses or related agreements, we could lose license rights that are necessary for developing and protecting our RNAi technology and any related product candidates that we develop, or we could lose certain exclusive rights to grant sublicenses.

     Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, royalty, diligence, sublicensing, insurance and other obligations on us. If we breach any of these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. In addition, while we cannot currently determine the amount of the royalty obligations we will be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

     For two important pending patent applications, owned in part or solely by the Max Planck organization of Germany, our licenses include a condition requiring us to operate a German company comparable to our United States operation until at least December 2007. If we fail to comply with this condition, the owners of the patent applications that are the subject of these licenses would have the right to grant similar licenses to one other company for each pending patent application. We regard these pending patent applications as significant because they relate to important aspects of the structure of siRNA molecules and their use as therapeutics.

     We have an agreement with Isis under which we were granted licenses to over 150 patents and patent applications that we believe will be useful to the development of RNAi therapeutics. If, by January 1, 2008, we or a collaborator have not completed the studies required for an investigational new drug application filing or similar foreign filing for at least one product candidate involving these patent rights, Isis would have the right to grant licenses to third parties for these patents and patent applications, thereby making our rights non-exclusive.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

     In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of

(46)

unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks Related to Our Common Stock

If our stock price fluctuates, purchasers of our common stock could incur substantial losses.

     The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.

We may incur significant costs from class action litigation due to our expected stock volatility.

     Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical and biotechnology companies. Recently, when the market price of a stock has been volatile as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

If there are substantial sales of our common stock, the price of our common stock could decline.

     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all of our remaining shares will be eligible for sale pursuant to Rule 144 upon the expiration of 180-day lock-up agreements on November 23, 2004.

     The holders of 11,964,908 shares of common stock have rights to require us to file registration statements under the Securities Act or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market. In addition, the holders of warrants to purchase 65,787 shares of our common stock will be entitled to include shares issued upon exercise of the warrants in registration statements that we may file in the future. If we register their shares of common stock issued upon exercise of the warrants, they can sell those shares in the public market.

(47)

Insiders have substantial control over Alnylam and could delay or prevent a change in corporate control.

     Our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 60% of our outstanding common stock as of May 28, 2004. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

     Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

•	a classified board of directors;

•	a prohibition on actions by our stockholders by written consent;

•	the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors;

•	limitations on the removal of directors; and

•	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings.

     Moreover, because we are incorporated in Delaware, we are governed by the provisions of

(48)

Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash and cash equivalents are deposited in and primarily invested through highly rated financial institutions in North America, primarily in money market funds, as of June 30, 2004. Our short-term investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are recorded at fair value. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the conservative nature of our short-term investments and investments policies we do not believe that we have a material exposure to interest rate risk. Although are investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

     If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased upon the recent completion of our initial public offering, we will have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

(49)

Item 4. Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were (1) designed to ensure that material information relating to Alnylam, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(50)

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Recent Sales of Unregistered Securities

     During the quarterly period ended June 30, 2004, we granted stock options to purchase an aggregate of 128,641 shares of our common stock under our 2003 Employee, Director and Consultant Stock Plan and 2004 Employee, Director and Consultant Stock Plan at a weighted-average exercise price of $0.99 per share. In addition, during the quarterly period ended June 30, 2004, we issued and sold an aggregate of 11,736 shares of our common stock to employees and a consultant pursuant to exercises of options under our 2002 Employee, Director and Consultant Stock Plan and 2003 Employee, Director and Consultant Stock Plan at a weighted-average exercise price of $0.56 per share.

     The issuance of stock options and the common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

     All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock described above included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

(d) Initial Public Offering and Use of Proceeds from Sales of Registered Securities

     We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (Reg. No. 333-113162) in connection with our initial public offering was declared effective by the SEC on May 27, 2004. The offering commenced as of May 27, 2004. The offering did not terminate before any securities were sold. As of the date of the filing of this report, the offering has terminated and 5,000,000 shares of our common stock registered were sold in the initial public offering and an additional 750,000 shares of our common stock registered were sold in connection with the exercise of an over-allotment option by the underwriters. The underwriters of the offering were Banc of America Securities LLC, Citigroup Global Markets Inc., Piper Jaffray & Co. and ThinkEquity Partners LLC.

     All 5,750,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $6.00. The aggregate purchase price of the offering was $34,500,000. The net offering proceeds to us after deducting total expenses were $30,000,000. We incurred total expenses in connection with the offering of $4,519,000, which consisted of direct payments of:

(i)	$1,929,000 in legal, accounting and printing fees;

(ii)	$2,415,000 in underwriters discounts, fees and commissions; and

(51)

(iii)	$175,000 in miscellaneous expenses.

     No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

     We completed our initial public offering on May 28, 2004. The net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

     There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

(52)

Item 4. Submission of Matters to Vote of Security Holders

     We held our annual meeting of stockholders on April 8, 2004. The following matters were voted upon at the annual meeting:

       1. The first matter voted upon was the election of directors for the ensuing year. The nominees for election were Peter Barrett, Ph.D., John E. Berriman, John K. Clarke, John M. Maraganore, Ph.D., Paul R. Schimmel, Ph.D., Phillip A. Sharp, Ph.D., Kevin P. Starr and Christoph H. Westphal, M.D., Ph.D. Each of the nominees was elected. For each of the nominees, the aggregate votes of the holders of shares of our capital stock were as follows:

          a. The holders of 3,000,010 shares of our Series A preferred stock voted to elect John K. Clarke and Christoph H. Westphal, M.D., Ph.D. as directors.

          b. The holders of 16,379,951 shares of our Series B preferred stock voted to elect Peter Barrett, Ph.D. as a director.

          c. The holders of 19,379,961 shares of our Series A preferred stock and Series B preferred stock, voting together as a single class, voted to elect John E. Berriman as a director.

          d. The holders of 4,190,407 shares of our common stock voted to elect Paul R. Schimmel, Ph.D. and Phillip A. Sharp, Ph.D. as directors.

          e. The holders of 25,056,886 shares of our common stock and preferred stock, voting together as a single class, voted to elect John M. Maraganore, Ph.D. and Kevin P. Starr as directors.

No holders of shares of our capital stock withheld votes from any of the nominees.

       2. The second matter voted upon was the reduction of the size of the board of directors, effective upon the closing of our initial public offering, from nine members to eight members. The reduction in the size of board of directors, effective upon the closing of our initial public offering, was approved. Holders of an aggregate of 25,056,886 shares of our common stock and preferred stock voted to decrease, effective upon the closing of our initial public offering, the size of the board of directors from nine members of eight members. No holders of shares of our capital stock voted against, or abstained from voting on, this proposal.

       3. The third matter voted upon was the election, effective upon the closing of our initial public offering and subject to (i) stockholder approval of an amendment to our certificate of incorporation establishing a classified board of directors and (ii) the filing of a Certificate of Amendment relating to such amendment with the Secretary of State of the State of Delaware, of the following directors into the following classes:

Class	Name	Expiration of Term
Class I directors	John M. Maraganore, Ph.D.	2005 Annual Meeting
Paul R. Schimmel, Ph.D.
Phillip A. Sharp, Ph.D.

(53)

Class	Name	Expiration of Term
Class II directors	John E. Berriman	2006 Annual Meeting
John K. Clarke
Christoph H. Westphal, M.D., Ph.D.

Class III directors	Peter Barrett, Ph.D.	2007 Annual Meeting
Kevin P. Starr

     Holders of an aggregate of 25,056,886 shares of our common stock and preferred stock, voted to elect, effective upon the closing of our initial public offering and subject to (i) stockholder approval of an amendment to our certificate of incorporation establishing a classified board of directors and (ii) filing of a Certificate of Amendment relating to such amendment with the Secretary of State of the State of Delaware, Dr. Maraganore, Dr. Schimmel and Dr. Sharp as Class I directors, Mr. Berriman, Mr. Clarke and Dr. Westphal as Class II directors and Dr. Barrett and Mr. Starr as Class III directors. No holders of shares of our capital stock withheld votes from any of the nominees.

     Pursuant to a written consent of stockholders in lieu of a meeting solicited prior to the closing of our initial public offering of common stock, the holders of shares of an aggregate of 25,510,098 shares of our common stock and preferred stock, approved the following matters:

       1. An amendment of our 2002 Employee, Director and Consultant Stock Plan (the “2002 Plan”), providing for an increase in the number of shares of common stock available for issuance under the 2002 Plan to 2,862,356 shares (before giving effect to the reverse stock split referred to below).

       2. An amendment of our 2003 Employee, Director and Consultant Stock Plan (the “2003 Plan”), providing for an increase in the number of shares of common stock available for issuance under the 2003 Plan to 1,795,144 shares (before giving effect to the reverse stock split referred to below), plus such additional shares as are represented by options and other awards granted under the 2002 Plan that are cancelled or expire without delivery of shares of stock by us, provided, however, that the number of such additional shares shall not exceed 2,862,356 shares (before giving effect to the reverse stock split referred to below).

       3. Our 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) pursuant to which we may grant incentive stock options, non-qualified stock options and restricted stock awards for the purchase of up to an aggregate of 3,000,000 shares of common stock (before giving effect to the reverse stock split referred to below) and such additional shares of common stock as may be automatically added to the 2004 Stock Incentive Plan from time to time in accordance with its terms, subject to the limitations described therein.

       4. Our 2004 Employee Stock Purchase Plan pursuant to which we may issue up to an aggregate of 600,000 shares of common stock (before giving effect to the reverse stock split referred to below).

       5. Amendments to our Certificate of Incorporation, providing for the following reverse splits of our common stock: (a) a one-for-1.1 reverse split, (b) a one-for-1.2 reverse split, (c) a one-for-1.25 reverse split, (d) a one-for-1.3 reverse split, (d) a one-for-1.4 reverse split, (e) a one-for-1.5 reverse split, (c) a one-for-1.6 reverse split, (d) a one-for-1.7 reverse split, (e) a one-

(54)

for-1.75 reverse split, (f) a one-for-1.8 reverse split, (g) a one-for-1.9 reverse split, (h) a one-for-two reverse split; provided, however, that notwithstanding the authorization and approval by the stockholders of such amendments, the board of directors may, at any time prior to the effectiveness of said amendments with the Secretary of State of the State of Delaware, abandon any or all of such amendments without further action by the stockholders.

       6. An amendment to our Certificate of Incorporation, providing for (a) an increase in the authorized number of shares of our common stock to 125,000,000, (b) the authorization of 5,000,000 shares of undesignated preferred stock that may be issued from time to time by the board of directors in one or more series, (c) an amendment of the provisions relating to the indemnification of, and limitation on liability of, officers and directors of the Company, (d) upon the closing of our initial public offering, the classification of the board into three classes, (e) upon the closing of our initial public offering, the elimination of the ability of stockholders to take action by written consent or to call a special meeting of stockholders and (f) an amendment of the mandatory conversion provisions with respect to the outstanding preferred stock to provide that upon mandatory conversion of the preferred stock, each series of preferred stock so converted shall be automatically retired and all references to such preferred stock will be deleted from the Certificate of Incorporation.

       7. An amendment and restatement, effective upon the closing of our initial public offering, of our Certificate of Incorporation in its entirety, among other things, providing (a) for the elimination of all references to the preferred stock and (b) that the authorized capitalization of the Company shall consist of 125,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

       8. An amendment and restatement, effective upon the closing of our initial public offering, of our bylaws in their entirety, among other things, providing (a) for the establishment of procedures relating to the presentation of stockholder proposals at stockholders meetings, (b) for the establishment of procedures relating to the nomination of directors, (c) for the classification of the board into three classes, (d) that the number of directors may only be set by the board and (e) that directors may only be removed by stockholders for cause and upon the vote of the holders of at least 75% of the votes entitled to be cast in any election.

       9. An adoption, ratification and confirmation of all actions taken and things done by the incorporators, stockholders, directors and officers of the Company.

(55)

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits:

Exhibit No.
3.1	Restated Certificate of Incorporation.

10.1†	Collaboration and License Agreement by and between Merck and Co., Inc. and Alnylam Pharmaceuticals, Inc. dated as of June 29, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

† Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

(b) During the quarter ended June 30, 2004, the Company did not file any Current Reports on Form 8-K.

(56)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
(Registrant)

Date: August 12, 2004	By: /s/ John M. Maraganore, Ph.D.
John M. Maraganore, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2004	By: /s/ Barry E. Greene
Barry E. Greene
Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)

(57)