Form 10-Q
period 2004-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2004-11-15
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-50743

ALNYLAM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0602661
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Third Street, Cambridge, MA	02142

(Address of principal executive	(Zip Code)
offices)

(617) 551-8200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     As of November 1, 2004, the registrant had 20,085,590 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003	1
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003	2
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003	3
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	48
ITEM 4. CONTROLS AND PROCEDURES	49
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	50
ITEM 6. EXHIBITS	51
SIGNATURES	52
EX-31.1 SECTION 302 CERTIFICATION OF C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF C.F.O.

ALNYLAM PHARMACEUTICALS, INC.

Consolidated Balance Sheets
($ in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$14,544	$23,193
Marketable securities	30,393	—
Restricted cash	—	373
Collaboration receivable	916	—
Prepaid expenses and other current assets	1,345	623

Total current assets	47,198	24,189
Property and equipment, net	8,969	4,756
Intangible assets, net	3,523	3,878
Restricted cash	2,313	2,313
Deferred financing costs	542	47

Total assets	$62,545	$35,183

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,450	$1,510
Accrued liabilities	3,740	1,443
Current portion of note payable	379	558
Deferred revenue	1,071	333

Total current liabilities	6,640	3,844
Deferred revenue	4,333	1,556
Note payable, net of current portion	6,591	1,301

Total liabilities	17,564	6,701

Commitments and contingencies
Redeemable convertible preferred stock	—	55,189
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 125,000,000 shares authorized as of September 30, 2004 and $0.0001 par value, 32,000,000 shares authorized as of December 31, 2003; 20,162,837 shares and 4,223,260 shares issued and 20,079,943 shares and 4,223,260 shares outstanding as of September 30, 2004 and December 31, 2003, respectively	201	—
Additional paid-in capital	106,403	7,416
Deferred compensation	(4,359)	(4,681)
Accumulated other comprehensive income	41	76
Accumulated deficit	(57,305)	(29,518)

Total stockholders’ equity (deficit)	44,981	(26,707)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$62,545	$35,183

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss
($ in thousands, except per share amounts)
(Unaudited)

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenue from research collaborators	$1,367	$74	$1,632	$74

Costs and expenses:
Research and development(1)	4,831	4,224	19,425	7,275
General and administrative(1)	2,962	2,334	8,940	4,722
In-process research and development	—	4,609	—	4,609

Total operating costs and expenses	7,793	11,167	28,365	16,606

Loss from operations	(6,426)	(11,093)	(26,733)	(16,532)

Other income (expense)
Interest income	185	52	296	140
Interest expense	(175)	(36)	(480)	(78)
Other income (expense)	—	(27)	(37)	(28)

Total other income (expense)	10	(11)	(221)	34

Net loss	(6,416)	(11,104)	(26,954)	(16,498)
Accretion of redeemable convertible preferred stock	—	(896)	(2,713)	(1,766)

Net loss attributable to common stockholders	$(6,416)	$(12,000)	$(29,667)	$(18,264)

Comprehensive loss
Net loss	$(6,416)	$(11,104)	$(26,954)	$(16,498)
Foreign currency translation adjustments	94	—	(12)	—

Comprehensive loss	$(6,322)	$(11,104)	$(26,966)	$(16,498)

Net loss per common share
Net loss per common share (basic and diluted)	$(0.33)	$(9.79)	$(3.14)	$(24.89)

Weighted average common shares used to compute basic and diluted net loss per common share	19,507,468	1,225,150	9,436,430	733,846

(1)Noncash stock-based compensation expense included in these amounts are as follows:
Research and development	$202	$249	$1,395	$996
General and administrative	529	106	1,520	183

Total stock-based compensation	$731	$355	$2,915	$1,179

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
($ in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(26,954)	$(16,498)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,693	404
Loss on disposal of property and equipment	48	—
Stock-based compensation	2,915	1,179
Charge for purchased in-process R&D	—	4,609
Changes in operating assets and liabilities; net of acquisition
Collaboration receivable	(916)	—
Prepaid expenses and other current assets	(726)	(564)
Accounts payable	(54)	349
Accrued expenses	1,925	(1,922)
Deferred revenue	3,515	1,972

Net cash used in operating activities	(18,554)	(10,471)

Cash flows from investing activities
Purchases of property and equipment	(7,617)	(1,444)
Proceeds from landlord reimbursement of tenant improvements	2,420	—
Proceeds from the sale of equipment	77	—
Purchases of marketable securities	(32,643)	—
Sales of marketable securities	2,250	—
Acquisition of Ribopharma AG, net of acquired cash	—	(121)

Net cash used in investing activities	(35,513)	(1,565)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	30,012	7
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	1,000
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	19,005
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	7,454
Proceeds from issuance of Series D convertible preferred stock	10,000	—
Proceeds from bank debt	6,970	1,369
Repayment of bank debt	(1,859)	(154)
Decrease (increase) in restricted cash	373	(2,667)
Repayment of debt assumed in Ribopharma acquisition	—	(2,964)
Deferred financing costs incurred in connection with the equipment line of credit	(47)	—

Net cash provided by financing activities	45,449	23,050

Effect of exchange rate changes on cash	(31)	(3)

Net (decrease) increase in cash and cash equivalents	(8,649)	11,011
Cash and cash equivalents, beginning of period	23,193	15,477

Cash and cash equivalents, end of period	$14,544	$26,488

Supplemental disclosure of cash flows
Cash paid for interest	$263	$37
Supplemental disclosure of noncash financing activities
Fair value of warrants issued in connection with equipment line of credit included as deferred financing costs	$557	$—
Accretion of redeemable convertible preferred stock	2,713	1,766
Conversion of redeemable convertible preferred stock into common stock	67,626	—

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

     In June 2004, the Company completed the initial public offering of its common stock. The initial public offering consisted of the sale of 5,000,000 shares of common stock at a price of $6.00 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 750,000 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in full in June 2004. Net proceeds from the initial public offering after deducting underwriters’ discounts and expenses were approximately $30,000.

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

     In the opinion of the Company, the unaudited financial statements contain all adjustments (all of which were considered normal and recurring) necessary to present fairly the Company’s financial position at September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosure of certain assets and liabilities at the balance sheet date. Such estimates include the carrying value of property and equipment and intangible assets and the value of certain liabilities. Actual results may differ from such estimates.

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     Prior to the quarter ended June 30, 2004, the Company operated as a development-stage company. During the quarter ended June 30, 2004, the Company emerged from the development stage because its collaboration research activities became significant with the addition of the second collaboration with Merck and Co., Inc. (“Merck”). The Company has received payments from Merck and expects these collaborations to be a significant part of the Company’s ongoing business operations.

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

     Revenue Recognition

     In addition to the revenue recognition policies disclosed in the Company’s consolidated financial statements for the year ended December 31, 2003, in the three months ended September 30, 2004, the Company adopted its revenue recognition policies related to revenues earned for reimbursable research and development activities. In conjunction with its ocular collaboration agreement with Merck (see Note 9), the Company began conducting reimbursable research and development activities in the three months ended September 30, 2004. The Company records revenues from these activities at the time the research and development activities are performed under the terms of the related agreement, when the collaborator is obligated to pay and when no future performance obligations exist. Under the terms of the Company’s ocular collaboration agreement with Merck, both parties share in the research and development costs and, as a result, will reimburse each other for 50% of the costs incurred, as defined by the agreement. The Company follows Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”) in determining the proper accounting for these revenues. In accordance with EITF 01-9, the Company’s policy is to record revenues equal to the amount the Company is due to receive for costs incurred under the agreement less amounts reimbursable to the other party during the same accounting period unless both of the following conditions exist:

i.	The Company receives an identifiable benefit in exchange for the payments made to the other party under the arrangement and

ii.	The Company can reasonably estimate the fair value of the benefit received.

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     Marketable Securities

     During the three months ended September 30, 2004, the Company began investing a portion of its available cash and cash equivalents in marketable securities with maturities of greater than one year. The Company classifies its investments as available for sale. All of the Company’s unrestricted investments are available for use, if needed, to fund the Company’s current operations. As a result, the Company classifies all of its investments with maturities of greater than one year as short-term on its balance sheet. At September 30, 2004, the Company had approximately $3,800 of investments with maturities of greater than one year classified as short-term in its balance sheet.

     Accounting for Stock-Based Compensation

     Employee stock awards granted under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company has not adopted the fair value method of accounting for stock-based compensation. All stock-based awards granted to nonemployees are accounted for at their fair value in accordance with SFAS No. 123, as amended, and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” under which compensation expense is generally recognized over the vesting period of the award.

     Under the intrinsic value method, compensation associated with stock-based awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock-based awards to nonemployees is determined based on the estimated fair value of the award itself, measured using an established option pricing model. The measurement date for nonemployee awards is generally the date performance of certain services is complete. Pro forma information regarding net loss and basic and diluted net loss per common share for the three and nine months ended September 30, 2004 and 2003 has been determined as if the Company had accounted for its employee stock options under the fair-value method.

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     Pro forma information for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders
Net loss, as reported	$(6,416)	$(12,000)	$(29,667)	$(18,264)
Add employee stock-based compensation expense included in reported net loss	788	204	2,455	286
Deduct employee stock-based compensation expense determined under fair value method	(824)	(409)	(2,560)	(496)

Net loss - pro forma	$(6,452)	$(12,205)	$(29,772)	$(18,474)

Net loss per common share (basic and diluted)
As reported	$(0.33)	$(9.79)	$(3.14)	$(24.89)
Pro forma	$(0.33)	$(9.96)	$(3.16)	$(25.17)

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

     The following table presents total long-lived tangible assets by geographic area as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Long-lived tangible assets:
United States	$6,528	$2,343
Germany	2,441	2,413

Total long-lived tangible assets	$8,969	$4,756

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

Recent Accounting Pronouncements

     In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004, which is the Company’s second quarter, and is required to be retroactively applied. There was no impact from the adoption of EITF 03-06 on the Company’s earnings per share as the Company has incurred net operating losses during each period presented in the consolidated financial statements and the effect would be anti-dilutive.

     In March 2004, the FASB issued an exposure draft of a new standard entitled “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, “Statement of Cash Flows.” The exposure draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in Alnylam’s financial statements. Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and as proposed, would be effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. Although the Company has not yet completed its analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 3, “Accounting Policies – Accounting for Stock-Based Compensation,” provide detail as to the Company’s financial performance as if it had applied the fair-value-based method and recognition provision of SFAS No. 123 to stock-based employee compensation to the current reporting periods. The Company is monitoring developments related to the exposure draft and will adopt the final standards, if any, upon issuance.

4. Net Loss Per Common Share

     The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method); options that were exercised prior to vesting, unvested restricted stock awards and the weighted average conversion of the preferred stock into shares of common stock (using the if-converted method).

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2004	2003	2004	2003
Options	2,017,462	1,534,506	2,017,462	1,534,506
Warrants	65,787	13,157	65,787	13,157
Convertible preferred stock	—	20,561,855	—	20,561,855
Unvested restricted stock	469,233	712,007	469,233	712,007
Options that were exercised before vesting	118,563	15,789	118,563	15,789

5. Intangibles

     Intangible assets consist of the following:

	September 30,	December 31,
	2004	2003
Core Technology	$3,638	$3,638
Workforce	437	437

	4,075	4,075
Less - accumulated amortization:
Core Technology	(127)	(45)
Workforce	(425)	(152)

Total accumulated amortization	(552)	(197)

	$3,523	$3,878

     Amortization expense was $118 and $355 in the three and nine months ended September 30, 2004. Amortization expense was $78 in both the three and nine months ended September 30, 2003.

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

6. Property and Equipment

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2004	2003
Laboratory equipment and software	5	$5,734	$4,300
Computer equipment	3	536	270
Furniture and fixtures	5	727	431
Leasehold improvements	*	3,580	50
Construction in progress		55	363

		10,632	5,414
Less - accumulated depreciation		(1,663)	(658)

		$8,969	$4,756

*	shorter of asset life or lease term

     Depreciation and amortization expense was $634 and $1,338 and $212 and $326 for the three and nine months ended September 30, 2004 and 2003, respectively.

     As a part of the lease agreement signed with the landlord, the landlord has agreed to reimburse the Company for certain of the costs of the tenant improvements, up to a maximum of $2,978. In September 2004, the Company received approximately $2,420 as reimbursement for improvements made to its facility in Cambridge, MA, which were recorded as a reduction to the carrying amount of leasehold improvements during the quarter ended September 30, 2004. Further reimbursements from the landlord will be recorded upon receipt.

7. Notes Payable

Equipment Line of Credit

     On March 26, 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10,000. The Company has the ability to draw down amounts under the line of credit through June 30, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed. Borrowings bear interest at prime rate plus 3 percent (7.75% at September 30, 2004). The Company is required to make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs under the line of credit will be repaid over 48 months. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5 percent of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. In connection with the

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

agreement, Alnylam issued to Lighthouse and an affiliate warrants to purchase 100,000 shares of Series C redeemable convertible preferred stock at an exercise price of $5.00 per share and a term of seven years, which were converted into warrants to purchase 52,630 shares of our common stock at an exercise price of $9.50 per share upon the closing of our initial public offering. Alnylam recorded the fair value of these warrants of $557 as a deferred financing cost which is being amortized to interest expense over the repayment term of the first advance of 63 months. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.49%, no dividend yield, and a seven-year term.

     In conjunction with entering into the agreement with Lighthouse in March 2004, Alnylam paid off the remaining balance of the loan with Silicon Valley Bank, of $1,859, via an initial draw in the amount of the payoff balance. As a result of the early termination of the Silicon Valley Bank loan, Alnylam paid additional interest of $168.

     As of September 30, 2004, future cash payments under the note payable to Lighthouse are as follows:

Year Ended December 31,
Remaining 3 months in 2004	$126
2005	1,258
2006	2,012
2007	2,012
2008	2,012
2009	1,806

9,226
Less: portion representing interest	2,256

6,970
Less: current portion	379

Long-term equipment loan	$6,591

     The terms of the Lighthouse agreement include covenants which limit the Company’s ability to sell or transfer certain assets or businesses or to pay dividends or other distributions above specified limits. Through September 30, 2004, the Company has drawn $6,970 under the agreement and $3,030 is available on the line of credit to finance additional equipment. The Company is in compliance with the covenants of the agreement as of September 30, 2004.

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

8. Equity

Common Stock

     As of September 30, 2004, the Company had 125,000,000 shares of common stock authorized, 20,162,837 shares issued and 20,079,943 shares outstanding. As of September 30, 2004, the Company has reserved 65,787 shares of common stock for issuance upon exercise of warrants. In addition, the Company has reserved 2,017,462 shares of common stock for future issuance upon the exercise of common stock options. During the nine months ended September 30, 2004, the Company repurchased 82,894 shares of unvested common stock from a terminated employee for $0.00019 per share. The Company has recorded this as treasury stock.

     On May 7, 2004, the Company effected a reverse 1-for-1.9 split of all outstanding shares of common stock. All common share and per share data presented in the accompanying consolidated financial statements and the notes thereto have been retroactively restated to reflect this event.

     In June 2004, the Company completed the initial public offering of its common stock. The initial public offering consisted of the sale of 5,000,000 shares of common stock at a price of $6.00 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 750,000 shares within 30 days of the initial public offering to cover over-allotments. This option was exercised in full in June 2004. Net proceeds from the initial public offering after deducting underwriters’ discounts and expenses were approximately $30,000.

Preferred Stock

     As of September 30, 2004, the Company had 5,000,000 shares of preferred stock authorized, no shares issued and no shares outstanding.

Restricted Stock to NonEmployees

     In connection with restricted stock issued to nonemployees, the Company has recorded deferred compensation which represents the cumulative fair value of the awards. Shares remaining unvested or subject to forfeiture for nonemployees still providing services are subject to a mark-to-market adjustment during each reporting period prior to vesting in full which could result in additional expenses as well as credits to stock-based compensation expense based on the current fair value of the Company’s common stock price.

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

Stock Option Plans

     On May 27, 2004, the effective date of the Company’s Registration Statement on Form S-1 filed with the SEC, the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) became effective. The 2004 Plan has approximately 1,800,000 shares available for issuance under the plan plus shares subject to awards under the 2002 Employee, Director and Consultant Stock Plan and 2003 Employee, Director and Consultant Stock Plan which awards expire, terminate or are otherwise cancelled. In addition, the 2004 Plan provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of 2,631,578 shares of common stock, 5% of the Company’s outstanding shares or an amount determined by the board of directors. The 2004 Plan includes a nonemployee director stock option program under which each eligible nonemployee director will be entitled to receive a grant of an option to purchase 7,105 shares of common stock upon his or her initial appointment to the board of directors and a subsequent annual grant of an option to purchase 5,263 shares of common stock based on continued service.

     The 2004 Employee Stock Purchase Plan (the “2004 ESPP”) became effective on May 28, 2004. The 2004 ESPP has 315,789 shares available for issuance under the plan.

9. Significant Agreements

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

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     Under the terms of the agreement, Alnylam agreed to pay Isis an upfront license fee of $5,000, $3,000 of which was paid upon signing of the agreement and the remaining $2,000 of which is due on January 3, 2005. Alnylam has recorded this $5,000 of consideration as license fee expense within research and development costs during the three months ended March 31, 2004 as the technology has not reached technological feasibility and does not have any alternative future use. Alnylam also agreed to make milestone payments (totaling $3,400 payable upon the occurrence of specified development and regulatory events) and royalties to Isis for each product that Alnylam or a collaborator develops utilizing Isis intellectual property. In addition, Alnylam agreed to pay to Isis a percentage of certain fees earned from strategic collaborations it may enter into that include access to the Isis intellectual property. In connection with the Merck ocular collaboration signed in June 2004, which is discussed below, the Company recorded $500 in license fee expense related to payments due to Isis. In conjunction with the agreement, Isis purchased 1,666,667 shares of Series D preferred stock of Alnylam for $10,000, which were converted into 877,193 shares of common stock upon the closing of the Company’s initial public offering in June 2004. Isis also agreed to pay Alnylam a license fee, milestone payments (totaling $3,400 payable upon the occurrence of specified development and regulatory events) and royalties for each product developed by Isis or a collaborator that utilizes Alnylam’s intellectual property. The agreement also gives Alnylam an option to use Isis manufacturing services for RNA-based therapeutics.

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

ALNYLAM PHARMACEUTICALS, INC.

Notes to Unaudited Interim Consolidated Financial Statements — (Continued)
($ in thousands, except per share amounts)

     Under the terms of the agreement, Alnylam received a $2,000 license fee from Merck as well as $1,000 representing reimbursement of prior research and development costs incurred by the Company. These amounts have been deferred and will be recognized as revenue over the estimated period of performance under the collaboration agreement, which the Company has determined to be six years. In addition, the agreement provides for Alnylam to work on two additional mutually agreed ocular targets in addition to its vascular endothelial growth factor (“VEGF”) program with Merck. Merck and Alnylam will jointly fund the development of, and share the profits from, any RNAi therapeutics for the United States market that result from the collaboration. Alnylam will also have the option to co-promote these RNAi therapeutics in the United States. Marketing and sales outside of the United States will be conducted by Merck, with Alnylam receiving royalties. During the three months ended September 30, 2004, Alnylam recorded revenues of $916, which represent research and development costs to be reimbursed by Merck under the terms of the agreement. The Company also recorded revenues of $125 from the amortization of the up-front payments received from Merck.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements about our plans, objectives, expectations, and intentions. You can identify these statements by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or similar expressions. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results” in this report identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

     We commenced operations in June 2002. Prior to the three months ended September 30, 2004, our revenues were derived primarily from our first strategic alliance with Merck. In the three months ended September 30, 2004, we began recording revenues from our second strategic alliance with Merck and Co., Inc., or Merck. We expect our revenues to continue to be derived primarily from strategic alliances and license fee revenues. Since our inception, we have generated significant losses. As of September 30, 2004, we had an accumulated deficit of $57.3 million. We have funded our operations primarily through the proceeds of $84.9 million from the sale of equity securities, including approximately $30.0 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering, which closed in June 2004. We have yet to submit any drug applications to any regulatory authority. We have focused our efforts since inception primarily on business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff, and raising capital. We are unable to predict when, if ever, we will be able to commence sales of any product. We have not achieved profitability on a quarterly or annual basis and we expect to incur significant additional losses over the next several years. We expect our net losses to increase primarily due to research and development activities relating to our collaborations, drug development programs and other general corporate activities.

We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, and milestone payments under existing and future collaborative arrangements. Prior the quarter ended June 30, 2004, we operated as a development-stage enterprise. During the quarter ended June 30, 2004, we emerged from the development stage because our research collaboration activities became significant with the addition of our second collaboration with Merck. We have received payments from Merck and expect these collaborations to be a significant part of our ongoing business operations.

Research and Development

     Since our inception, we have focused on drug discovery and development programs. Research and development expenses represented approximately 62% and 68% of our total operating expenses for the three and nine months ended September 30, 2004 and 38% and 44% for the three and nine months ended September 30, 2003, respectively. Prior to the three months ended September 30, 2004 we did not track our research and development costs or our personnel and personnel-related costs on a project-by-project basis, since the majority of our efforts were focused on the development of capabilities associated with our product engine rather than on specific projects.

     We have recently initiated programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as Direct RNAi drug candidates and we expect to initiate additional programs as the capabilities of our product engine evolve. Included in our current programs are those focused on age-related macular degeneration, or AMD, and Parkinson’s disease, or PD. In conjunction with Merck, we are currently evaluating several RNAi therapeutics in animal models and expect to begin a clinical trial for an AMD product candidate in the second half of 2005. We entered into a collaboration with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville to explore the potential of a PD treatment by initiating testing in animal models. We began animal model testing during 2004. In June 2004, we entered into a collaboration and license agreement with Merck. The agreement is a new, multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. This collaboration, the second strategic alliance between Merck and Alnylam, will focus on AMD and other ocular diseases caused by abnormal growth or leakage of small blood vessels in the eye. Our existing program to develop a Direct RNAi™ therapeutic for the treatment of AMD will be incorporated into the new collaboration. In addition, we are working on a number of internal development projects related to Direct RNAi drug candidates.

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

Acquisition

     In July 2003, we acquired a development stage enterprise called Ribopharma AG, now called Alnylam Europe, AG, an RNAi therapeutics company based in Kulmbach, Germany. To effect the acquisition, we paid $1.5 million in cash and transaction costs of $0.4 million and issued common shares with a fair value of $1.9 million. In addition, we assumed $7.1 million in debt, of which $3.0 million was subsequently paid in cash and $4.1 million was settled through the issuance of our Series B redeemable convertible preferred stock. As a result of the acquisition, we expensed $4.6 million in the three months ended September 30, 2003 of purchased in-process research and development and allocated $5.8 million to long lived assets representing the value ascribed to the Alnylam Europe work force, core technology and fixed assets acquired in the transaction. The results of Alnylam Europe are included in our consolidated results from the date of acquisition.

Critical Accounting Policies and Estimates

     Our significant accounting policies are described in the notes to our consolidated financial statements included in our Registration Statement on Form S-1, which was declared effective by the SEC on May 27, 2004. Except as otherwise indicated below, there have been no changes to these policies and no significant changes to these estimates since December 31, 2003.

     Marketable Securities

     In the three months ended September 30, 2004, we began investing a portion of our available cash and cash equivalent resources in marketable securities with maturities of greater than one year. We have classified these investments as “available for sale” and have determined that these investments, which total $3.8 million at September 30, 2004, are properly classified as short-term investments in our consolidated balance sheet. This determination is a result of our decision that these investments represent the investment of funds that are available for current operations.

     Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

Revenues

     We do not currently sell any therapeutic products. To date, our revenues have been derived primarily from our strategic alliances with Merck. The following table summarizes the payments received by us under our strategic research collaboration agreements with Merck as well as our total consolidated revenues in the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Up-front payments received from research collaborator	$3,000	$2,000	$3,000	$2,000
License payment received from research collaborator	1,000	—	1,000

Total up-front and license payments received	$4,000	$2,000	$4,000	$2,000

Revenues recorded from the amortization of up-front and license payments	$389	$28	$556	$28
Revenues recorded from cost reimbursement research collaboration agreement	916	—	916	—
Other revenues	62	46	160	46

Total revenues recorded	$1,367	$74	$1,632	$74

     We received a $2.0 million license fee from our first agreement with Merck in September 2003, which has been deferred and is being recognized as revenue over six years, the estimated period of performance under the collaboration agreement. In September 2004, we received an additional license fee of $1.0 million from Merck related to this agreement. We will continue to amortize the payments received under this agreement over the remaining period of performance under the agreement. In June 2004, we entered into an additional collaboration and license agreement with Merck. The agreement is a new, multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. Under the terms of the agreement, we received a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs which we incurred on our age-related macular degeneration, or AMD, program targeting vascular endothelial growth factor, or VEGF. These amounts are being amortized into revenues over the estimated period of performance under the collaboration agreement of six years. As such, we recorded $0.1 million of revenues in the three and nine months ended September 30, 2004 from the amortization of these payments. In addition to up-front and milestone payments, our collaboration agreement with Merck related to RNAi therapeutics for ocular diseases provides for the sharing of costs incurred under this agreement. In the three months ended September 30, 2004, we recorded revenues of $0.9 million from these cost sharing activities related to the AMD program. For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances. In addition, we have recently established license programs for research reagents and services, which are expected to provide revenues from license fees and from royalties on sales by the licensees.

Research and Development Expenses

     We expense research and development costs as incurred. Research and development expenses were $4.8 million and $19.4 million for the three and nine months ended September 30, 2004, as compared to $4.2 million and $7.3 million for the three and nine months ended September 30, 2003.

     The increase for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was due to higher compensation and related costs of our research and development team of $0.4 million, incremental costs of $0.4 million attributable to our collaboration with Merck related to ocular RNAi therapeutics, which began in July 2004, higher facilities and related costs of $0.3 million as a result of our Cambridge, MA facility, which we began occupying in May 2004 and additional legal costs of $0.3 million associated with intellectual property. In addition, we acquired Ribopharma, AG, now Alnylam Europe, effective July 31, 2003 and as a result, research and development expenses in the three months ended September 30, 2003 included only two months of activity compared to three months of activity in the three months ended September 30, 2004, which resulted in incremental research and development costs of $0.5 million in the three months ended September 30, 2004. These increases were partially offset by a decrease of $1.2 million in license fee expenses. We licensed certain third-party intellectual property during the three months ended September 30, 2003, for which there were no comparable licensing activities in the three months ended September 30, 2004.

     The increase for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was due primarily to $5.5 million in license fees incurred during the nine months ended September 30, 2004 under our agreement with Isis Pharmaceuticals, Inc., or Isis, which contributed to a $4.0 million increase in license fee expenses and increased research and development expenses of $3.1 million incurred by Alnylam Europe, which we acquired in July 2003, for which the comparable prior year period included two months of activity compared to the nine months of activity in the current year. In addition, additional compensation and related costs of our research and development team of $1.7 million, additional facilities and related costs of $0.3 million as a result of our Cambridge, MA facility and additional non-cash stock compensation of $0.8 million contributed to the increase. Because a portion of our non-cash stock compensation expense is related to stock option and restricted stock held by non-employees, we record these grants at their fair value. The fair value of these grants is subject to change in the future based on changes in our stock price. As a result, the amount of our non-cash stock compensation in future periods could fluctuate significantly. The remainder of the increase is primarily a result of an expansion of our technology development program during 2004. We expect to continue to devote substantial and increasing resources to research and development.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related expenses, professional fees, and expenses related to general corporate activities. General and administrative expenses were $3.0 million and $8.9 million for the three and nine months ended September 30, 2004 as compared to $2.3 million and $4.7 million for the three and nine months ended September 30, 2003. The increase in the three and nine month periods resulted primarily from an increase of $0.4 million and $1.3 million in noncash stock-based compensation, the acquisition of Alnylam Europe, which resulted in additional expenses of $0.1 million and $0.7 million as the prior period contained only two months of activity subsequent to our acquisition, and increases in compensation and related costs of $0.1 million and $0.5 million resulting from the hiring of additional employees and members of the management team. The remainder of the increase resulted primarily from infrastructure building and various costs associated with growth and related increased business activities. We anticipate that these expenses will continue to increase as a result of the expected expansion of our operations, facilities and other activities associated with the planned expansion of our business, together with additional costs associated with operating as a public company.

Interest Income and Expense

Interest income was $0.2 million and $0.3 million for the three and nine months ended September 30, 2004 compared to $0.1 million and $0.1 million for the three and nine months ended September 30, 2003. The increases in interest income are due to higher cash, cash equivalents and marketable securities balances in 2004 as a result of our issuance of $10.0 million of preferred stock in March 2004 and the completion of our initial public offering in June 2004, through which we raised approximately $30.0 million. Interest expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2004 compared to less than $0.1 million and $0.1 million in the three and nine months ended September 30, 2004. The interest expense for the three and nine months ended September 30, 2004 is related to our borrowings for equipment purchases under our previous Silicon Valley Bank line of credit, the premium paid to pay off this line of credit in March 2004, as well as the amounts incurred under our new Lighthouse line of credit. We expect that our interest expense will increase as we continue to draw down our equipment loan with Lighthouse.

Accretion of Redeemable Convertible Preferred Stock

     Accretion of redeemable convertible preferred stock relates primarily to the 10% annual interest feature on the Series A and Series B redeemable convertible preferred stock as well as the deemed dividend of $0.8 million recorded on the Series D preferred stock issued in March 2004 resulting from a beneficial conversion feature. The accretion and deemed dividend were none and $2.7 million for the three and nine months ended September 30, 2004, as compared to $0.9 million and $1.8 million for the three and nine months ended September 30, 2003. The increase resulted from the issuance of Series A and Series B redeemable convertible preferred stock during the third quarter of 2003 and the issuance of the Series D convertible preferred stock in March 2004. Upon the closing of our initial public offering in June 2004, all of our preferred stock was converted into common stock, and therefore, there has been no further accretion charges recorded since June 2004.

Liquidity and Capital Resources

     We commenced operations in June 2002. Since our inception, we have generated significant losses. As of September 30, 2004, we had an accumulated deficit of $57.3 million. We have funded our operations primarily through the proceeds of $84.8 million from the sale of equity securities, including approximately $30.0 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering, which closed in June 2004. As of September 30, 2004, we had cash and cash equivalents and marketable securities of $44.9 million, compared to cash and cash equivalents of $23.2 million as of December 31, 2003. The significant increase in cash and cash equivalents as of September 30, 2004 as compared to December 31, 2003 was primarily related to the approximately $30.0 million of net proceeds that we received as a result of the closing of our initial public offering in June 2004, partially offset by cash used to fund our operations.

     We invest in cash equivalents, U.S. Government obligations, high-grade corporate notes and commercial paper. Our investment objectives for our investments are, primarily, to assure liquidity and preservation of capital, and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value. Fair value is determined based on quoted market prices.

     Net cash used in operating activities was $18.6 million for the nine months ended September 30, 2004. The use of cash in this period resulted primarily from funding our efforts in business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff and raising capital. In addition, during the nine months ended September 30, 2004, we paid $3.0 million of the $5.0 million due under the license agreement with Isis, which was signed in March 2004 and received $4.0 million in up-front and license payments from Merck related to our strategic research collaborations.

     Net cash used in investing activities was $35.5 million for the nine months ended September 30, 2004. The use of cash in this period resulted primarily from the purchase of marketable securities as we invested the proceeds from our initial public offering. In addition, our purchases of property and equipment totaled $7.6 million in the nine months ended September 30, 2004. Included in these purchases were $6.0 million of leasehold improvements to our facility in Cambridge, Massachusetts. Our landlord reimbursed us for $2.4 million of these improvements in the nine months ended September 30, 2004.

     Net cash provided by financing activities was $45.4 million for the nine months ended September 30, 2004. The net cash provided by financing activities resulted primarily from the net proceeds of approximately $30.0 million from the closing of our initial public offering in June 2004 as well as the sale of convertible preferred stock of $10.0 million. In addition, we have drawn approximately $7.0 million under our $10.0 million equipment line of credit.

     In March 2004, we entered into a collaboration and license agreement providing for an upfront license payment to Isis of $5.0 million, of which $3.0 million was paid upon the signing of the agreement and the remaining $2.0 million is due on January 3, 2005. We also agreed to make milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties to Isis, based on net sales of any product that we or a collaborator sell utilizing Isis’ intellectual property. In addition, we agreed to pay to Isis a percentage of some fees from strategic collaborations we enter into that include access to the Isis intellectual property. In connection with the Merck ocular collaboration discussed below, the

Company recorded $0.5 million in license fee expense due to Isis, which was recorded in June 2004. In connection with the agreement, in March 2004, Isis purchased 1,666,667 shares of our Series D preferred stock for $10.0 million, which were converted into 877,193 shares of our common stock upon the closing of our initial public offering in June 2004. Isis also agreed to pay us a license fee, milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties for each product developed by Isis or a collaborator that utilizes our intellectual property.

     In June 2004, we entered into a collaboration and license agreement with Merck. The agreement is a new, multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. Under the terms of the agreement, we received a $2.0 million license fee from Merck as well as $1.0 million for reimbursement of prior research and development costs we incurred on our AMD program. These amounts have been deferred and are being recognized as revenues over the estimated period of performance under the collaboration agreement. In addition, the agreement provides for us to work on two additional mutually agreed ocular targets in addition to our VEGF program with Merck. Merck and Alnylam will jointly fund the development of, and share the profits from, any RNAi therapeutics for the United States market that result from the collaboration. We will also have the option to co-promote these RNAi therapeutics in the United States. Marketing and sales outside of the United States will be conducted by Merck and we will receive royalties.

     Based on our current operating plan, we believe that our existing resources will be sufficient to fund our planned operations through at least the end of 2006, during which time we expect to extend the capabilities of our product engine, initiate development of a product for the treatment of wet AMD and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop and commence clinical trials for any product candidates we identify.

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

Contractual Obligations and Commitments

     Set forth below is a description of our contractual cash obligations as of September 30, 2004, in thousands.

			2005	2008
		Remainder	through	through	After
Contractual Obligations	Total	of 2004	2007	2009	2009
Operating lease obligations	$14,018	$409	$6,092	$4,086	$3,431
Short and long-term debt	9,226	126	5,281	3,819	—

Total contractual cash obligations	$23,244	$535	$11,373	$7,905	$3,431

     We in-license technology from a number of sources. Pursuant to these in-license agreements, we will be required to make payments if and when we achieve specified development and regulatory milestones. If we successfully commercialize products that utilize technology licensed under these agreements, we will be required to pay aggregate milestone payments ranging $0.3 million to $4.2 million per product under each of these agreements.

     On March 26, 2004, we entered into an equipment line of credit with Lighthouse to finance equipment purchases of up to $10 million. The borrowings bear interest at 3% over the prime rate of interest plus an additional 11.5% due at the end of the term of each borrowing. We are required to make interest only payments on all draw-downs through June 30, 2005, at which point all draw-downs under the line of credit will be repaid over 48 months. The borrowings are collateralized by the assets financed. At September 30, 2004, we had an outstanding balance of $7.0 million under this facility. The terms of the Lighthouse agreement include covenants which limit our ability to sell or transfer certain assets or businesses or to pay dividends or other distributions above specified limits.

     On March 26, 2004, we entered into an agreement with Perini Building Company, Inc. for the build out of our new facility in Cambridge, Massachusetts. The contract contains a guaranteed maximum price of $5.6 million, $5.0 million of which we had paid as of September 30, 2004, which represents our payment in full through the completion of the project. As part of the lease agreement that we entered into with the landlord of this facility, the landlord agreed to reimburse us for up to approximately $3.0 million of certain of the costs of the tenant improvements. Through September 30, 2004, we received $2.4 million from the landlord and in October 2004, we received an additional $0.2 million from the landlord.

Recently Issued Accounting Pronouncements

     In April 2004, the Emerging Issues Task Force, or EITF, issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under Financial Accounting Standards Board or FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004, which is our second quarter, and is required to be retroactively applied. There was no impact from the adoption of EITF 03-06 on our earnings per share as we have incurred net operating losses during each period presented in the consolidated financial statements and the effect would be anti-dilutive.

     In March 2004, the FASB issued an exposure draft of a new standard entitled “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95, “Statement of Cash Flows.” The exposure draft would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and as proposed, would be effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. Although we have not yet completed our analysis to quantify the exact impact the new standard will have on our future financial performance, the disclosures in Note 3, “Accounting Policies – Accounting for Stock-Based Compensation,” provide detail as to our financial performance as if we had applied the fair value based method and recognition provision of SFAS No. 123 to stock-based employee compensation to the current reporting periods. We are monitoring developments related to the exposure draft and will adopt the final standards, if any, upon issuance.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

     Very few drug candidates based on these discoveries have ever been tested in animals or humans. siRNAs, the class of molecule we are trying to develop into drugs, do not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, nor the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these drug-like properties into siRNAs. We may spend large amounts of money trying to introduce these properties, and never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize drugs based upon our technological approach, we will not become profitable and the value of our common stock will decline.

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

     We have experienced significant operating losses since our inception. As of September 30, 2004, we had an accumulated deficit of $57.3 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies, but cannot be certain that we will be able to secure these collaborations or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. To date, our collaboration and license agreements have provided us with minimal revenue. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.

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

     In addition, we expect that we will need to enter into alliances with other companies to provide substantial additional cash for development and potential commercialization of our drug candidates. We entered into a collaboration agreement with Merck in September 2003, under which Merck may elect to pay a portion of the costs to develop and market certain drug candidates that we may initially develop based on information and materials provided by Merck. Merck is under no obligation to pay any of the development and commercialization costs for any of these drug candidates, and they may elect not to do so. For drug candidates from our Merck collaboration that Merck does not elect to fund, and for drug candidates we may develop outside of this collaboration, we expect to seek additional collaborations with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization. In June 2004, we entered into a second collaboration and license agreement with Merck for ocular disease, including our current VEGF program. The agreement is a new, multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. The agreement provides for us to work with Merck on two additional mutually agreed ocular targets in addition to our VEGF program. We may not be able to enter into such further collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.

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

     In addition, we have entered into a research collaboration agreement with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville, which we refer to collectively as the Mayo Clinic, in connection with our PD program and we may enter into similar agreements in the future. Either party may terminate this research collaboration agreement upon a breach by the other party. The agreement provides us with an option to acquire an exclusive license to any intellectual property or inventions developed in connection with the collaboration. However, in order to secure any such license, we and the Mayo Clinic must agree on terms within 90 days of the exercise of the option. We may not be able to enter into any such license on reasonable terms, if at all.

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

     If a third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.

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

     Since we commenced operations in 2002, we have grown rapidly to over 70 full time employees, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. This rapid and substantial growth, and the geographical separation of our sites, has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two different countries. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

     Delays in clinical trials could reduce the commercial viability of our drug candidates. Any of the following could delay our clinical trials:

•	discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in engaging IRBs to oversee trials or problems in obtaining IRB approval of studies;

•	delays in enrolling patients and volunteers into clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative results of clinical trials;

•	inadequate supply or quality of drug candidate materials or other materials necessary for the conduct of our clinical trials;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials; or

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation.

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

     We have no experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically exceeds five years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

     Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising is also subject to regulatory requirements and continuing FDA review.

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

     We also compete with companies working to develop antisense-based drugs. Like RNAi product candidates, antisense drugs target mRNAs in order to suppress the activity of specific genes. Isis is currently marketing an antisense drug and has several antisense drug candidates in clinical trials, and another company, Genta Inc., has multiple antisense drug candidates in late-stage clinical trials. The development of antisense drugs is more advanced than that of RNAi therapeutics and may become the preferred technology for drugs that target mRNAs to silence specific genes.

Risks Related to Patents, Licenses and Trade Secrets

If we are not able to obtain and enforce patent protection for our discoveries, our ability to develop and commercialize our product candidates will be harmed.

     Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our proposed products. Because certain U.S. patent applications are confidential until patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity. Further, we may be required to obtain licenses under third-party patents to market our proposed products or conduct our research and development or other activities. If licenses are not available to us on acceptable terms, we will not be able to market the affected products or conduct the desired activities.

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

     If any parties successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Moreover, we expect that a number of our collaborations will provide that royalties payable to us for licenses to our intellectual property may be offset by amounts paid by our collaborators to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenues from products developed through collaborations.

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

     In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our initial public offering were freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities

Act. Substantially all of our remaining shares will be eligible for sale pursuant to Rule 144 on December 2, 2004, following the expiration of lock-up agreements.

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

     Our directors, executive officers and principal stockholders, together with their affiliates, beneficially own, in the aggregate, approximately 60% of our outstanding common stock as of September 30, 2004. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

     Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds. Our cash and cash equivalents are deposited in and primarily invested through highly rated financial institutions in North America, primarily in money market funds, as of September 30, 2004. Our short-term investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available for sale” and are recorded at fair value.

     Our short-term investments are subject to interest rate risk and could decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. While our cash and investment balances have increased upon the recent completion of our initial public offering, we will have the ability to hold our fixed income investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b)	Initial Public Offering and Use of Proceeds from Sales of Registered Securities

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

     All 5,750,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $6.00. The aggregate purchase price of the offering was $34,500,000. The net offering proceeds to us after deducting total expenses were $29,884,000. We incurred total expenses in connection with the offering of $4,616,000, which consisted of direct payments of:

(i)	$1,929,000 in legal, accounting and printing fees;

(ii)	$2,415,000 in underwriters discounts, fees and commissions; and

(iii)	$272,000 in miscellaneous expenses.

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

     None of the net proceeds of our initial public offering have been utilized from the effective date of our registration statement on Form S-1, May 27, 2004, through September 30, 2004.

Item 6. Exhibits

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

ALNYLAM PHARMACEUTICALS, INC. (Registrant)
Date: November 15, 2004	By:	/s/ John M. Maraganore, Ph.D.
John M. Maraganore, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2004	By:	/s/ Barry E. Greene
Barry E. Greene
Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)