Form 10-K
period 2004-12-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2005-03-30
CIK 1178670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-50743

ALNYLAM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0602661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Third Street, Cambridge, MA 02142
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (617) 551-8200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s Common Stock at the close of business on June 30, 2004, was $62,229,838.
      As of March 1, 2005, the registrant had 20,908,408 shares of Common Stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under “Part I — Business — Executive Officers of the Registrant”) and the information required by Item 5 relating our equity compensation plans have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2004, a definitive proxy statement for our annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III and the information required by Item 5 relating to our equity compensation plans, which will appear in our definitive proxy statement, is incorporated by reference into this report.

ALNYLAM PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “target” and similar expressions) should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including the factors discussed in this section and elsewhere in this Annual Report on Form 10-K, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors That May Affect Future Results,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.
PART I

ITEM 1.	BUSINESS
Overview
      We are a biopharmaceutical company seeking to develop and commercialize new drugs that work through a recently discovered system in cells known as RNA interference, or RNAi. We believe that drugs that work through RNA interference, or RNAi therapeutics, have the potential to become a major class of drugs, like small molecule, protein and antibody drugs. Using our intellectual property and the expertise we have built in RNAi, we are developing a set of biological and chemical methods and know-how that we expect to apply in a systematic way to develop RNAi therapeutics for a variety of diseases. We refer to these methods and their systematic application as our “product engine”. Using our current capabilities, we have initiated programs to develop RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as Direct RNAitm therapeutics. We believe there are multiple opportunities for Direct RNAi therapeutics. Our current Direct RNAi development programs are focused on an eye disease known as age-related macular degeneration, or AMD, and on a lung infection caused by a virus known as human respiratory syncytial virus, or RSV. We have additional pre-clinical programs in Direct RNAi focused on a central nervous system disorder known as Parkinson’s disease, or PD, spinal cord injury, or SCI, and a genetic disease known as cystic fibrosis, or CF. We expect to initiate a clinical trial for our lead AMD product candidate in the second half of 2005 and for our RSV program in the first half of 2006. We are also working to extend our capabilities to enable the development of RNAi therapeutics that travel through the bloodstream to reach diseased parts of the body, which we refer to as Systemic RNAitm therapeutics. We believe Systemic RNAi will be used to treat a broad range of diseases, including cancer and metabolic and autoimmune diseases.
      RNAi is a recently discovered natural mechanism for selectively silencing genes. Genes provide cells with coded instructions for making proteins, and silencing a gene refers to stopping or reducing production of the protein specified, or encoded, by that gene. Our goal is to develop new drugs that use the RNAi mechanism to selectively silence genes encoding proteins that play harmful roles in disease. We intend to develop drugs based on a type of molecule known as a short interfering RNA, or siRNA. siRNAs are the molecules within cells that directly trigger RNAi. We expect that our RNAi therapeutics will generally consist of chemically modified siRNAs designed to silence specific genes. Given the recent availability of the nucleotide sequence of the entire human genome, RNAi therapeutics can be designed, in theory, to silence any gene that encodes a protein involved in disease, even if currently this protein cannot be adequately controlled by conventional drugs.
      We believe that we have a strong intellectual property position relating to the development and commercialization of siRNAs as therapeutics, consisting of:

•	a concentration of intellectual property rights claiming fundamental features of siRNAs and their use as therapeutics, which includes our ownership of, or exclusive rights to, several issued patents and pending patent applications;

•	a broad portfolio of intellectual property relating to chemical modifications of siRNAs, including over 150 patents licensed from Isis Pharmaceuticals, Inc.; and

•	a number of pending patent applications claiming siRNAs directed to specific targets as treatments for particular diseases.
      We have filed or licensed over 200 patents and patent applications in the RNAi field.
      Our goal is to develop and commercialize RNAi therapeutics. To access the substantial funding and expertise required to develop and commercialize RNAi therapeutics, we intend to form strategic collaborations with pharmaceutical companies or other relevant healthcare companies, such as medical device companies. In many of the collaborations we form, we expect to take the lead role in discovery and early preclinical development of specific RNAi therapeutics, and to share responsibilities with our collaborators in later-stage development and commercialization of these RNAi therapeutics. We expect that our collaborators will provide us with significant funding and technology for the work we perform, access to their development and commercialization capabilities, and a share of revenues from products that are commercialized. In some collaborations, we may choose to focus only on the discovery and early preclinical phases and depend on our collaborators to continue through development, clinical trials and commercialization. We currently have two strategic alliances with Merck & Co., Inc., or Merck. The first alliance is focused on development of RNAi technology for use in live animals and on specific therapeutic targets proposed by Merck. The second alliance with Merck is focused on developing drugs for diseases of the eye. We also have a collaboration with Medtronic, Inc., or Medtronic. This collaboration will pursue therapies designed to treat neurodegenerative disorders such as Parkinson’s, Huntington’s and Alzheimer’s diseases using novel combinations of medical devices and RNAi therapeutics. Neurodegenerative diseases are diseases caused by the death of nerve cells in the brain. We also have a collaboration with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, that is focused on developing drugs for the treatment of CF.
      Over time, as we expand our capabilities and resources, we expect the nature of the collaborations we form will evolve, so that we take on progressively more responsibility for development and commercialization of products we originate, and retain a greater share of the revenues these products generate. In the longer term, we expect to develop and commercialize RNAi therapeutics independently.

RNA Interference
      RNAi is a recently discovered mechanism that occurs naturally within cells and selectively silences the activity of specific genes. Genes provide cells with instructions for producing proteins. Proteins perform many of the vital functions of the cell and of the human body. Although the roles they play are generally beneficial, in certain circumstances, proteins can be harmful. Many human diseases are caused by the inappropriate behavior of proteins. A particular protein may, for example, be present in too great a quantity, be too active or appear in the wrong place or at the wrong time. In these circumstances, the ability to stop or reduce production of the protein by selectively silencing the gene that directs its synthesis could be very beneficial towards the treatment of the disease.
      Beginning in 1999, our scientific founders described and provided evidence that the RNAi mechanism occurs in mammalian cells and that its immediate trigger is a type of molecule known as short interfering RNA, or siRNA. They showed that laboratory-synthesized siRNAs could be introduced into the cell and suppress production of specific target proteins. Because it is possible, in theory, to design and synthesize siRNAs specific for any gene of interest, we believe that RNAi therapeutics have the potential to become a broad new class of drugs.

How RNA interference Works
      RNA is a crucial intermediary in the process by which the cell uses inherited genetic information. This information is passed from one generation to the next in the form of genes, which are made of a substance known as deoxyribonucleic acid, or DNA. Generally, each gene contains the instructions that tell the cell how to make one specific protein. These instructions are in a coded form. The code is based on the four different chemical building blocks from which DNA is made, usually designated by the first letters of their chemical names, A, C, G and T. It is the sequence in which these building blocks, or bases, occur in a gene that tells the cell what protein to make. Most gene sequences are thousands of bases long, and the variety possible in such long sequences allows the cell to produce a large number of different proteins.
      One very important property of DNA is that it is double-stranded, consisting of two separate strands intertwined around each other in a double helix. The two strands are held together by base pairs that form between bases on the opposite strands. Strict rules govern the formation of these base pairs: an A on one strand can pair with a T on the other, and a G can pair with a C, but no other pairings are allowed. The double-stranded nature of DNA and the strict rules governing base-pairing are fundamental to ensuring that genetic information is copied accurately when it is handed down from one generation to the next.
      Base-pairing rules are also fundamental to the process by which the cell uses, or expresses, genetic information to make a protein. To initiate this process, the cell makes a working copy of the gene that encodes the protein. This working copy is made not of DNA but of a closely related substance called ribonucleic acid, or RNA. The working copy is known as messenger RNA, or mRNA. Unlike DNA, mRNA has only one strand. However, the application of base-pairing rules during synthesis of this strand ensures that the sequence of bases in mRNA accurately reflects the base sequence, and thus the genetic information, in the gene being copied. This mRNA then associates with the cell’s protein synthesis machinery, where it directs synthesis of a protein in such a way that the structure of the protein is directly determined by the sequence of bases in the mRNA, and thus in the gene. The protein specified by a particular gene or mRNA is said to be encoded by that gene or mRNA. When this protein is made, the gene is said to be active or expressed.
      Although many RNA molecules, like mRNA, are single-stranded, RNA is capable of forming double-stranded molecules analogous to those formed by DNA. When it does so, base-pairing rules apply. As a result, only RNA molecules with complementary sequences can form double-stranded structures. Generally, most or all bases on one strand have to line up with their permitted base-pair partners on the other strand, otherwise the double-stranded structure will be unstable.
      Double-stranded RNA, or dsRNA, is crucial to the phenomenon of RNAi. A particular type of dsRNA interferes with the activity of specific genes by triggering the breakdown of mRNAs copied from these genes, preventing production of the proteins they encode. Selection of mRNAs for breakdown is driven by base-pairing between the target mRNAs and the separated strands of the dsRNA. Thus, the mRNAs selected for breakdown are those which contain base sequences identical to base sequences in one strand of the dsRNA. As a result, RNAi leads to selective silencing of specific genes with relatively little impact on other genes whose mRNAs do not share base sequences with the dsRNA.

      In nature, the cell initiates RNAi by cutting longer dsRNAs into smaller dsRNA pieces that have 25 or fewer base pairs. These shorter dsRNAs are known as short interfering RNAs, or siRNAs. siRNAs are double-stranded along most of their length but have unpaired bases, or overhangs, at each end, which are important for their activity. siRNAs are the molecules that actually trigger RNA interference. They do so by a process that has three main steps as shown in the figure below.
      Step 1.     siRNAs associate with several proteins to form an assembly known as the RNA-induced silencing complex, or RISC. The two strands of the siRNA become separated as the RISC is formed, so that RISC contains an unpaired single-stranded RNA.
      Step 2.     The RISC then looks for mRNA molecules that contain base sequences complementary to the single-stranded RNA it contains — that is, sequences within the mRNA whose bases can pair up exactly, using base-pairing rules, with the bases in the single-stranded RNA.
      Step 3.     Once this pairing occurs, the RISC complex cuts the mRNA into two separate pieces at the base-paired region, destroying its ability to direct protein synthesis. The RISC complex is then available to cut additional mRNA molecules that contain the appropriate base sequence.
      Repetitive cycles through steps two and three lead to catalytic degradation of mRNAs that contain a sequence complementary to the siRNA strand in the RISC. The ability of each RISC complex to cut multiple mRNA molecules consecutively in a catalytic manner is one of the reasons why we believe RNAi is effective at silencing gene activity.

Opportunity for Therapeutics Based on RNAi
      In May 2001, one of our scientific founders published the first scientific paper demonstrating that the siRNAs required to trigger RNA interference need not be generated inside the cell. Instead, siRNAs can be synthesized in the laboratory using chemical or biochemical methods and introduced into cells to silence the activity of a specific gene. As a result of the human genome project, complete base sequences are available for most human genes. With the sophisticated bioinformatics tools that were developed in conjunction with the genome project, it is possible to scan through the gene that encodes a particular protein and select base sequences that are of the appropriate length for siRNAs and unique to that gene. Several siRNAs targeted to the gene of interest can then be synthesized. Each synthesized siRNA will contain a sequence capable of base-pairing exactly with a short stretch of the sequence of the mRNA copied from the target gene. The synthetic siRNAs can then be tested to determine whether they silence the activity of this gene and suppress the synthesis of the protein it encodes.

      The use of siRNAs has been broadly adopted by academic and industrial researchers for the fundamental study of the function of genes. Important information about the function of a gene can often be deduced by suppressing, or knocking-down, its activity and examining the effect this has on the behavior of a cell or animal. There are now many examples in which such suppression of gene activity has been achieved, in whole or in part, using synthetic siRNAs. In just a few years after siRNAs were discovered, they have become the tools of choice for the selective knock-down of gene function by research scientists, and have largely displaced other methods previously used for this purpose. Reflecting this, siRNAs are a growing portion of the market for research reagents and related products and services.
      One important application of such knock-down studies is to confirm the role of a particular gene or protein in a disease, a process often referred to as target identification or target validation. If silencing a gene with an siRNA leads to improvements in disease symptoms in an experimental disease model, this implies that the target gene or protein plays an important role in the disease. It also implies that the siRNA that suppresses the gene in the model system may be a useful starting point for the development of a drug. We believe that it will be possible to develop these siRNAs into potent and specific drugs.

Broad Potential of siRNAs as Therapeutics
      The success of siRNAs in silencing gene activity in experimental systems suggests that siRNAs could potentially be developed into a broad class of human therapeutics. We believe this new class of drugs has the potential to become a major class of drugs because RNAi therapeutics could offer the following benefits:

•	Ability to treat a broad range of diseases. Given the availability of the base sequence of the entire human genome, in theory, it could be possible to design siRNAs to suppress the production of virtually any human protein whose presence or activity causes disease. This suggests that RNAi therapeutics could potentially be used to treat a broad range of diseases.

•	Ability to target proteins that cannot be targeted effectively by existing drug classes. Many proteins that play important roles in disease cannot be targeted effectively with small molecules or therapeutic proteins, a class of drugs that includes monoclonal antibodies. These proteins that are difficult to target are commonly referred to as non-druggable targets. In the case of small molecule drugs, many proteins are non-druggable because it has proved difficult to synthesize drug candidates with appropriate specificity, potency and safety. In the case of protein drugs, the range of available targets is limited to targets outside the cell. These limitations on small molecule and protein drugs should not apply to siRNAs, which, in theory, can be synthesized to target any gene in the genome. Therefore, we believe RNAi therapeutics will be able to target proteins that small molecule and protein drugs cannot currently target.

•	Inherently potent mechanism of action. One molecule of siRNA could potentially do the work of thousands of molecules of conventional drugs. With conventional drugs, one drug molecule is typically required for every protein molecule whose activity needs to be blocked. Accordingly, to block several thousand protein molecules, several thousand drug molecules are required. In contrast, a single siRNA molecule can potentially block the synthesis of many protein molecules. This is because each siRNA within a RISC complex can trigger destruction of multiple mRNA molecules, each of which could otherwise direct the synthesis of many protein molecules. This inherent potency of the RNAi mechanism suggests a potentially high degree of potency for RNAi therapeutics.

•	Simplified discovery of drug candidates. Identification of small molecule and protein drug candidates typically requires screening of a large number of potential candidates to find prospective leads. These leads must then undergo significant optimization in order to become drug candidates. Particularly in the case of small molecule drug candidates, the optimization procedure can be very challenging, and has to be almost entirely repeated for each candidate. Identification of siRNA drug candidates has the potential to be much simpler and take considerably less time because, in theory, it will involve relatively standard processes that can be applied in a similar fashion to many successive product candidates.

      For these potential benefits of siRNA drugs to be realized, it will be necessary to create chemically synthesized siRNAs that are potent, specific, stable and safe and also capable of reaching the appropriate tissues and cells. The incorporation of such properties into siRNAs is the focus of our product engine. We have reported on our advances in developing siRNAs into drugs in a number of peer-reviewed publications and meetings, including a publication by our scientists in the journal Nature.
Our Business Strategy
      Our strategy is to use our intellectual property and expertise in RNAi to develop and commercialize RNAi therapeutics. The key elements of our business strategy are as follows:

•	Pursue product opportunities in a phased approach based on the capabilities of our product engine. With the goal of accelerating the development of RNAi therapeutics, we are implementing a phased approach to product development. Using the current capabilities of our product engine, we are focusing initially on the development of Direct RNAi therapeutics. We believe there are multiple opportunities for Direct RNAi therapeutics. As we extend the capabilities of our product engine, we intend to initiate development of Systemic RNAi products.

•	Direct RNAi therapeutics. We intend to utilize the current capabilities of our product engine by focusing our efforts on developing RNAi therapeutics that can be administered directly to diseased parts of the body, such as the eye, the lungs or the brain. As part of this phase, we have initiated Direct RNAi programs focused on AMD, RSV, PD, SCI and CF.

•	Systemic RNAi therapeutics. As we extend the capabilities of our product engine, we intend to develop RNAi therapeutics that can reach diseased parts of the body by traveling through the bloodstream after injection. We believe achievement of this objective could permit us to develop Systemic RNAi therapeutics for a broad range of diseases, such as cancer and metabolic and autoimmune diseases.

•	Maintain a strong intellectual property position in the RNAi field. We believe we have a strong intellectual property position relating to the development and commercialization of siRNAs as therapeutics. To build upon our existing intellectual property position, we are focusing on patent and patent applications covering:

•	fundamental aspects of the structure and uses of siRNAs, including their use as therapeutics;

•	chemical modifications to siRNAs that improve their suitability for therapeutic uses; and

•	siRNAs directed to specific targets as treatments for particular diseases.
      In March 2004, we entered into a collaboration with Isis that provides us with rights to over 150 issued patents covering chemical modifications that may enhance the pharmaceutical properties of siRNA molecules as well as fundamental aspects of the mechanism by which these molecules work. Isis agreed that it will not grant corresponding rights to any third party for any dsRNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role.

•	Capitalize on our expertise in RNAi and our intellectual property position to gain access to additional resources to develop and commercialize RNAi therapeutics. We believe that we can use our expertise and the strength of our intellectual property to drive the formation of strategic alliances that will provide us with significant funding and access to important additional resources. We expect these resources to include significant additional capital as well as expertise in the development, manufacturing and commercialization of novel therapeutics. We intend to take an active role in these alliances, including maintaining certain development and commercialization rights. We also intend to use our early alliances to expand our own capabilities so that in the future we will be able to develop and commercialize our therapeutic products independently.

•	Leverage our intellectual property position by licensing our technology to generate revenues. Through our InterfeRx Program, we have licensed and intend to further license our intellectual property to third parties for the development and commercialization of RNAi therapeutics outside our areas of strategic focus. To date, we have granted one InterfeRx license to GeneCare Research Institute Co., Ltd., a Japanese biotechnology firm. The license allows GeneCare to discover, develop, and commercialize RNAi therapeutics directed against two DNA helicase genes associated with cancer. We earned an upfront cash payment, and expect to receive annual and milestone payments, all in cash, and royalties on sales of any products that result from the licensing agreement. In addition, we retained the right to negotiate co-development and co-promotion arrangements for such products in the United States. We expect to grant additional InterfeRx licenses in which we will receive license fees, annual maintenance fees, milestone payments and royalties on sales of any resulting RNAi therapeutics. We also intend to grant further licenses to our intellectual property for the development and commercialization of research reagents and services. We offer licenses for an initial license fee, annual renewal fees and royalties on sales of siRNA research reagents and services.

Alnylam Product Engine
      To realize the potential of RNAi therapeutics as a broad new class of drugs, we are developing capabilities that we can apply to any specific siRNA in a relatively standard fashion to endow it with drug-like properties. We use the term product engine to describe these capabilities because we believe they will enable us to develop many products across a variety of therapeutic areas. The concept for our product engine is that it will provide a systematic approach to identifying RNAi drug candidates, with the following steps:
      Sequence selection. Using sophisticated bioinformatics tools we scan through the entire sequence of a target mRNA to identify sequences that are unique to that mRNA and have few closely similar sequences in other mRNAs. From these unique sequences we derive a list of potential siRNAs that would match up exactly with the target mRNA and not with any other mRNAs. We narrow this list down further by applying filters for other important properties, such as the identity of sequences in mRNAs across multiple species to facilitate pre-clinical and clinical testing. This provides us with a shorter list of siRNAs, each of which we then synthesize for experimental evaluation.
      Potency selection. The siRNAs synthesized in the sequence selection step are tested in cell culture systems to compare their potencies in suppressing production of the target protein.
      Stabilization by chemical modification. Each of the most potent siRNAs is assessed to identify the sites within its structure where it is most vulnerable to attack by enzymes known as ribonucleases that could degrade the siRNA. A minimal set of chemical modifications is then introduced into the siRNA to protect these vulnerable sites, and the modified siRNA is tested to confirm its stability and that it has retained activity against the target mRNA.
      Improvement of biodistribution by conjugation of additional chemical groups. The stabilized siRNA is further modified by the addition, or conjugation, of one or more chemical groups designed to improve uptake of the siRNA into cells and, if desired, to prolong the time it circulates in the blood.
      We expect the output of this process to be RNAi drug candidates that are potent against and specific for a particular target, are appropriately stable and are able to penetrate cells of target tissues. Moreover, we expect that this process for finding suitable drug candidates will be simpler, faster and more productive than the corresponding process for small molecule and protein drug candidates. Therefore, we believe that any significant success in the development of our product engine will place us in a position to pursue multiple therapeutic opportunities.
Progress in the Development of Product Engine
      We have made considerable progress in establishing capabilities suitable for Direct RNAi drugs, and believe on the basis of early results that we will be able to develop capabilities suitable for Systemic RNAi drugs. In judging our progress, we focus on six key attributes that are important for any drug molecule: potency, specificity, stability, safety, biodistribution and efficacy.

Potency
      The more potent a drug is, the lower the dose required for a therapeutic effect, and the lower the risk of side effects. Because siRNAs harness the catalytic activity of a natural mechanism to block the synthesis of undesirable proteins, we expect siRNA drugs to be potent at this task. Current data that we and others have generated support this expectation. We have designed and synthesized siRNAs that are highly effective at low concentrations in suppressing target protein production in cultured cells. A frequently used measure of the potency of potential drug candidates is the parameter known as IC50, which is the concentration of the drug candidate required to reduce the activity of the target protein by 50% of its normal level. The lower the IC50 value, the more potent the drug candidate. We have made siRNAs that suppress target protein production in cultured cells with IC50 values similar to, or lower than, the values typically observed for other types of drugs in analogous experiments. Further, a number of the siRNAs we have made and tested in cell culture experiments have demonstrated greater potency than siRNAs others have tested against the same targets in published experiments. Further, we have also demonstrated that suppression of gene activity by an siRNA can continue for at least seven days after cells are exposed to low concentrations of the siRNA. Although these observations need to be extended further by tests in animals and then in humans, they lead us to believe that we will be able to identify siRNAs with potency that is sufficient for therapeutic use.

Specificity
      To maximize beneficial effects and minimize harmful ones, a drug should be highly selective for its intended target and have minimal activity against unintended targets. For siRNAs, careful selection of an appropriate base sequence can provide a high degree of specificity for the target mRNA. Some evidence has been reported of off-target effects with certain siRNAs, meaning that these siRNAs affected mRNAs other than their intended targets. However, we believe that such effects can be minimized by the use of sophisticated bioinformatics tools to improve selection of siRNA sequences and by judicious incorporation of chemical modifications at appropriate positions within the siRNA molecule. Therefore, we believe we will be able to identify siRNA molecules that are sufficiently specific to the target mRNAs.

Stability
      To be effective, drugs must be stable in the body long enough to reach the tissues in which their effects are required and then to exert those effects. To endow siRNA molecules with appropriate stability, we are introducing a series of chemical modifications into siRNAs to protect them against enzymes called ribonucleases that would otherwise degrade them. We have also identified certain sequence motifs that help to stabilize the siRNAs that contain them, and which we can incorporate by design into the siRNAs we make. We use various experimental systems to assess the impact of sequence selection or chemical modifications on the stability of siRNAs. These systems include incubation of modified siRNAs at body temperature in samples of animal or human serum or in extracts made from animal tissues, such as the liver, the eye or the lung. We also assess the stability of siRNAs by injecting them into animals and analyzing samples of serum or tissues for the presence of intact siRNA. These analyses are performed using radioactive labels to trace the fate of the siRNAs or using a biochemical test known as a ribonuclease protection assay to detect the presence of the siRNAs. Using these analytical procedures, we have systematically evaluated the impact of various chemical modifications within siRNA molecules. As a result, we have developed a series of rules enabling us to synthesize siRNAs that are more resistant to breakdown in our experimental systems than unmodified siRNAs but which also retain sufficient potency in cell culture experiments. We have shown that a modified siRNA can maintain stability for at least 24 hours, whereas many unmodified siRNAs are largely degraded within minutes.

Safety
      All drugs carry the risk of side effects. These effects may have a variety of causes, including incomplete specificity of the drug for its intended target or an adverse interaction between the drug and the body’s systems for monitoring and disposing of foreign materials. In the case of RNAi drugs, our ability to choose siRNAs that are potent and selective for their targets should help to minimize side effects caused by lack of specificity.

Moreover, we are deliberately minimizing the number of chemical modifications we are introducing into siRNAs to enhance stability and other properties and believe that this will help minimize potential adverse effects on the body’s disposal systems.
      Because siRNAs are dsRNAs, one further potential side effect is activation of the so-called interferon response, which can be provoked by dsRNAs and causes influenza-like symptoms. In collaboration with Dr. Gunther Hartmann at Ludwig Maximilian University Munich, our researchers have identified specific motifs of siRNAs that can stimulate the interferon response. By enabling the design of siRNAs that do not contain them, the identification of these motifs should help avoid interferon induction, an important goal for achieving safe RNAi therapeutics. Our approach also includes experimental testing of siRNAs we are considering as drug candidates to identify and select siRNAs that do not trigger an interferon response. The results of our work with Dr. Hartman were published in the journal Nature Medicine in February 2005.

Biodistribution
      Biodistribution refers to the ability of drugs to reach different tissues within the body and to enter cells within these tissues. Because RNA molecules are typically unable to enter cells without the use of special delivery agents, biodistribution is considered to be one of the key issues to be addressed before siRNAs can be developed into drugs. We believe we have made considerable progress addressing biodistribution for siRNAs. For example, we have demonstrated that:

•	The attachment of a chemical structure such as cholesterol to one end of an siRNA molecule can enable that molecule to enter cultured cells without any other delivery agent. To demonstrate entry of a cholesterol-linked siRNA into cells, we incubated cultured cells with various concentrations of the modified siRNA or of an siRNA having the same base sequence but lacking the cholesterol modification. Activity of the target protein was reduced to about 20% of its normal level in the cells incubated with the modified siRNA, but was essentially unaffected in the cells incubated with the siRNA lacking the cholesterol modification.

•	A cholesterol-linked siRNA remains in the circulation of a mouse and a rat for longer than a similar siRNA that has not been modified with cholesterol. In a test to measure the lifetime of injected siRNA, we demonstrated that a cholesterol-linked siRNA was detectable in the circulation of a mouse and a rat 12 hours after injection, whereas an unmodified siRNA was barely detectable after one hour.

•	A cholesterol-linked siRNA can make its way into tissues after injection into the tail vein of a mouse. We made extracts from various tissues of mice that had been injected with a variety of siRNAs and used the ribonuclease protection assay to analyze these extracts for the presence of siRNA. Significant levels of siRNAs were observed in extracts from liver, heart, kidney, adipose, and lung tissue, but only if the injected siRNAs had been modified by attachment of cholesterol. No siRNAs were observed in corresponding tissue extracts from mice that had not been injected or had been injected with siRNAs lacking the cholesterol group.

Efficacy
      Efficacy refers to the ability of drugs to exert their desired effects in live animals and, ultimately, human patients. On the basis of recent results, we believe we have made significant progress in demonstrating that we will be able to develop siRNAs with appropriate efficacy for use as drugs. These results include:

•	Demonstration that a cholesterol-linked siRNA injected into a mouse can significantly reduce the levels of its target mRNA and the corresponding protein. This finding was reported by our scientists in the journal Nature in November 2004. They showed that injection of a cholesterol-linked siRNA reduced the levels of the target mRNA by almost 60% in the liver and more than 70% in the jejunum, which is part of the gut. Moreover, bloodstream levels of the protein encoded by the target mRNA were also reduced, by almost 70%. The protein in question was apolipoprotein B, or apoB, which was selected for these experiments because it plays an important part in regulating cholesterol levels in the bloodstream. Significantly, animals treated with the modified siRNA also had reduced levels of bloodstream cholesterol.

•	Demonstration that in live animals, a cholesterol-linked siRNA causes its target mRNA to be cut within the region complementary to the siRNA. This finding was also reported by our scientists in their Nature paper, and to our knowledge represents the first published evidence that RNA interference in a live animal takes place by the mechanism assumed for it. Specifically, our scientists demonstrated that apoB mRNA was cleaved, or cut, in the middle of the region complementary to the cholesterol-linked apoB-specific siRNA.

      Taken together, our results to date with respect to potency, specificity, stability, safety, biodistribution and efficacy lead us to believe that we will be successful in identifying siRNAs with appropriate properties for use as drugs.
Our Research Programs
      Given our progress in developing our product engine we have begun work on Direct RNAi drug candidates and believe that we will also be able to move forward with Systemic RNAi drug candidates in the future. Using the current capabilities of the product engine, we have initiated five programs to identify specific siRNAs for potential further development as Direct RNAi drug candidates. Included in these are our development programs focused on AMD and RSV, for which we have targeted the initiation of human clinical trials during the second half of 2005 and during the first half of 2006, respectively. Also included in these programs are our pre-clinical programs focused on PD, SCI and CF, for which we have yet to establish the likely timing of human clinical trials. In addition to these programs, we have also initiated a program in collaboration with Medtronic to develop technology for the treatment of neurodegenerative diseases using novel combinations of medical devices and RNAi therapeutics.
Age-Related Macular Degeneration

Market Opportunity
      AMD can cause severe deterioration of vision and may ultimately cause blindness. The National Eye Institute estimates that over 1.6 million adults over 50 in the United States suffer from AMD. The siRNAs we are exploring would treat wet AMD, a subtype of AMD that affects over 1.5 million people in the United States and is responsible for approximately 90% of the severe vision loss due to AMD. According to AMD Alliance International, approximately 200,000 new cases of wet AMD are diagnosed in North America each year and approximately 500,000 new cases of wet AMD are diagnosed worldwide each year.
      The macula is the central area of the retina, and is the area most responsible for visual acuity, or sharpness of vision. The macular degeneration that occurs in wet AMD is a complex process involving the growth of new blood vessels immediately behind the retina and invasion of these new vessels into the retinal space. These newly formed vessels tend to be relatively fragile, and to leak blood and fluid into the surrounding tissue. The presence of leaked fluids and new blood vessels behind the retina physically disrupts the integrity of the macula and the photoreceptors contained therein, resulting in blurring of central vision, and ultimately blindness.

Current Treatments
      Until recently there were only two available treatments, of limited effectiveness, for wet AMD: the drug Visudyne, sold by Novartis AG, and laser treatment. Visudyne is used in a two-step process known as photodynamic therapy whose goal is to seal newly formed blood vessels behind the retina so that they neither grow nor leak. However, Visudyne is only approved for the treatment of certain subtypes of wet AMD, and its beneficial effects are frequently modest and of limited duration. The only alternative to photodynamic therapy was, until recently, treatment with a laser to burn out newly formed blood vessels. Unfortunately, this treatment can also cause irreversible damage to the retina, resulting in significant blind spots, and its beneficial effects appear to be of limited duration.

      In December 2004, the United States Food and Drug Administration, or FDA, approved a new drug known as Macugen® for the treatment of all types of wet AMD. Macugen belongs to a class of compounds known as aptamers and blocks the activity of a protein known as vascular endothelial growth factor, or VEGF. There is evidence that VEGF promotes both the growth and the leakage of new blood vessels behind the retina in AMD. Macugen was developed by Eyetech Pharmaceuticals, Inc. Several other companies are developing drugs for the treatment of wet AMD that target VEGF or its activity. The most advanced of these drug candidates is Lucentis, an antibody fragment being developed by Genentech, Inc. that binds specifically to VEGF. Regeneron, Inc. is developing a product called VEGF Trap, designed to block the activity and effects of VEGF, that is in the early stages of clinical testing for AMD. Two other companies are in the early stages of developing siRNA products to block VEGF activity. One of these products, being developed by Acuity Pharmaceuticals, Inc., is intended to limit production of VEGF by suppressing the activity of the VEGF gene. The other, being developed by Sirna Therapeutics, Inc., is intended to limit production of a protein known as VEGF-receptor, which is the protein on cell surfaces that VEGF must bind to in order to exert its effects. Acuity and Sirna both initiated Phase I human clinical trials of their siRNA products in the latter half of 2004.

Alnylam Program
      We are developing an RNAi therapeutic, which we refer to as VEGF Production Inhibitor, for the treatment of wet AMD. We believe that an RNAi therapeutic that suppresses VEGF gene activity, thereby cutting off VEGF production, could have significant advantages over drugs that bind to VEGF once it has been produced or that limit production of the VEGF-receptor. We have identified siRNAs that suppress the activity of the VEGF gene potently and specifically in cultured cells. We believe that the siRNAs we have identified are significantly more potent and effective than VEGF-directed siRNAs reported by others, and that we can apply the current capabilities of our product engine to develop them into competitive drug candidates. We are currently evaluating these siRNAs in animal models relevant to wet AMD and expect to begin a clinical trial for a wet AMD product candidate during the second half of 2005. Any siRNA we develop for wet AMD will be a Direct RNAi drug administered by direct injection into the eye, the method of administration for Macugen and Lucentis. We have filed patent applications relating to the use of siRNAs to suppress VEGF production for therapeutic purposes, and in August 2004, we obtained an exclusive license from Hybridon, Inc., under a number of issued patents covering the treatment of ocular diseases with siRNAs targeting VEGF.
Respiratory Syncytial Virus Infection

Market Opportunity
      Respiratory syncytial virus, or RSV, is a highly contagious virus that causes infections in both the upper and lower respiratory tract. RSV infects nearly every child by the age of two years and, in several populations, is responsible for a significant percentage of all hospitalizations. These populations include infants born prematurely, children with lung or congenital heart disease, the elderly, and other adult immune-compromised populations. RSV infection typically results in cold-like symptoms but can lead to more serious respiratory illness such as croup, pneumonia and bronchiolitis, and in extreme cases severe illness and death. According to the Centers for Disease Control and Prevention, RSV is responsible for up to an estimated 125,000 pediatric hospitalizations each year in the United States. As a result, there is a significant need for novel therapeutics to treat patients who become infected with RSV.

Current Treatments
      The only product currently approved for the treatment of RSV infection is Ribavirin, which is marketed as Virazole® by Valeant Pharmaceuticals International. This product has limited utility as it is approved only for treatment of hospitalized infants and young children with severe RSV infections of the lower respiratory tract. Moreover, administration of the drug is cumbersome and requires elaborate environmental reclamation devices because of potential harmful effects on healthcare personnel exposed to the drug.

      Two products have been approved for the prevention of severe lower respiratory tract disease caused by RSV in infants at high risk of such disease. One of these is a monoclonal antibody known as Synagis®. The other, earlier, product is an immune globulin called Respigam®. Neither of these products is approved for treatment of an existing RSV infection.

Alnylam Program
      The goal of our program is to develop an RNAi therapeutic that can be used to treat RSV infection. Experiments conducted by and with our collaborators have demonstrated that siRNAs specific for RSV can block RSV infection in mice. The siRNAs used in these experiments were administered intranasally, that is, in the nose. We are currently conducting animal tests of several siRNAs that are highly potent in blocking RSV infection in mice, and expect to begin human clinical trials for treatment of RSV infection during the first half of 2006. Most likely, any siRNA we develop for RSV infection will be a Direct RNAi drug administered via inhalation of an aerosol into the lungs, a current mode of administration for many drugs. We have licensed and filed patent applications relating to the use of siRNAs to inhibit infection with the RSV virus.
Parkinson’s Disease

Market Opportunity
      PD is a disorder of the nervous system that, according to the American Parkinson Disease Association, afflicts more than 1.5 million people in the United States and, according to the World Health Organization, afflicts approximately four million people worldwide. In its early stages PD is characterized by uncontrollable tremors that gradually increase in severity. As the disease progresses it can lead to severe loss of mobility and dementia. According to Decision Resources, sales of drugs for treating PD in major pharmaceutical markets are expected to grow to approximately $3 billion by 2012.
      The symptoms of PD are caused by a shortage of a substance called dopamine in a key region of the brain. Dopamine plays an important role in transmitting signals between nerve cells and in regulating movement. The shortage of dopamine in PD is caused by the death of dopamine-producing cells in a region of the brain known as the substantia nigra.

Current Treatments
      Currently approved treatments address the symptoms of PD rather than its cause and largely rely on drugs that replace the function of the missing dopamine. These drugs act in a variety of ways, including mimicking dopamine, boosting the amount of dopamine in the brain, enhancing the activity of dopamine boosters or mimics, slowing down the breakdown of dopamine and compensating for diminished dopamine activity. Over time, however, patients cease to respond to these drugs, and there are no effective treatments for advanced PD.
      The leading treatment for Parkinson’s disease is Sinemet®, which was developed by DuPont in the 1970’s. Sinemet combines two drugs — levodopa and a second component, carbidopa, that makes the product more effective by delaying the conversion of levodopa into dopamine until the drug passes into the brain. Sinemet is manufactured by Merck and marketed and distributed by Bristol-Myers Squibb.
      Several companies are currently seeking to develop drugs that treat PD by altering the course of the disease. These investigational drugs include CEP-1347, which is being developed by Cephalon, Inc. in collaboration with H. Lundbeck A/S, TCH-346, which is being developed by Novartis AG, rasagiline, which is being developed jointly by Teva Pharmaceutical Industries Ltd. and H. Lundbeck A/S, and GPI-1485, which is being developed jointly by Guilford Pharmaceuticals, Inc. and Symphony Neuro Development Company.

Alnylam Program
      The goal of our program is to develop an RNAi therapeutic that will slow or halt the progress of PD. Instead of replacing the function of missing dopamine in persons with PD, the siRNAs we have begun to explore as potential treatments of PD would attempt to prevent the shortage of dopamine by preventing the death of dopamine-producing cells that causes this shortage. Based on recent scientific findings, we believe that it may be possible to prevent the death of those cells by using an siRNA to suppress production of a protein known as alpha-synuclein. Recent evidence suggests that the presence of excessive amounts of alpha-synuclein in dopamine-producing cells contributes to their death.
      In 2003 we entered into a collaboration with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville, which we refer to collectively as the Mayo Clinic. In this collaboration we have identified siRNAs that suppress the activity of the alpha-synuclein gene in cultured cells. Studies are ongoing to explore whether these siRNAs can suppress alpha-synuclein gene activity in vivo in animal models of PD. The collaboration was established with an initial one-year period, which has been extended through September 2005, to explore whether an siRNA could be effective in treating PD and allows for further extension if the results are positive. We have secured an option for an exclusive license to a patent application filed by the Mayo Clinic relating to the use of siRNAs to suppress production of alpha-synuclein for therapeutic purposes. We expect that any resulting RNAi therapeutic would be a Direct RNAi drug administered using a specialized medical device to infuse the drug into the appropriate region of the brain. Accordingly, in February 2005, we entered into a collaboration with Medtronic for the development of technology suitable for delivering RNAi therapeutics to specific areas of the brain using implantable devices.
Spinal Cord Injury

Market Opportunity
      According to the National Spinal Cord Injury Association, approximately 250,000 - 400,000 individuals in the United States have SCIs, and about 11,000 people sustain new SCIs each year. Most SCIs occur in automobile and sports accidents, falls, and industrial mishaps. An estimated 60 percent of people sustaining SCIs are 30 years old or younger, and the majority of them are men. SCI has a sudden and profound impact on the affected individual, typically resulting in partial or almost complete paralysis.
      Many organs and tissues in the body can recover after injury without intervention. Unfortunately, some cells of the central nervous system are so specialized that they cannot divide and create new cells. As a result, recovery from a brain or SCI is much more difficult. One important type of damage that occurs as a result of SCI is the severance of axons, the long extended portions of nerve cells that transfer nerve impulses from one cell to another. Specialized molecules that inhibit regrowth of severed axons appear to be produced at the site of damage. Possible interventions to promote recovery from SCI include blocking the production or activity of these molecules that prevent nerve regrowth.

Current Treatments
      Methylprednisolone, a steroid, has become standard treatment for acute spinal cord injury since 1990, when a large-scale clinical trial showed significantly better recovery in patients who began treatment with this drug within eight hours of their injury. Methylprednisolone reduces the damage to cellular membranes that contribute to neuronal death after injury. It also reduces inflammation near the injury and suppresses the activation of immune cells that appear to contribute to neuronal damage. Preventing this damage helps spare some nerve fibers that would otherwise be lost, improving the patient’s recovery. However, there are currently no approved drugs to treat the nerve damage associated with SCI.

Alnylam Program
      Early in 2005 we initiated a program to develop siRNAs to block a regulatory mechanism in the nervous system known as the Nogo pathway. This pathway appears to play a key role in preventing regeneration of nerves after injury, such as SCI. Potentially, therefore, an RNAi therapeutic that inhibits this pathway could reduce or prevent paralysis caused by SCI. We are currently in the early stages of designing and testing siRNAs specific for a protein in the Nogo pathway, which we are developing in conjunction with our first strategic alliance with Merck.

Cystic Fibrosis

Market Opportunity
      Cystic fibrosis, or CF, is a genetic disease in which a defective protein known as the Cystic Fibrosis Transmembrane conductance Regulator, or CFTR, causes the body to produce an abnormally thick, sticky mucus, or secretion, that clogs the lungs and leads to life-threatening lung infections. This thick mucus also obstructs the pancreas, preventing digestive enzymes from reaching the intestines to help break down and absorb food. According to the Cystic Fibrosis Foundation, CF affects approximately 30,000 people in the United States and occurs in approximately one of every 3,500 live births. Approximately 1,000 new cases of CF are diagnosed each year and more than 80 percent of patients are diagnosed by age three. According to the Cystic Fibrosis Foundation’s National Patient Registry, the median age of survival for a person with CF is in the mid 30s. As more advances have been made in the treatment of CF, the number of adults with CF has steadily grown. Adults, however, may experience additional health challenges including CF-related diabetes and osteoporosis.

Current Treatments
      No therapeutics are approved today to treat what are believed to be the root causes of CF. Currently, the treatment of CF depends upon the stage of the disease and the organs involved. Clearing mucus from the lungs is an important part of the daily CF treatment regimen. Chest physical therapy is a form of airway clearance that involves vigorous clapping on the back and chest to dislodge the thick mucus from the lungs. Other types of treatments include TOBI®, a tobramycin solution for inhalation, which is an aerosolized antibiotic used to treat lung infections that is marketed by Chiron Corporation; Pulmozyme®, a mucus-thinning drug shown to reduce the number of lung infections and improve lung function, which is marketed by Genentech, Inc.; and azithromycin, an antibiotic recently proven to be effective in people with CF whose lungs are chronically infected with the common bacteria known as Pseudomonas aeruginosa. Clinical trials focused on gene therapy are currently being conducted by other companies but all are in early stages.

Alnylam Program
      In March 2005, we initiated a collaborative program with CFFT, the drug discovery and development affiliate of the Cystic Fibrosis Foundation. The goal of our program is to develop an RNAi therapeutic that can be used to treat the cause rather than the consequences of CF. In most patients with CF, potentially functional CFTR protein is produced but does not reach the cell surface. In our program with CFFT we will conduct research activities to determine if the CFTR protein can be redirected to the cell surface through the use of RNAi-based technologies to silence specific genes. Most likely, any RNAi therapeutic that we develop for CF will be a Direct RNAi drug administered via inhalation of an aerosol into the lungs, a current mode of administration for many drugs.
Strategic Alliances and Licenses

Strategic Alliances
      We intend to form strategic alliances to gain access to the financial, technical, clinical and commercial resources necessary to develop and market RNAi therapeutics. We expect these alliances to provide us with financial support in the form of equity investments, research and development funding, license fees, milestone payments and royalties or profit-sharing based on sales of RNAi therapeutics. We currently have two distinct strategic alliances with Merck, as well as alliances with Medtronic and CFFT.

Merck
      In September 2003, we entered into a five-year strategic alliance with Merck to develop advanced RNAi technology and RNAi therapeutics. For technology development, both parties committed to devote significant human resources and expertise to the collaborative development of advanced RNAi technology. Merck will have exclusive rights to use our RNAi technology and the RNAi technology developed jointly under the collaboration solely for the identification and validation of drug targets. We will have rights to use this technology for all internal research purposes and in collaborations in which the primary purpose is the development of therapeutic products using RNAi. For therapeutics development, Merck agreed to provide us with twelve proprietary drug targets over the course of the collaboration that have well-validated roles in disease and that appear attractive as potential targets for RNAi therapeutics. We have the right, but not the obligation, to develop siRNA drug candidates against each target provided by Merck. If we advance a candidate to a defined point in preclinical development, the parties will then decide whether we, Merck or the two companies together will proceed with the further development and commercialization of that candidate. For each drug candidate that Merck decides to develop, whether by itself or jointly with us, Merck will pay us a fee at the time of its decision, and will also reimburse us for one-half of the costs we incurred previously on that candidate. If the parties agree to develop a drug candidate together, we will share development expenses and co-promote the products upon terms to be determined by mutual agreement. If it is determined that Merck will develop the drug candidate without our further involvement, Merck will bear all development expenses and will pay us a royalty on product sales. Likewise, if it is determined that we will develop the drug candidate without further Merck involvement, we will bear all development expenses and will pay Merck a royalty on product sales. In that event, we would retain the right to collaborate with a third party on the development and commercialization of that drug candidate.
      In connection with this alliance, Merck made a $2.0 million cash payment and purchased $5.0 million of our equity during 2003. Merck made additional cash payments of $1.0 million in September 2004 and $2.0 million in December 2004 as well as an equity investment of $5.0 million in December 2004 in recognition of our having developed RNAi technology for use in live animals to a pre-specified level of performance. An additional $1.0 million cash payment is due from Merck in September 2005.
      In early 2005, we initiated a therapeutic discovery and development program associated with this alliance. The new program focuses on a specific drug target proposed by Merck, and we will proceed with preclinical development of an RNAi therapeutic for this target. The drug target is in the Nogo pathway, which plays a key role in preventing regeneration of nerves after injury, such as SCIs. An RNAi therapeutic that inhibits this pathway could potentially reduce or prevent paralysis caused by such injuries.
      In June 2004, we entered into a second collaboration and license agreement with Merck. The agreement is a multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. This collaboration will focus on AMD and other ocular diseases caused by abnormal growth or leakage of small blood vessels in the eye. Our existing program to develop a Direct RNAi therapeutic targeting VEGF for the treatment of AMD was incorporated into the new collaboration. Under the terms of the agreement, in 2004 we received a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs we had incurred. The agreement also provides for us to work with Merck on two mutually agreed ocular targets in addition to VEGF. The parties will jointly fund the development of, and share the profits from, any RNAi therapeutics for the United States market that result from the collaboration. We will also have the option to co-promote these RNAi therapeutics in the United States. Marketing and sales outside of the United States will be conducted by Merck, with us receiving royalties.

Medtronic
      In February 2005, we entered into a collaboration with Medtronic to pursue the potential development of therapeutics for the treatment of neurodegenerative disorders such as Parkinson’s, Huntington’s and Alzheimer’s disease. The collaboration will focus on developing novel drug-device combinations incorporating RNAi therapeutics. Initially, the parties will engage in a joint technology development program for a period of two years, which can be extended by mutual agreement. This initial joint technology development program will focus on delivering candidate RNAi therapeutics to specific areas of the brain using an implantable infusion system.
      After successful completion of the initial joint technology development program, the parties must jointly determine whether to initiate product development. If the parties jointly decide to initiate product development, we would be responsible for the discovery and early development of candidate RNAi therapeutics, and

Medtronic would be responsible for late-stage development and commercialization of any drug-device products that result. Medtronic also would adapt or develop medical devices to deliver the candidate RNAi therapeutics to targeted locations in the nervous system.
      After successful completion of the initial joint technology development program and a joint decision to initiate product development, Medtronic would make an initial equity investment in us and could make additional investments upon successful completion of specified milestones. The aggregate amount of our common stock that Medtronic would purchase if a joint decision were taken to initiate product development and the specified milestones were successfully completed would be $21 million. The amount of the investment to be made at the time of the joint decision to initiate product development would be between $1.0 million and $8.0 million, as determined by us, at the then-current market price. For the purpose of this investment, the then-current market price would be equal to the twenty-day trailing average of the closing price of our common stock on the Nasdaq National Market at the end of the trading day two trading days prior to the date of the decision to initiate product development. The remaining investments of between $13.0 million and $20.0 million would be made upon the achievement of the specified milestones at a purchase price equal to 120% of the then-current market price, calculated as just described. If either party decides not to initiate product development under the collaboration agreement, Medtronic would not be required to make any equity investment in us.
      After successful completion of the initial joint technology development program and a joint decision to initiate product development, we would also be eligible to receive additional cash milestone payments for each product developed and royalties on sales of any RNAi therapeutic component of novel drug-device combinations that result from the collaboration.

CFFT
      In March 2005, we entered into a collaboration with CFFT to investigate the potential for RNAi therapeutics to treat CF. Under this collaboration, CFFT will provide us with an initial payment of $0.5 million and make additional payments totaling an aggregate of $1.0 million in the event that certain scientific milestones are achieved. In addition to funding, CFFT will provide us with access to certain scientific resources to support our siRNA discovery and development efforts. If the discovery and development efforts under this collaboration result in the identification of siRNAs that are candidates for further development, the parties may negotiate a mutually agreeable support arrangement for further phases of development. In the event that we develop a marketable therapeutic for the treatment of CF, we will be required to pay CFFT certain pre-determined royalties.

Licenses
      We intend to enter into licensing arrangements with third parties to enhance our intellectual property position and to generate revenues from our intellectual property rights. In March 2004, we entered into a collaboration and license agreement with Isis under which we obtained rights to a broad portfolio of intellectual property relating to chemical modifications that may be required to introduce drug-like properties into siRNA molecules and to the mechanism by which such molecules work. To generate revenues from our intellectual property rights, we have established our InterfeRx program and our research reagents and services licensing program.

Isis Pharmaceuticals, Inc.
      In March 2004, we entered into a collaboration and license agreement with Isis, a leading developer of single-stranded antisense oligonucleotide drugs that target RNA. The agreement further enhances our intellectual property position with respect to RNA-based therapeutics and our ability to develop double-stranded RNA for RNAi therapeutics, and provides us with the opportunity to defer investment in manufacturing technology. Isis granted us licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of double-stranded RNA products. We have the right to use Isis technologies in our development programs or in collaborations, and Isis has agreed not to grant licenses under these patents to any other organization for any dsRNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. We granted Isis non-exclusive licenses to our current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. We also granted Isis the exclusive or co-exclusive right to develop and commercialize double-stranded RNA products against a limited number of targets. In addition, we granted Isis non-exclusive rights to our patents and patent applications for research, development and commercialization of single-stranded RNA products.
      Under the terms of our agreement, we agreed to pay Isis an upfront license fee of $5 million, $3 million of which was paid upon signing of the agreement and the remaining $2 million of which was paid in January 2005. In connection with the Merck ocular collaboration signed in June 2004 discussed above, we recorded $0.5 million in license fee expense related to payments due to Isis. We also agreed to pay milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties to Isis for each product that we or a collaborator develop utilizing Isis intellectual property. In addition, we agreed to pay to Isis a percentage of some fees from strategic collaborations we may enter into that include access to the Isis intellectual property. In conjunction with the agreement, Isis made a $10.0 million equity investment in us. Isis also agreed to pay us a license fee, milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties for each product developed by Isis or a collaborator that utilizes our intellectual property. The agreement also gives us an option to use Isis’ manufacturing services for RNA-based therapeutics.
      Our agreement with Isis also gives us the exclusive right to grant sub-licenses for Isis technology to third parties with whom we are not collaborating. We may include these sub-licenses in our InterfeRx licenses. If a license includes rights to Isis’ intellectual property, we will share revenues from that license equally with Isis.
      If, by January 1, 2008, we or a collaborator have not completed the studies required for an investigational new drug application filing or similar foreign filing for at least one product candidate involving these patent rights, Isis would have the right to grant licenses to third parties for the patents and patent applications licensed to us, thereby making our rights non-exclusive.

InterfeRx Program
      Our InterfeRx program consists of the licensing of our intellectual property to others for the development and commercialization of RNAi therapeutics relating to specific protein targets outside our areas of strategic focus. We expect to receive license fees, annual maintenance fees, milestone payments and royalties on sales of any resulting RNAi therapeutics. Generally, we do not expect to collaborate with our InterfeRx licensees in the development of RNAi therapeutics, but may do so in appropriate circumstances. To date, we have granted one InterfeRx license to GeneCare Research Institute Co., Ltd., a Japanese biotechnology firm. The license allows GeneCare to discover, develop, and commercialize RNAi therapeutics directed against two DNA helicase genes associated with cancer. We earned an upfront cash payment, and expect to receive annual and milestone payments, all in cash, and royalties on sales of any products that result from the licensing agreement. In addition, we retained the right to negotiate co-development and co-promotion arrangements for such products in the United States.

Research Reagents and Services
      We have granted licenses to our intellectual property for the development and commercialization of research reagents and services, and intend to enter into additional licenses on an ongoing basis. Our target licensees are vendors that provide siRNAs and related products and services for use in biological research. We offer these licenses in return for an initial license fee, annual renewal fees and royalties from sales of siRNA research reagents and services. No single research reagent or research services license is material to our business.

Research Collaboration — Mayo Clinic
      In 2003 we entered into a collaboration with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville, which we refer to collectively as the Mayo Clinic. In this collaboration we have identified siRNAs that suppress the activity of the alpha-synuclein gene in cultured cells. Studies are ongoing to explore whether these siRNAs can suppress alpha-synuclein gene activity in vivo in animal models of PD. The collaboration was established to explore whether an siRNA could be effective in treating PD and allows for an extension of the collaboration if the results are positive. We expect that any resulting RNAi therapeutic would be a Direct RNAi drug administered using a specialized medical device to infuse the drug into the appropriate region of the brain. Accordingly, we would anticipate collaborating with a manufacturer of such devices, for example in the collaboration we recently initiated with Medtronic, to develop appropriate procedures for delivery. We have secured an option for an exclusive license to a patent application filed by the Mayo Clinic relating to the use of siRNAs to suppress production of alpha-synuclein for therapeutic purposes.

Patents and Proprietary Rights
      We have devoted considerable effort and resources to establish what we believe to be a strong position in intellectual property relevant to RNAi therapeutics. In this regard, we have focused on patents, patent applications and other intellectual property covering:

•	fundamental aspects of the structure and uses of siRNAs, including their use as therapeutics, and RNAi-related mechanisms;

•	chemical modifications to siRNAs that improve their suitability for therapeutic uses; and

•	siRNAs directed to specific targets as treatments for particular diseases.

Intellectual Property Related to Fundamental Aspects and Uses of siRNA and RNAi-related Mechanisms
      In this category, we include patents and patent applications that claim key aspects of RNAi-related mechanisms. Specifically, we include patents and patent applications relating to targeted cleavage of mRNA directed by RNA-like oligonucleotides, double-stranded RNAs of particular lengths, particular structural features of these dsRNAs, such as overhanging ends, and uses of these dsRNAs. Our strategy has been to secure rights to the potentially key patents and patent applications covering the fundamental aspects of siRNAs on an exclusive basis where possible or appropriate. The following table lists patents or patent applications to which we have secured rights that we regard as being potentially fundamental for the use of siRNAs as therapeutics.

Licensor/Patent
Owner	Subject Matter	Priority Date	Inventors	Status	Alnylam Rights

Isis Pharmaceuticals	Inactivation of target mRNA	6/6/1997	S. Crooke	Issued in the United States, pending in the EU	Exclusive rights for therapeutic purposes related to dsRNAs*

Carnegie Institution of Washington	Double-stranded RNAs to induce RNAi	12/23/1997	A. Fire, C. Mello	Issued in the United States, pending elsewhere	Non-exclusive rights for therapeutic purposes

Alnylam	Short double- stranded RNAs as therapeutics	1/30/1999	R. Kreutzer, S. Limmer	Granted in the EU, issued in Germany and South Africa, pending in the United States and elsewhere; allowed in Australia	Owned

Cancer Research Technology Limited	RNAi uses in mammalian cells	11/19/1999	M. Zernicka-Goetz, M.J. Evans, D.M. Glover	Granted in Singapore, Australia, pending rest of world	Exclusive rights for therapeutic purposes

Massachusetts Institute of Technology, Whitehead Institute, Max Planck organization**	Mediation of RNAi by siRNAs containing 21-23 base pairs	3/30/2000	D.P. Bartel, P.A. Sharp, T. Tuschl, P.D. Zamore	Pending worldwide	Non-exclusive rights for therapeutic purposes**

Max Planck organization	siRNAs with 3’-overhangs as therapeutics	12/1/2000	T. Tuschl, S. Elbashir, W. Lendeckel	Pending worldwide	Exclusive rights for therapeutic purposes

Cold Spring Harbor Laboratory	RNAi uses in mammalian cells	3/16/2001	D. Beach, G. Hannon	Pending worldwide	Non-exclusive rights for therapeutic purposes

Stanford University	RNAi uses in vivo	7/23/2001	M.A. Kay, A.P. McCaffrey	Pending worldwide	Co-exclusive rights for therapeutic purposes

*	We hold co-exclusive therapeutic rights with Isis. However, Isis has agreed not to license such rights to any third party, except in the context of a collaboration in which Isis plays an active role.

**	We hold exclusive rights to the interest owned by three of four co-owners. The fourth co-owner, the University of Massachusetts, has licensed its interest separately to third parties.

      We believe we have a strong portfolio of broad and exclusive rights to fundamental siRNA patents and patent applications. In securing these rights, we have focused on obtaining the strongest rights for those intellectual property assets we believe will be most important in providing competitive advantage with respect to RNAi therapeutics. We note in particular the first, third and sixth patents and patent applications listed in the table above, those covering inventions by Dr. Crooke, Dr. Kreutzer and Dr. Limmer and by Dr. Tuschl and his colleagues. We believe that the so-called Crooke patent is a broad patent covering the use of modified oligonucleotides to achieve enzyme-mediated cleavage of a target mRNA and, as such, has broad issued claims that cover RNAi. We have obtained rights to the Crooke patent through a license agreement with Isis. Under the terms of our license agreement, Isis agreed not to grant licenses under this patent to any other organization for dsRNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. We believe the so-called Kreutzer-Limmer European patent is the only patent so far granted that specifically covers the use of short dsRNAs as therapeutics. Through our acquisition of Alnylam Europe in 2003, we own this patent outright, as well as corresponding patent applications in other countries, including the United States. The pending patent application filed by the Max Planck organization on the invention by Dr. Tuschl and his colleagues, or the Tuschl II patent application, covers a key structural feature of siRNAs, namely the presence of overhangs at the 3’-end of each of the two strands. We have obtained an exclusive license to claims in the Tuschl II patent application uniquely covering the use of such siRNAs for therapeutic purposes. The application contains claims relating to therapeutic uses of siRNAs with or without concomitant gene therapy. Our exclusive rights are to the claims that do not require concomitant gene therapy.
      The Fire and Mello patent owned by the Carnegie Institution covers the use of dsRNAs to induce RNAi. The Carnegie Institution has made this patent broadly available for licensing and we, like many companies, have taken a non-exclusive license to the patent for therapeutic purposes. We believe, however, that the Fire and Mello patent does not claim specific structural features of dsRNAs that are important for the biological activity of siRNAs in mammalian cells. These specific features are the subjects of the Kreutzer-Limmer patent and the Tuschl II patent application for which we have secured exclusive rights.
      The Kreutzer-Limmer patent was granted by the European Patent Office, or EPO, in 2002 and in South Africa in 2003 and is pending in other countries, including the United States. In addition, a German Utility Model covering RNAi composition was branched off the European patent application, and was registered by the German Patent and Trademark Office in 2003. A German Utility Model is a form of patent that is directed only to physical matter, such as medicines, and does not cover methods. The German Utility Model is valid for ten years from the time of the filing of its parent European patent application and is thus in effect until 2010. The issuance of the European patent is currently being opposed by several other companies under a provision of the European Patent Convention that allows such opposition. It may be several years before the outcome of this opposition is decided by the EPO.
      In 2004, the Enlarged Board of Appeal, or Enlarged Board, at the EPO rendered a decision in an unrelated case covering what is known as “disclaimer practice”. With a disclaimer, a patent applicant gives up, or disclaims, part of the originally claimed invention in a patent application in order to overcome prior art and adds a limitation to the claims which may have no basis in the original disclosure. The Enlarged Board determined that disclaimer practice is allowed under the European Patent Convention under a defined set of circumstances. We believe that the use of disclaimer practice as part of the prosecution of the Kreutzer-Limmer patent does fall within the allowable circumstances from the Enlarged Board. This will now be determined as part of the opposition proceedings regarding the Kreutzer-Limmer patent. Determination by the EPO opposition division that the use of the disclaimer in this case does not fall under one of the allowed circumstances could result in the invalidation of the currently-granted claims of the Kreutzer-Limmer patent. Even if the EPO opposition division determines that the use of a disclaimer is permissible, the Kreutzer-Limmer patent would remain subject to the other issues raised in the opposition. In the event that the Kreutzer-Limmer patent is invalidated, there are pending claims in continuing applications before the EPO based on the original Kreutzer-Limmer priority application filings that do not have a disclaimer in them. These pending claims have the potential of issuing as a patent that could give significant coverage to structural features of siRNAs.

      The other pending patent applications listed in the table either provide further coverage for structural features of siRNAs or relate to the use of siRNAs in mammalian cells. For some of these we have exclusive rights, and for others, we have non-exclusive rights. While we believe these pending patent applications are important, we also believe that access to the Crooke patent, the Kreutzer-Limmer patent and the Tuschl II patent application will be of particular importance for development and commercialization of RNAi therapeutics, which is why we have secured exclusive positions with respect to these assets. However, because RNAi is a relatively new field, few patents have been issued, and many potentially key patent applications are still pending.

Intellectual Property Related to Chemical Modifications
      Over the last fifteen years a large amount of effort has been devoted by academics and other biotechnology companies to two other technologies with the potential to selectively turn off gene activity. These technologies are known as antisense oligonucleotides and ribozymes. Both involve using short DNA or RNA molecules to intercept specific mRNAs so as to reduce production of proteins encoded by these mRNAs. Scientists and companies working on antisense oligonucleotides and ribozymes have developed a variety of chemical modifications that can be applied to short DNA and RNA molecules to endow them with drug-like properties. A number of patents have been issued to these scientists and companies claiming the chemical modifications they have developed. Isis has been very successful in obtaining such patents. In March 2004, we entered into a collaboration and license agreement with Isis that provides us with rights to use over 150 issued patents relating to chemical modifications we may wish to incorporate into our RNAi therapeutics. Isis also granted us rights based on future chemistry patent applications filed in the five years following the date of our agreement to which it has rights. We believe that access to this intellectual property from Isis could accelerate our development of RNAi therapeutics by enabling us to capitalize on proprietary chemistry developed by Isis instead of designing around this chemistry. Under the terms of our license agreement, Isis agreed not to grant licenses under these patents to any other organization for dsRNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role.
      In addition to licensing these intellectual property rights from Isis, we are also working to develop our own proprietary modifications that we can apply to siRNAs to endow them with drug-like properties. We have filed a number of patent applications relating to novel chemical modifications that we may apply to siRNAs. We filed these applications relatively recently, and are still evaluating which chemical modifications we may incorporate into siRNA drugs. We may not know for a number of years whether the modifications we use will be patentable or free of patents held by others.

Intellectual Property Related to siRNAs Directed to Specific Targets
      We have also filed a number of patent applications claiming specific siRNAs directed to a large number of targets as treatments for specific diseases. We recognize, however, that there may be a significant number of competing applications filed by other organizations on similar siRNAs. Because our subsidiaries, Alnylam Europe and Alnylam U.S., were among the first companies to focus on RNAi therapeutics, we believe that a number of our patent applications may predate competing applications that others may have filed. With respect to specific siRNAs, we believe that the most important patent coverage will ultimately result from demonstrating that particular compositions exert suitable biological and therapeutic effects. Accordingly, we are focused on achieving such demonstrations for siRNAs in key therapeutic areas.
      Because the work we and others are performing to develop siRNAs as drugs is at a relatively early stage, and because many patent applications on specific siRNAs are pending but very few, to our knowledge, have been issued, we may not know for a number of years whether any siRNA drugs we develop will be patentable and free of patents held by others.
Competition
      The pharmaceutical marketplace is extremely competitive, with hundreds of companies competing to discover, develop and market new drugs. We face a broad spectrum of current and potential competitors, ranging from very large, global pharmaceutical companies with significant resources to other biotechnology companies with resources and expertise comparable to our own. We believe that for most or all of our drug development programs, there will be one or more competing programs in other companies. In many cases the companies with competing programs will have access to greater resources and expertise than we do and may be more advanced.
      The competition we face can be grouped into three broad categories:

•	Other companies working to develop RNAi therapeutics;

•	Companies developing technology known as antisense, which, like RNAi, attempts to silence the activity of specific genes by targeting the mRNAs copied from them; and

•	Marketed products and development programs that compete with the drugs we may try to develop.

Other Companies Working to Develop RNAi Therapeutics
      We are aware of several other companies that are working to develop RNAi therapeutics. Some of these companies are seeking, as we are, to develop chemically synthesized siRNAs as drugs. Others are following a gene therapy approach, with the goal of treating patients not with synthetic siRNAs but with genes designed to produce siRNA molecules within cells.
      Companies working on chemically synthesized siRNAs include Sirna Therapeutics, Inc., and Acuity Pharmaceuticals, Inc. Sirna Therapeutics has approximately ten years’ prior experience working to develop RNA molecules as drugs. This experience was largely gained with a different class of RNA molecules known as ribozymes, but could potentially be relevant for siRNAs. During 2004, both Acuity Pharmaceuticals and Sirna Therapeutics initiated Phase I human clinical trials related to the development of products designed to block VEGF activity. Companies working on gene therapy approaches to RNAi therapeutics include Nucleonics, Inc. and Benitec Ltd. In addition, CytRx Corporation is developing RNAi therapeutics.

Other Companies Working to Develop Antisense Technology
      Antisense technology uses short, single-stranded, DNA-like molecules known as oligonucleotides to block mRNAs encoding specific proteins. An antisense oligonucleotide, or ASO, contains a sequence of bases complementary to a sequence within its target mRNA, enabling it to attach to the mRNA by base-pairing. The attachment of the ASO may lead to breakdown of the mRNA, or may physically block the mRNA from associating with the protein synthesis machinery of the cell. In either case, production of the protein encoded by the mRNA may be reduced. Typically, the backbone of an ASO, the linkages that hold its constituent bases together, will carry a number of chemical modifications that do not exist in naturally occurring DNA. These modifications are intended to improve the stability and pharmaceutical properties of the ASO.
      While we believe that RNAi drugs may potentially have significant advantages over ASOs, including greater potency and specificity, others are developing ASO drugs that are currently at a more advanced stage of development than RNAi drugs. For example, Isis has developed an ASO drug, Vitravene, which is currently on the market, and has several ASO drug candidates in clinical trials. In addition, a number of other companies have product candidates in various stages of preclinical and clinical development. Included in these companies is Genta Inc., which has a drug candidate known as Genasense, a potential treatment for various forms of cancer. ASOs, rather than siRNAs, may become the preferred technology for drugs that target mRNAs in order to turn off the activity of specific genes.

Competing Drugs for Age-Related Macular Degeneration
      We are currently evaluating siRNAs that suppress VEGF gene activity as potential drug candidates for the treatment of wet AMD. VEGF is believed to play a major role in wet AMD by stimulating the growth and leakage of new blood vessels that disrupt the retina. siRNAs that reduce production of VEGF may potentially suppress the growth and leakage of these vessels. Visudyne, which until recently was the only marketed drug for wet AMD, targets these blood vessels. According to published reports by Novartis, worldwide sales of

Visudyne were approximately $448 million in 2004. Visudyne is used in a two-step process known as photodynamic therapy. The first step in this therapy is to administer the drug by infusing it into a vein. The second step, after sufficient time has been allowed for the drug to reach the eye, is to shine laser light of the right color into the patient’s eye. This activates the drug, which then damages the walls of new blood vessels behind the retina, sealing these vessels. Visudyne is only approved for treating certain subtypes of wet AMD, and its beneficial effects may only last for a few months. We believe that an RNAi therapeutic that blocks production of VEGF may be more effective than photodynamic therapy in preventing the growth and leakage of new blood vessels behind the retina. In December 2004, Macugen, a drug developed by Eyetech Pharmaceuticals, Inc. in collaboration with Pfizer, Inc. was approved by the FDA for the treatment of wet AMD. Macugen is intended to work by binding to VEGF molecules and blocking their function. Conceptually, this approach requires one molecule of drug for every molecule of VEGF. We believe that an siRNA that blocks production of VEGF could be more effective at lower concentrations, because each siRNA molecule could potentially block production of many VEGF molecules. This is because each siRNA can potentially trigger degradation of multiple VEGF mRNA molecules, each of which could otherwise direct synthesis of multiple VEGF protein molecules.
      We are also aware of other experimental drugs in various stages of clinical development for the treatment of wet AMD. These include Lucentis, which is being developed by Genentech, Inc. in collaboration with Novartis AG, and VEGF Trap, which is being developed by Regeneron, Inc. Like Macugen, Lucentis is intended to work by binding to VEGF molecules and blocking their function. In addition, during 2004, both Acuity Pharmaceuticals and Sirna Therapeutics initiated Phase I human clinical trials related to the development of siRNA-based products designed to block VEGF activity.

Competing Drugs for RSV
      The only product currently approved for the treatment of RSV infection is Ribavirin, which is marketed as Virazole® by Valeant Pharmaceuticals International. This is approved only for treatment of hospitalized infants and young children with severe lower respiratory tract infections due to RSV. However, Ribavirin has been reported to have limited efficacy and limited antiviral activity against RSV. Moreover, administration of the drug is cumbersome and requires elaborate environmental reclamation devices because of potential harmful effects on healthcare personnel exposed to the drug. According to published reports by Valeant Pharmaceuticals, sales of Virazole were $13.8 million in 2004. Current RSV therapies consist of primarily treating the symptoms or preventing the viral infection by using the prophylactic drug Synagis®, which is marketed by MedImmune. Synagis is a neutralizing monoclonal antibody that prevents the virus from infecting lung cells by blocking the RSV F protein important for this process. Synagis is injected intramuscularly once a month during the RSV season to prevent infection. According to published reports by MedImmune, Synagis sales were $942.3 million in 2004.

Competing Drugs for Parkinson’s Disease
      In collaboration with the Mayo Clinic, we are currently evaluating the potential of siRNAs directed against alpha-synuclein gene activity for the treatment of PD. The goal of our program is to find an RNAi therapeutic that will slow or halt the progress of the disease. Should we decide to pursue development of an alpha-synuclein siRNA for this disease, we would face competition from a number of marketed and investigational drugs. Many of the currently marketed drugs for PD work by boosting the levels of dopamine in the brain or by mimicking the action of dopamine. Dopamine is an important substance that is depleted in the brains of PD patients. Current drugs for PD include:

•	Carbidopa/levodopa, also sold as Sinemet and Atamet®. The levodopa component of this combination drug is converted to dopamine in the brain. The carbidopa component helps to prevent the levodopa component from being used up before it reaches the brain. According to the on-line publication DrugTopics.com, sales of carbidopa/levodopa in the United States were approximately $174.5 million in 2004.

•	Entacapone, sold as Comtess®/ Comtan® and Stalevo®. Entacapone is another drug that prevents the breakdown of levodopa, further helping to increase dopamine levels in patients who take the carbidopa/levodopa combination. According to its developer, Orion Pharma of Finland, worldwide sales of Comtan/ Comtess and Stalevo totaled approximately €115.6 million in 2004.

•	Selegiline, also sold as Eldepryl® and Deprenyl®. Selegiline slows the breakdown of dopamine, which is another strategy to boost depleted levels of dopamine in the brains of PD patients.

•	Mirapex®, Perman® and Requip®, trade names for the drugs pramipexole, pergolide and ropinirole. These drugs are known as dopamine agonists, which mimic dopamine rather than boost dopamine levels.
      By boosting or mimicking dopamine levels, all of these drugs help to treat the symptoms of PD, but none address the underlying cause of the disease, which is the death of brain cells that produce dopamine. Recently published scientific findings suggest that the death of these cells may be caused by over-production of the protein known as alpha-synuclein. We therefore believe that an RNAi therapeutic that reduces alpha-synuclein production could prevent the death of dopamine-producing cells, and thereby slow or halt progression of PD. An RNAi therapeutic with this capability would be expected to offer significant benefits over drugs that simply help alleviate the symptoms of PD.
      We expect that any RNAi therapeutic we succeed in developing for PD would require administration using a specialized medical device to deliver it to the appropriate region of the brain. This requirement could make any RNAi therapeutic we develop less competitive than orally administered drugs for PD, such as the dopamine-boosting drugs described above.
      In addition to marketed drugs, there are a number of investigational drugs for PD currently undergoing clinical development that are intended to alter the course of the disease, including the investigational drugs known as CEP-1347, TCH-346 and rasagiline. If one or more of these are developed and marketed successfully before an RNAi therapeutic reaches the marketplace, they could be strong competition for any RNAi therapeutic we may develop to treat PD.

Competing Drugs for Spinal Cord Injury
      There are currently no approved drugs to treat the nerve damage associated with spinal cord injury. Methylprednisolone, a steroid, has become standard treatment for acute spinal cord injury since 1990, when a large-scale clinical trial showed significantly better recovery in patients who began treatment with this drug within eight hours of their injury. Methylprednisolone reduces the damage to cellular membranes that contributes to neuronal death after injury. It also reduces inflammation near the injury and suppresses the activation of immune cells that appear to contribute to neuronal damage. Preventing this damage helps spare some nerve fibers that would otherwise be lost, improving the patient’s recovery.

Competing Drugs for Cystic Fibrosis
      No therapeutics are approved today to treat the root causes of CF. Currently, the treatment of CF depends upon the stage of the disease and the organs involved. Clearing mucus from the lungs is an important part of the daily CF treatment regimen. Chest physical therapy is a form of airway clearance that involves vigorous clapping on the back and chest to dislodge the thick mucus from the lungs. Other types of treatments include TOBI, a tobramycin solution for inhalation, which is an aerosolized antibiotic used to treat lung infections that is marketed by Chiron Corporation; Pulmozyme, a mucus-thinning drug shown to reduce the number of lung infections and improve lung function, which is marketed by Genentech, Inc.; and azithromycin, an antibiotic recently proven to be effective in people with CF whose lungs are chronically infected with the common bacteria known as Pseudomonas aeruginosa. Clinical trials focused on gene therapy are currently being conducted by other companies but all are in early stages. According to published reports by Chiron, sales of TOBI were approximately $212.9 million in 2004. According to published reports by Genentech, sales of Pulmozyme were approximately $177.7 million in 2004.

Regulatory Matters
      The research, testing, manufacture and marketing of drug products and their delivery systems are extensively regulated in the United States and the rest of the world. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, record keeping, packaging, labeling, promotion and advertising, marketing and distribution of pharmaceutical products. Failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and the inability to obtain or maintain required approvals or to market approved drug products.
      The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an investigational new drug application, which must become effective prior to commencement of clinical testing, and adequate and well-controlled clinical trials to establish that the drug product is safe and effective for the indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically take several years and the actual time taken may vary substantially depending upon the complexity of the product or the disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on a company’s activities. Success in early stage clinical trials does not necessarily assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.
      Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application.
      A 30-day waiting period after the filing of an investigational new drug application is required prior to such application becoming effective and the commencement of clinical testing in humans. If the FDA has not commented on, or questioned, the application during this 30-day waiting period, clinical trials may begin. If the FDA has comments or questions these must be resolved to the satisfaction of the FDA prior to commencement of clinical trials. The investigational new drug application process can result in substantial delay and expense. The FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.
      Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the safety and effectiveness criteria to be evaluated. Each protocol involving testing on subjects in the United States must be submitted to the FDA as part of the investigational new drug application. The study protocol and informed consent information for patients in clinical trials must be submitted to institutional review boards for approval.
      Clinical trials to support new drug applications for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves trials in a limited patient population, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied.

      If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites. Phase I, Phase II or Phase III testing of any product candidates may not be completed successfully within any specified time period, if at all. After successful completion of the required clinical testing, generally a new drug application is prepared and submitted to the FDA.
      We believe that any Direct RNAi product candidate we develop for AMD, RSV, PD, SCI or CF will be regulated as a new drug by the FDA. FDA approval of the new drug application would be required before marketing of the product may begin in the United States. The new drug application must include the results of extensive clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting a new drug application is substantial. Under Federal law, new drug applications are additionally subject to substantial application user fees, currently exceeding $500,000, and the sponsor of an approved new drug application is also subject to annual product and establishment user fees, currently exceeding $30,000 per product and $200,000 per establishment. These fees are typically increased annually.
      The FDA has 60 days from its receipt of a new drug application to determine whether the application will be accepted for filing based on the agency’s threshold determination that the new drug application is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the new drug application. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA normally also will conduct a preapproval inspection to ensure the manufacturing facility, methods and controls are adequate to preserve the drug’s identity, strength, quality, purity and stability, and are in compliance with regulations governing current good manufacturing practices.
      If FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue an approval letter or an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the new drug application. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of new drug application approval, the FDA may require post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
      While we believe that any RNAi therapeutic we develop will be regulated as a new drug under the Federal Food, Drug, and Cosmetics Act, the FDA could decide to regulate RNAi therapeutics as biologics under the Public Health Service Act. Biologics must have a biologics license application, or BLA, approved prior to commercialization. Like new drug applications, BLAs are subject to user fees. To obtain BLA approval, an applicant must provide preclinical and clinical evidence and other information to demonstrate that the biologic product is safe, pure and potent, and that the facilities in which it is manufactured, processed, packed or held meet standards, including drug good manufacturing practices and any additional standards in the license designed to ensure its continued safety, purity and potency. Biologics establishments are subject to preapproval inspections. The review process for BLAs is time-consuming and uncertain, and BLA approval may be conditioned on post-approval testing and surveillance. Once granted, BLA approvals may be suspended or revoked under certain circumstances, such as if the product fails to conform to the standards established in the license.

      Once a new drug application or biologics license application is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports. Additionally, the FDA also strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, the FDA requires substantiation of any claims of superiority of one product over another, including that such claims be proven by adequate and well controlled head-to-head clinical trials. To the extent that market acceptance of our products may depend on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products or our costs. We must also notify the FDA of any change in an approved product beyond variations already allowed in the approval. Certain changes to the product, its labeling or its manufacturing require prior FDA approval and may require conduct of further clinical investigations to support the change. Such approvals may be expensive and time-consuming and, if not approved, the product will not be allowed to be marketed as modified.
      If the FDA’s evaluation of the new drug application submission or manufacturing facilities is not favorable, the FDA may refuse to approve the new drug application or issue a not-approvable letter. The not-approvable letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even after this additional information has been submitted, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of a new drug application regardless of prior advice it may have provided or commitments it may have made to the sponsor.
      Some of our drug candidates may need to be administered using specialized drug delivery systems. We may rely on drug delivery systems that are already approved to deliver drugs like ours to similar physiological sites or, in some instances, we may need to modify the design or labeling of the legally available device for delivery of our product candidate. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified device. Further, to the extent the delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device and to obtain any additional approvals or clearances. Obtaining such a additional approvals or clearances, and cooperation of other companies, when necessary, could significantly delay, and increase the cost of obtaining, marketing approval, which could reduce the commercial viability of a drug candidate. We recently entered into a collaboration with the medical device company Medtronic to pursue the potential development of drug-device combinations for the treatment of neurodegenerative diseases.
      Once a new drug application is approved, the product covered thereby becomes a listed drug that can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application. An abbreviated new drug application provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. There is no requirement, other than the requirement for bioequivalence testing, for an abbreviated new drug application applicant to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of its drug product. Drugs approved in this way are commonly referred to as generic equivalents to the listed drug, are listed as such by the FDA, and can often be substituted by pharmacists under prescriptions written for the original listed drug. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, route of administration or combination, or for a new use, the approval of which was required to be supported by new clinical trials conducted by or for the sponsor. During such three-year exclusivity period the FDA cannot grant approval of an abbreviated new drug application to commercially distribute a generic version of the drug based on that listed drug. However, the FDA can approve generic equivalents of that listed drug based on other listed drugs, such as a generic that is the same in every way but its indication for use, and thus the value of such exclusivity may be undermined. Federal law also provides a period of five years following approval of a drug containing no previously approved active ingredients, during which abbreviated new drug applications for generic versions of those drugs cannot be submitted unless the submission accompanies a challenge to a listed patent, in which case the submission may be made four years following the original product approval. Additionally, in the event that the sponsor of the listed drug has properly informed the FDA of patents covering its listed drug, applicants submitting an abbreviated new drug application referencing that drug, are required to make one of four certifications, including certifying that it believes one or more listed patents are invalid or not infringed. If an applicant certifies invalidity or non-infringement it is required to provide notice of its filing to the new drug application sponsor and the patent holder. If the patent holder then initiates a suit for patent infringement against the abbreviated new drug application sponsor within 45 days of receipt of the notice, the FDA cannot grant effective approval of the abbreviated new drug application until either 30 months has passed or there has been a court decision holding that the patents in question are invalid or not infringed. If the abbreviated new drug application applicant certifies that it does not intend to market its generic product before some or all listed patents on the listed drug expire, then the FDA cannot grant effective approval of the abbreviated new drug application until those patents expire. The first of the abbreviated new drug applicants submitting substantially complete applications certifying that listed patents for a particular product are invalid or not infringed may qualify for an exclusivity period of 180 days running from when the generic product is first marketed, during which subsequently submitted abbreviated new drug applications cannot be granted effective approval.
      From time to time legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.
Foreign Regulation of New Drug Compounds
      Approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. The approval procedure varies among countries and can involve requirements for additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country which first granted marketing approval, in general, each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.
      In Europe, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization that is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure. We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, our chosen regulatory strategy may not secure regulatory approvals on a timely basis or at all.
Hazardous Materials
      Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material.
Manufacturing
      We have no commercial manufacturing capabilities. We may manufacture materials for clinical trials ourselves or rely on third parties to manufacture bulk compounds and finished investigational medicines for clinical trials. We recently contracted with Dowpharma, a division of The Dow Chemical Company, for supply of certain amounts of material to meet our testing needs for future toxicology and clinical testing. Commercial quantities of any drugs that we may seek to develop will have to be manufactured in facilities and by processes that comply with FDA and other regulations. We plan to rely on third parties to manufacture commercial quantities of any products that we successfully develop. Under our agreement with Isis, at our request, we may negotiate a manufacturing services agreement with Isis for double-stranded RNA products designed to work through an RNAi mechanism.
Executive Officers of the Registrant

Name	Age	Position

John M. Maraganore, Ph.D.	42	President, Chief Executive Officer and Director
Barry E. Greene	41	Chief Operating Officer and Treasurer
Vincent J. Miles, Ph.D.	54	Senior Vice President of Business Development
      John M. Maraganore, Ph.D. has served as our President and Chief Executive Officer and as a member of our board of directors since December 2002. From April 2000 to December 2002, Dr. Maraganore served as Senior Vice President, Strategic Product Development for Millennium Pharmaceuticals, Inc., a biopharmaceutical company.
      Barry E. Greene has served as our Chief Operating Officer since he joined us in October 2003 and as our Treasurer since February 2004. From February 2001 to September 2003, Mr. Greene served as General Manager of Oncology at Millennium Pharmaceuticals, Inc., a biopharmaceutical company. From January 2000 to February 2001, Mr. Greene served as Executive Vice President and Chief Business Officer for Mediconsult.com, a medical internet company.
      Vincent J. Miles, Ph.D. has served as our Senior Vice President of Business Development since he joined us in July 2003. From May 1997 to July 2003, Dr. Miles held various positions at Millennium Pharmaceuticals, Inc., a biopharmaceutical company, including vice president positions in business development, strategic planning and scientific affairs.
Scientific Advisors
      We seek advice from our scientific advisory board, which consists of a number of leading scientists and physicians, on scientific and medical matters. Our scientific advisory board meets regularly to assess:

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.
      The current members of our scientific advisory board are:

Name	Position/Institutional Affiliation

Dennis A. Ausiello, M.D.	Physician-in-Chief/Massachusetts General Hospital
David P. Bartel, Ph.D.	Associate Professor/Whitehead Institute for Medical Research
Fritz Eckstein, Ph.D.	Professor/Max Planck Institute
Edward E. Harlow, Ph.D.	Professor/Harvard Medical School
Robert S. Langer, Ph.D.	Germeshausen Professor/Massachusetts Institute of Technology
Paul R. Schimmel, Ph.D.	Professor/Skaggs Institute for Chemical Biology
Phillip A. Sharp, Ph.D.	Institute Professor/MIT Center for Cancer Research
Markus Stoffel, M.D., Ph.D.	Heilbrunn Professor/Rockefeller University
Thomas H. Tuschl, Ph.D.	Associate Professor/Rockefeller University
Phillip D. Zamore, Ph.D.	Associate Professor/University of Massachusetts Medical School

Employees
      As of March 1, 2005, we had 71 full-time employees, 53 of whom were engaged in research and development and 18 of whom were engaged in management, administration and finance. Of our employees, 36 hold M.D. or Ph.D. degrees. None of our employees is represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.
Financial Information About Geographic Areas
      See Note 2 to our Consolidated Financial Statements, under the section entitled “Segment Information”, for financial information about geographic areas. The Notes to our Consolidated Financial Statements are contained herein in Item 8.
Corporate Information
      Alnylam Pharmaceuticals, Inc. was incorporated in Delaware in May 2003. Alnylam Europe AG, which was incorporated in Germany in June 2000 under the name Ribopharma AG, and Alnylam U.S., Inc., which was incorporated in Delaware in June 2002, are wholly owned subsidiaries of Alnylam Pharmaceuticals, Inc. Alnylam Pharmaceuticals, Inc. acquired Alnylam Europe AG in July 2003. Our principal executive office is located at 300 Third Street, Cambridge, Massachusetts 02142, and our telephone number is (617) 551-8200.
Website Access to SEC Reports
      We maintain an internet website at www.alnylam.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports) are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission.

ITEM 2.	PROPERTIES
      Our operations are based in Cambridge, Massachusetts and Kulmbach, Germany. The properties we lease are listed below:

	Square			Monthly
Location	Feet	Type	Lease Expires	Lease Payments

Cambridge, MA	33,000	Office & laboratory	September 2011	$116,000
Kulmbach, Germany	14,000	Office & laboratory	June 2008	33,000
      We also hold a lease on expansion space of 10,600 square feet within the Cambridge, Massachusetts facility, for which payment in the amount of $37,000 per month will begin by September 1, 2005, and options to lease an additional 21,100 square feet of office and laboratory space. We believe that the total space available to us under our current leases and options will meet our needs for the foreseeable future, and that additional space would be available to us on commercially reasonable terms if it were required.

ITEM 3.	LEGAL PROCEEDINGS
      We are currently not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information
      Our common stock began trading on the NASDAQ National Market on May 28, 2004 under the symbol “ALNY”. Prior to that time there was no established public trading market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the NASDAQ National Market for the period indicated:

	2004

Year Ended December 31:	High	Low

Second Quarter (May 28 to June 30)	$9.50	$5.26
Third Quarter	$8.00	$3.65
Fourth Quarter	$8.60	$5.00

(b)	Holders of record
      As of March 1, 2005, there were approximately 72 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

(c)	Dividends
      We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
      Information relating to our equity compensation plans will be included in our proxy statement in connection with our 2005 Annual Meeting of Stockholders, under the caption “Equity Compensation Plan Information.” That portion of our proxy statement is incorporated herein by reference.

(e)	Use of Proceeds
      We registered shares of our common stock in connection with our initial public offering under the Securities Act. Our Registration Statement on Form S-1 (Reg. No. 333-113162) in connection with our initial public offering was declared effective by the SEC on May 27, 2004. The offering commenced as of May 27, 2004. The offering did not terminate before any securities were sold. The offering has terminated and we sold 5,000,000 shares of our common stock in the initial public offering and an additional 750,000 shares of our common stock in connection with the exercise of an over-allotment option by the underwriters. The underwriters of the offering were Banc of America Securities LLC, Citigroup Global Markets Inc., Piper Jaffray & Co. and ThinkEquity Partners LLC. All 5,750,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $6.00. The aggregate purchase price of the offering was $34,500,000. The net offering proceeds to us after deducting total expenses were $29,884,000. We incurred total expenses in connection with the offering of $4,616,000, which consisted of direct payments of:

(i) $1,929,000 in legal, accounting and printing fees;

(ii) $2,415,000 in underwriters discounts, fees and commissions; and

(iii) $272,000 in miscellaneous expenses.
      No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The net offering proceeds have been invested into short-term investment-grade securities and money market accounts. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). As of December 31, 2004, none of the net proceeds of our initial public offering had been utilized.

(f)	Issuer Purchases of Equity Securities
      Neither we nor any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser made any purchases of shares of our common stock in the fourth quarter of 2004.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      The following selected consolidated financial data are derived from our financial statements. The historical results presented are not necessarily indicative of future results. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, and the related Notes, included elsewhere in this Annual Report on Form 10-K.
      On May 7, 2004, we completed a reverse 1-for-1.9 split of all outstanding shares of our common stock. All common share and per share data presented in the selected consolidated financial data, accompanying consolidated financial statements and the notes thereto have been retroactively restated to reflect this event.
      In July 2003, we acquired Ribopharma AG, now called Alnylam Europe AG, an RNAi company based in Kulmbach, Germany. As a result, the quarter ended September 30, 2003 was the first quarter that included the operations of Alnylam Europe AG in our consolidated results. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the year ended December 31, 2003, does not include any financial information for Alnylam Europe AG prior to July 31, 2003, unless otherwise indicated.
      Forward-looking statements made regarding our expected future operating results are on a consolidated basis and include the expected results of Alnylam Europe AG.
Selected Consolidated Financial Data
(In thousands, except share and per share data)

			Period from
			Inception
			(June 14,
			2002)
	Year Ended December 31,		through
			December 31,
	2004	2003	2002

Net revenues	$4,278	$176	$—
Operating expenses(1)	36,542	25,233	4,222
Loss from operations	(32,264)	(25,057)	(4,222)
Net loss	(32,654)	(25,033)	(4,136)
Net loss attributable to common stockholders	$(35,367)	$(27,939)	$(4,884)
Net loss per common share — basic and diluted	$(2.98)	$(29.64)	$(14.74)
Weighted average shares outstanding — basic and diluted	11,886,126	942,665	331,341
(1)Non-cash stock-based compensation included in operating expenses	$4,106	$3,455	$172

	December 31,

	2004	2003	2002

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$46,046	$23,193	$15,477
Working capital	41,606	20,345	12,846
Total assets	66,107	35,183	16,111
Note payable	7,201	1,859	—
Redeemable convertible preferred stock	—	55,189	18,084
Total stockholders’ equity (deficit)	46,142	(26,707)	(4,646)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form  10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us up to, and including the date of this documents, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results” and elsewhere in this Annual Report on Form 10-K. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.
Overview
      We are a biopharmaceutical company that is seeking to develop and commercialize new drugs that work through a recently discovered mechanism in cells known as RNA interference, or RNAi. We believe that RNAi therapeutics have the potential to become a major class of drugs with applications in a wide range of therapeutic areas. We have initiated programs to develop RNAi therapeutics that will be administered directly to diseased parts of the body. In order to treat a broad range of diseases, we are also working to extend our capabilities by investing in RNAi therapeutics that will be administered systemically. To realize the potential of RNAi therapeutics, we are developing capabilities that we can apply to any specific short interfering RNA, or siRNA, in a systematic way to endow it with drug-like properties. We use the term “product engine” to describe these capabilities because we believe they will enable us to develop many products across a variety of therapeutic areas.
      We commenced operations in June 2002. To date, our revenues have primarily been derived from our two strategic alliances with Merck and Co., or Merck. In September 2003, we began working with Merck under a collaboration agreement for the development of RNAi technology and RNAi therapeutics. Through December 31, 2004, we have recognized revenues of $2.4 million related to this agreement from the amortization of up-front and recurring payments from Merck and the recognition of revenues upon the achievement of a milestone. These revenues are net of $0.3 million related to an adjustment to reflect the fair value of common stock issued to Merck in December 2004. In addition, Merck has made equity investments in Alnylam totaling approximately $10.0 million since the commencement of this collaboration. In June 2004, we began working with Merck under a cost-sharing collaboration agreement for the co-development of Direct RNAitm therapeutics for the treatment of ocular diseases. Through December 31, 2004, we have recognized net revenues of $1.5 million from the amortization of up-front payments received from Merck and from Merck’s reimbursement of a portion of our research and development costs under this agreement. This revenue is net of $0.3 million of research and development costs incurred by Merck under this collaboration. We expect our revenues to continue to be derived primarily from strategic alliances and license fee revenues.
      Since our inception, we have generated significant losses. As of December 31, 2004, we had an accumulated deficit of $63.0 million. We have funded our operations primarily through the proceeds of $89.9 million from the sale of equity securities, including approximately $29.9 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering in June 2004. We have yet to submit any drug applications to any regulatory authority. We have focused our efforts since inception primarily on business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff, forming strategic alliances and raising capital. We are unable to predict when, if ever, we will be able to commence sales of any product. We have not achieved profitability on a quarterly or annual basis and we expect to incur significant additional losses over the next several years. We expect our net losses to increase primarily due to research and development activities relating to our collaborations, drug development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, and milestone payments under existing and future collaborative arrangements. Prior to the quarter ended June 30, 2004, we operated as a development-stage enterprise. During the quarter ended June 30, 2004, we emerged from the development stage because our research collaboration activities became significant with the addition of our second collaboration with Merck.

Research and Development
      Since our inception, we have focused on drug discovery and development programs. Research and development expenses represented approximately 67%, 70% (including 18% purchased in-process research and development) and 79% of our total operating expenses for the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002, respectively. Prior to the three months ended July 1, 2004 we did not track any of our research and development costs or our personnel and personnel-related costs on a project-by-project basis, since the majority of our efforts were focused on the development of capabilities associated with our product engine rather than on specific projects. We began tracking direct external costs attributable to our agreement with Merck for the co-development of RNAi therapeutics for ocular diseases in July 2004 as well as the actual time worked by our employees on this collaboration.
      We have initiated programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as Direct RNAi drug candidates, and we expect to initiate additional programs as the capabilities of our product engine evolve. Included in our current programs are development programs, those for which we have established targeted timing for human clinical trials, and preclinical programs, those for which we have yet to establish targeted timing for human clinical trials. Our current development programs are focused on age-related macular degeneration, or AMD, and human respiratory syncytial virus, or RSV. Included in our preclinical programs are programs focused on Parkinson’s disease, or PD, spinal cord injury, or SCI, and cystic fibrosis, or CF.
      In conjunction with Merck, we are currently evaluating several candidate RNAi therapeutics for AMD in animal models and, in conjunction with Merck, expect to begin a clinical trial for an AMD product candidate in the second half of 2005. These activities are being conducted under a collaboration and license agreement we entered into with Merck in June 2004. The agreement covers a multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. This collaboration, the second strategic alliance between us and Merck, will focus on AMD and other ocular diseases caused by abnormal growth or leakage of small blood vessels in the eye. Our existing program to develop a Direct RNAi therapeutic for the treatment of AMD was incorporated into the new collaboration. In addition, we are working on a number of internal development projects related to Direct RNAi drug candidates.
      In 2004 we initiated a program to develop RNAi therapeutics for the treatment of RSV infections of the lung. We have since evaluated a number of candidate RNAi therapeutics in animal models of RSV infection, and expect to begin a clinical trial for a candidate RNAi therapeutic in the first half of 2006.
      We entered into a collaboration with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville to explore the potential of a PD treatment by initiating testing in animal models. We began animal model testing under this collaboration during 2004.
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
      Any failure to complete any stage of the development of any potential products in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in “Certain Factors That May Affect Future Results” below.

Acquisition
      In July 2003, we acquired a development-stage enterprise called Ribopharma AG, now called Alnylam Europe AG, an RNAi therapeutics company based in Kulmbach, Germany. To effect the acquisition, we paid $1.5 million in cash and transaction costs of $0.4 million and issued common shares with a fair value of $1.9 million. In addition, we assumed $7.1 million in debt, of which $3.0 million was subsequently paid in cash and $4.1 million was settled through the issuance of shares of Series B redeemable convertible preferred stock. As a result of the acquisition, we expensed $4.6 million in 2003 of purchased in-process research and development and allocated $5.8 million to long-lived assets representing the value ascribed to the Alnylam Europe work force, core technology and fixed assets acquired in the transaction. The results of Alnylam Europe are included in our consolidated results from the date of acquisition.
Critical Accounting Policies and Estimates
      While our significant accounting policies are more fully described in the notes to our consolidated financial statements included in this Annual Report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements:

Use of Estimates
      Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and accrued expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results.
      With respect to our estimates involved in the determination of the fair value of our common stock, during 2003 the board of directors evaluated several events that provided indicators of the fair value of our common stock including (1) a valuation that was performed in connection with the acquisition of Alnylam Europe in July 2003, (2) the fair value of our Series B and Series C convertible preferred stock that was issued in July, September and October 2003, and its relation to the value of our common stock, and (3) the impact of our initial public offering of common stock. These factors indicated that the options granted to employees during 2003 and prior to our initial public offering in 2004 had a deemed fair value that was higher than the exercise price. This caused us to record deferred compensation of $3.7 million and $3.3 million during 2004 and 2003, respectively, and related compensation expense of $3.1 million and $0.7 million in 2004 and 2003, respectively. Deferred compensation is amortized as an expense over the vesting period of the underlying stock options in accordance with the method prescribed by the Financial Accounting Standards Board, or FASB, Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options and Award Plans”, or FIN 28, as this method appropriately matches the compensation expense related to the services performed by the option holder with the period over which each of the options vest from the date of grant. We expect to record amortization of this deferred compensation of $1.7 million in 2005, $0.9 million in 2006, $0.4 million in 2007 and less than $0.1 million in 2008, subject to employee terminations, which result in the cancellation of stock options and the reversal of related un-amortized deferred compensation.
      In connection with stock options granted to non-employees for services during 2003 and 2004 and our determination of the fair value of our common stock, we have recorded cumulative deferred compensation of approximately $1.6 million, which represents the fair value of non-employee grants. The deferred compensation is recorded as an expense over the vesting period of the underlying stock options in accordance with the method prescribed by FIN 28. At the end of each financial reporting period prior to vesting, the value of these options, as calculated using the Black-Scholes option pricing model, is re-measured using the then-current fair value of our common stock. At that point, deferred compensation and the non-cash compensation recognized during that period is adjusted accordingly. Stock-based compensation expense related to these non-employee options for 2004 and 2003 was $0.7 million and $0.5 million, respectively. The deferred compensation balance at December 31, 2004 related to these awards was $0.4 million. Since the fair value of the common stock issued to non-employees is subject to change in the future, the compensation expense recognized during the year ended December 31, 2004 and prior years may not be indicative of future compensation charges.
      We have also recorded cumulative deferred compensation of $3.1 million related to restricted stock awards that were issued to non-employees in 2002. Shares remaining unvested or subject to forfeiture for non-employees still providing services are subject to a mark-to-market adjustment during each reporting period prior to vesting in full. The deferred compensation is recorded as an expense over the vesting period of the underlying restricted stock in accordance with the method prescribed by FIN 28. We recorded non-cash stock-based compensation expense of $0.2 million, $2.2 million and $0.2 million during the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002, respectively, related to the amortization of the deferred compensation. The deferred compensation balance at December 31, 2004 related to these awards was $0.4 million. Since the fair value of the common stock issued to non-employees is subject to change in the future, the compensation expense recognized during the year ended December 31, 2004 and prior years may not be indicative of future compensation charges.

Acquired and Licensed Technology
      We have licensed technology that we expect to utilize in our research and development activities. The terms of the licenses may provide for up-front payments, annual maintenance payments, milestone payments based upon the achievement of specified events and royalties based on product sales. We account for the costs associated with obtaining licenses in accordance with FASB Statement No. 2, “Accounting for Research and Development Costs”. Under this standard, we determine whether the technology we are licensing relates to a particular research and development project with no alternative use. If it is determined that there are no alternative uses, the amount is expensed as incurred. Alternatively, the costs are capitalized and amortized over their estimated useful life. Through December 31, 2004, we have expensed $14.2 million of acquired and licensed technology, including $4.6 million of purchased in-process research and development that is believed to have no alternative uses. We have capitalized $3.6 million of core technology, with a 10-year estimated useful life, which was acquired in 2003 as part of the Alnylam Europe acquisition.

Long-lived Assets
      We generally depreciate property and equipment using the straight-line method over the asset’s estimated economic life, which ranges from two years to eight years. Determining the economic lives of property and equipment requires us to make significant judgments that can materially impact our operating results. As of December 31, 2004, there was approximately $3.4 million of intangible assets on our consolidated balance sheet, including $3.1 million of core technology and $0.3 million related to the Alnylam Europe workforce. We amortize acquired intangible assets using the straight-line method over their estimated economic lives, which range from four years to 10 years. Determining the economic lives of acquired intangible assets requires us to make significant judgment and estimates, and can materially impact our operating results. If our estimates require adjustment, it could have a material impact on our reported results.
      Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes obtaining significant revenue from research collaborations. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.
      In accounting for the acquisition of Alnylam Europe, we allocated the purchase price to the fair value of the acquired tangible and intangible assets, including purchased in-process research and development, which requires us to make several significant judgments and estimates. In preparing the allocation, we used a discounted cash flow model to value the intangibles of Alnylam Europe, which requires us to make assumptions and estimates about, among other things: (1) the time and investment that will be required to develop the projects and related technologies; (2) the amount of revenues, royalties and milestone payments that will be derived from the projects; and (3) the appropriate discount rates to be used in the analysis. Use of different estimates and judgments could yield materially different results in our analysis, and could result in materially different asset values and purchased in-process research and development charges.

Revenue Recognition
      We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements. We have entered into collaboration agreements with Merck. Revenues from these collaboration agreements may include nonrefundable license fees, milestones, cost reimbursements, research and development funding and royalties. When evaluating multiple element arrangements, we consider whether the components of the arrangement represents separate units of accounting as defined in Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, or EITF 00-21. Application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether it is separable from the other aspects of the contractual relationship. To date, we have determined that our upfront non-refundable license fees cannot be separated from our ongoing collaborative activities, and accordingly, do not treat them as a separate element. Nonrefundable license fees are recognized as revenue as we perform under the collaboration agreement. Where our level of effort is relatively constant over the performance period, we recognize total fixed or determined contract revenues on a straight-line basis over the estimated period of performance under the contract.

      We recognize milestone payments as revenue upon achievement of the milestone only if (1) the milestone payments are nonrefundable; (2) substantive effort is involved in achieving the milestone; and (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, we defer the milestone payments and recognize them as revenue over the term of the contract as we complete our performance obligations. In December 2004, we recognized revenue related to the receipt of a $2.0 million technology milestone from Merck under our collaboration agreement for the development of RNAi technology and RNAi therapeutics.
      We recognize revenues from reimbursable research and development activities at the time these activities are performed under the terms of the related agreement, when the collaborator is obligated to pay and when no future performance obligations exist. In revenue arrangements where both parties reimburse each other for research costs, such as our collaboration agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases, in which both parties reimburse each other for 50% of the costs incurred, as defined by the agreement, we follow EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, or EITF 01-9, in determining the proper accounting for amounts owed to Merck in reimbursement for our portion of Merck’s costs under the agreement. In accordance with EITF 01-9, our policy is to record revenues equal to the amount we are due to receive for costs incurred under the agreement less amounts reimbursable to the other party during the same accounting period unless both of the following conditions exist:

•	we receive a separable and identifiable benefit in exchange for the payments made to the other party under the arrangement and

•	we can reasonably estimate the fair value of the benefit received.
      We have recorded revenues under our collaboration agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases equal to $1.8 million, which represents amounts that we have earned for costs incurred under this agreement. As the above conditions do not exist with regard to this agreement, we have recorded a reduction to our revenues of $0.3 million, which represents amounts owed to Merck for reimbursement of 50% of the costs incurred by Merck under the agreement.

Marketable Securities
      In 2004, we began investing a portion of our available cash and cash equivalent resources in marketable securities with maturities of greater than one year. We have classified these investments as “available for sale” and have determined that these investments, which total $4.9 million at December 31, 2004, are properly classified as short-term investments in our consolidated balance sheet. This determination is a result of our decision that these investments represent the investment of funds that are available for current operations.
Results of Operations
      The following data summarizes the results of our operations for the periods indicated, in thousands:

			Period from
	Year Ended December 31,		inception (June 14,
			2002) through
	2004	2003	December 31, 2002

Net revenues	$4,278	$176	$—
Operating expenses	36,542	25,233	4,222
Loss from operations	(32,264)	(25,057)	(4,222)
Net loss	(32,654)	(25,033)	(4,136)

Discussion of Results of Operations for 2004 and 2003

Revenues
      The following table summarizes the payments received by us under our strategic research collaboration agreements with Merck as well as our total consolidated revenues in the periods indicated, in thousands:

	Year Ended
	December 31,

	2004	2003

Up-front payments received from research collaborator	$3,000	$2,000
License payment received from research collaborator	1,000	—
Milestone payment received from research collaborator	2,000	—

Total up-front and milestone payments received	$6,000	$2,000

Revenues recorded from the amortization of up-front and license payments	$806	$111
Revenues recorded from cost reimbursement research collaboration agreement	1,775	—
Cost reimbursements to Merck under research collaboration agreement	(259)	—
Revenues recorded upon receipt of milestone	2,000	—
Adjustment to reflect fair value of equity issued to Merck	(256)	—
Other revenues	212	65

Total revenues recorded	$4,278	$176

      We received a $2.0 million license fee from our first agreement with Merck in September 2003, which has been deferred and is being recognized as revenue over six years, the estimated period of performance under the collaboration agreement. In September 2004, we received an additional license fee of $1.0 million from Merck related to this agreement. We recognized revenues of $0.6 million and $0.1 million from the amortization of these payments in 2004 and 2003, respectively. The increase in these revenues is due to a full year of amortization of the payment received in September 2003 and the amortization of the additional payment received in September 2004.
      In December 2004, we achieved a scientific milestone, as defined by this agreement, resulting in a $2.0 million milestone payment from Merck. In connection with the achievement of this scientific milestone, Merck made a $5.0 million equity investment in our common stock. The purchase price of this common stock, as defined by the agreement, was determined based on the average trading price of our common stock during the twenty days prior to the purchase, which was $7.04. The price of our common stock on the date of the purchase was $7.40 and resulted in an actual value of $5.3 million for the common stock issued to Merck. As a result, we recorded a reduction of $0.3 million to the revenue recorded from Merck.
      In June 2004, we entered into an additional collaboration and license agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases. Under the terms of the agreement, we received a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs which we incurred on our AMD program targeting vascular endothelial growth factor, or VEGF. These amounts are being amortized into revenues over the estimated period of performance under the collaboration agreement of six years. As such, we recorded $0.2 million of revenues in 2004 from the amortization of these payments. In addition to up-front and milestone payments, our collaboration agreement with Merck related to RNAi therapeutics for ocular diseases provides for the sharing of costs incurred under this agreement. In 2004, we recorded net revenues of $1.5 million from these cost sharing activities related to the AMD program.
      For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances. In addition, we have established license programs for research reagents and services, which are expected to provide revenues from license fees and from royalties on sales by the licensees.

Operating Expenses
      The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

		% of		% of	Increase
		Total		Total	(Decrease)
		Operating		Operating
	2004	Expenses	2003	Expenses	$	%

Research and development	$24,603	67%	$13,097	52%	$11,506	88%
General and administrative	11,939	33%	7,527	30%	4,412	59%
Purchased in-process research and development	—	—	4,609	18%	(4,609)	(100)%

Total operating expenses	$36,542	100%	$25,233	100%	$11,309	45%

Research and development
      The following table summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in thousands and percentages:

					Increase
		% of		% of	(Decrease)
		Expense		Expense
	2004	Category	2003	Category	$	%

Research and development
Compensation and related	$5,925	24%	$3,043	23%	$2,882	95%
External services	3,489	14%	2,153	17%	1,336	62%
License fees	5,833	24%	1,720	13%	4,113	239%
Lab supplies and materials	3,057	12%	1,628	12%	1,429	88%
Facilities-related expenses	3,055	12%	1,197	9%	1,858	155%
Stock-based compensation	2,087	9%	2,833	22%	(746)	(26)%
Other	1,157	5%	523	4%	634	121%

Total research and development	$24,603	100%	$13,097	100%	$11,506	88%

      During the past year our research and development expenses have increased due to the expansion of our research and development organization in support of the growth of our programs.
      As indicated by the table above, the most significant increase in our research and development expenses in 2004 was additional license fees. This increase was primarily due to $5.5 million in license fees incurred in connection with our license agreement with Isis. In addition, our research and development expenses increased in 2004 due to increased compensation and related costs as a result of the timing and size of the expansion of our research and development organization, which increased from 42 employees at December 31, 2003 to 51 at December 31, 2004. In addition to the increase in employees in our research organization, we improved our research infrastructure by moving into new facilities during 2004, which resulted in increased facilities related costs. The expansion of our research organization was in support of both the growth of existing research programs such as AMD and PD as well the addition of new research programs initiated during 2004, including RSV. This growth resulted in increased external service costs including consulting and contracted research with third parties. We expect to continue to devote a substantial portion of our resources to research and development expenses.
      Prior to July 1, 2004, we did not track any of our research and development costs or our personnel and personnel-related costs on a project-by-project basis, because the majority of our efforts were focused on the development of capabilities associated with our product engine rather than on specific projects. In July 2004, we began work under our agreement with Merck for the co-development of RNAi ocular therapeutics. This agreement is a cost sharing arrangement whereby each party reimburses the other for 50% of the costs incurred under the project, as defined by the agreement. Costs reimbursed under the agreement include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. As a result, we began tracking direct external costs attributable to this agreement and the actual time worked by our employees on this agreement in July 2004. However, a significant portion of our research and development expenses are not tracked on a project-by-project basis. Direct external costs incurred in 2004 under our agreement with Merck for the co-development of RNAi ocular therapeutics were $0.9 million, including $0.3 million billed to us by Merck and recorded as a reduction of revenue. In addition, all of our research programs are currently in the preclinical phase meaning that we are conducting formulation, efficacy, pharmacology and/or toxicology testing of compounds in animal models or biochemical assays.

General and administrative
      The following table summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in thousands and percentages:

		% of		% of	Increase
		Expense		Expense
	2004	Category	2003	Category	$	%

General and administrative
Compensation and related	$3,316	28%	$2,490	33%	$826	33%
Consulting and professional services	2,891	24%	2,816	38%	75	3%
Facilities related	2,135	18%	682	9%	1,453	213%
Stock-based compensation	2,019	17%	623	8%	1,396	224%
Insurance	388	3%	35	0%	353	1,009%
Other	1,190	10%	881	12%	309	35%

Total general and administrative	$11,939	100%	$7,527	100%	$4,412	59%

      As indicated in the table above, the most significant increase in general and administrative expenses in 2004 was increased facilities related costs as a result of our relocation into our new headquarters in Cambridge, Massachusetts in April 2004. Additionally, another significant component of the increase in general and administrative expenses was non-cash stock-based compensation, which increased as a result of the amortization of additional deferred compensation recorded as a result of stock option grants to employees prior to our initial public offering.

Purchased in-process research and development
      In July 2003, in connection with our acquisition of Alnylam Europe, we allocated $4.6 million of the purchase price to purchased in-process research and development, which we recorded as an expense in our consolidated statement of operations in 2003. During 2004, we did not incur any such charges.

Interest income, interest expense and other
      Interest income increased to $0.5 million in 2004 from $0.2 million in 2003. This increase was due to our higher average cash, cash equivalent and marketable securities balances in 2004, which was primarily a result of the net proceeds of approximately $29.9 million from our initial public offering in June 2004 and from the issuance of $10.0 million of our Series D preferred stock in March 2004.
      Interest expense increased to $0.7 million in 2004 from $0.1 million in 2003. This increase was due primarily to our establishment of a $10.0 million equipment line of credit in March 2004. During 2004 we drew down approximately $7.2 million under this line of credit.

      Other expenses increased to $0.2 million in 2004 from less than $0.1 million in 2003. This increase is due primarily to realized foreign currency losses as a result of the increase in the conversion rate of the Euro against the U.S. Dollar.
Discussion of Results of Operations for 2003 and the Period from Inception (June 14, 2002) through December 31, 2002

Revenues
      We commenced operations in June 2002 and initially operated as a development-stage enterprise. In September 2003, we entered into a collaboration agreement with Merck for the development of RNAi-based technology and therapeutics. As a result of this agreement, Merck paid us an initial up-front payment of $2.0 million, which we began amortizing into revenues over six years, the estimated period of performance under this agreement. The amortization of this payment resulted in $0.1 million of revenues in 2003. In addition, we acquired Ribopharma AG, now operating as Alnylam Europe AG, in July 2003. Alnylam Europe AG had existing technology license agreements, which resulted in less than $0.1 million of revenues from the date of our acquisition through December 31, 2003. No revenues were recorded during the period from inception (June 14, 2002) through December 31, 2002.

Operating Expenses
      The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

			Period from
			Inception
			(June 14,
		% of	2002)	% of
		Total	through	Total	Increase
		Operating	December 31,	Operating
	2003	Expenses	2002	Expenses	$	%

Research and development	$13,097	52%	$3,342	79%	$9,755	292%
General and administrative	7,527	30%	880	21%	6,647	755%
Purchased in-process research and development	4,609	18%	—	—	4,609	100%

Total operating expenses	$25,233	100%	$4,222	100%	$21,011	498%

Research and development
      The following table summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in thousands and percentages:

			Period from
			Inception
			(June 14,
		% of	2002)		Increase
		Total	through	% of	(Decrease)
		Operating	December 31,	Expense
	2003	Expenses	2002	Category	$	%

Research and development
Compensation and related	$3,043	23%	$299	9%	$2,744	918%
External services	2,153	17%	585	18%	1,568	268%
Stock-based compensation	2,833	22%	172	5%	2,661	1,547%
License fees	1,720	13%	1,918	57%	(198)	(10)%
Lab supplies and materials	1,628	12%	138	4%	1,490	1,080%
Facilities-related expenses	1,197	9%	73	2%	1,124	1,540%
Other	523	4%	157	5%	366	233%

Total research and development	$13,097	100%	$3,342	100%	$9,755	292%

      Because we commenced operations in June 2002, research and development expenses in 2002 represent a partial year of research activities. The acquisition of Alnylam Europe AG in July 2003 resulted in a significant increase in research and development costs in the second half of 2003. Each of these factors contributed significantly to the overall growth in research and development expenses in 2003. As indicated in the table above, the most significant component of the increase in research and development expenses in 2003 was compensation and related costs. This increase was due to the growth we experienced through 2003 as we expanded our research organization and added employees engaged in research activities through our acquisition of Ribopharma AG, now Alnylam Europe AG, in July 2003. These factors resulted in the increase of our research organization from five employees at December 31, 2002 to 42 at December 31, 2003. Another significant component of the increase in research and development expenses in 2003 was non-cash stock based compensation, which increased as a result of the amortization of deferred compensation recorded in connection with the issuance of restricted stock and stock options to non-employees as well as the amortization of deferred compensation recorded in connection with stock options issued to employees. The growth of our research organization was in support of our increased research activities, including our September 2003 collaboration with Merck and other development projects, which resulted in increased external service costs, which include consulting and contracted research with third parties, increased lab supplies and materials and increased facilities-related costs.

General and administrative
      The following table summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in thousands and percentages:

			Period from
			Inception
			(June 14,
			2002)
		% of	through	% of	Increase
		Expense	December 31,	Expense
	2003	Category	2002	Category	$	%

General and administrative
Compensation and related	$2,490	33%	$268	30%	$2,222	829%
Consulting and professional services	2,816	38%	398	45%	2,418	608%
Facilities related	682	9%	100	12%	582	582%
Stock-based compensation	623	8%	—	0%	623	100%
Other	916	12%	114	13%	802	704%

Total general and administrative	$7,527	100%	$880	100%	$6,647	755%

      Because we commenced operations in June 2002, general and administrative expenses in 2002 represent a partial year of activities. The acquisition of Alnylam Europe AG in July 2003 resulted in an increase in general and administrative costs in the second half of 2003. Each of these factors contributed significantly to the overall growth in general and administrative expenses in 2003. As indicated by the table above, the most significant component of the increase in general and administrative expenses in 2003 was increased consulting and professional service costs. These costs include legal, accounting and other professional service fees, which increased in 2003 due to the expansion of our organization. Another significant component of the increase in general and administrative expenses was compensation and related costs These costs increased as a result of the expansion of our general and administrative organization, which grew from four employees at December 31, 2002 to nine at December 31, 2003. Also, non-cash stock-based compensation in 2003 resulted from the amortization of deferred compensation recorded in connection with the issuance of stock options to employees and non-employees.

Purchased in-process research and development
      In July 2003, in connection with our acquisition of Alnylam Europe, we allocated $4.6 million of the purchase price to purchased in-process research and development, which we recorded as an expense in our consolidated statement of operations in 2003. During 2002, we did not incur any such charges.

Interest income, interest expense and other
      Interest income increased to $0.2 million in 2003 from $0.1 million in the period from inception (June 14, 2002) through December 31, 2002. This increase was due to our higher average cash and cash equivalent balances in 2003, which was a result of net proceeds of approximately $27.5 million from our issuance of redeemable convertible preferred stock during 2003.
      Interest expense increased to $0.1 million in 2003 from none in the period from inception (June 14, 2002) through December 31, 2002. This increase was due primarily to our establishment of a $2.5 million equipment line of credit in December 2002. During 2003 we drew down approximately $2.1 million under this line of credit.
      Other expenses were immaterial in both the period from inception (June 14, 2002) through December 31, 2002 and 2003.

Liquidity and Capital Resources
      The following table summarizes our cash flow activities for the periods indicated, in thousands:

			Period from
			Inception
			(June 14,
			2002)
	Year Ended December 31,		through
			December 31,
	2004	2003	2002

Operating activities:
Net loss	$(32,654)	$(25,033)	$(4,136)
Non-cash adjustments to net loss	6,599	9,299	208
Tenant improvement reimbursements	3,003	—	—
Changes in operating assets and liabilities	3,482	2,906	2,650

Net cash used in operating activities	(19,570)	(12,828)	(1,278)
Investing activities:
Purchases of property and equipment	(9,006)	(3,119)	(562)
Purchases of marketable securities	(33,499)	—	—
Sales of marketable securities	7,725	—	—
Other	185	(121)	—

Net cash used in investing activities	(34,595)	(3,240)	(562)
Financing activities:
Issuances of common stock	35,308	21	9
Issuances of preferred stock	10,000	27,459	17,336
Proceeds from debt	7,201	2,098	—
Repayments of debt	(1,859)	(3,203)	—
Changes in restricted cash	373	(2,667)	(19)
Deferred financing costs	(46)	—	(9)

Net cash provided by financing activities	50,977	23,708	17,317
Effect of exchange rate on cash	267	76	—

Increase (decrease) in cash and cash equivalents	(2,921)	7,716	15,477
Cash and cash equivalents at beginning of year	23,193	15,477	—

Cash and cash equivalents at end of year	$20,272	$23,193	$15,477

      We commenced operations in June 2002. Since our inception, we have generated significant losses. As of December 31, 2004, we had an accumulated deficit of $63.0 million. As of December 31, 2004, we had cash and cash equivalents and marketable securities of $46.0 million, compared to cash and cash equivalents of $23.2 million as of December 31, 2003. We invest in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value. Fair value is determined based on quoted market prices.

Operating activities
      Since our inception, our use of cash in our operating activities has increased each year. Our increased use of cash in our operating activities is primarily due to increasing net losses as a result of the growth in our research activities and the expansion of our infrastructure through the addition of technical personnel, management, new facilities and the acquisition of intellectual property rights. Non-cash adjustments to reconcile net loss to net cash used in operating activities primarily consist of stock-based compensation, depreciation and amortization and, in 2003, purchased in-process research and development. Non-cash stock-based compensation has increased due to the amortization of additional deferred compensation recorded in connection with our issuance of stock options and restricted stock. Depreciation expenses have increased as a result of additional property and equipment we have acquired to expand our research capacity and support the growth of our infrastructure, mainly in our new facilities in Cambridge, Massachusetts, which we moved into in April 2004. In connection with our acquisition of Ribopharma AG, now Alnylam Europe AG, we purchased intangible assets, which represent acquired technology and the workforce of Alnylam Europe AG, and in-process research and development, which represents the value of certain research projects in process at the time of the acquisition. We capitalized the intangible assets and are amortizing them over their useful lives and expensed the value of the in-process research and development, which was $4.6 million, at the time of the acquisition. In addition, changes in our operating assets and liabilities have offset our net losses since our inception. The increase in these changes is primarily due to higher accrued liabilities and the addition of deferred revenue in 2003 and 2004 as a result of license payments received from Merck under our collaboration agreements with Merck. We are amortizing this deferred revenue over the estimated period of performance under these agreements of six years.

Investing activities
      Our primary investing activities since our inception have been purchases of property and equipment to expand our research capacity and support the growth of our organization and, in 2004, purchases and sales of marketable securities. Our purchases of property and equipment increased significantly in 2004 due to the expansion of our operations into new facilities in Cambridge, Massachusetts in April 2004. In connection with this expansion, we invested approximately $6.0 million in leasehold improvements. In addition, in 2004 we began investing the proceeds from our initial public offering and other equity financing proceeds in marketable securities.

Financing activities
      Since our inception, we have funded our operations primarily through the sale of equity securities. Through December 31, 2004, we raised approximately $54.8 million in net proceeds from the sale of redeemable convertible preferred stock and approximately $35.3 million from the sale of common stock, including $29.9 million from the sale of 5.75 million shares of our common stock in our initial public offering, which was completed in June 2004.
      Certain of our sales of equity securities have been in connection with our strategic collaboration and licensing agreements. In connection with our March 2004 collaboration and license agreement with Isis, Isis purchased 1,666,667 shares of our Series D preferred stock for $10.0 million, in March 2004, which were converted into 877,193 shares of our common stock upon the closing of our initial public offering in June 2004. In September 2003, we entered into a collaboration and license agreement with Merck for the development of RNAi-based technology and therapeutics. In connection with this agreement, Merck purchased 1,000,000 shares of our Series C preferred stock for $5.0 million, in September 2003, which were converted into 526,315 shares of our common stock upon the closing of our initial public offering and 710,273 shares of our common stock for $5.0 million in December 2004.
      In addition to sales of equity securities, we have financed a portion of our property and equipment purchases through the establishment of equipment lines of credit. In December 2002, we established a $2.5 million equipment line of credit under which we drew down approximately $2.1 million in 2003, all of which has been repaid.
      On March 26, 2004, we entered into an equipment line of credit with Lighthouse Capital Partners to finance equipment purchases of up to $10.0 million. The borrowings bear interest at 3% over the prime rate of interest plus an additional 11.5% due at the end of the term of each borrowing. We are required to make interest only payments on all draw-downs through June 30, 2005, at which point all draw-downs under the line of credit will be repaid over 48 months. The borrowings are collateralized by the assets financed. At

December 31, 2004, we had an outstanding balance of $7.2 million under this facility. The terms of the Lighthouse agreement include covenants which limit our ability to sell or transfer certain assets or businesses.
      Based on our current operating plan, we believe that our existing resources will be sufficient to fund our planned operations through at least the end of 2006, during which time we expect to extend the capabilities of our product engine, further the development of products for the treatment of AMD, RSV, PD, SCI and CF and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop and commence clinical trials for any product candidates we identify.
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
Contractual Obligations and Commitments
      Set forth below is a description of our contractual cash obligations as of December 31, 2004, in thousands.

	Payments Due by Period

		2006 and	2008 and	After
Contractual Obligations	2005	2007	2009	2009	Total

Operating lease obligations	$2,555	$5,179	$4,785	$4,058	$16,577
Short and long-term debt	1,301	6,240	1,868	—	9,409
Fixed license payments	2,155	310	310	1,650	4,425

Total contractual cash obligations	$6,011	$11,729	$6,963	$5,708	$30,411

      We in-license technology from a number of sources. Pursuant to these in-license agreements, we will be required to make additional payments if and when we achieve specified development and regulatory milestones. If we successfully commercialize products that utilize technology licensed under these agreements, we will be required to pay aggregate milestone payments ranging from $0.3 million to $4.2 million per product under each of these agreements in addition to fixed license payments under these agreements included in the above table.
      On March 26, 2004, we entered into an equipment line of credit with Lighthouse Capital Partners to finance equipment purchases of up to $10.0 million. The borrowings bear interest at 3% over the prime rate of interest plus an additional 11.5% due at the end of the term of each borrowing. We are required to make interest only payments on all draw-downs through June 30, 2005, at which point all draw-downs under the line of credit will be repaid over 48 months. The borrowings are collateralized by the assets financed. At December 31, 2004, we had an outstanding balance of $7.2 million under this facility. The terms of the Lighthouse agreement include covenants which limit our ability to sell or transfer certain assets or businesses.
      On March 26, 2004, we entered into an agreement with Perini Building Company, Inc., or Perini, for the build out of our new facility in Cambridge, Massachusetts. The contract contains a guaranteed maximum price of $5.6 million, $5.0 million of which was paid by us in 2004 and $0.3 million was paid on our behalf directly to Perini by our landlord in 2004. These payments represent payment in full through the completion of the project. As part of the lease agreement that we entered into with the landlord of this facility, the landlord agreed to reimburse us for up to approximately $3.0 million of certain of the costs of the tenant improvements. Through December 31, 2004, we received approximately $3.0 million from the landlord, which represent all of the reimbursements due to us under the agreement. These reimbursements have been recorded as long-term deferred rent in our balance sheet and are being amortized against rent expense over the remaining lease term.
Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, or FAS 123R, which revises Statement of Financial Accounting Standard No. 123, “Accounting for Stock-based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under FAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. This pronouncement is effective for the first fiscal period beginning after June 15, 2005. We are currently assessing the impact that the adoption of this standard will have on our financial position and results of operations.
      In April 2004, the Emerging Issues Task Force, or EITF, issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under Financial Accounting Standards Board or FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004, which was our second quarter, and was required to be retroactively applied. There was no impact from the adoption of EITF 03-06 on our earnings per share as we have incurred net operating losses during each period presented in the consolidated financial statements and the effect would be anti-dilutive.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
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
      We have concentrated our efforts and therapeutic product research on RNAi technology, and our future success depends on the successful development of this technology and products based on RNAi technology. Neither we nor any other company has received regulatory approval to market therapeutics utilizing siRNAs. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing RNAi therapeutics has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response. There are also potential challenges to achieving effective RNAi therapeutics based on the need to achieve efficient delivery into cells and tissues in a clinically relevant manner and at doses that are cost-effective.
      Very few drug candidates based on these discoveries have ever been tested in animals or humans. siRNAs, the class of molecule we are trying to develop into drugs, do not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, nor the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these drug-like properties into siRNAs. We may spend large amounts of money trying to introduce these properties, and may never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize drugs based upon our technological approach, we will not become profitable and the value of our common stock will decline.
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
      We have experienced significant operating losses since our inception. As of December 31, 2004, we had an accumulated deficit of $63.0 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies, but cannot be certain that we will be able to secure additional collaborations or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. To date, our collaboration and license agreements have provided us with minimal revenue. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.
      To become and remain profitable, we must succeed in developing and commercializing novel drugs with significant market potential. This will require us to be successful in a range of challenging activities that we have yet to perform, including preclinical testing and clinical trial stages of development, obtaining regulatory approval for these novel drugs, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot become and remain profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, diversify our product offerings or continue our operations.

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
      We will be required to seek additional funding in the future and intend to do so through collaborative arrangements and public or private equity offerings and debt financings. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
Risks Related to Our Dependence on Third Parties

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.
      We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. Accordingly, we must enter into alliances with other companies that can provide such capabilities. For example, we may enter into alliances with major pharmaceutical companies to jointly develop specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our pharmaceutical collaborators to provide substantial capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any additional alliances on favorable terms. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.
      In addition, we expect that we will need to enter into alliances with other companies to provide substantial additional cash for development and potential commercialization of our drug candidates. We entered into a collaboration agreement with Merck in September 2003, under which Merck may elect to pay a portion of the costs to develop and market certain drug candidates that we may initially develop based on information and materials provided by Merck. Merck is under no obligation to pay any of the development and commercialization costs for any of these drug candidates, and they may elect not to do so. For drug candidates from our Merck collaboration that Merck does not elect to fund, and for drug candidates we may develop outside of this collaboration, we expect to seek additional collaborations with other pharmaceutical companies to fund all or part of the costs of drug development and commercialization, such as the second collaboration and license agreement we entered into with Merck for ocular disease, including our current VEGF program. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.

      Our collaboration with Medtronic was established to pursue development of drug-device combinations incorporating RNAi therapeutics. We will engage in a joint technology development program for two years. After completion of this initial two-year period, we and Medtronic must jointly determine whether to initiate product development. Neither party is obligated to do so. We may not be successful in the joint technology development program, in initiating any product development under our collaboration with Medtronic, or in completing any such product development.
      Our collaboration with CFFT was established to research the potential development of RNAi-based therapeutics for the treatment of CF. Under this collaboration, CFFT will provide us with funding and scientific guidance to assist in our efforts to develop siRNAs for evaluation as potential therapeutic treatments for CF. The funding by CFFT is comprised of an up-front payment and milestone payments upon our successful achievement of certain scientific milestones, as defined by the agreement. We may not be successful in meeting the defined milestones and receiving the associated milestone payments.

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
      Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In some of our current collaborations, other circumstances are also defined that would permit one or the other party, or either party, to terminate the collaboration. If a collaborator terminates its collaboration with us, for breach or otherwise, it would be difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. In addition, a collaborator could determine that it is in its financial interest to:

•	pursue alternative technologies or develop alternative products, either on its own or jointly with others, that may be competitive with the products on which it is collaborating with us or which could affect its commitment to the collaboration with us;

•	pursue higher-priority programs or change the focus of its development programs, which could affect the collaborator’s commitment to us; or

•	if it has marketing rights, choose to devote fewer resources to the marketing of our product candidates, if any are approved for marketing, than it does for product candidates of its own development.
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
      We have no manufacturing experience. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers can supply synthetic RNAi. We have contracted with Dowpharma, a division of The Dow Chemical Company, for supply of certain amounts of material to meet our testing needs for future toxicology and clinical testing. There are risks inherent in pharmaceutical manufacturing that could affect Dowpharma’s ability to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis failures and contamination during the manufacturing process, both of which could result in unusable product and cause delays in our development process. The manufacturing process for any products that we may develop is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
      Some drug candidates that we develop may need to be administered using specialized drug delivery devices. We believe that any product candidate we develop for PD, or other central nervous system diseases will need to be administered using such a device. For neurodegenerative diseases, we have entered into a collaboration agreement with Medtronic to pursue potential development of drug-device combinations incorporating RNAi therapeutics. We may not achieve successful development results under this collaboration and may need to seek other collaboration partners to develop alternative drug delivery systems, or utilize existing drug delivery systems, for the delivery of Direct RNAi therapeutics for these diseases. While we expect to rely on drug delivery systems that have been approved by the FDA or other regulatory agencies to deliver drugs like ours to similar physiological sites, we, or our collaborator, may need to modify the design or labeling of such delivery device for some products we may develop. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified delivery device. Further, to the extent the specialized delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device, or its labeling, and to obtain any additional approvals or clearances. In cases where we do not have an ongoing collaboration with the company that makes the device, obtaining such additional approvals or clearances and the cooperation of such other company could significantly delay and increase the cost of obtaining marketing approval, which could reduce the commercial viability of our drug candidate. In summary, we may be unable to find, or experience delays in finding, suitable drug delivery systems to administer Direct RNAi therapeutics, which could negatively affect our ability to successfully commercialize certain Direct RNAi therapeutics.

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
      Because the drugs we are intending to develop may represent a new class of drug, the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While we expect any AMD, RSV, PD or SCI product candidates we develop will be regulated as a new drug under the Federal

Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of definitive policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there are approved treatments for AMD, RSV and PD, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.
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
      Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We do not have, and may not develop, the ability to manufacture material on a commercial scale. We may manufacture clinical trial materials or we may contract a third-party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising is also subject to regulatory requirements and continuing FDA review.
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
      Other factors that we believe will materially affect market acceptance of our product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the willingness of patients to accept relatively new routes of administration such as injection into the eye;

•	the success of our physician education programs;

•	the availability of government and third-party payor reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments; and

•	the availability of alternative effective treatments for the diseases that product candidates we develop are intended to treat.

If we or our collaborators, manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our products and may harm our reputation.
      If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products under development successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions could include:

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
      We currently expect that any drugs we develop may need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:

•	they are incident to a physician’s services;

•	they are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standard of medical practice;

•	they are not excluded as immunizations; and

•	they have been approved by the FDA.
      There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for new drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
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
      Some states and localities have established drug importation programs for their citizens. So far, these programs have not led to a large proportion of prescription orders to be placed for foreign purchase. The FDA has warned that importing drugs is illegal and in December 2004 began to take action to halt the use of these programs by filing a civil complaint against an importer of foreign prescription drugs. If such programs were to become more substantial and were not to be encumbered by the federal government, they could also decrease the price we receive for any products that we may develop, negatively affecting our anticipated revenues and prospects for profitability.

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
      We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics to suppress VEGF gene activity as a potential drug candidate for the treatment of wet AMD and we are currently evaluating the potential of RNAi therapeutics for the treatment of RSV, PD and CF. Two drugs, Visudyne and Macugen, are already marketed for the treatment of wet AMD, Virazole is currently marketed for the treatment of certain RSV patients, numerous drugs are currently marketed for the treatment of PD and two drugs, TOBI and Pulmozyme, are currently marketed for the treatment of CF. In addition, we are aware of a number of experimental drugs for the treatment of wet AMD that, unlike our product candidate, are in advanced stages of clinical development. These experimental drugs include Lucentis, which is being developed by Genentech, Inc. in collaboration with Novartis. These drug candidates may be approved for marketing before our product candidate receives approval. Furthermore, our competitors’ products may be more effective, or marketed and sold more effectively, than any products we develop.
      If we successfully develop drug candidates, and obtain approval for them, we will face competition based on many different factors, including:

•	the safety and effectiveness of our products;

•	the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, such as injection into the eye;

•	the timing and scope of regulatory approvals for these products;

•	the availability and cost of manufacturing, marketing and sales capabilities;

•	price;

•	reimbursement coverage; and

•	patent position.
      Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our drug candidates noncompetitive, obsolete or uneconomical.

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
      Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we will rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The mere issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties.
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
      We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from Isis, Hybridon, Inc., Carnegie Institution of Washington, Cancer Research Technology Limited, the Massachusetts Institute of Technology, the Whitehead Institute, Garching Innovation GmbH, representing the Max Planck Gesellschaft zur Förderung der Wissenschaften e.V., referred to as the Max Planck organization, Stanford University and Cold Spring Harbor Laboratory. We also intend to enter into additional licenses to third party intellectual property in the future.
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

Two patents from one of our key patent families, the so-called Kreutzer-Limmer patent series of patents, are the subjects of opposition proceedings in the European Patent Office and the Australian Patent Office, which could result in the invalidation of these patents.
      A German Utility Model covering RNAi composition was registered in 2003, and a patent covering RNAi compositions and their use was granted by the European Patent Office, or EPO, in 2002, in South Africa in 2003 and accepted for grant in Australia in 2004. Related patent applications are pending in other countries, including the United States. A German Utility Model is a form of patent that is directed only to physical matter, such as medicines, and does not cover methods. The maximum period of protection afforded by the German Utility Model ends in 2010. After the grant by the EPO of the Kreutzer-Limmer patents published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention. Each of the oppositions raises a number of grounds for the invalidation of the patent, including the use of disclaimer practice. The EPO opposition division in charge of the opposition proceedings may agree with one or more of the grounds and could revoke the patent in whole or restrict the scope of the claims. It may be several years before the outcome of the opposition proceeding is decided by the EPO.
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
      Furthermore, one party has given notice to the Australian Patent Office, IP Australia, on March 9, 2005, that it opposes the grant of AU 778474. This Australian patent derives from the same parent international patent application that gave rise to EP 1144623B9, and is of similar, but not the same, scope. In particular, its claims do not rely upon a disclaimer. The opposing party has not furnished the grounds for its opposition, and has until June 9, 2005, to submit such grounds. Like the proceedings in the EPO, these proceedings may take several years before an outcome becomes final.

Other companies or organizations may assert patent rights that prevent us from developing and commercializing our products.
      RNA interference is a relatively new scientific field that has generated many different patent applications from organizations and individuals seeking to obtain important patents in the field. These applications claim many different methods, compositions and processes relating to the discovery, development and commercialization of RNAi therapeutics. Because the field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in the RNAi field. Others may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights.
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
      For two important pending patent applications, owned in part or solely by the Max Planck organization of Germany, our licenses with Garching, a related entity to Max Planck, include a condition requiring us to operate a German company comparable to our United States operation until at least December 2007. If we fail to comply with this condition, the owners of the patent applications that are the subject of these licenses may have the right to grant a similar license to one other company. We are in continuing discussions with Garching about our obligations under these licenses in an effort to further define the comparability requirement described above. We regard these pending patent applications as significant because they relate to important aspects of the structure of siRNA molecules and their use as therapeutics.
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
      The holders of 11,523,884 shares of common stock have rights to require us to file registration statements under the Securities Act or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. In addition, the holders of warrants to purchase 52,630 shares of our common stock will be entitled to include shares issued upon exercise of the warrants in registration statements that we may file in the future.

Insiders have substantial influence over Alnylam and could delay or prevent a change in corporate control.
      Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, approximately 22% of our outstanding common stock as of December 31, 2004. As a result, these stockholders, if acting together, may have the ability to significantly affect the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, corporate debt, and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates would impact the net fair value of such interest-sensitive financial instruments by less than $50,000.
      Our $10.0 million equipment line of credit with Lighthouse Capital Partners bears an interest rate of prime plus 3% (8.25% at December 31, 2004). The interest rate on each draw that we make under this line of credit is fixed at the time the draw is made. As a result, any changes in the prime rate will not affect our future payments for existing debt outstanding under this line of credit.

Foreign Currency Exchange Rate Risk
      We are exposed to foreign currency exchange rate risk. Our European operations are based in Kulmbach, Germany and the functional currency of these operations is the Euro. We provide quarterly funding to support these operations. The amount of this funding is based upon actual expenditures incurred by our European operations and is calculated in Euros. Because of the frequency with which these operations are funded, we record amounts payable to fund these operations as current liabilities, which eliminate upon consolidation. The effect that fluctuations in the exchange rate between the Euro and the United States Dollar have on the amounts payable to fund our European operations are recorded in our consolidated statements of operations as other income or expense. We do not enter into any foreign exchange hedge contracts.
      Assuming the amount of expenditures by our European operations were consistent with 2004 and the timing of the funding of these operations were consistent with 2004, a constant increase or decrease in the exchange rate between the Euro and the United States Dollar during 2005 of 10% would result in a foreign exchange gain or loss of between $50,000 and $100,000.
      The amount of our foreign currency exchange rate risk is based on many factors including the timing and size of fluctuations in the currency exchange rate between the Euro and the United States Dollar, the amount of actual expenditures incurred by our European operations and the timing and size of funding provided to our European operations from the United States.

ITEM 8.     FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of December 31, 2004 and 2003	72
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2004 and 2003 and for the Period From Inception (June 14, 2002) through December 31, 2002	73
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Period From Inception (June 14, 2002) through December 31, 2002 and for the Years Ended December 31, 2003 and 2004	74
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and for the Period From Inception (June 14, 2002) through December 31, 2002	76
Notes to Consolidated Financial Statements	78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Alnylam Pharmaceuticals, Inc.:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Alnylam Pharmaceuticals, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the period from inception (June 14, 2002) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2005

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$20,272	$23,193
Marketable securities	25,774	—
Restricted cash	—	373
Collaboration receivable	859	—
Related party notes receivable	310	—
Prepaid expenses and other current assets	966	623

Total current assets	48,181	24,189
Property and equipment, net	11,694	4,756
Intangible assets, net	3,405	3,878
Restricted cash	2,313	2,313
Other assets	514	47

Total assets	$66,107	$35,183

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$910	$1,510
Accrued liabilities	3,875	1,443
Current portion of note payable	790	558
Deferred revenue	1,000	333

Total current liabilities	6,575	3,844
Deferred revenue	4,083	1,556
Deferred rent	2,896	—
Note payable, net of current portion	6,411	1,301

Total liabilities	19,965	6,701
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock	—	55,189
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2004 and no shares authorized, issued or outstanding at December 31, 2003	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 20,931,742 shares issued and 20,848,848 shares outstanding as of December 31, 2004 and $0.0001 par value, 32,000,000 shares authorized; 2,251,482 shares issued and outstanding as of December 31, 2003	208	—
Additional paid-in capital	112,216	7,416
Deferred stock compensation	(3,697)	(4,681)
Accumulated other comprehensive income	420	76
Accumulated deficit	(63,005)	(29,518)

Total stockholders’ equity (deficit)	46,142	(26,707)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$66,107	$35,183

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

			Period from
			Inception
	Year Ended December 31,		(June 14, 2002)
			through
	2004	2003	December 31, 2002

Net revenues from research collaborators	$4,278	$176	$—

Cost and expenses:
Research and development(1)	24,603	13,097	3,342
General and administrative(1)	11,939	7,527	880
Purchased in-process research and development	—	4,609	—

Total costs and expenses	36,542	25,233	4,222

Loss from operations	(32,264)	(25,057)	(4,222)

Other income (expense):
Interest income	504	179	86
Interest expense	(661)	(127)	—
Other expense	(233)	(28)	—

Total other income (expense)	(390)	24	86

Net loss	(32,654)	(25,033)	(4,136)
Accretion of redeemable convertible preferred stock	(2,713)	(2,906)	(748)

Net loss attributable to common stockholders	$(35,367)	$(27,939)	$(4,884)

Comprehensive loss:
Net loss	$(32,654)	$(25,033)	$(4,136)
Foreign currency translation adjustments	400	76	—
Unrealized loss on marketable securities	(56)	—	—

Comprehensive loss	$(32,310)	$(24,957)	$(4,136)

Net loss per common share — basic and diluted	$(2.98)	$(29.64)	$(14.74)

Weighted average common shares used to compute basic and diluted net loss per common share	11,886,126	942,665	331,341
(1) Non-cash stock-based compensation expense included in these amounts are as follows:
Research and development	$2,087	$2,832	$172
General and administrative	2,019	623	—

Total non-cash stock-based compensation	$4,106	$3,455	$172

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Convertible						Accumulated		Total
	Preferred Stock		Common Stock		Additional	Deferred	Other		Stockholders’
					Paid-in	Stock	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)

Balance at inception (June 14, 2002)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founders	—	—	1,294,716	—	—	—	—	—	—
Issuance of common stock to non-employee	—	—	47,368	—	9	—	—	—	9
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $21	2,000,010	1,979	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $43	6,160,000	15,357	—	—	—	—	—	—	—
Issuance of warrant to purchase Series B preferred stock in connection with equipment line of credit	—	—	—	—	57	—	—	—	57
Deferred compensation related to restricted common stock issued to non- employees	—	—	—	—	333	(333)	—	—	—
Amortization of deferred compensation expense related to restricted stock issued to non-employees	—	—	—	—	—	172	—	—	172
Accretion of Series A and Series B preferred stock to redemption	—	748	—	—	(399)	—	—	(349)	(748)
Net loss	—	—	—	—	—	—	—	(4,136)	(4,136)

Balance at December 31, 2002	8,160,010	18,084	1,342,084	—	—	(161)	—	(4,485)	(4,646)
Exercise of common stock options	—	—	44,526	—	21	—	—	—	21
Issuance of common stock in connection with acquisition of Ribopharma	—	—	815,376	—	1,947	—	—	—	1,947
Settlement of Ribopharma AG accrued interest for common stock	—	—	49,496	—	119	—	—	—	119
Issuance of Series A redeemable convertible preferred stock	1,000,000	1,000	—	—	—	—	—	—	—
Beneficial conversion feature from the issuance of Series A preferred stock	—	(260)	—	—	260	—	—	—	260
Accretion of beneficial conversion feature on Series A preferred stock	—	27	—	—	(27)	—	—	—	(27)
Issuance of Series B redeemable convertible preferred stock	10,401,845	26,005	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $70	1,504,825	7,454	—	—	—	—	—	—	—
Accretion of Series A and Series B preferred stock to redemption	—	2,879	—	—	(2,879)	—	—	—	(2,879)
Deferred compensation related to issuance of options granted to employees	—	—	—	—	3,339	(3,339)	—	—	—
Amortization of deferred compensation expense related to options issued to employees	—	—	—	—	—	667	—	—	667
Deferred compensation related to restricted stock issued to non- employees	—	—	—	—	3,458	(3,458)	—	—	—
Amortization of deferred compensation expense related to restricted stock issued to non-employees	—	—	—	—	—	2,241	—	—	2,241
Deferred compensation related to stock options issued to non-employees	—	—	—	—	1,178	(1,178)	—	—	—
Amortization of deferred compensation expense related to stock options issued to non-employees	—	—	—	—	—	547	—	—	547
Foreign currency translation	—	—	—	—	—	—	76	—	76
Net loss	—	—	—	—	—	—	—	(25,033)	(25,033)

Balance at December 31, 2003	21,066,680	55,189	2,251,482	—	7,416	(4,681)	76	(29,518)	(26,707)
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(In thousands, except share amounts)

	Redeemable Convertible						Accumulated		Total
	Preferred Stock		Common Stock		Additional	Deferred	Other		Stockholders’
					Paid-in	Stock	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)

Adjustment to reflect change in par value of common stock (Note 9)	—	—	—	22	(22)	—	—	—	—
Exercise of common stock options and warrants	—	—	255,075	3	165	—	—	—	168
Accretion of beneficial conversion feature on Series A preferred stock	—	27	—	—	(27)	—	—	—	(27)
Repurchase of restricted stock	—	—	(82,890)	(1)	1	—	—	—	—
Issuance of Series D convertible preferred stock	1,666,667	10,000	—	—	—	—	—	—	—
Beneficial conversion feature recorded upon issuance of Series D convertible preferred stock	—	—	—	—	833	—	—	(833)	—
Accretion of Series A and Series B preferred stock to redemption	—	1,853	—	—	(1,853)	—	—	—	(1,853)
Issuance of Series C convertible preferred stock warrants	—	557	—	—	—	—	—	—	—
Deferred compensation related to issuance of options granted to employees	—	—	—	—	3,739	(3,739)	—	—	—
Amortization of deferred compensation expense related to options issued to employees	—	—	—	—	—	3,137	—	—	3,137
Deferred compensation related to cancellation of stock options for terminated employees	—	—	—	—	(339)	339	—	—	—
Stock compensation related to common stock option modification	—	—	—	—	65		—	—	65
Deferred compensation related to restricted stock issued to non- employees	—	—	—	—	(739)	739	—	—	—
Amortization of deferred compensation expense related to restricted stock issued to non-employees	—	—	—	—	—	244	—	—	244
Deferred compensation related to stock options issued to non-employees	—	—	—	—	395	(395)	—	—	—
Amortization of deferred compensation expense related to stock options issued to non-employees	—	—	—	—	—	659	—	—	659
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(22,733,347)	(67,626)	11,964,908	120	67,506	—	—	—	67,626
Issuance of common stock upon initial public offering, net of offering costs of $4,616	—	—	5,750,000	57	29,827	—	—	—	29,884
Issuance of common stock pursuant to collaboration agreement	—	—	710,273	7	5,249	—	—	—	5,256
Foreign currency translation	—	—	—	—	—	—	399	—	399
Unrealized loss on marketable securities	—	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	—	(32,654)	(32,654)

Balance at December 31, 2004	—	$—	20,848,848	$208	$112,216	$(3,697)	$420	$(63,005)	$46,142

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Period from
			Inception
			(June 14,
			2002)
	Year Ended December 31,		through
			December 31,
	2004	2003	2002

Cash flows from operating activities:
Net loss	$(32,654)	$(25,033)	$(4,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,444	838	36
Loss on disposal of equipment	49	—	—
Non-cash stock-based compensation	4,106	3,455	172
Series B preferred stock issued for Garching license	—	397	—
Charge for purchased in-process research and development	—	4,609	—
Proceeds from landlord for tenant improvements	3,003	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Collaboration receivable	(859)	—	—
Related party notes receivable	(310)	—	—
Prepaid expenses and other current assets	(327)	(558)	(23)
Accounts payable	(615)	794	674
Accrued expenses	2,399	781	1,999
Deferred revenue	3,194	1,889	—

Net cash used in operating activities	(19,570)	(12,828)	(1,278)

Cash flows from investing activities:
Purchases of property and equipment	(9,006)	(3,119)	(562)
Proceeds from sale of equipment	185	—	—
Purchases of marketable securities	(33,499)	—	—
Sales of marketable securities	7,725	—	—
Acquisition of Ribopharma AG, net of cash acquired	—	(121)	—

Net cash used in investing activities	(34,595)	(3,240)	(562)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	35,308	21	9
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	1,000	1,979
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	19,005	15,357
Proceeds from issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	7,454	—
Proceeds from issuance of Series D convertible preferred stock	10,000	—	—
Proceeds from bank debt	7,201	2,098	—
Repayments of bank debt	(1,859)	(239)	—
Repayment of debt assumed in acquisition	—	(2,964)	—
Decrease (increase) in restricted cash	373	(2,667)	(19)
Deferred financing costs incurred in connection with the equipment line of credit	(46)	—	(9)

Net cash provided by financing activities	50,977	23,708	17,317

Effect of exchange rate changes on cash	267	76	—

Net increase (decrease) in cash and cash equivalents	(2,921)	7,716	15,477
Cash and cash equivalents, beginning of period	23,193	15,477	—

Cash and cash equivalents, end of period	$20,272	$23,193	$15,477

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

			Period from
			Inception
			(June 14,
			2002)
	Year Ended December 31,		through
			December 31,
	2004	2003	2002

Supplemental disclosure of cash flows
Cash paid for interest	$487	$503	$—
Supplemental disclosure of non-cash financing activities
Fair value of warrant issued in connection with equipment line of credit included as deferred financing costs	$557	$—	$57
Conversion of redeemable convertible preferred stock into common stock	$67,626	$—	$—
Accretion of redeemable convertible preferred stock	2,713	2,906	748
Series B preferred stock issued to Garching in 2003 for a license in 2002 included in accrued expenses	—	2,205	—
Conversion of note payable and accrued interest into Series B preferred stock	—	4,795	—
Beneficial conversion feature on issuance of Series A preferred stock	—	260	—
Acquisition of Ribopharma AG
Fair value of assets acquired	$—	$12,256	$—
Assumed liabilities	—	(8,390)	—
Cash paid	—	(1,500)	—
Acquisition costs incurred	—	(419)	—

Fair value of common stock issued	$—	$1,947	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS
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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      The Company comprises three entities, Alnylam Pharmaceuticals, Inc. (the parent company) and two subsidiaries (Alnylam U.S., Inc. and Alnylam Europe AG). Alnylam Pharmaceuticals, Inc is a Delaware corporation that was formed on May 8, 2003 and was formerly called Alnylam Holding Co. Alnylam U.S. is also a Delaware corporation that was formed on June 14, 2002 and was previously called Alnylam Pharmaceuticals, Inc. On July 31, 2003, Alnylam Pharmaceuticals, Inc. (the parent company) and Alnylam U.S., Inc. were reorganized and Alnylam U.S., Inc. became a wholly owned subsidiary of Alnylam Pharmaceuticals, Inc. (the parent company). Since Alnylam U.S., Inc. and Alnylam Pharmaceuticals, Inc. were under common control and Alnylam Pharmaceuticals, Inc. (the parent company) did not have independent operations prior to the reorganization, the combination of the two entities did not result in a new basis of accounting.

Principles of Consolidation
      The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries Alnylam U.S., Inc. and Alnylam Europe AG. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk
      The Company’s cash, cash equivalent and marketable securities are primarily maintained with two major financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. Cash equivalents and marketable securities consist of commercial paper, corporate notes and U.S. government agency securities, which are invested in accordance with the Company’s investment policy, as approved by the Board of Directors.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      The carrying amounts of the Company’s financial instruments, which include cash equivalents, collaboration receivable, accounts payable, accrued expenses and notes payable, approximate their fair values at December 31, 2004 and 2003. During 2004, the Company began investing a portion of its available cash and cash equivalents in marketable securities. Certain of these marketable security investments have maturities of greater than one year. The Company classifies its investments as available for sale and all of the Company’s unrestricted investments are available for use, if needed, to fund the Company’s current operations. As a result, the Company classifies all of its investments with maturities of greater than one year as short-term on its balance sheet. At December 31, 2004, the Company had approximately $4.9 million of investments with maturities of greater than one year classified as short-term in its balance sheet. Unrealized gains or losses are included as a component of accumulated other comprehensive income, included in stockholders’ equity (deficit) in the consolidated balance sheets. The following table summarizes the Company’s marketable securities at December 31, 2004, in thousands:

		Gross
	Amortized	Unrealized
	Cost	Losses	Fair Value

Commercial paper	$2,838	$(1)	$2,837
Corporate notes due within one year	14,658	(33)	14,625
Corporate notes due in one to two years	4,942	(15)	4,927
Government securities	3,391	(6)	3,385

Total	$25,829	$(55)	$25,774

Revenue Recognition
      The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company has entered into collaboration agreements with Merck & Co. (“Merck”). Revenues from these collaboration agreements may include nonrefundable license fees, milestones, research and development funding, cost reimbursements and royalties. When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represents separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Application of these standards requires subjective determinations and requires management to make judgments about the value of the individual elements and whether it is separable from the other aspects of the contractual relationship. Nonrefundable license fees are recognized as revenue as the Company performs under the collaboration agreements. Where the Company’s level of effort is relatively constant over the performance period, the Company recognizes total fixed or determined contract revenues on a straight-line basis over the estimated period of performance under the contract.
      The Company recognizes milestone payments as revenue upon achievement of the milestone only if (1) the milestone payments are nonrefundable; (2) substantive effort is involved in achieving the milestone; and (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the Company defers the milestone payments and recognizes them as revenue over the estimated period of performance under the contract as the Company completes its performance obligations. In December 2004, the Company recognized revenue related to the receipt of a $2.0 million technology milestone payment from Merck under the Company’s September 2003 collaboration agreement for the development of RNAi-based technology and therapeutics (the “Technology Milestone”).

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company recognizes revenues from reimbursable research and development activities at the time these activities are performed under the terms of the related agreement, when the collaborator is obligated to pay and when no future performance obligations exist. In revenue arrangements where both parties reimburse each other for research costs, such as the Company’s June 2004 collaboration agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases, in which both parties reimburse each other for 50% of the costs incurred, as defined by the agreement, the Company follows EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”) in determining the proper accounting for these costs. In accordance with EITF 01-9, revenue recognized by the Company for costs reimbursed by the Company’s customer are reduced by amounts reimbursable to the other party during the same accounting period unless the Company receives a separable and identifiable benefit in exchange for the payments made to the other party under the arrangement and the Company can reasonably estimate the fair value of the benefit received. In 2004, the Company recognized approximately $1.5 million in cost reimbursement revenues from its June 2004 collaboration agreement with Merck, net of $0.3 million of payments due to Merck for Merck’s work under this agreement that could not be separated from the underlying arrangement.

Income Taxes
      The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Research and Development Costs
      Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs such as legal expenses to secure and defend patents (which are expensed as incurred), facilities, supplies and overhead directly related to the Company’s research and development department as well as costs to acquire technology licenses.
      During the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002 the Company included approximately $1.3 million, $1.4 million and $0.5 million, respectively, of legal patent costs in research and development costs and expenses.
      The Company has entered into several license agreements for rights to utilize certain technologies. The terms of the licenses may provide for up-front payments, annual maintenance payments, milestone payments based upon certain specified events being achieved and royalties on product sales. Costs to acquire and maintain licensed technology that has not reached technological feasibility and does not have alternative future use are charged to research and development expense as incurred. During the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002, the Company charged to research and development expense $5.8 million, $1.7 million and $1.9 million, respectively, of costs associated with license fees (Note 13).

Accounting for Stock-Based Compensation
      Employee stock awards granted under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company has not adopted the fair value method of accounting for stock-based awards. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), as amended, and EITF Issue No. 96-18,

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) under which compensation expense is generally recognized over the vesting period of the award.
      Under the intrinsic value method, compensation associated with stock-based awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock-based awards to non-employees is determined based on the estimated fair value of the award itself, measured using an established option pricing model. The measurement date for non-employee awards is generally the date performance of certain services is complete.
      The Company provides the disclosure requirements of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below, in thousands:

			Period from
			Inception
			(June 14,
			2002)
			through
			December 31,
	2004	2003	2002

Net loss attributable to common stockholders
Net loss, as reported	$(35,367)	$(27,939)	$(4,884)
Add employee stock-based compensation expense included in reported net loss	3,137	667	—
Deduct employee stock-based compensation expense determined under fair value method	(3,448)	(697)	—

Net loss — pro forma	$(35,678)	$(27,969)	$(4,884)

Net loss per common share (basic and diluted)
As reported	$(2.98)	$(29.64)	$(14.74)
Pro forma	$(3.00)	$(29.67)	$(14.74)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the period from inception (June 14, 2002) through December 31, 2002 and the year ended December 31, 2003, the Company estimated the fair value of its stock option grants by applying a present value approach which does not consider expected volatility of the underlying stock (“minimum value method”) since the Company’s common stock was not publicly traded. For 2004 the Company estimated the fair value of its stock option grants using the Black-Scholes option pricing model. Assumptions used in these fair values are as follows:

			Period from
			Inception
			(June 14,
			2002)
			through
			December 31,
	2004	2003	2002

Risk-free interest rate	3.60%	3.19%	3.02%
Expected dividend yield	—	—	—
Expected option term	5 years	5 years	5 years
Volatility	88%	—	—

Redeemable Convertible Preferred Stock
      Redeemable convertible preferred stock was treated as if it was mandatorily redeemable (classified in the mezzanine section of the balance sheet) if it may have been redeemed by the holder based on facts and circumstances not in the Company’s control. If there was a specified redemption date, the carrying value was accreted to its redemption value over the term. These adjustments were affected through charges first against retained earnings, then against additional paid-in capital until it was reduced to zero and then to accumulated deficit.

Foreign Currency
      The Company’s foreign subsidiary, Alnylam Europe AG (a German based company), has designated its local currency, the Euro, as its functional currency. Financial statements of this foreign subsidiary are translated to United States dollars for consolidation purposes using current rates of exchange for assets and liabilities; equity is translated using historical exchange rates; and revenue and expense amounts are translated using the average exchange rate for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive loss which is a separate component of stockholders’ equity (deficit). The Company also records a charge or a credit to stockholders’ equity (deficit) for exchange gains or losses on intercompany balances that are of a long-term nature. Net realized gains and losses from foreign currency transactions are included in the consolidated statement of operations. The Company recognized a loss of $231,000 during 2004, a gain of $51,000 during 2003, and had no gain or loss during the period from inception (June 14, 2002) through December 31, 2002, respectively, from foreign currency transactions.

Comprehensive Loss
      Comprehensive income (loss) is comprised of net income (loss) and certain changes in stockholders’ equity that are excluded from net income (loss). The Company includes foreign currency translation adjustments in other comprehensive income (loss) for Alnylam Europe AG as the functional currency is not the United States dollar.

Net Income (Loss) Per Common Share
      The Company accounts for and discloses net income (loss) per common share in accordance with SFAS 128. Basic net income (loss) per common share is computed by dividing net income (loss) attributable

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method), unvested restricted stock awards and the weighted average conversion of the preferred stock into shares of common stock (using the if-converted method) for periods prior to the Company’s initial public offering, which was completed in June 2004. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.
      The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

			Period from
			Inception
			(June 14,
			2002)
	December 31,		through
			December 31,
	2004	2003	2002

Options to purchase common stock	2,851,967	1,693,530	81,892
Warrants to purchase common stock	52,630	13,157	13,157
Convertible preferred stock	—	11,087,696	4,294,736
Unvested restricted common stock	331,567	645,385	914,803
Options exercised prior to vesting	118,563	15,789	—

	3,354,727	13,455,557	5,304,588

Segment Information
      Management uses consolidated financial information in determining how to allocate resources and assess financial performance. For this reason, the Company has determined that they are principally engaged in one industry segment.
      The following table presents total long-lived tangible assets by geographic area as of December 31, 2004 and 2003, in thousands:

	December 31,

	2004	2003

Long-lived tangible assets:
United States	$8,919	$2,342
Germany	2,775	2,414

Total long-lived tangible assets	$11,694	$4,756

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, (“SFAS 123R”) which revises SFAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. This pronouncement is

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective for the first fiscal period beginning after June 15, 2005. The Company is currently assessing the impact that the adoption of this standard will have on its financial position and results of operations.
      In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004, which was the Company’s second quarter, and was required to be retroactively applied. There was no impact from the adoption of EITF 03-06 on the Company’s earnings per share as the Company has incurred net operating losses during each period presented in the consolidated financial statements and the effect would be anti-dilutive.

3.	ACQUISITION OF RIBOPHARMA AG
      On July 31, 2003, Alnylam acquired all the outstanding voting shares of Ribopharma AG, a German-based company now called Alnylam Europe AG. The results of operations of Ribopharma AG are included in the operating results of the Company from the date of acquisition (July 31, 2003). At the date of acquisition, Ribopharma was a development stage enterprise performing research and development associated with a new pharmaceutical active agent category siRNA, which it continues to do as a wholly-owned subsidiary. Alnylam purchased Ribopharma for access to its in-process research and development programs and its core technology. In addition, the acquisition of Ribopharma enabled Alnylam to satisfy the conditions in the technology license agreement with Garching Innovation GmbH (“Garching”) (Note 13) to establish a German based company with comparable operational force and resources. Satisfaction of this condition enabled Alnylam to convert its co-exclusive rights under the Garching license to exclusive rights.
      The consideration consisted of $1.5 million in cash and 815,376 shares of common stock. Based on a valuation performed of Ribopharma AG and the intangible assets acquired, the purchase price was estimated at $3.9 million and comprised of the following, in thousands:

Cash paid	$1,500
Fair value of common stock issued	1,947
Acquisition costs	419

$3,866

      The fair value of the tangible and intangible assets acquired and liabilities assumed were recorded as follows, in thousands:

Cash	$1,798
Other current assets	41
Fixed assets	1,733
Intangible assets	8,684
Accounts payable and accrued expenses assumed	(1,300)
Notes payable assumed	(7,090)

$3,866

      The appraised value of intangible assets acquired was below the total fair value of intangible assets acquired and would generally result in the recognition of goodwill. However, since Ribopharma AG was a

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
development stage company and not considered a “business” as defined by the applicable accounting rules at the date of acquisition, this residual value was allocated proportionately to the long-lived assets acquired as follows, in thousands:

Fair Value

Purchased in-process research and development	$4,609
Core technology	3,638
Workforce	437
Fixed assets	1,733

$10,417

      The fair market value of the intangible assets acquired was based on a valuation and determined using an income approach. The core technology was valued using a relief from royalty methodology, the purchased in-process research and development was valued based on a discounted cash flow analysis and the workforce was valued using the avoided cost method.
      Purchased in-process technology was written off immediately upon the consummation of the acquisition and is included as a separate line in the Company’s statement of operations. Core technology and workforce are being amortized over their estimated useful lives of ten years and four years, respectively. The step up in the fixed assets is being amortized over four years, the remaining estimated useful life of these assets.
      Intangible assets at December 31, 2004 and 2003 are as follows, in thousands:

	December 31,

	2004	2003

Core Technology	$3,638	$3,638
Workforce	437	437

	4,075	4,075
Less — accumulated amortization:
Core Technology	(515)	(152)
Workforce	(155)	(45)

Total accumulated amortization	(670)	(197)

	$3,405	$3,878

      During the years ended December 31, 2004 and 2003, the Company recorded $473,000 and $197,000, respectively, of amortization expense related to the core technology and workforce intangibles of which the entire amount is included in research and development. During the years ended December 31, 2004 and 2003, the Company recorded $295,000 and $123,000, respectively, of additional depreciation related to the increase in the recorded fair value of the fixed assets of which $265,000 and $111,000 is included in research and development expenses in 2004 and 2003, respectively, and $30,000 and $12,000 is included in general and administrative expense in 2004 and 2003, respectively. The Company expects annual amortization expense related to the core technology intangible asset to be $364,000 through 2012 and $211,000 in 2013. The Company also expects annual amortization expense related to the workforce intangible asset to be $109,000 through 2006 and $64,000 in 2007.

Purchased In-Process Research and Development
      In connection with the Company’s acquisition of Ribopharma AG, the Company acquired two Systemic RNAitm programs related to the development of drugs targeting cancers such as malignant melanoma and

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pancreatic carcinoma. The Company expensed $4.6 million of purchased in-process research and development associated with these programs. Management’s plans contemplate that the Company will conduct the first phase of clinical trials and then out-license the programs to a partner. Upon out-licensing, the partner is expected to bear all development costs and control clinical development. The Company expects to earn payments upon the attainment of clinical milestones by our partner and royalties on product sales. Since our partner will control the clinical development, we will be unable to influence the timing of the achievement of the milestones, if at all, or the estimated year of the product launch, if at all. The Company’s valuation assumed a development period of approximately 10 years, with milestones being earned during that period, which management believes is a typical horizon to bring a therapeutic drug to market. Actual results will differ from these estimates due to the uncertainties surrounding drug development.
      Management assumes responsibility for determining the in-process research and development valuation. The fair value assigned to purchase in-process research and development was estimated by discounting, to present value, the probability-adjusted net cash flows expected to result once the technology has reached technological feasibility. A discount rate of 32 percent was applied to estimate the present value of the cash flows and is consistent with the overall risks of developing these projects. As of December 31, 2004, the technological feasibility of the projects had not been reached and management believes the assumptions included in the valuation analysis continue to be valid. In the allocation of the purchase price, the concept of alternative future use was considered. The projects under development have no current alternative future uses for the underlying technology in the event the projects are unsuccessful.

4.	PROPERTY AND EQUIPMENT
      Property and equipment consist of the following at December 31, 2004 and 2003, in thousands:

		December 31,

	Useful Life	2004	2003

Laboratory equipment and software	5 years	$6,881	$4,300
Computer equipment	3 years	579	270
Furniture and fixtures	5 years	795	431
Leasehold improvements	*	5,902	50
Construction in progress	—	—	363

		14,157	5,414
Less: accumulated depreciation and amortization		(2,463)	(658)

		$11,694	$4,756

*	shorter of asset life or lease term
      Depreciation expense was $2.0 million, $0.6 million, and $36,000 for the years ended December 31, 2004 and 2003 and the period from June 14, 2002 (date of inception) to December 31, 2002, respectively.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCRUED LIABILITIES
      Accrued expenses consist of the following at December 31, 2004 and 2003, in thousands:

	December 31,

	2004	2003

License fee payable to Isis	$2,000	$—
Payroll and benefits	685	823
Professional fees	561	344
Interest	91	21
Payable to research collaboration partner	259	—
Other	279	255

	$3,875	$1,443

6.	NOTES PAYABLE

Note Payable to a Bank
      In December 2002, the Company entered into an agreement with Silicon Valley Bank to establish an equipment line of credit for $2.5 million. The Company drew down a total of $2.1 million on this line of credit during 2003, of which $239,000 was paid in 2003 and the remainder was repaid in March 2004 in connection with the Company’s establishment of a new line of credit. Under the terms of the agreement with Silicon Valley Bank, borrowings bore interest at prime rate plus 0.25 percent as well as additional interest of 8.0 percent of the original principal payable upon the maturity of each equipment advance under this line of credit. In 2004 and 2003, the Company recorded interest expense of $202,000 and $83,000, respectively, related to borrowings under this line of credit. Interest expense recorded in 2004 included $168,000 of interest penalties paid upon the early repayment of this line of credit.

Equipment Line of Credit
      On March 26, 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. The Company has the ability to draw down amounts under the line of credit through June 30, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. Borrowings bear interest at prime rate plus 3 percent (8.25% at December 31, 2004). The Company is required to make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs under the line of credit will be repaid over 48 months. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5 percent of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. In connection with the agreement, Alnylam issued to an affiliate of Lighthouse warrants to purchase 100,000 shares of Series C redeemable convertible preferred stock at an exercise price of $5.00 per share and a term of seven years, which were converted into warrants to purchase 52,630 shares of our common stock at an exercise price of $9.50 per share upon the closing of our initial public offering. Alnylam recorded the fair value of these warrants of $557,000 as a deferred financing cost which is being amortized to interest expense over the repayment term of the first advance of 63 months. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.49%, no dividend yield, and a seven-year term. In conjunction with entering into the agreement with Lighthouse in March 2004, Alnylam

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
paid off the remaining balance of the loan with Silicon Valley Bank, of $1.9 million, via an initial draw in the amount of the payoff balance.
      As of December 31, 2004, future cash payments under the note payable to Lighthouse, including interest, are as follows, in thousands:

Year Ending December 31,

2005	$1,301
2006	2,080
2007	2,080
2008	2,080
2009	1,868

9,409
Less: portion representing interest	2,208

7,201
Less: current portion	790

Long-term equipment loan	$6,411

Note Payable to Ribopharma AG Shareholder
      Upon the acquisition of Ribopharma AG, Alnylam Pharmaceuticals, Inc. assumed a note payable and accrued interest of $4.8 million to a Ribopharma shareholder and an obligation to provide common shares based on prior terms of the note valued at $119,000, both of which were included in assumed liabilities upon the acquisition date. The note payable of $4.5 million and accrued interest of $0.3 million were exchanged for 1,917,857 shares of Series B preferred stock. Additionally, 49,496 shares of Alnylam Pharmaceuticals, Inc.’s common stock were issued to satisfy the obligation to provide shares. There were no amounts outstanding under this note payable as of December 31, 2004 or 2003.

Ribopharma AG Notes
      Upon the acquisition of Ribopharma AG, Alnylam Pharmaceuticals, Inc. assumed notes payable amounting to $2.6 million. The Company repaid $3.0 million in August 2003, which included accrued interest of $0.4 million. There were no amounts outstanding under these notes as of December 31, 2004 or 2003.

7.	COMMITMENTS AND CONTINGENCIES

Indemnifications
      Licensor indemnification — In connection with a certain license agreement, the Company is required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. The Company believes that the probability of receiving a claim is remote and, as such, no amounts have been accrued related to this indemnification as of December 31, 2004 and 2003.
      The Company is also a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions, which obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. Such indemnification obligations are usually in effect from the date of execution of the applicable agreement for a period equal to the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. Since its inception, the Company has not incurred any expenses as a result of such indemnification provisions. Accordingly, the Company has determined that the estimated aggregate fair value of its potential

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities under such indemnification provisions is minimal and has not recorded any liability related to such indemnification provisions as of December 31, 2004 and 2003.

Technology License Commitments
      The Company has licensed the rights to use certain technologies in its research process as well as in any products the Company may develop including these licensed technologies. In accordance with the related license agreements, the Company is required to make certain fixed annual payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that the Company has licensed. At December 31, 2004, the Company was committed to make the following fixed license payments under existing license agreements, in thousands:

Year Ending December 31,

2005	$2,155
2006	155
2007	155
2008	155
2009	155
Thereafter	1,650

Total	$4,425

Operating Leases
      The Company leases office and laboratory space in Cambridge, Massachusetts and Kulmbach, Germany (beginning on July 31, 2003 the date of acquisition of Ribopharma AG), under non-cancelable operating lease agreements. Total rent expense under these operating leases was $2.2 million, $1.0 million, and $0.1 million for the years ended December 31, 2004 and 2003 and for the period from June 14, 2002 (date of inception) through December 31, 2002, respectively.
      In September 2003, the Company entered into an operating lease to rent 33,453 square feet of laboratory and office space in Cambridge, Massachusetts through September 2011. Rental payments began in April 2004. Under the original terms of the lease agreement, the Company will begin paying rent on an additional 10,605 square feet in this same facility in September 2005. The Company has the option to extend the lease for two successive five-year extensions.
      Pursuant to the terms of the lease agreement, the Company secured a $2.3 million letter of credit as security for its leased facility. The underlying cash securing this letter of credit has been classified as long-term restricted cash in the accompanying consolidated balance sheets.
      The Company also leases 13,585 square feet of laboratory and office space in Kulmbach, Germany through June 2008 under a non-cancelable operating lease. The Company will begin paying rent on an additional 1,439 square feet in the same facility in March 2005. The Company has the option to extend its lease of this facility for two successive three-year extensions.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under these non-cancelable leases are approximately as follows:

Year Ending December 31,

2005	$2,522
2006	2,544
2007	2,598
2008	2,505
2009	2,280
Thereafter	4,058

Total	$16,507

Related Party Notes Receivable
      In connection with the acquisition of Ribopharma AG, the Company agreed to provide two shareholders of Ribopharma AG who received cash and common stock in the acquisition with non-recourse loans to cover any tax contingencies the shareholders may incur as a result of the acquisition. These loans bear interest at four percent per annum and are payable upon certain liquidity events. In addition to the loan commitment, the Company entered into an indemnity agreement whereby the Company has indemnified these shareholders for any taxes payable as a result of making the loan to the Ribopharma shareholders up to a maximum of approximately $179,000 for each shareholder. With respect to the indemnity, the Company issued a letter of credit in 2003 to the two shareholders amounting to $354,000 related to the potential indemnity that the Company has with the two shareholders. The required amount of the letter of credit is collateralized by restricted funds maintained by the Company at the bank issuing the letter of credit. As a result, the Company classified this amount as restricted cash in its consolidated balance sheet as of December 31, 2003. In June 2004, loans totaling approximately $304,000 were provided to these shareholders and each shareholder subsequently released the Company from its indemnity obligation. As a result, the Company cancelled its letter of credit and removed this restriction of its cash. At December 31, 2004, these loans totaled $310,000, including accrued interest.
      In connection with the employment agreements of the same two Ribopharma AG employees, the Company has committed to paying a one-time payment to each employee of $250,000 upon the issuance of a specific patent in the United States of America. This contingent payment will be paid and expensed upon the issuance of the patent.

Legal Proceedings
      The Company may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including being subject to claims or disputes around patents that have been issued or are pending in the field of research the Company is focused on. The Company does not believe that there were any material claims against the Company as of December 31, 2004.

8.	PREFERRED STOCK
      Prior to the Company’s initial public offering in June 2004, the Company’s primary source of funding was from sales of preferred stock, both convertible and redeemable convertible. During 2004, 2003 and 2002, the Company sold 1,666,667, 12,906,670 and 8,160,010 shares of preferred stock, respectively, which resulted in net proceeds of $10.0 million, $34.5 million and $17.3 million, respectively. During the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002, the Company recorded accretion of preferred stock of $2.7 million, $2.9 million and $0.7 million, respectively. In connection with the Company’s initial public offering in June 2004, and in accordance with the preferred stock

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements, all outstanding shares of preferred stock converted into 11,964,908 of the Company’s common stock. At December 31, 2004 and 2003 there were no shares and 21,066,680 shares of preferred stock outstanding, respectively.
      The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors upon its issuance.

9.	COMMON STOCK

Founders’ Shares
      In June 2002, the Company sold 1,294,716 shares of common stock to the Company’s founders, including certain non-employees, in exchange for $0.0001 per share, which represented the fair market value of the common stock on the date of sale, as determined by management and approved by the board of directors. The founders’ common stock is subject to restricted stock agreements, which include various restrictions, including the right of the Company to repurchase declining percentages of the shares at the original issuance price during the four-year period following issuance if the employee or non-employee ceases to provide services to the Company for any reason. In July 2002, the Company sold 47,368 shares of common stock to a consultant for $0.19 per share, which represented the fair market value of the common stock on the date of sale, as determined by management. This common stock is subject to a restricted stock agreement, which includes various restrictions, including the right of the Company to repurchase declining percentages of the shares at the original issuance price during the four-year period following issuance if the consultant ceases to perform services.
      In connection with the restricted stock awards issued to non-employees, the Company has recorded cumulative deferred compensation of $3.1 million, which represents the cumulative fair value of the restricted stock awards measured in accordance with SFAS No. 123 and EITF 96-18. Shares remaining unvested or subject to forfeiture for non-employees still providing services are subject to a mark-to-market adjustment during each reporting period prior to vesting in full. The deferred compensation will be recorded as an expense over the vesting period of the underlying restricted stock using the method prescribed by FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans,” (“FIN 28”). The Company recorded $0.2 million, $2.2 million and $0.2 million of compensation expense during the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002, respectively, related to the amortization of the deferred compensation. The deferred compensation balance at December 31, 2004 and 2003, and the period from inception (June 14, 2002) through December 31, 2002, respectively, related to these awards was $0.4 million and $1.2 million and $0.2 million. Since the fair market value of the common stock issued to non-employees is subject to change in the future, the compensation expense recognized during the year ended December 31, 2004, and prior years may not be indicative of future compensation charges.

Reverse Stock Split
      On May 7, 2004, the Company effected a reverse 1-for-1.9 split of all outstanding shares of common stock. All common share and per share data have been retroactively restated to reflect this event.

Initial Public Offering
      In June 2004, the Company completed the initial public offering of its common stock. The initial public offering consisted of the sale of 5,000,000 shares of common stock at a price of $6.00 per share. As part of the offering, the Company granted to the underwriters an option to purchase an additional 750,000 shares within

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
30 days of the initial public offering to cover over-allotments. This option was exercised in full in June 2004. Net proceeds from the initial public offering after deducting underwriters’ discounts and expenses was $29.9 million. Upon the closing of the initial public offering, the authorized number of shares of the Company’s common stock increased to 125,000,000. In addition, upon the closing of the Company’s initial public offering, the Company adopted certain stock incentive plans (Note 10).

10.	STOCK INCENTIVE PLANS

Stock Option Plans
      Prior to the Company’s initial public offering in June 2004, the Company had adopted stock incentive plans in 2002 and 2003. In June 2002, the Company adopted the 2002 Stock Incentive Plan (the “2002 Stock Plan”), which was terminated in November 2002, and was replaced with the Alnylam U.S., Inc. 2002 Employee, Director and Consultant Stock Plan (the “2002 Plan”). All options previously granted under the 2002 Stock Plan were canceled and new options for the same number of shares, vesting provisions and exercise price were granted under the 2002 Plan. In September 2003, the Company adopted the Alnylam Pharmaceuticals, Inc. 2003 Employee, Director and Consultant Stock Plan (the “2003 Plan”). Subsequent to the closing of the Company’s initial public offering, no further stock options or other equity awards have been granted, or may be granted in the future, under the 2002 Plan or the 2003 Plan.
      Upon the effective date of the Company’s initial public offering, the Company adopted the 2004 Stock Incentive Plan (the “2004 Plan”) with a total of 4,030,260 shares authorized for future issuance. The 2004 Plan provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of 2,631,578 shares of common stock, 5% of the Company’s outstanding shares or an amount determined by the board of directors. In addition, the 2004 Plan includes a non-employee director stock option program under which each eligible non-employee director will be entitled to receive an annual grant of options to purchase 7,105 shares of common stock upon his or her initial appointment to the board of directors and a subsequent annual grant of an option to purchase 5,263 shares of common stock based on continued service.
      As of December 31, 2004, an aggregate of 3,736,012 shares of common stock were reserved for issuance under the 2004 Plan, including outstanding options to purchase 2,851,967 shares of common stock and 884,045 shares were available for future grant.
      The plans provide for the granting of incentive stock options (“ISOs”) and nonqualified stock options. Stock options may be granted to the Company’s employees, officers, directors, consultants and advisors, as defined. ISOs may be granted at no less than fair market value on the date of grant, as determined by the Company’s Board of Directors (no less than 110 percent of fair market value on the date of grant for 10 percent or greater stockholders), subject to limitations, as defined. Each option shall be exercisable at such times and subject to such terms as determined by the Board of Directors and expires within ten years of issuance.
      Options granted generally vest at a rate of 25 percent on the first anniversary of the grant date and 6.25 percent of the shares each successive three-month period until fully vested. In January 2004, the Company granted an option to the chief executive officer to purchase 105,263 shares of common stock at an exercise price of $0.95 per share that vested as to 100 percent of the shares upon the Company’s initial public offering in June 2004. In December 2004, the Company granted an option to the chief executive officer to purchase up to 250,000 shares of common stock at an exercise price of $7.47 per share that vests only upon the Company’s attainment of a corporate goal as determined by the Company’s compensation committee.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity of the Company’s stock option plans:

	Number of		Weighted
	Options		Average
	Available for	Number of	Exercise
	Future Grant	Options	Price

Outstanding, June 14, 2002		—	$—
Granted		163,788	0.48
Exercised		—	—
Cancelled		(81,894)	0.48

Outstanding, December 31, 2002	681,263	81,894	0.48
Granted		1,656,187	0.53
Exercised		(44,526)	0.48
Cancelled		—	—

Outstanding, December 31, 2003	498,761	1,693,555	0.53
Granted		1,590,474	5.39
Exercised		(249,724)	0.74
Cancelled		(182,338)	0.56

Outstanding, December 31, 2004	884,045	2,851,967	$2.91

Exercisable at December 31, 2002		842	$0.19
Exercisable at December 31, 2003		192,711	$0.48
Exercisable at December 31, 2004		724,097	$0.57
      All options granted during the period from inception (June 14, 2002) through December 31, 2002, had an exercise price that was equal to the fair market value of common stock on the date of grant. The weighted average fair value of these options granted at fair market value during the period from inception (June 14, 2002) through December 31, 2002 was $0.06. All options granted during the year ended December 31, 2003, had an exercise price that was less than the fair value of common stock on the date of grant. The weighted average fair value of these options was $2.38. During 2004, the Company granted options to purchase 544,989 shares of common stock, with exercise prices that were less than the fair value of the Company’s common stock on the date of grant. The weighted average fair value of these options was $4.89. In addition, during 2004 the Company granted options to purchase 1,045,485 shares of common stock with exercise prices that were equal to the market price of the Company’s common stock on the date of grant. The weighted average fair value of these options was $5.17.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding
				Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Exercise Price Range	Options	Price	Life (in Years)	Options	Price

$0.48	1,165,637	$0.48	8.38	573,950	$0.48
$0.95	640,845	$0.95	9.04	150,147	$0.95
$5.23 - $5.85	127,408	$5.69	9.70	—	—
$6.78	649,827	$6.78	9.93	—	—
$6.86 - $7.47	268,250	$7.43	9.97	—	—

	2,851,967			724,097

      During the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002, in connection with the grant of common stock options to employees, the Company recorded deferred stock compensation of approximately $3.8 million, $3.3 million and zero, respectively, representing the difference between the exercise price and the fair market value of the Company’s common stock on the date the stock options were granted. During the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002, the Company recorded amortization of deferred stock compensation of $3.1 million, $0.7 million and zero, respectively, and $2.9 million remains unamortized at December 31, 2004. The Company will be recognizing the fixed deferred stock compensation over the remaining vesting period of the options, subject to forfeitures should the employees terminate, in accordance with the method prescribed by FIN 28. The anticipated future amortization of deferred stock compensation related to employee option grants as of December 31, 2004 is as follows, in thousands:

Year Ending December 31,
2005	$1,691
2006	891
2007	355
2008	18

$2,955

      In connection with stock options granted to non-employees for services during the years ended December 31, 2004 and 2003,the Company has recorded aggregate deferred compensation of $1.6 million, which represents the fair value of non-employee grants. The deferred compensation will be recorded as an expense over the vesting period of the underlying stock options using the method prescribed by FIN 28. At the end of each financial reporting period prior to vesting, the value of these options (as calculated using the Black-Scholes option pricing model) will be re-measured using the then current fair value of the Company’s common stock. At that point, deferred compensation and the non-cash compensation recognized during that period will be adjusted accordingly. Since the fair market value of the common stock options granted to non-employees is subject to change in the future, the amount of future compensation expense recognized will be adjusted until the stock options, are fully vested. Stock-based compensation expense related to these non-employee options for the years ended December 31, 2004 and 2003 and the period from inception (June 14, 2002) through December 31, 2002 was $0.7 million, $0.5 million and $0, respectively.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      In 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) with 315,789 shares authorized for issuance. Under the 2004 Purchase Plan, the Company makes one offering each year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of the offering is equal to the lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. The annual offering period begins on the 1st day of November each year and ends on the 31st day of October each year. No shares had been issued under the 2004 Purchase Plan through December 31, 2004.

11.	INCOME TAXES
      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset as of December 31, 2004 and 2003, are approximately as follows, in thousands:

	2004	2003

Deferred Tax Assets:
Net operating loss carryforwards	$5,863	$2,628
Research and development credits	1,000	238
Capitalized research and development and start-up costs	12,962	6,239
Deferred revenue	2,047	761
Other	634	839

Total deferred tax assets	22,506	10,705
Deferred Tax Liabilities:
Intangible assets	(1,371)	(1,788)
Deferred tax asset valuation allowance	(21,135)	(8,917)

Net deferred tax asset	$—	$—

      The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2004 and 2003 and for the period from inception (June 14, 2002) through December 31, 2002:

			Period from
			Inception
			(June 14, 2002)
			through
	2004	2003	December 31, 2002

At U.S. federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal effect	5.4	5.0	6.2
Permanent items	(3.8)	(2.2)	0.8
Purchased in-process research and development	—	(6.0)	—
Research credits	1.9	0.6	0.9
German tax rate differential	(0.1)	—	—
Valuation allowance	(37.4)	(31.4)	(41.9)

Effective income tax rate	0.0%	0.0%	0.0%

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence on an annual basis.
      At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $9.7 million and $9.2 million available, respectively, to reduce future taxable income in the United States, which will expire at various dates beginning in 2007 through 2024. At December 31, 2004, the Company had federal and trade operating loss carryforwards of approximately $6.0 million and $3.9 million, respectively, to reduce future taxable income in Germany, which do not expire. At December 31, 2004, federal and state research and development credit carryforwards were approximately $0.7 million and $0.5 million, respectively, available to reduce future tax liabilities in the United States, and, which expire at various dates beginning in 2017 through 2024. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s planned initial public offering, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code.
      On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act” ) into law. The Company is reviewing the Act to determine what impact, if any, it will have on its financial statements.

12.	401(K) SAVINGS PLAN
      The Company sponsors a savings plan for its employees, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer up to 15 percent of their annual compensation and with proper notice up to 100 percent of their compensation in the final month of the plan year on a pretax basis and subject to Internal Revenue Code limits. The plan covers substantially all of the employees who meet minimum age and service requirements. The Company may make matching contributions to the 401(k) Plan in amounts determined by the Company’s Board of Directors. The Company did not contribute to the 401(k) plan during the years ended December 31, 2004, December 31, 2003 or the period from inception (June 14, 2002) through December 31, 2002.

13.	SIGNIFICANT AGREEMENTS

Garching Innovation GmbH License Agreement
      In December 2002, the Company entered into a co-exclusive license with Garching for the worldwide rights to use and sublicense certain technology on which patents are pending to develop and commercialize therapeutic products and related applications. The Company also obtained the rights to use without the right to sublicense, the technology for all diagnostic uses other than for the purposes of therapeutic monitoring. In consideration for the rights to license this technology, the Company agreed to issue to Garching 723,240 shares of Series B redeemable convertible preferred stock. As of December 31, 2002, the Company valued this consideration at the Series B redeemable convertible preferred stock issuance price of $2.50 per share for total consideration of $1.8 million. The Company recorded the consideration as license fee expense during the period from inception (June 14, 2002) through December 31, 2002 as the technology had not reached technological feasibility and does not have any alternative future use. In July 2003, the Company issued the shares of Series B redeemable preferred stock to Garching. The Company will also be required to pay future royalties on net sales of all therapeutic and prophylactic products developed with the technology.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company was also given the ability to acquire the remaining 50 percent exclusive rights to the technology that had not been previously granted to the Company by Garching upon the establishment of a German-based company with comparable operational work force and resources. The Company successfully obtained the remaining 50 percent exclusive rights upon the acquisition of Ribopharma AG in July 2003 (Note 3) and in consideration for the remaining rights to this technology, issued 158,605 shares of Series B redeemable convertible preferred stock, which were converted into 83,476 shares of common stock upon the closing of the Company’s initial public offering in June 2004. These shares were determined to have a fair value of $0.4 million and the value was recorded as license fee expense in 2003. The Company is also reserving an additional 8,594 shares of its common stock which is contingently issuable if a specified claim is obtained related to one of its licensed patents.

Isis Pharmaceuticals, Inc. Collaboration and License Agreement
      In March 2004, Alnylam entered into a collaboration and license agreement with Isis Pharmaceuticals, Inc. (“Isis”). Isis granted Alnylam licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of double-stranded RNA products. Alnylam has the right to use Isis technologies in its development programs or in collaborations and Isis has agreed not to grant licenses under these patents to any other organization for the discovery, development and commercialization of double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. Alnylam granted Isis non-exclusive licenses to its current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. Alnylam also granted Isis the exclusive or co-exclusive right to develop and commercialize double-stranded RNA products developed using RNAi technology against a limited number of targets. In addition, Alnylam granted Isis non-exclusive rights to research, develop and commercialize single-stranded RNA products.
      Under the terms of the agreement, Alnylam agreed to pay Isis an upfront license fee of $5.0 million, $3.0 million of which was paid upon signing of the agreement and the remaining $2.0 million of which was paid in January 2005. Alnylam has recorded the initial $5.0 million of consideration as license fee expense within research and development costs during the year ended December 31, 2004 as the technology has not reached technological feasibility and does not have any alternative future use. Alnylam also agreed to make milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties to Isis for each product that Alnylam or a collaborator develops utilizing Isis intellectual property. In addition, Alnylam agreed to pay to Isis a percentage of certain fees earned from strategic collaborations it may enter into that include access to the Isis intellectual property. In connection with the Merck ocular collaboration signed in June 2004, which is discussed below, the Company recorded $0.5 million in license fee expense related to payments due to Isis. In conjunction with the agreement, Isis purchased 1,666,667 shares of Series D preferred stock of Alnylam for $10.0 million, which were converted into 877,193 shares of common stock upon the closing of the Company’s initial public offering in June 2004. Isis also agreed to pay Alnylam a license fee, milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties for each product developed by Isis or a collaborator that utilizes Alnylam’s intellectual property. The agreement also gives Alnylam an option to use Isis manufacturing services for RNA-based therapeutics.
      In addition, the agreement with Isis gives Alnylam the exclusive right to grant sub-licenses for Isis technology to third parties with whom Alnylam is not collaborating. Alnylam may include these sub-licenses in its InterfeRx licenses and research reagent and services licenses. If such a license includes rights to Isis intellectual property, Alnylam will share revenues from that license equally with Isis.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collaboration Agreement with Merck & Co.
      In September 2003, the Company entered into a five-year strategic alliance with Merck to develop RNAi-based technology and therapeutics. For technology development, Merck and Alnylam each committed to devote resources, including full-time equivalents and expertise, to the collaborative development of advanced RNAi technology. Merck will have rights to use this technology solely for the identification and validation of drug targets; Alnylam will have rights to use it for these purposes and also for therapeutic purposes. For therapeutics development, Merck agreed to provide Alnylam with twelve proprietary drug targets as potential targets for siRNA therapeutics. Alnylam has the right, but not the obligation, to develop siRNA drug candidates against each target provided by Merck. If Alnylam advances a candidate to a defined point in preclinical development, Alnylam and Merck will then decide whether Alnylam, Merck or the two companies together will proceed with the further development and commercialization of that candidate. For each drug candidate in whose development Merck decides to participate, it will make a cash payment to Alnylam at the time of its decision, and will also reimburse Alnylam for a portion of the costs Alnylam has so far incurred on that candidate.
      In connection with this alliance, Merck made an upfront cash payment of $2.0 million and a $5.0 million equity investment in Alnylam during 2003. In addition, in connection with this agreement the Company received $1.0 million in additional license fee payments from Merck in September 2004 and $7.0 million in December 2004 upon the attainment of a pre-specified technology milestone. Of the $7.0 million received in December 2004, $5.0 million was from the sale of 710,273 shares of the Company’s common stock and $2.0 million represented a cash milestone. A further cash payment is due from Merck in 2005, based upon the continuation of the alliance. The Company is recognizing the revenue related to the upfront and license payments ratably over the period of continuing performance obligations, which is estimated as six years. The amortization of these payments resulted in revenues of $0.6 million and $0.1 million in 2004 and 2003, respectively. Of the $7.0 million payment received in December 2004, the Company recorded $5.3 million in stockholders’ equity for the sale of common stock, which represents the fair value of the stock on the date of issuance, and recognized the residual of $1.7 million as revenue in connection with the cash milestone payment. As of December 31, 2004, the Company has recognized approximately $2.4 million as revenue under this agreement and has deferred revenue on its balance sheet of $2.3 million.

Merck Ocular Collaboration
      In June 2004, Alnylam entered into a second collaboration and license agreement with Merck. The agreement is a multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. This second collaboration is focused on age-related macular degeneration (“AMD”) and other ocular diseases caused by abnormal growth or leakage of small blood vessels in the eye. Alnylam’s existing program to develop a Direct RNAitm therapeutic for the treatment of AMD was incorporated into the new collaboration.
      Under the terms of the agreement, Alnylam received a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs incurred by the Company. These up-front amounts have been deferred and will be recognized as revenue over the estimated period of performance under the collaboration agreement, which the Company has determined to be six years. In addition, the agreement provides for Alnylam to work on two additional mutually agreed ocular targets in addition to its vascular endothelial growth factor (“VEGF”) program with Merck. Merck and Alnylam will jointly fund the development of, and share the profits from, any RNAi therapeutics for the United States market that result from the collaboration. Alnylam will also have the option to co-promote these RNAi therapeutics in the United States. Marketing and sales outside of the United States will be conducted by Merck, with Alnylam receiving royalties. During 2004, Alnylam recorded net cost reimbursement revenues of $1.5 million, which represent $1.8 million of research and development costs to be reimbursed by Merck under the terms of the agreement less $0.3 million of research and development costs to be reimbursed by Alnylam

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to Merck. The Company also recorded revenues of $0.3 million during 2004 from the amortization of the up-front payments received from Merck.

Medtronic, Inc.
      On February 8, 2005, Alnylam entered into a strategic alliance with Medtronic to pursue the development of therapeutics for the treatment of neurodegenerative disorders such as Huntington’s, Alzheimer’s and Parkinson’s disease. The collaboration will focus on developing novel drug-device combinations incorporating RNAi therapeutics. Initially, Alnylam and Medtronic will engage in a joint technology development program for a period of two years, a period that can be extended by mutual agreement. This initial joint technology development program will focus on delivering candidate RNAi therapeutics to specific areas of the brain using an implantable infusion system.
      After successful completion of the initial joint technology development program and a joint decision to initiate product development, Alnylam would be responsible for the discovery and early development of candidate RNAi therapeutics, and Medtronic would be responsible for late-stage development and commercialization of any drug-device products that result. Medtronic also would adapt or develop medical devices to deliver the candidate RNAi therapeutics to targeted locations in the nervous system.
      After successful completion of the initial joint technology development program and a joint decision to initiate product development, Medtronic would make an initial equity investment in Alnylam and could make additional investments upon successful completion of specified milestones. The aggregate amount of Alnylam common stock that Medtronic would purchase if a joint decision were taken to initiate product development and the specified milestones were successfully completed would be $21.0 million. The amount of the investment to be made at the time of the joint decision to initiate product development would be between $1.0 million and $8.0 million, as determined by Alnylam, at the then-current market price. For the purpose of this investment, the then-current market price would be equal to the twenty-day trailing average of the closing price of Alnylam common stock on the Nasdaq National Market at the end of the trading day two trading days prior to the date of the decision to initiate product development. The remaining investments would be made upon the achievement of the specified milestones at a purchase price equal to 120% of the then-current market price, calculated as just described. If either Medtronic or Alnylam decides not to initiate product development under the collaboration agreement, Medtronic would not be required to make any equity investment in Alnylam.
      After successful completion of the initial joint technology development program and a joint decision to initiate product development, Alnylam would also be eligible to receive additional cash milestone payments for each product developed and royalties on sales of any RNAi therapeutic component of novel drug-device combinations that result from the collaboration.

Cystic Fibrosis Foundation Therapeutics, Inc.
      On March 15, 2005, the Company entered into a collaboration with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) to investigate the potential for RNAi therapeutics to treat cystic fibrosis (“CF”). Under this collaboration, CFFT will provide the Company with an initial payment of $0.5 million and make additional payments totaling an aggregate of $1.0 million in the event that certain scientific milestones are achieved. In addition to funding, CFFT will provide the Company with access to certain scientific resources to support the Company’s siRNA discovery and development efforts. If the discovery and development efforts under this collaboration result in the identification of siRNAs that are candidates for further development, the parties may negotiate a mutually agreeable support arrangement for further phases of development. In the event that the Company develops a marketable therapeutic for the treatment of CF, the Company will be required to pay CFFT certain pre-determined royalties.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     QUARTERLY FINANCIAL DATA (UNAUDITED)
      The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(In thousands, except share and per share data)
Revenues	$134	$131	$1,367	$2,646
Operating expenses	13,466	7,106	7,793	8,177
Net loss	(13,582)	(6,956)	(6,416)	(5,700)
Net loss attributable to common stockholders	(15,544)	(7,707)	(6,416)	(5,700)
Net loss per common share — basic and diluted	$(9.39)	$(1.10)	$(0.33)	$(0.29)
Weighted average shares — basic and diluted	1,655,168	6,997,479	19,507,468	19,613,950

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(In thousands, except share and per share data)
Revenues	$—	$—	$74	$102
Operating expenses	2,174	3,264	11,167	8,628
Net loss	(2,151)	(3,244)	(11,104)	(8,534)
Net loss attributable to common stockholders	(2,586)	(3,679)	(12,000)	(9,674)
Net loss per common share — basic and diluted	$(5.56)	$(6.83)	$(9.79)	$(6.18)
Weighted average shares — basic and diluted	465,349	538,706	1,225,150	1,565,622

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

ITEM 9A.	CONTROLS AND PROCEDURES
      Our management, with the participation of our chief executive officer and chief operating officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2004, our chief executive officer and chief operating officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
      None
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      We will file with the Securities and Exchange Commission a definitive Proxy Statement (the Proxy Statement) not later than 120 days after the close of the fiscal year ended December 31, 2004. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Proposal One — Election of Class I Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in Part I of this Annual Report on Form 10-K under the section captioned “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Executive Compensation,” “Compensation of Directors,” “Proposal Two — Board Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Employment Arrangements” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated herein by reference to the information contained, under the sections captioned “Employment Arrangements” and “Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” of the Proxy Statement.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Financial Statements
      The following consolidated financial statements are filed as part of this report under “Item 8 — Financial Statements and Supplementary Data”:

Page

Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of December 31, 2004 and 2003	72
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2004 and 2003 and for the Period From Inception (June 14, 2002) through December 31, 2002	73
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Period From Inception (June 14, 2002) through December 31, 2002 and for the Years Ended December 31, 2003 and 2004	74
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 and for the Period From Inception (June 14, 2002) through December 31, 2002	76
Notes to Consolidated Financial Statements	78
      (a)(2) List of Schedules
      Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2004, the year ended December 31, 2003 and for the period from inception (June 14, 2002) through December 31, 2002.
      All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.
      (a)(3) List of Exhibits
      The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

ALNYLAM PHARMACEUTICALS, INC.

By:	/s/ John M. Maraganore, Ph.D.

John M. Maraganore, Ph.D.
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed as of March 30, 2005 below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ John M. Maraganore, Ph.D. John M. Maraganore, Ph.D.	Director and President and Chief Executive Officer (Principal Executive Officer)

/s/ Barry E. Greene Barry E. Greene	Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Peter Barrett, Ph.D. Peter Barrett, Ph.D.	Director

/s/ John E. Berriman John E. Berriman	Director

/s/ John K. Clarke John K. Clarke	Director

/s/ Paul R. Schimmel, Ph.D. Paul R. Schimmel, Ph.D.	Director

/s/ Phillip A. Sharp, Ph.D. Phillip A. Sharp, Ph.D.	Director

/s/ Kevin P. Starr Kevin P. Starr	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of
Alnylam Pharmaceuticals, Inc.:
      Our audits of the consolidated financial statements referred to in our report dated March 15, 2005, appearing in this Form 10-K of Alnylam Pharmaceuticals, Inc., also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 15, 2005

SCHEDULE II
ALNYLAM PHARMACEUTICALS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Balance at			Balance
		Beginning			at End
Year	Description	of Period	Additions	Deductions	of Period

2004:	DEFERRED TAX ASSET VALUATION ALLOWANCE	$8,917	$12,218	$—	$21,135
2003:	DEFERRED TAX ASSET VALUATION ALLOWANCE	$862	$8,055	$—	$8,917
2002:*	DEFERRED TAX ASSET VALUATION ALLOWANCE	$—	$862	$—	$862

*	For the Period from Inception (June 14, 2002) through December 31, 2002

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-5074) for the quarterly period ended June 30, 2004 and incorporated herein by reference)
3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
4.1		Specimen certificate evidencing shares of common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.1*	2002 Employee, Director and Consultant Stock Plan, as amended, together with forms of Incentive Stock Option Agreement, Non-qualified Stock Option Agreement and Restricted Stock Agreement (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.2*	2003 Employee, Director and Consultant Stock Plan, as amended, together with forms of Incentive Stock Option Agreement, Non-qualified Stock Option Agreement and Restricted Stock Agreement (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.3*	2004 Stock Incentive Plan, together with forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.4*	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan Granted to John M. Maraganore, Ph.D., on December 21, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50743) and incorporated herein by reference)
10	.5*	2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.6*#	Summary of Cash Compensation Paid to Directors
10.7		Registration Rights Agreement dated as of July 31, 2003 and amended as of October 9, 2003 and February 26, 2004 by and among the Registrant and the parties listed on Schedule A thereto (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.8		Investor Rights Agreement dated as of September 8, 2003 and amended on February 26, 2004 by and between the Registrant and Merck & Co., Inc. (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.9		Investor Rights Agreement entered into as of March 11, 2004 by and between the Registrant and Isis Pharmaceuticals, Inc. (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.10*	Letter Agreement between the Registrant and John M. Maraganore, Ph.D. dated October 30, 2002 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.11*	Letter Agreement between the Registrant and Vincent J. Miles, Ph.D. dated June 16, 2003 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.12*	Letter Agreement between the Registrant and Thomas R. Ulich, M.D. dated June 15, 2003 (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.13*	Letter Agreement between the Registrant and Barry E. Greene dated September 29, 2003 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

Exhibit No.		Exhibit

10.14		Loan and Security Agreement by and between Lighthouse Capital Partners V, L.P. and the Registrant dated as of March 26, 2004, together with the Negative Pledge Agreement by and between Lighthouse Capital Partners V, L.P. and the Registrant dated as of March 26, 2004 (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.15		Warrants to Purchase Preferred Stock effective as of March 30, 2004 issued to Lighthouse Capital Partners V, L.P. and Lighthouse Capital Partners IV, L.P. (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.16		Lease, dated as of September 26, 2003 by and between the Registrant and Three Hundred Third Street LLC (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.17†	License Agreement between Cancer Research Technology Limited and Alnylam U.S., Inc. dated July 18, 2003 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.18†	License Agreement between the Carnegie Institution of Washington and Alnylam Europe AG, effective March 1, 2002, as amended by letter agreements dated September 2, 2002 and October 28, 2003 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.19†	License Agreement by and between the Cold Spring Harbor Laboratory and Alnylam U.S., Inc. dated December 30, 2003 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.20†	Co-exclusive License Agreement between Garching Innovation GmbH and Alnylam U.S., Inc. dated December 20, 2002, as amended by Amendment dated July 8, 2003 together with Indemnification Agreement by and between Garching Innovation GmbH and Alnylam Pharmaceuticals, Inc. effective April 1, 2004 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.21†	Co-exclusive License Agreement between Garching Innovation GmbH and Alnylam Europe AG dated July 30, 2003 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.22†	Agreement between The Board of Trustees of the Leland Stanford Junior University and Alnylam U.S., Inc. effective as of September 17, 2003 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.23†	Research Collaboration and License Agreement by and among Merck & Co., Inc., Alnylam U.S., Inc. and Registrant dated September 8, 2003 (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.24†	Sponsored Research Agreement among Mayo Foundation for Medical Education and Research, Mayo Clinic Jacksonville and Alnylam Pharmaceuticals, Inc. effective as of October 1, 2003 (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.25†	Strategic Collaboration and License Agreement effective as of March 11, 2004 between Isis Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.26		Agreement between the Registrant and Perini Building Company, Inc. effective as of March 26, 2004 (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.27†	Collaboration and License Agreement by and among Merck and Co., Inc. and the Registrant effective as of June 29, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-50743) for the quarterly period ended June 30, 2004 and incorporated herein by reference)

Exhibit No.		Exhibit

21	.1#	Subsidiaries of the Registrant
23	.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31	.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/ 15d-14(a), by Chief Executive Officer.
31	.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/ 15d-14(a), by Chief Operating Officer and Treasurer.
32	.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32	.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Operating Officer and Treasurer.

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

#	Filed herewith