Form 10-Q
period 2005-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2005-05-16
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of May 1, 2005, the registrant had 20,918,539 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 AND DECEMBER 31, 2004	1
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004	2
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004	3
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4. CONTROLS AND PROCEDURES	36

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM 6. EXHIBITS	38

SIGNATURES	39
Ex-10.1 Collaboration Agreement effective as of February 8, 2005
Ex-31.1 Section 302 Certification of C.E.O.
Ex-31.2 Section 302 Certification of C.F.O.
Ex-32.1 Section 906 Certification of C.E.O.
Ex-32.2 Section 906 Certification of C.F.O.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,215	$20,272
Marketable securities	26,075	25,774
Collaboration receivable	1,867	859
Related party notes receivable	297	310
Prepaid expenses and other current assets	988	966

Total current assets	41,442	48,181
Property and equipment, net of accumulated depreciation of $3,063 and $2,463 at March 31, 2005 and December 31, 2004, respectively	11,540	11,694
Intangible assets, net of accumulated amortization of $788 and $670 at March 31, 2005 and December 31, 2004, respectively	3,287	3,405
Restricted cash	2,313	2,313
Other assets	485	514

Total assets	$59,067	$66,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,653	$910
Accrued liabilities	1,678	3,875
Current portion of note payable	1,288	790
Deferred revenue	1,519	1,000

Total current liabilities	6,138	6,575
Deferred revenue	3,833	4,083
Deferred rent	2,789	2,896
Note payable, net of current portion	6,478	6,411

Total liabilities	19,238	19,965

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 20,991,302 shares issued and 20,908,408 shares outstanding as of March 31, 2005 and; 20,931,742 shares issued and 20,848,848 shares outstanding as of December 31, 2004	209	208
Additional paid-in capital	112,158	112,216
Deferred stock compensation	(3,125)	(3,697)
Accumulated other comprehensive income	191	420
Accumulated deficit	(69,604)	(63,005)

Total stockholders’ equity	39,829	46,142

Total liabilities and stockholders’ equity	$59,067	$66,107

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenues	$1,643	$134

Cost and expenses:

Research and development(1)	5,372	10,435

General and administrative(1)	2,952	3,031

Total costs and expenses	8,324	13,466

Loss from operations	(6,681)	(13,332)

Other income (expense):
Interest income	264	37
Interest expense	(225)	(208)
Other income (expense), net	42	(79)

Total other income (expense)	81	(250)

Net loss	(6,600)	(13,582)
Accretion of redeemable convertible preferred stock	—	(1,962)

Net loss attributable to common stockholders	$(6,600)	$(15,544)

Net loss per common share — basic and diluted	$(0.32)	$(9.39)

Weighted average common shares used to compute basic and diluted net loss per common share	20,434,896	1,655,168

Comprehensive loss:
Net loss	$(6,600)	$(13,582)
Foreign currency translation adjustments	(198)	(7)
Unrealized loss on marketable securities	(31)	—

Comprehensive loss	$(6,829)	$(13,589)

(1) Non-cash stock-based compensation expense included in these amounts are as follows:
Research and development	$173	$1,724
General and administrative	307	507

Total non-cash stock-based compensation	$480	$2,231

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,600)	$(13,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	675	511
Gain on disposal of equipment	—	(19)
Non-cash stock-based compensation	480	2,231
Changes in operating assets and liabilities, net of effects of acquisition:
Collaboration receivable	(1,008)	—
Prepaid expenses and other current assets	(18)	3
Accounts payable	752	2,126
Accrued expenses	(2,190)	237
Deferred revenue	270	(1)

Net cash used in operating activities	(7,639)	(8,494)

Cash flows from investing activities:
Purchases of property and equipment	(607)	(2,139)
Proceeds from sale of equipment	—	67
Purchases of marketable securities	(7,956)	—
Sales of marketable securities	7,655	—

Net cash used in investing activities	(908)	(2,072)

Cash flows from financing activities:
Proceeds from issuance of common stock	37	114
Proceeds from issuance of Series D convertible preferred stock	—	10,000
Proceeds from bank debt	565	1,879
Repayments of bank debt	—	(1,859)
Decrease in restricted cash	—	19
Deferred financing costs incurred in connection with initial public offering	—	(1,115)
Deferred financing costs incurred in connection with the equipment line of credit	—	(46)

Net cash provided by financing activities	602	8,992

Effect of exchange rate on cash	(112)	(7)

Net decrease in cash and cash equivalents	(8,057)	(1,581)
Cash and cash equivalents, beginning of period	20,272	23,193

Cash and cash equivalents, end of period	$12,215	$21,612

Supplementary information:
Cash paid for interest	$135	$140
Fair value of warrant issued in connection with equipment line of credit included as deferred financing costs	—	557
Accretion of redeemable convertible preferred stock	—	2,012
Beneficial conversion feature on issuance of Series D convertible preferred stock	—	833

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods and, in the opinion of management, include all adjustments which are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s consolidated financial statements for the year ended December 31, 2004, which were filed in our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 30, 2005. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Principles of Consolidation

           The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries Alnylam U.S., Inc. and Alnylam Europe AG. All significant intercompany accounts and transactions have been eliminated.

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

Accounting for Stock-Based Compensation

          Employee stock awards granted under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company has not adopted the fair value method of accounting for stock-based awards. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), as amended, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) under which compensation expense is generally recognized over the vesting period of the award.

          Under the intrinsic value method, compensation associated with stock-based awards to employees is determined as the difference, if any, between the current fair value of the underlying common stock on the date compensation is measured and the price an employee must pay to exercise the award. The measurement date for employee awards is generally the grant date. Under the fair-value method, compensation associated with stock-based awards to non-employees is determined based on the estimated fair value of the award itself, measured using an established option pricing model. The measurement date for non-employee awards is generally the date performance of services is complete.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The Company provides the disclosure requirements of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below, in thousands, except per share amounts:

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders
Net loss, as reported	$(6,600)	$(15,544)
Add employee stock-based compensation expense included in reported net loss	515	753
Deduct employee stock-based compensation expense determined under fair value method	(839)	(838)

Net loss — pro forma	$(6,924)	$(15,629)

Net loss per common share (basic and diluted)
As reported	$(0.32)	$(9.39)
Pro forma	$(0.34)	$(9.44)

     Since options vest over several years and additional option grants are expected to be made in future years, the pro forma effects of applying the fair value method may be material to reported net income or loss in future years.

Net Loss Per Common Share

          The Company accounts for and discloses net income (loss) per common share in accordance with SFAS 128. Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method), unvested restricted stock awards and the weighted average conversion of the preferred stock into shares of common stock (using the if-converted method) for periods prior to the Company’s initial public offering, which was completed in June 2004. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

          The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2005	2004
Options to purchase common stock	2,797,407	1,945,009
Warrants to purchase common stock	52,630	65,787
Convertible preferred stock	—	11,964,908
Unvested restricted common stock	276,976	578,773
Options that were exercised before vesting	123,855	126,578

	3,250,868	14,681,055

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Information

          Management uses consolidated financial information in determining how to allocate resources and assess financial performance. For this reason, the Company has determined that it is principally engaged in one industry segment.

The following table presents total long-lived tangible assets by geographic area as of March 31, 2005 and December 31, 2004, in thousands:

	March 31,	December 31,
	2005	2004
Long-lived tangible assets:
United States	$8,899	$8,919
Germany	2,641	2,775

Total long-lived tangible assets	$11,540	$11,694

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. In April 2005, the SEC delayed the effective date of SFAS 123R to financial statements issued for the first annual period beginning after June 15, 2005. As a result, the Company will adopt and comply with the requirements of SFAS 123R in the three months ending March 31, 2006. The Company is currently assessing the impact that the adoption of this standard will have on its financial position and results of operations and the method by which the Company will implement this standard, however, the Company expects stock compensation expense to increase as a result of the adoption of this standard.

2. NOTE PAYABLE

          In December 2002, the Company entered into an agreement with Silicon Valley Bank to establish an equipment line of credit for $2.5 million. The Company drew down a total of $2.1 million on this line of credit. Under the terms of the agreement with Silicon Valley Bank, borrowings bore interest at prime rate plus 0.25 percent as well as additional interest of 8.0 percent of the original principal payable upon the maturity of each equipment advance under this line of credit. In March 2004, the Company repaid all amounts outstanding under this line of credit, which represented an early repayment and resulted in interest penalties totaling $0.2 million that were included as interest expense in the three months ended March 31, 2004.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          On March 26, 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. The Company has the ability to draw down amounts under the line of credit through June 30, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. Borrowings bear interest at prime rate plus 3 percent (8.75% at March 31, 2005). The Company is required to make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs under the line of credit will be repaid over 48 months. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5 percent of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. In connection with the agreement, the Company issued to Lighthouse and an affiliate of Lighthouse warrants to purchase redeemable convertible preferred stock, which were converted into warrants to purchase 52,630 shares of the Company’s common stock at an exercise price of $9.50 per share upon the closing of the Company’s initial public offering in June 2004. The Company recorded the fair value of these warrants of $0.6 million as a deferred financing cost which is being amortized to interest expense over the repayment term of the first advance of 63 months. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.49%, no dividend yield, and a seven-year term. In conjunction with entering into the agreement with Lighthouse in March 2004, Alnylam paid off the remaining balance of the loan with Silicon Valley Bank, of $1.9 million, via an initial draw in the amount of the payoff balance.

3. SIGNIFICANT AGREEMENTS

Isis Pharmaceuticals, Inc.

          In March 2004, the Company entered into a collaboration and license agreement with Isis Pharmaceuticals, Inc. (“Isis”). Under this agreement, Isis granted the Company licenses to current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of double-stranded RNA products. The Company has the right to use Isis technologies in its development programs or in collaborations and Isis has agreed not to grant licenses under these patents to any other organization for the discovery, development and commercialization of double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. The Company granted Isis non-exclusive licenses to its current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. The Company also granted Isis the exclusive or co-exclusive right to develop and commercialize double-stranded RNA products developed using RNAi technology against a limited number of targets. In addition, the Company granted Isis non-exclusive rights to research, develop and commercialize single-stranded RNA products.

          Under the terms of the agreement, the Company agreed to pay Isis an upfront license fee of $5.0 million, $3.0 million of which was paid upon signing of the agreement and the remaining $2.0 million of which was paid in January 2005. The Company recorded the initial $5.0 million of consideration as license fee expense within research and development costs during the three months ended March 31, 2004 as the technology has not reached technological feasibility and does not have any alternative future use. The Company also agreed to make milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties to Isis for each product that the Company or a collaborator develops utilizing Isis intellectual property. In addition, the Company agreed to pay to Isis a percentage of certain fees earned from strategic collaborations it may enter into that include access to the Isis intellectual property. In connection with the Company’s ocular collaboration with Merck & Co., Inc. signed in June 2004, which is discussed below, the Company recorded $0.5 million in license fee expense related to payments due to Isis. In conjunction with the agreement, Isis purchased 1,666,667 shares of Series D preferred stock of the Company for $10.0 million, which were converted into 877,193 shares of common stock upon the closing of the Company’s initial public offering in June 2004. Isis also agreed to pay the Company a license fee, milestone payments (totaling $3.4 million payable upon the occurrence of specified development and regulatory events) and royalties for each product developed by Isis or a collaborator that utilizes the Company’s intellectual property. The agreement also gives the Company an option to use Isis manufacturing services for RNA-based therapeutics.

In addition, the agreement with Isis gives the Company the exclusive right to grant sub-licenses for Isis technology to third parties with whom the Company is not collaborating. The Company may include these sub-licenses in its InterfeRx licenses and research reagent and services licenses. If a license includes rights to Isis intellectual property, the Company will share revenues from that license equally with Isis.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merck & Co.

     Technology Collaboration and License Agreement

          In September 2003, the Company entered into a five-year strategic alliance with Merck & Co. (“Merck”) to develop RNAi-based technology and therapeutics. For technology development, Merck and the Company each committed to devote resources, including full-time equivalents and expertise to the collaborative development of advanced RNAi technology. Merck will have rights to use this technology solely for the identification and validation of drug targets; the Company will have rights to use it for these purposes and also for therapeutic purposes. For therapeutics development, Merck agreed to provide the Company with twelve proprietary drug targets as potential targets for siRNA therapeutics. The Company has the right, but not the obligation, to develop siRNA drug candidates against each target provided by Merck. If the Company advances a candidate to a defined point in preclinical development, the Company and Merck will then decide whether the Company, Merck or the two companies together will proceed with the further development and commercialization of that candidate. For each drug candidate in whose development Merck decides to participate, it will make a cash payment to the Company at the time of its decision, and will also reimburse the Company for a portion of the costs the Company has so far incurred on that candidate.

          In connection with this alliance, Merck made an upfront cash payment of $2.0 million and a $5.0 million equity investment in the Company during 2003. In addition, in connection with this agreement the Company received $1.0 million in additional license fee payments from Merck in September 2004 and $7.0 million in December 2004 upon the attainment of a pre-specified technology milestone. Of the $7.0 million received in December 2004, $5.0 million was from the sale of 710,273 shares of the Company’s common stock and $2.0 million represented a cash milestone. A further cash payment is due from Merck in September 2005, based upon the continuation of the alliance. The Company is recognizing the revenue related to the upfront and license payments ratably over the estimated period of performance under the agreement, which the Company has determined to be six years. In the three months ended March 31, 2005, the Company recognized $0.1 million of revenue under this agreement and has deferred revenue on its balance sheet of $2.2 million related to this agreement at March 31, 2005.

     Ocular Collaboration Agreement

          In June 2004, the Company entered into a collaboration and license agreement with Merck. The agreement is a multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. This collaboration, the second strategic alliance between Merck and the Company, will focus on age-related macular degeneration (“AMD”) and other ocular diseases caused by abnormal growth or leakage of small blood vessels in the eye. The Company’s existing program to develop a Direct RNAi™ therapeutic for the treatment of AMD has been incorporated into this collaboration.

          Under the terms of the agreement, the Company received a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs incurred by the Company. These up-front amounts have been deferred and will be recognized as revenue over the estimated period of performance under the collaboration agreement, which the Company has determined to be six years. In addition, the agreement provides for the Company to work on two additional mutually agreed ocular targets in addition to its vascular endothelial growth factor (“VEGF”) program with Merck. Merck and the Company will jointly fund the development of, and share the profits from, any RNAi therapeutics for the United States market that result from the collaboration. The Company will also have the option to co-promote these RNAi therapeutics in the United States. Marketing and sales outside of the United States will be conducted by Merck, with the Company receiving royalties. During the quarter ended March 31, 2005, the Company recorded net cost reimbursement revenues of $1.2 million, which represent $1.3 million of research and development costs to be reimbursed by Merck under the terms of the agreement less $0.1 million of research and development costs to be reimbursed by the Company to Merck. The Company also recorded revenues of $0.1 million in the three months ended March 31, 2005 from the amortization of the up-front payments received from Merck and has $2.6 million of deferred revenue on its balance sheet related to this agreement at March 31, 2005.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Medtronic, Inc.

          In February 2005, the Company entered into a strategic alliance with Medtronic, Inc. (“Medtronic”) to pursue the development of therapeutics for the treatment of neurodegenerative disorders such as Huntington’s, Alzheimer’s and Parkinson’s disease. The collaboration will focus on developing novel drug-device combinations incorporating RNAi therapeutics. Initially, the Company and Medtronic will engage in a joint technology development program for a period of two years, a period that can be extended by mutual agreement. This initial joint technology development program will focus on delivering candidate RNAi therapeutics to specific areas of the brain using an implantable infusion system.

          After successful completion of the initial joint technology development program and a joint decision to initiate product development, the Company would be responsible for the discovery and early development of candidate RNAi therapeutics, and Medtronic would be responsible for late-stage development and commercialization of any drug-device products that result. Medtronic also would adapt or develop medical devices to deliver the candidate RNAi therapeutics to targeted locations in the nervous system.

          After successful completion of the initial joint technology development program and a joint decision to initiate product development, Medtronic would make an initial equity investment in the Company and could make additional investments upon successful completion of specified milestones. The aggregate amount of the Company’s common stock that Medtronic would purchase if a joint decision were taken to initiate product development and the specified milestones were successfully completed would be $21.0 million. The amount of the investment to be made at the time of the joint decision to initiate product development would be between $1.0 million and $8.0 million, as determined by the Company, at the then-current market price. For the purpose of this investment, the then-current market price would be equal to the twenty-day trailing average of the closing price of the Company’s common stock on the Nasdaq National Market at the end of the trading day two trading days prior to the date of the decision to initiate product development. The remaining investments would be made upon the achievement of the specified milestones at a purchase price equal to 120% of the then-current market price, calculated as just described. If either Medtronic or the Company decides not to initiate product development under the collaboration agreement, Medtronic would not be required to make any equity investment in the Company.

          After successful completion of the initial joint technology development program and a joint decision to initiate product development, the Company would also be eligible to receive additional cash milestone payments for each product developed and royalties on sales of any RNAi therapeutic component of novel drug-device combinations that result from the collaboration.

GeneCare Research Institute Co., Ltd.

          In January 2005, the Company entered into a license agreement with GeneCare Research Institute Co., Ltd. (“GeneCare”) whereby the Company licensed to GeneCare an exclusive license through the Company’s InterfeRx™ licensing program to discover, develop, and commercialize RNAi therapeutics directed against two DNA helicase genes associated with cancer. Under the terms of this agreement, GeneCare agreed to make an initial payment of $0.2 million and annual license fee payments of $0.1 million during each year of the research term, which is initially three years and can be extended to up to five years. In addition, GeneCare agreed to provide the Company with a payment of $0.4 million for each potential product that GeneCare chooses to begin development efforts as well as milestone payments of up to $6.0 million per product, in the event that development scientific milestones are achieved by GeneCare. The Company recorded $0.2 million of revenues related to this agreement in the three months ended March 31, 2005.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cystic Fibrosis Foundation Therapeutics, Inc.

          In March 2005, the Company entered into a collaboration with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) to investigate the potential for RNAi therapeutics to treat cystic fibrosis (“CF”). Under this collaboration, CFFT will provide the Company with an initial payment of $0.5 million and make additional payments totaling an aggregate of $1.0 million in the event that certain scientific milestones are achieved. In addition to funding, CFFT will provide the Company with access to certain scientific resources to support the Company’s siRNA discovery and development efforts. If the discovery and development efforts under this collaboration result in the identification of siRNAs that are candidates for further development, the parties may negotiate a mutually agreeable support arrangement for further phases of development. In the event that the Company develops a marketable therapeutic for the treatment of CF, the Company will be required to pay CFFT certain pre-determined royalties. At March 31, 2005, the Company had recorded $0.5 million in receivables and deferred revenue associated with this agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

          We are a biopharmaceutical company seeking to develop and commercialize new drugs that work through a recently discovered mechanism in cells known as RNA interference, or RNAi. We believe that RNAi therapeutics have the potential to become a major class of drugs with applications in a wide range of therapeutic areas. We have initiated programs to develop RNAi therapeutics that will be administered directly to diseased parts of the body, which we call Direct RNAi™. We are also working to extend our capabilities by investing in RNAi therapeutics that will be administered systemically in order to treat a broad range of diseases, which we call Systemic RNAi™. To realize the potential of RNAi therapeutics, we are developing capabilities that we can apply to any specific short interfering RNA, or siRNA, in a systematic way to endow it with drug-like properties. We use the term “product engine” to describe these capabilities because we believe they will enable us to develop many products across a variety of therapeutic areas.

          We commenced operations in June 2002. Since our inception, we have generated significant losses. As of March 31, 2005, we had an accumulated deficit of $69.6 million. We have funded our operations primarily through the net proceeds of $89.9 million from the sale of equity securities, including $29.9 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering in June 2004. Through March 31, 2005, 91 percent of our total net revenues have been derived from our two strategic alliances with Merck and Co., Inc., or Merck. In September 2003, we began working with Merck under a collaboration agreement for the development of RNAi-based technology and therapeutics. In June 2004, we began working with Merck under a cost sharing collaboration agreement for the co-development of Direct RNAi therapeutics for the treatment of ocular diseases. We expect our revenues to continue to be derived primarily from strategic alliances and license fee revenues.

          We have yet to submit any drug applications to any regulatory authority. We have focused our efforts since inception primarily on business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff, and raising capital. We currently have programs focused in a number of therapeutic areas, however; we are unable to predict when, if ever, we will be able to commence sales of any product. We have not achieved profitability on a quarterly or annual basis and we expect to incur significant additional losses over the next several years. We expect our net losses to increase primarily due to research and development activities relating to our collaborations, drug development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, proceeds from equipment lines of credit, and milestone payments under existing and future collaborative arrangements.

          Research and Development

          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. We have initiated programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as Direct RNAi drug candidates and we expect to initiate additional programs as the capabilities of our product engine evolve. Included in our current programs are development programs, those which we have established targeted timing for human clinical trials, and preclinical programs, those which we have yet to establish targeted timing for human clinical trials. Our current development programs are focused on age-related macular degeneration, or AMD, and human respiratory syncytial virus, or RSV. Included as part of our preclinical programs are programs focused on Parkinson’s disease, or PD, spinal cord injury, or SCI, and cystic fibrosis, or CF.

          A significant component of our business strategy is to enter into strategic alliances and collaborations with pharmaceutical companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Garching Innovation GmbH and Isis Pharmaceuticals, Inc., or Isis, to obtain rights to important intellectual property in the field of RNAi. We have entered into collaboration agreements with Merck for both the development of RNAi technology and therapeutics and the development of RNAi therapeutics for treatment of ocular diseases, both of which have provided us with significant funding and access to substantial technical resources, which has helped us further our development efforts in many areas. In particular, in conjunction with Merck we have begun evaluating RNAi therapeutics in animal models and expect to begin a clinical trial for an AMD product candidate in the second half of 2005. In addition, we have entered into an agreement with Cystic Fibrosis Foundation Therapeutics, Inc. to obtain funding and technical resources for our CF program. We also have collaborations with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville to explore the potential of an RNAi-based treatment for PD and other collaborations in connection with our RSV program. Under both our PD and RSV programs we have begun evaluating RNAi therapeutics in animal models and expect to begin a clinical trial for an RSV product candidate in the first half of 2006.

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

          Critical Accounting Policies and Estimates

          There have been no changes to our critical accounting policies and estimates, as described in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2004.

          Results of Operations

          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2005	2004
Net revenues	$1,643	$134
Operating expenses	8,324	13,466
Loss from operations	(6,681)	(13,332)
Net (loss)	$(6,600)	$(13,582)

          Discussion of Results of Operations for the Three Months Ended March 31, 2005 and 2004

          Revenues

          The following table summarizes our total consolidated revenues in the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2005	2004
Revenues recorded from the amortization of up-front and license payments	$492	$134
Revenues recorded from cost reimbursements from Merck under collaboration agreement	1,251	—
Cost reimbursements to Merck under collaboration agreement	(100)	—

Total revenues recorded	$1,643	$134

          We received a $2.0 million license fee from our first agreement with Merck in September 2003, which has been deferred and is being recognized as revenue over six years, the estimated period of performance under the collaboration agreement. In September 2004, we received an additional license fee of $1.0 million from Merck related to this agreement. We recognized revenues of $0.1 million from the amortization of these payments in each of the three months ended March 31, 2005 and 2004.

          In June 2004, we entered into an additional collaboration and license agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases. Under the terms of the agreement, we received a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs which we incurred on our AMD program targeting vascular endothelial growth factor, or VEGF. These amounts are being amortized into revenues over the estimated period of performance under the collaboration agreement of six years. As such, we recorded $0.1 million of revenues in the quarter ended March 31, 2005 from the amortization of these payments. In addition to up-front and milestone payments, our collaboration agreement with Merck related to RNAi therapeutics for ocular diseases provides for the sharing of costs incurred under this agreement. In the three months ended March 31, 2005, we recorded net revenues of $1.2 million from these cost-sharing activities related to the AMD program.

          For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances. In addition, we have established license programs for research reagents, services and licenses to narrowly defined therapeutic areas in which we are not currently engaged. We expect these programs to provide revenues from license fees and royalties on sales by the licensees, such as our January 2005 license agreement with GeneCare Research Institute Co., Ltd., or GeneCare, a Japanese biotechnology firm. In the three months ended March 31, 2005, we recorded revenues of $0.2 million from a license payment from GeneCare, made under an agreement through which GeneCare is researching RNAi-based therapeutics to treat certain cancers.

     Operating Expenses

          The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total expenses:

	Three Months		Three Months
	Ended	% of total	Ended	% of total
	March 31,	operating	March 31,	operating	Decrease
	2005	expenses	2004	expenses	$	%
Research and development	$5,372	65%	$10,435	77%	$(5,063)	-49%
General and administrative	2,952	35%	3,031	23%	$(79)	-3%

Total operating expenses	$8,324	100%	$13,466	100%	$(5,142)	-38%

     Research and development

          The following table summarizes the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in thousands and percentages:

	Three		Three
	Months		Months
	Ended	% of	Ended	% of
	March 31,	expense	March 31,	expense	Increase (Decrease)
	2005	category	2004	category	$	%
Research and development
Compensation-related	$1,518	28%	$1,366	13%	$152	11%
External services	1,026	19%	740	7%	286	39%
License fees	54	1%	5,000	48%	(4,946)	-99%
Lab supplies and materials	1,168	22%	816	8%	352	43%
Facilities-related	1,118	21%	557	5%	561	101%
Stock-based compensation	173	3%	1,724	17%	(1,551)	-90%
Other	315	6%	232	2%	83	36%

Total research and development	$5,372	100%	$10,435	100%	$(5,063)	-49%

          As indicated by the table above, our research and development expenses decreased in the three months ended March 31, 2005 primarily due to lower technology license costs due to a $5.0 million charge in the three months ended March 31, 2004 related to our license agreement with Isis, for which there was no comparable charge in the three months ended March 31, 2005. In addition, research and development expenses decreased in the three months ended March 31, 2005 as a result of lower stock-based compensation, which is due to fluctuations in our stock price, the amount of options granted in the prior years at higher estimated fair values, and the accelerated method used to amortize the resulting deferred stock-based compensation which records a higher percentage of the associated expense in the earlier years of the awards. These decreases were offset in part by increased compensation and related costs as a result of the timing and size of the expansion of our research and development organization, which increased from 46 employees at March 31, 2004 to 53 at March 31, 2005. In addition to the increase in employees in our research organization, we improved our research infrastructure by moving into new corporate headquarters and research facilities in Cambridge, Massachusetts during 2004, which resulted in increased facilities-related costs. The expansion of our research organization was in support of both the growth of existing research programs such as AMD and PD as well the addition of new research programs initiated late in 2004 and early in 2005, including RSV, SCI and CF. This growth resulted in increased external service costs including consulting and contracted research with third parties as well as increased lab supplies and materials. We expect to continue to devote a substantial portion of our resources to research and development expenses.

          Prior to July 1, 2004, we did not track any of our research and development costs or our personnel and personnel-related costs on a project-by-project basis, because the majority of our efforts were focused on the development of capabilities associated with our product engine rather than on specific projects. In July 2004, we began work under our agreement with Merck for the co-development of RNAi ocular therapeutics. This agreement is a cost sharing arrangement whereby each party reimburses the other for 50% of the costs incurred under the project, as defined by the agreement. Costs reimbursed under the agreement include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. As a result, we began tracking direct external costs attributable to this agreement and the actual time worked by our employees on this agreement in July 2004. However, a significant portion of our research and development expenses are not tracked on a project-by-project basis. Direct external costs incurred in the three months ended March 31, 2005 under our agreement with Merck for the co-development of RNAi ocular therapeutics were $0.2 million, including $0.1 billed to us by Merck and recorded as a reduction of revenue. In addition, all of our research programs are currently in the preclinical phase meaning that we are conducting formulation, efficacy, pharmacology and/or toxicology testing of compounds in animal models or biochemical assays.

          General and administrative

          The following table summarizes the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in thousands and percentages:

	Three		Three
	Months		Months
	Ended	% of	Ended	% of
	March 31,	expense	March 31,	expense	Increase (Decrease)
	2005	category	2004	category	$	%
General and administrative
Compensation-related	$758	26%	$1,140	38%	$(382)	-34%
Consulting and professional services	814	28%	852	28%	(38)	-4%
Facilities-related	508	17%	271	9%	237	87%
Stock-based compensation	307	10%	507	17%	(200)	-39%
Insurance	159	5%	31	1%	128	413%
Other	406	14%	230	7%	176	77%

Total general and administrative	$2,952	100%	$3,031	100%	$(79)	-3%

          As indicated in the table above, general and administrative expenses decreased in the three months ended March 31, 2005 versus the three months ended March 31, 2004. Decreases in compensation and related costs, as a result of costs associated with certain managerial changes incurred in the three months ended March 31, 2004 for which there were no comparable costs in the three months ended March 31, 2005, and stock-based compensation, which decreased as a result of the accelerated method used to amortize the associated deferred compensation, which records a higher percentage of the associated expense in the earlier years of the award, were the most significant factors in the decrease in general and administrative expenses. Partially offsetting these decreases were increased facilities related costs as a result of our relocation into our new corporate headquarters and research facilities in Cambridge, Massachusetts in 2004 and insurance costs associated with our operation as a publicly traded company.

          Interest income, interest expense and other

          Interest income increased to $0.3 million for the three months ended March 31, 2005 compared to less than $0.1 million for the three months ended March 31, 2004. This increase was due to our higher average cash, cash equivalent and marketable securities balances in the three months ended March 31, 2005, which was primarily a result of the net proceeds of $29.9 million from our initial public offering in June 2004, the issuance of $10.0 million of our Series D preferred stock in March 2004 and the issuance of $5.0 million of common stock to Merck in December 2004.

          Interest expense was $0.2 million for the three months ended March 31, 2005 compared to $0.2 million in the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2004 is related to our borrowings for equipment purchases under our previous Silicon Valley Bank line of credit and the premium paid to pay off this line of credit in March 2004. Interest expense for the three months ended March 31, 2005 is the result of borrowings under our line of credit with Lighthouse Capital Partners V, L.P., or Lighthouse, used to finance additional capital equipment purchases. We expect that our interest expense will increase as we continue to draw down our equipment loan with Lighthouse.

          Other income (expense) increased to $42,000 in the three months ended March 31, 2005 from ($79,000) in the three months ended March 31, 2004. This increase is due primarily to realized foreign currency gains on intercompany transactions as a result of the decrease in the conversion rate of the Euro versus the U.S. Dollar in the three months ended March 31, 2005.

Liquidity and Capital Resources

          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(6,600)	$(13,582)
Adjustments to reconcile net loss to net cash used in operating activities	1,155	2,723
Changes in operating assets and liabilities	(2,194)	2,365

Net cash used in operating activities	(7,639)	(8,494)

Net cash used in investing activities	(908)	(2,072)
Net cash provided by financing activities	602	8,992
Effect of exchange rate on cash	(112)	(7)

Net decrease in cash and cash equivalents	(8,057)	(1,581)
Cash and cash equivalents, beginning of period	20,272	23,193

Cash and cash equivalents, end of period	$12,215	$21,612

          We commenced operations in June 2002. Since our inception, we have generated significant losses. As of March 31, 2005, we had an accumulated deficit of $69.6 million. As of March 31, 2005, we had cash and cash equivalents and marketable securities of $38.3 million, compared to cash and cash equivalents of $46.0 million as of December 31, 2004. We invest in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices.

          Operating activities

          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. Although this trend has continued in the three months ended March 31, 2005, our use of cash in our operating activities declined as a result of a lower net loss due to our recognition of $5.0 million in license fees related to our March 2004 license agreement with Isis, for which there was no comparable charge in the three months ended March 31, 2005. Our net loss in the three months ended March 31, 2005 was also lower due to higher revenues as a result of our collaboration agreements with Merck and our January 2005 license agreement with GeneCare. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments primarily consist of stock-based compensation, depreciation and amortization. Non-cash stock-based compensation has decreased due to fluctuations in our stock price directly impacting our fair values of options granted to non-employees and the accelerated method used to amortize deferred compensation recorded in connection with our issuance of stock options to employees and non-employees. Depreciation expense has increased as a result of additional property and equipment we have acquired to expand our research capacity and support the growth of our infrastructure, mainly in our new corporate headquarters and research facilities in Cambridge, Massachusetts, which we moved into in April 2004. In connection with our acquisition of Ribopharma AG, now Alnylam Europe AG, we purchased intangible assets, which represent acquired technology and the workforce of Alnylam Europe AG, and in-process research and development, which represents the value of certain research projects in process at the time of the acquisition. We capitalized the intangible assets and are amortizing them over their useful lives and expensed the value of the in-process research and development, which was $4.6 million, at the time of the acquisition. In addition, changes in our operating assets and liabilities have affected our net cash used in operating activities since our inception. The increase in these changes is primarily due to higher accrued liabilities and the addition of deferred revenue in 2003 and 2004 as a result of license payments received under our collaboration agreements with Merck. We are amortizing this deferred revenue over the estimated period of performance under these agreements of six years.

          Investing activities

          Our primary investing activities since our inception have been purchases of property and equipment to expand our research capacity and support the growth of our organization. Our purchases of property and equipment increased significantly in 2004 due to the expansion of our operations into new corporate headquarters and research facilities in Cambridge, Massachusetts in April 2004. In connection with this expansion, we invested approximately $6.0 million in leasehold improvements. As our move into these facilities was completed in 2004, we have experienced a significant decline in purchases of property and equipment, which has resulted in a lower use of cash in our investing activities in the three months ended March 31, 2005. In 2004 we began investing the proceeds from our initial public offering and other equity financing proceeds in marketable securities, an activity which we have continued in 2005, which has contributed to our use of cash in investing activities.

          Financing activities

          Since our inception, we have funded our operations primarily through the sale of equity securities. Through March 31, 2005, we raised approximately $54.8 million in net proceeds from the sale of redeemable convertible preferred stock and approximately $35.3 million from the sale of common stock, including $29.9 million from the sale of 5.75 million shares of our common stock in our initial public offering, which was completed in June 2004.

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

          In addition to sales of equity securities, we have financed a portion of our property and equipment purchases through the establishment of equipment lines of credit. In December 2002, we established a $2.5 million equipment line of credit under which we drew down approximately $2.1 million in 2003, of which $1.8 million was repaid in March 2004. On March 26, 2004, we entered into an equipment line of credit with Lighthouse to finance leasehold improvements and equipment purchases of up to $10.0 million. The borrowings bear interest at 3% over the prime rate of interest (8.75% at March 31, 2005) plus an additional 11.5% due at the end of the term of each borrowing. We are required to make interest-only payments on all draw-downs through June 30, 2005, at which point all draw-downs under the line of credit will be repaid over 48 months. The borrowings are collateralized by the assets financed. At March 31, 2005, we had an outstanding balance of $7.8 million under this facility. The terms of the Lighthouse agreement include covenants which limit our ability to sell or transfer certain assets or businesses.

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

          Contractual Obligations and Commitments

     The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our 2004 Annual Report on Form 10-K. There have been no material changes to our contractual obligations and commitments since December 31, 2004.

          Recently Issued Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. In April 2005, the SEC delayed the effective date of SFAS 123R to financial statements issued for the first annual period beginning after June 15, 2005. As a result, we will adopt and comply with the requirements of SFAS 123R in the three months ending March 31, 2006. We are currently assessing the impact that the adoption of this standard will have on our financial position and results of operations and the method by which we will implement this standard, however, we expect stock compensation expense to increase as a result of the adoption of this standard.

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

          We have experienced significant operating losses since our inception. As of March 31, 2005, we had an accumulated deficit of $69.6 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies, but cannot be certain that we will be able to secure these collaborations or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. To date, our collaboration and license agreements have provided us with minimal revenue. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.

          To become and remain profitable, we must succeed in developing and commercializing novel drugs with significant market potential. This will require us to be successful in a range of challenging activities that we have yet to perform, including preclinical testing and clinical trial stages of development, obtaining regulatory approval for these novel drugs, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot become and remain profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, diversify our product offerings or continue our operations .

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

Risks Related to Our Industry

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

Any drug candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.

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

          Some drug candidates that we develop may need to be administered using specialized drug delivery devices. We believe that any product candidate we develop for PD, or other central nervous system diseases will need to be administered using such a device. For neurodegenerative diseases, we have entered into a collaboration agreement with Medtronic to pursue potential development of drug-device combinations incorporating RNAi therapeutics. We may not achieve successful development results under this collaboration and may need to seek other collaboration partners to develop alternative drug delivery systems, or utilize existing drug delivery systems, for the delivery of Direct RNAi therapeutics for these diseases. While we expect to rely on drug delivery systems that have been approved by the FDA or other regulatory agencies to deliver drugs like ours to similar physiological sites, we, or our collaborator, may need to modify the design or labeling of such delivery device for some products we may develop. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified delivery device. Further, to the extent the specialized delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device, or its labeling, and to obtain any additional approvals or clearances. In cases where we do not have an ongoing collaboration with the company that makes the device, obtaining such additional approvals or clearances and the cooperation of such other companycould significantly delay and increase the cost of obtaining marketing approval, which could reduce the commercial viability of our drug candidate. In summary, we may be unable to find, or experience delays in finding, suitable drug delivery systems to administer Direct RNAi therapeutics, which could negatively affect our ability to successfully commercialize certain Direct RNAi therapeutics.

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

          Because the drugs we are intending to develop may represent a new class of drug, the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While we expect any AMD, RSV, PD or SCI product candidates we develop will be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there are approved treatments for AMD, RSV and PD, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

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

          We currently expect that any drugs we develop may need to be administered under the supervision of a physician. Under currently applicable law, drugs that are not usually self-administered may be eligible for coverage by the Medicare program if:

•	they are incident to a physician’s services;

•	they are “reasonable and necessary” for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standard of medical practice;

•	they are not excluded as immunizations; and · they have been approved by the FDA.

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

          Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

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

          If we successfully develop drug candidates, and obtain approval for them, we will face competition based on many different factors, including:

•	the safety and effectiveness of our products;

•	the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration such as injection into the eye;

•	the timing and scope of regulatory approvals for these products;

•	the availability and cost of manufacturing, marketing and sales capabilities;

•	price;

•	reimbursement coverage; and

•	patent position.

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

          We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from Isis, Hybridon, Carnegie Institution of Washington, Cancer Research Technology Limited, the Massachusetts Institute of Technology, the Whitehead Institute, Garching Innovation GmbH, representing the Max Planck Gesellschaft zur Förderung der Wissenschaften e.V., referred to as the Max Planck organization, Stanford University, Cold Spring Harbor Laboratory and the University of South Alabama. We also intend to enter into additional licenses to third party intellectual property in the future.

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

          A German Utility Model covering RNAi composition was registered in 2003, and a patent covering RNAi compositions and their use was granted by the European Patent Office, or EPO, in 2002, in South Africa in 2003 and accepted for grant in Australia in 2004. Related patent applications are pending in other countries, including the United States. A German Utility Model is a form of patent that is directed only to physical matter, such as medicines, and does not cover methods. The maximum period of protection afforded by the German Utility Model ends in 2010. After the grant by the EPO of the Kreutzer-Limmer patents published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention. Each of the oppositions raises a number of grounds for the invalidation of the patent, including the use of disclaimer practice. The EPO opposition division in charge of the opposition proceedings may agree with one or more of the grounds and could revoke the patent in whole or restrict the scope of the claims. It may be several years before the outcome of the opposition proceeding is decided by the EPO. In addition, in May 2005 the EPO granted the Company a new patent covering short interfering RNAs, or siRNAs, including therapeutic compositions, methods, and uses of siRNAs and derivatives with a length between 15 and 49 nucleotides. This patent is published under publication number EP 1214945 and we believe that it extends the claims of the original Kreutzer-Limmer patent significantly. However, this patent may also become the subject of opposition, which could result in its invalidation, the determination of which may take the EPO several years to decide upon.

          In addition, the Enlarged Board of Appeal at the EPO rendered a decision in an unrelated case covering what is known as “disclaimer practice”. With a disclaimer, a patent applicant gives up, or disclaims, part of the originally claimed invention in a patent application in order to overcome prior art and adds a limitation to the claims which may have no basis in the original disclosure. The Enlarged Board determined that disclaimer practice is allowed under the European Patent Convention under a defined set of circumstances. It now has to be determined as part of the opposition proceedings regarding the Kreutzer-Limmer patent whether the use of a disclaimer during the prosecution of this case falls within one of the allowable circumstances. Determination by the EPO opposition division that the use of the disclaimer in this case does not fall under one of the allowed circumstances could result in the invalidation of the Kreutzer-Limmer patent. Even if the EPO opposition division determines that the use of a disclaimer is permissible, the Kreutzer-Limmer patent would remain subject to the other issues raised in the opposition. If the Kreutzer-Limmer patent is invalidated or limited for any reason, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

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

          Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, approximately 22% of our outstanding common stock as of March 31, 2005. As a result, these stockholders, if acting together, may have the ability to significantly affect the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

          Our $10.0 million equipment line of credit with Lighthouse Capital Partners V, L.P. bears an interest rate of prime plus 3% (8.75% at March 31, 2005). The interest rate on each draw that we make under this line of credit is fixed at the time the draw is made. As a result, any changes in the prime rate will not affect our future payments for existing debt outstanding under this line of credit.

          Foreign Currency Exchange Rate Risk

     We are exposed to foreign currency exchange rate risk. Our European operations are based in Kulmbach, Germany and the functional currency of these operations is the Euro. We provide monthly funding to support these operations. The amount of this funding is based upon actual expenditures incurred by our European operations and is calculated in Euros. Because of the frequency with which these operations are funded, we record amounts payable to fund these operations as current liabilities, which eliminate upon consolidation. The effect that fluctuations in the exchange rate between the Euro and the United States Dollar have on the amounts payable to fund our European operations are recorded in our consolidated statements of operations as other income or expense. We do not enter into any foreign exchange hedge contracts.

          Assuming the amount of expenditures by our European operations were consistent with 2004 and the timing of the funding of these operations were to remain consistent during the remainder of 2005, a constant increase or decrease in the exchange rate between the Euro and the United States Dollar during the remainder of 2005 of 10% would result in a foreign exchange gain or loss of between $50,000 and $100,000.

          The amount of our foreign currency exchange rate risk is based on many factors including the timing and size of fluctuations in the currency exchange rate between the Euro and the United States Dollar, the amount of actual expenditures incurred by our European operations and the timing and size of funding provided to our European operations from the United States.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief operating officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief operating officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          None of the net proceeds of our initial public offering have been utilized from the effective date of our Registration Statement on Form S-1, May 27, 2004, through March 31, 2005.

ITEM 6. EXHIBITS

10.1 †	Collaboration Agreement by and among Medtronic, Inc. and the Registrant effective as of February 8, 2005

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Principal Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2005.

ALNYLAM PHARMACEUTICALS, INC.
By:	/s/ John M. Maraganore
John M. Maraganore
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed as of May 16, 2005 below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title
/s/ John M. Maraganore John M. Maraganore	President and Chief Executive Officer (Principal Executive Officer)

/s/ Barry E. Greene Barry E. Greene	Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)