Form 10-Q
period 2005-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2005-08-11
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2005, the registrant had 21,200,676 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND DECEMBER 31, 2004	1
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004	2
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004	3
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4. CONTROLS AND PROCEDURES	37

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	38

ITEM 6. EXHIBITS	39

SIGNATURES	40
EX-3.1 Restated Certificate of Incorporation
EX-10.3 Forms of Incentive Stock Option
EX-10.6 Amendment No. 1 to dated August 2,2004
EX-10.8 Agreement Garching Innovation GmbH
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,165	$20,272
Marketable securities	22,477	25,774
Collaboration and license receivables	679	859
Related party notes receivable	281	310
Prepaid expenses and other current assets	1,238	966

Total current assets	33,840	48,181
Property and equipment, net of accumulated depreciation of $3,704 and $2,464 at June 30, 2005 and December 31, 2004, respectively	11,084	11,694
Intangible assets, net of accumulated amortization of $907 and $670 at June 30, 2005 and December 31, 2004, respectively	3,168	3,405
Restricted cash	2,313	2,313
Other assets	457	514

Total assets	$50,862	$66,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,612	$910
Accrued liabilities	4,243	3,875
Current portion of note payable	1,776	790
Deferred revenue	1,390	1,000

Total current liabilities	9,021	6,575
Deferred revenue	3,584	4,083
Deferred rent	2,682	2,896
Note payable, net of current portion	6,187	6,411

Total liabilities	21,474	19,965

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2005 and no shares authorized, issued or outstanding at December 31, 2004	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 21,001,597 shares issued and 20,918,703 shares outstanding as of June 30, 2005 and 20,931,742 shares issued and 20,848,848 shares outstanding as of December 31, 2004	209	208
Additional paid-in capital	112,902	112,216
Deferred stock compensation	(2,941)	(3,697)
Accumulated other comprehensive (loss) income	(32)	420
Accumulated deficit	(80,750)	(63,005)

Total stockholders’ equity	29,388	46,142

Total liabilities and stockholders’ equity	$50,862	$66,107

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$1,108	$131	$2,751	$265

Cost and expenses:
Research and development (1)	9,190	4,159	14,562	14,594
General and administrative(1)	3,122	2,947	6,074	5,978

Total costs and expenses	12,312	7,106	20,636	20,572

Loss from operations	(11,204)	(6,975)	(17,885)	(20,307)

Other income (expense):
Interest income	258	74	522	111
Interest expense	(248)	(97)	(473)	(305)
Other income (expense)	49	42	91	(37)

Total other income (expense)	59	19	140	(231)

Net loss	(11,145)	(6,956)	(17,745)	(20,538)
Accretion of redeemable convertible preferred stock	—	(751)	—	(2,713)

Net loss attributable to common stockholders	$(11,145)	$(7,707)	$(17,745)	$(23,251)

Net loss per common share — basic and diluted	$(0.54)	$(1.10)	$(0.86)	$(5.39)

Weighted average common shares used to compute basic and diluted net loss per common share	20,605,681	6,997,479	20,551,724	4,315,860

Comprehensive loss:
Net loss	$(11,145)	$(6,956)	$(17,745)	$(20,538)
Foreign currency translation adjustments	(256)	(106)	(454)	(113)
Unrealized gain on marketable securities	33	—	2	—

Comprehensive loss	$(11,368)	$(7,062)	$(18,197)	$(20,651)

(1) Non-cash stock-based compensation expense included in these amounts are as follows:
Research and development	$568	$(531)	$741	$1,193
General and administrative	351	484	658	991

Total non-cash stock-based compensation	$919	$(47)	$1,399	$2,184

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(17,745)	$(20,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,627	965
Gain on disposal of equipment	—	(19)
Non-cash stock-based compensation	1,399	2,184
Non-cash license expense	2,093	—
Realized foreign currency exchange gains	(91)	—
Changes in operating assets and liabilities:
Collaboration and license receivables	181	(3,000)
Prepaid expenses and other current assets	(265)	(786)
Accounts payable	715	294
Accrued liabilities	(1,700)	3,010
Deferred revenue	(103)	2,948

Net cash used in operating activities	(13,889)	(14,942)

Cash flows from investing activities:
Purchases of property and equipment	(975)	(6,438)
Proceeds from sale of equipment	—	67
Purchases of marketable securities	(14,386)	(15,457)
Sales of marketable securities	17,683	1,250

Net cash provided by (used in) investing activities	2,322	(20,578)

Cash flows from financing activities:
Proceeds from issuance of common stock	47	30,100
Proceeds from issuance of Series D convertible preferred stock	—	10,000
Proceeds from note payable	762	5,705
Repayments of note payable	—	(1,859)
Decrease in restricted cash	—	373
Deferred financing costs incurred in connection with note payable	—	(47)

Net cash provided by financing activities	809	44,272

Effect of exchange rate on cash	(349)	(54)

Net (decrease) increase in cash and cash equivalents	(11,107)	8,698
Cash and cash equivalents, beginning of period	20,272	23,193

Cash and cash equivalents, end of period	$9,165	$31,891

Supplementary information:
Cash paid for interest	$278	$155
Fair value of warrant issued in connection with equipment line of credit included as deferred financing costs	—	557
Accretion of redeemable convertible preferred stock	—	2,713
Conversion of redeemable convertible preferred stock into common stock	—	67,626
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments which are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s consolidated financial statements for the year ended December 31, 2004, which were filed in the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 30, 2005. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
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
Accounting for Stock-Based Compensation
     Employee stock awards granted under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company has not adopted the fair value method of accounting for stock-based awards. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), as amended, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) under which compensation expense is generally recognized over the vesting period of the award.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders
Net loss, as reported	$(11,145)	$(7,707)	$(17,745)	$(23,251)
Add employee stock-based compensation expense included in reported net loss	441	852	956	1,605
Deduct employee stock-based compensation expense determined under fair value method	(1,004)	(898)	(1,812)	(1,736)

Net loss — pro forma	$(11,708)	$(7,753)	$(18,601)	$(23,382)

Net loss per common share (basic and diluted)
As reported	$(0.54)	$(1.10)	$(0.86)	$(5.39)
Pro forma	$(0.57)	$(1.11)	$(0.91)	$(5.42)
     The effects of applying SFAS No. 123, as amended, are not necessarily representative of the effects on reported net income (loss) in future periods. Additional awards in future periods are anticipated, which will affect the amounts of stock-based compensation expense recorded when applying SFAS No. 123 in future periods.
Net Loss Per Common Share
     The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128 “Earnings per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method), unvested restricted stock awards and the weighted average conversion of the preferred stock into shares of common stock (using the if-converted method) for periods prior to the Company’s initial public offering, which was completed in June 2004. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.
     The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options to purchase common stock	3,048,184	2,051,885	3,048,184	2,051,885
Warrants to purchase common stock	52,630	65,787	52,630	65,787
Unvested restricted common stock	181,011	524,003	181,011	524,003
Common stock issued in connection with Garching amendment	270,000	—	270,000	—
Options that were exercised before vesting	77,074	6,737	81,960	121,804

	3,628,899	2,648,412	3,633,785	2,763,479

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment Information
     Management uses consolidated financial information in determining how to allocate resources and assess financial performance. For this reason, the Company has determined that it is principally engaged in one industry segment.
     The following table presents total long-lived tangible assets by geographic area as of June 30, 2005 and December 31, 2004, in thousands:

	June 30,	December 31,
	2005	2004
Long-lived tangible assets:
United States	$8,606	$8,919
Germany	2,478	2,775

Total long-lived tangible assets	$11,084	$11,694

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
     On March 26, 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. On June 20, 2005, the parties amended the agreement to allow the Company the ability to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. Borrowings bear interest at prime rate plus 3 percent (9.00% at June 30, 2005). The Company was required to make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs made prior to June 30, 2005 will be repaid over 48 months. All draw-downs subsequent to June 30, 2005 will be repaid in equal installments over the period from the applicable draw-down date through June 2009. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5 percent of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. In connection with the agreement, the Company issued to Lighthouse and an affiliate of Lighthouse warrants to

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
purchase redeemable convertible preferred stock, which were converted into warrants to purchase 52,630 shares of the Company’s common stock at an exercise price of $9.50 per share upon the closing of the Company’s initial public offering in June 2004. The Company recorded the fair value of these warrants of $0.6 million as a deferred financing cost which is being amortized to interest expense over the repayment term of the first advance of 63 months. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.49%, no dividend yield, and a seven-year term. In conjunction with entering into the agreement with Lighthouse in March 2004, Alnylam paid off the remaining balance of the loan with Silicon Valley Bank, of $1.9 million, via an initial draw in the amount of the payoff balance.
     As of June 30, 2005, future cash payments under the note payable to Lighthouse, including interest, are as follows in thousands:

Remainder of 2005	$1,195
2006	2,389
2007	2,389
2008	2,389
2009	2,111

Total	10,473
Less: portion representing interest	2,510

Principal	7,963
Less: current portion	1,776

Long-term portion	$6,187

3. SIGNIFICANT AGREEMENTS
Merck & Co., Inc.
Technology Collaboration and License Agreement
     In connection with an alliance with Merck & Co., Inc. (“Merck”) in September 2003, Merck made an upfront cash payment of $2.0 million and a $5.0 million equity investment in the Company during 2003. In addition, in connection with this agreement the Company received $1.0 million in additional license fee payments from Merck in September 2004 and $7.0 million in December 2004 upon the attainment of a pre-specified technology milestone. Of the $7.0 million received in December 2004, $5.0 million was from the sale of 710,273 shares of the Company’s common stock and $2.0 million represented a cash milestone. A further $1.0 million cash payment is due from Merck in September 2005, based upon the continuation of the alliance. The Company is recognizing the revenue related to the upfront and license payments ratably over the estimated period of performance under the agreement, which the Company has determined to be six years. In the three and six months ended June 30, 2005, the Company recognized revenue of $0.1 million and $0.3 million, respectively, under this agreement and has deferred revenue on its balance sheet of $2.1 million related to this agreement at June 30, 2005.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Under the terms of the agreement, the Company received a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs incurred by the Company. These up-front amounts have been deferred and will be recognized as revenue over the estimated period of performance under the collaboration agreement, which the Company has determined to be six years. In addition, the agreement provides for the Company to work on two additional mutually agreed ocular targets in addition to its vascular endothelial growth factor (“VEGF”) program with Merck. Merck and the Company will jointly fund the development of, and share the profits from, any RNAi therapeutics for the United States market that result from the collaboration. The Company will also have the option to co-promote these RNAi therapeutics in the United States. Marketing and sales outside of the United States will be conducted by Merck, with the Company receiving royalties. During the three and six months ended June 30, 2005, the Company recorded net cost reimbursement revenues of $0.6 million and $1.8 million, respectively, which represent $0.7 million and $2.0 million, respectively, of research and development costs to be reimbursed by Merck under the terms of the agreement less $0.1 million and $0.2 million, respectively, of research and development costs to be reimbursed by the Company to Merck. The Company also recorded revenues of $0.1 million and $0.3 million, respectively, in the three and six months ended June 30, 2005 from the amortization of the up-front payments received from Merck and has $2.5 million of deferred revenue on its balance sheet related to this agreement at June 30, 2005.
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
Cystic Fibrosis Foundation Therapeutics, Inc.
     In March 2005, the Company entered into a collaboration with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) to investigate the potential for RNAi therapeutics to treat cystic fibrosis (“CF”). Under this collaboration, CFFT provided the Company with an initial payment of $0.5 million and will make additional payments totaling an aggregate of $1.0 million in the event that certain scientific milestones are achieved. In addition to funding, CFFT will provide the Company with access to certain scientific resources to support the Company’s siRNA discovery and development efforts. If the discovery and development efforts under this collaboration result in the identification of siRNAs that are candidates for further development, the parties may negotiate a mutually agreeable support arrangement for further phases of development. In the event that the Company develops a marketable therapeutic for the treatment of CF, the Company will be required to pay CFFT certain pre-determined royalties. The Company recorded revenues of $0.2 million in the three months ended June 30, 2005 commensurate with the work performed in the three months ended June 30, 2005 in relation to the overall effort expected to be expended under this collaboration. The Company has $0.3 million of deferred revenue on its balance sheet related to this agreement at June 30, 2005.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Garching Innovation GmbH
     In June 2005, the Company entered into an amendment agreement with Garching Innovation GmbH (“Garching”). This amendment eliminated the requirement that the Company maintain operations in Germany that are comparable to its operations in the United States and replaced this provision with a requirement that the Company maintain a minimum level of employees in Germany until December 2007. This amendment ensures the Company’s exclusivity to use and sublicense certain patented technology to develop and commercialize therapeutic products and related applications. In connection with this amendment, the Company agreed to issue 270,000 shares of its common stock, which was valued at $2.1 million. The Company recorded the consideration as license fee expense in the three months ended June 30, 2005 as the technology had not reached technological feasibility and does not have any alternative future use.
4. SUBSEQUENT EVENT
Shareholders’ Rights Agreement
     On July 13, 2005, the Board of Directors of the Company declared a dividend of one right (collectively, the “Rights”) to buy one one-thousandth of a share of newly designated Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”) for each outstanding share of the Company’s common stock, $.01 par value per share (“Common Stock”), to stockholders of record at the close of business on July 26, 2005. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of Common Stock, and no separate Rights Certificates will be distributed. The Rights will expire at the close of business on July 13, 2015 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement entered into by the Company with EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agreement”), the Rights will become exercisable upon the earlier of (1) 10 business days following the later of (a) the first date of a public announcement that a person or group (an “Acquiring Person”) acquires, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of common stock of the Company or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning more than 20 percent of the outstanding shares of common stock of the Company. Each right entitles the holder to purchase one one-thousandth of a share of Series A Junior Preferred Stock at an initial purchase price of $80.00 in cash, subject to adjustment. In the event that any person or group becomes an Acquiring Person, unless the event causing the 20% threshold to be crossed is a Permitted Offer (as defined in the Rights Agreement), each Right not owned by the Acquiring Person will entitle its holder to receive, upon exercise, that number of shares of common stock of the Company (or in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of such common stock at the date of the occurrence of the event. In the event that, at any time after any person or group becomes an Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows a Permitted Offer) or if the Company is the surviving entity, but shares of its outstanding Common Stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth in the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

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
     We commenced operations in June 2002. Since our inception, we have generated significant losses. As of June 30, 2005, we had an accumulated deficit of $80.8 million. We have funded our operations primarily through the net proceeds of $89.9 million from the sale of equity securities, including $29.9 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering in June 2004. Through June 30, 2005, a substantial portion of our total net revenues have been derived from our two strategic alliances with Merck and Co., Inc., or Merck. In September 2003, we began working with Merck under a collaboration agreement for the development of RNAi-based technology and therapeutics. In June 2004, we began working with Merck under a cost sharing collaboration agreement for the co-development of Direct RNAi therapeutics for the treatment of ocular diseases. We expect our revenues to continue to be derived primarily from strategic alliances and license fee revenues.
     We have yet to submit any drug applications to any regulatory authority. We have focused our efforts since inception primarily on business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff, and raising capital. We currently have programs focused in a number of therapeutic areas, however, we are unable to predict when, if ever, we will be able to commence sales of any product. We have not achieved profitability on a quarterly or annual basis and we expect to incur significant additional losses over the next several years. We expect our net losses to increase primarily due to research and development activities relating to our collaborations, drug development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, proceeds from equipment lines of credit and milestone payments under existing and future collaborative arrangements.
     Research and Development
     Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. We have initiated programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as Direct RNAi drug candidates, and we expect to initiate additional programs as the capabilities of our product engine evolve. Included in our current programs are development programs, those which we have established targeted timing for human clinical trials, and preclinical programs, those which we have yet to establish targeted timing for human clinical trials. Our current development programs are focused on age-related macular degeneration, or AMD, and human respiratory syncytial virus infection, or RSV infection. Included as part of our preclinical programs are programs focused on Parkinson’s disease, or PD, spinal cord injury, or SCI, cystic fibrosis, or CF, and pandemic influenza, or pandemic flu.
     A significant component of our business strategy is to enter into strategic alliances and collaborations with pharmaceutical companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Garching Innovation GmbH, or Garching, and Isis Pharmaceuticals, Inc., or Isis, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. We have entered into collaboration agreements with Merck for both the development of RNAi technology and therapeutics and the development of RNAi therapeutics for treatment of ocular diseases, both of which have provided us with significant funding and access to substantial technical resources, which has helped us further our development efforts in many areas. In particular, in conjunction with Merck we have begun evaluating RNAi therapeutics in animal models and expect to begin a clinical trial for an AMD product candidate in the second half of 2005. In addition, we have entered into an agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, to obtain funding and technical resources for our CF program. We also have a collaboration with Medtronic, Inc., a leading medical technology company, to focus on developing novel-drug device combinations incorporating RNAi therapeutics for the treatment of neurodegenerative diseases such as PD, Huntington’s and Alzheimer’s. In addition, we have collaborations with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville to explore the potential of an RNAi-based treatment for PD, and with researchers from the University of Georgia to discover and develop a Direct RNAi therapeutic for the treatment and prevention of respiratory infection related to pandemic flu as well as other collaborations in connection with our RSV program. Under both our PD and RSV programs we have begun evaluating RNAi therapeutics in animal models and expect to begin a clinical trial for an RSV product candidate in the first half of 2006.
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
Results of Operations
     The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$1,108	$131	$2,751	$265
Operating expenses	12,312	7,106	20,636	20,572

Loss from operations	(11,204)	(6,975)	(17,885)	(20,307)

Net loss	$(11,145)	$(6,956)	$(17,745)	$(20,538)

     Discussion of Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004
     Revenues
     The following table summarizes our total consolidated revenues in the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues recorded from the amortization of up-front and license payments	$486	$131	$978	$265
Revenues recorded from cost reimbursement research collaboration agreement	709	—	1,960	—
Cost reimbursements to Merck under collaboration agreement	(87)	—	(187)	—

Total revenues recorded	$1,108	$131	$2,751	$265

     Under our September 2003 collaboration and license agreement with Merck, we have received up-front and license payments which have been deferred and are being recognized as revenue over six years, the estimated period of performance under this agreement. In September 2003, we received a $2.0 million payment and in September 2004, we received an additional payment of $1.0 million from Merck related to this agreement. We recognized revenues of $0.1 million and $0.3 million from the amortization of these payments in the three and six months ended June 30, 2005, respectively, as compared to less than $0.1 million and $0.2 million in the three and six months ended June 30, 2004, respectively.
     In June 2004, we entered into an additional collaboration and license agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases. Under the terms of the agreement, we received a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs which we incurred on our AMD program targeting vascular endothelial growth factor, or VEGF. These amounts are being amortized into revenues over the estimated period of performance under the collaboration agreement of six years. As such, we recorded $0.1 million and $0.3 million of revenues in the three and six months ended June 30, 2005, respectively, from the amortization of these payments. In addition to up-front and milestone payments, this agreement provides for the sharing of research costs incurred under this agreement. In the three and six months ended June 30, 2005, we recorded net revenues of $0.6 million and $1.8 million, respectively, from these cost-sharing activities.
     In March 2005, we entered into a collaboration agreement with CFFT to investigate the potential for RNAi therapeutics to treat CF. Under this collaboration, CFFT provided us with an initial payment of $0.5 million and will make additional payments totaling an aggregate of $1.0 million in the event that certain scientific milestones are achieved. In addition to funding, CFFT will provide us with access to certain scientific resources to support our siRNA discovery and development efforts. If the discovery and development efforts under this collaboration result in the identification of siRNAs that are candidates for further development, the parties may negotiate a mutually agreeable support arrangement for further phases of development. In the event that we develop a marketable therapeutic for the treatment of CF, we will be required to pay CFFT certain pre-determined royalties. We recorded revenues of $0.2 million in the three months ended June 30, 2005 under this collaboration.
     In addition to our collaboration agreements, we have an InterfeRx program under which we license our intellectual property to others for the development and commercialization of RNAi therapeutics in narrowly defined therapeutic areas in which we are not currently engaged. We have also granted licenses to our intellectual property to others for the development and commercialization of research reagents and services. We expect these programs to provide revenues from license fees and royalties on sales by the licensees, such as our January 2005 license agreement with GeneCare Research Institute Co., Ltd., or GeneCare, a Japanese biotechnology firm. Under this agreement we received a license payment from GeneCare of $0.2 million, which was recorded as revenue in the three months ended March 31, 2005.
     For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, collaborations and licensing activities.
Operating Expenses
     The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total expenses and provide the changes in thousands and percentages:

	Three		Three
	Months	% of	Months	% of
	Ended	total	Ended	total
	June 30,	operating	June 30,	operating	Increase
	2005	expenses	2004	expenses	$	%
Research and development	$9,190	75%	$4,159	59%	$5,031	121%

General and administrative	3,122	25%	2,947	41%	175	6%

Total operating expenses	$12,312	100%	$7,106	100%	$5,206	73%

	Six		Six
	Months	% of	Months	% of
	Ended	total	Ended	total	Increase
	June 30,	operating	June 30,	operating	(Decrease)
	2005	expenses	2004	expenses	$	%
Research and development	$14,562	71%	$14,594	71%	$(32)	—

General and administrative	6,074	29%	5,978	29%	96	2%

Total operating expenses	$20,636	100%	$20,572	100%	$64	—

     Research and development
     The following tables summarize the most significant components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in thousands and percentages:

	Three		Three
	Months		Months
	Ended	% of	Ended	% of
	June 30,	expense	June 30,	expense	Increase (Decrease)
	2005	category	2004	category	$	%
Research and development
Compensation-related	$1,681	18%	$1,372	33%	$309	23%
External services	2,518	28%	840	20%	1,678	200%
License fees	2,215	24%	706	17%	1,509	214%
Lab supplies and materials	759	8%	803	20%	(44)	(5%)
Facilities-related	1,117	12%	713	17%	404	57%
Stock-based compensation	568	6%	(531)	(13%)	1,099	207%
Other	332	4%	256	6%	76	30%

Total research and development	$9,190	100%	$4,159	100%	$5,031	121%

     As indicated in the table above, the increase in research and development expenses in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily due to higher external service costs associated with consulting and contract research primarily in support of the stage of development of our RSV and AMD programs. Higher license fees, due to $2.1 million in non-cash license fees related to the amendment of our license agreement with Garching in June 2005 and higher non-cash stock based compensation, due primarily to increases in the fair value of stock options granted to non-employees, contributed significantly to the increase in research and development expenses in the three months ended June 30, 2005.

			Six
	Six Months		Months
	Ended	% of	Ended	% of	Increase
	June 30,	expense	June 30,	expense	(Decrease)
	2005	category	2004	category	$	%
Research and development
Compensation-related	$3,199	22%	$2,738	19%	$461	17%
External services	3,544	24%	1,580	11%	1,964	124%
License fees	2,269	16%	5,706	39%	(3,437)	(60%)
Lab supplies and materials	1,927	13%	1,619	11%	308	19%
Facilities-related	2,235	15%	1,270	9%	965	76%
Stock-based compensation	741	5%	1,193	8%	(452)	(38%)
Other	647	5%	488	3%	159	33%

Total research and development	$14,562	100%	$14,594	100%	$(32)	—

     As indicated in the table above, research and development expenses decreased slightly in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The most significant items affecting this decrease were license fees, which were higher in the six months ended June 30, 2004 due to a $5.5 million charge associated with our March 2004 agreement with Isis and stock-based compensation, which decreased due to fluctuations in our stock price, the amount of options granted in the prior years at higher estimated values, and the accelerated method used to amortize the resulting deferred stock based compensation which records a higher percentage of the associated expense in the earlier years of the awards. These decreases were offset in part by increases in external services, including consulting and contracted research with third parties, as we continue to expand our research organization in support of the stage of development of our RSV and AMD programs.

     We expect to continue to devote a substantial portion of our resources to research and development expenses. Compensation and related costs also increased in both the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 due to the timing and size of the expansion of our research and development organization, which increased from 47 employees at June 30, 2004 to 58 at June 30, 2005. In addition to the increase in employees in our research organization, we improved our research infrastructure by moving into new corporate headquarters and research facilities in Cambridge, Massachusetts in April 2004, which resulted in increased facilities-related costs in both the three and six months ended June 30, 2005 as compared to the three months ended June 30, 2005.
     Prior to July 1, 2004, we did not track any of our research and development costs or our personnel and personnel-related costs on a project-by-project basis, because the majority of our efforts were focused on the development of capabilities associated with our product engine rather than on specific projects. In July 2004, we began work under our agreement with Merck for the co-development of RNAi ocular therapeutics. This agreement is a cost sharing arrangement whereby each party reimburses the other for 50% of the costs incurred under the project, as defined by the agreement. Costs reimbursed under the agreement include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. As a result, we began tracking direct external costs attributable to this agreement and the actual time worked by our employees on this agreement in July 2004. However, a significant portion of our research and development expenses are not tracked on a project-by-project basis. Direct external costs incurred in the three and six months ended June 30, 2005 under our agreement with Merck for the co-development of RNAi ocular therapeutics were $0.2 million and $0.4 million, respectively, which includes $0.1 million and $0.2 million billed to us by Merck for the three and six months ended June 30, 2005, respectively, which is recorded as a reduction of revenue. In addition, all of our research programs are currently in the preclinical phase meaning that we are conducting formulation, efficacy, pharmacology and/or toxicology testing of compounds in animal models and/or biochemical assays.
     General and administrative
     The following tables summarize the most significant components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses and provides the changes in thousands and percentages:

	Three		Three
	Months		Months
	Ended	% of	Ended	% of	Increase
	June 30,	expense	June 30,	expense	(Decrease)
	2005	category	2004	category	$	%
General and administrative
Compensation-related	$873	28%	$658	22%	$215	33%
Consulting and professional services	905	29%	820	28%	85	10%
Facilities-related	476	15%	568	19%	(92)	(16%)
Stock-based compensation	351	11%	484	17%	(133)	(27%)
Insurance	147	5%	66	2%	81	123%
Other	370	12%	351	12%	19	5%

Total general and administrative	$3,122	100%	$2,947	100%	$175	6%

     As indicated in the table above, general and administrative expenses increased in the three months ended June 30, 2005 versus the three months ended June 30, 2004 due to compensation and related costs associated with the hiring of additional employees, consulting and professional services and insurance costs associated with our operation as a publicly traded company beginning in June 2004. Partially offsetting these increases was a decrease in stock-based compensation as a result of the accelerated method used to amortize the associated deferred compensation, which records a higher percentage of the associated expense in the earlier years of the award.

			Six
	Six Months		Months
	Ended	% of	Ended	% of	Increase
	June 30,	expense	June 30,	expense	(Decrease)
	2005	category	2004	category	$	%
General and administrative
Compensation-related	$1,631	27%	$1,798	30%	$(167)	(9%)
Consulting and professional services	1,719	28%	1,672	28%	47	3%
Facilities-related	984	16%	839	14%	145	17%
Stock-based compensation	658	11%	991	17%	(333)	(34%)
Insurance	306	5%	97	1%	209	215%
Other	776	13%	581	10%	195	34%

Total general and administrative	$6,074	100%	$5,978	100%	$96	2%

     As indicated in the table above, general and administrative expenses increased in the six months ended June 30, 2005 versus the three months ended June 30, 2004 due to insurance costs and consulting and professional services associated with our operation as a publicly traded company beginning in June 2004. Partially offsetting these increases were decreases in stock-based compensation as a result of the accelerated method used to amortize the associated deferred compensation, which records a higher percentage of the associated expense in the earlier years of the award compensation related costs, and compensation costs, which were higher in the six months ended June 30, 2004 as a result of costs associated with certain managerial changes incurred in the six months ended June 30, 2004.
     Interest income, interest expense and other
     Interest income increased to $0.3 million and $0.5 million for the three and six months ended June 30, 2005, respectively, compared to less than $0.1 million and $0.1 million for the three and six months ended June 30, 2004, respectively. These increases are due to our higher average cash, cash equivalent and marketable securities balances in the three and six months ended June 30, 2005 which were primarily a result of the net proceeds of $29.9 million from our initial public offering in June 2004, the issuance of $10.0 million of our Series D preferred stock in March 2004 and the issuance of $5.0 million of common stock to Merck in December 2004.
     Interest expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2005, respectively, compared to $0.1 million and $0.3 million in the three and six months ended June 30, 2004, respectively. Interest expense for the three and six months ended June 30, 2004 is related to our borrowings for equipment purchases under our previous Silicon Valley Bank line of credit and the premium paid to pay off this line of credit in March 2004. Interest expense for the three and six months ended June 30, 2005 is the result of borrowings under our line of credit with Lighthouse Capital Partners V, L.P., or Lighthouse, used to finance capital equipment purchases. We expect that our interest expense will increase as we finance additional capital expenditures during the remainder of 2005 using our line of credit with Lighthouse.
     Other income (expense) increased to $49,000 and $91,000 in the three and six months ended June 30, 2005, respectively, from $42,000 and ($37,000) in the three and six months ended June 30, 2004, respectively. These increases are due primarily to realized foreign currency gains on intercompany transactions as a result of the decrease in the conversion rate of the Euro versus the U.S. Dollar in the three months and six months ended June 30, 2005.

Liquidity and Capital Resources
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2005	2004
Net loss	$(17,745)	$(20,538)
Adjustments to reconcile net loss to net cash used in operating activities	5,028	3,130
Changes in operating assets and liabilities	(1,172)	2,466

Net cash used in operating activities	(13,889)	(14,942)
Net cash provided by (used in) investing activities	2,322	(20,578)
Net cash provided by financing activities	809	44,272
Effect of exchange rate on cash	(349)	(54)

Net increase (decrease) in cash and cash equivalents	(11,107)	8,698
Cash and cash equivalents, beginning of period	20,272	23,193

Cash and cash equivalents, end of period	$9,165	$31,891

     We commenced operations in June 2002 and since our inception, we have generated significant losses. As of June 30, 2005, we had an accumulated deficit of $80.8 million. As of June 30, 2005, we had cash,cash equivalents and marketable securities of $31.6 million, compared to cash, cash equivalents and marketable securities of $46.0 million as of December 31, 2004. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices.
     Operating activities
     We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. Although this trend has continued in the six months ended June 30, 2005, our use of cash in our operating activities declined as compared to the six months ended June 30, 2004 due to our lower net loss and cash receipts in connection with our June 2004 collaboration with Merck, our January 2005 license agreement with GeneCare and our March 2005 collaboration with CFFT. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments primarily consist of stock-based compensation, depreciation, amortization and, in the six months ended June 30, 2005, non-cash license expense. Non-cash stock-based compensation has decreased due to fluctuations in our stock price directly impacting the fair values of options granted to non-employees and the accelerated method used to amortize deferred compensation recorded in connection with our issuance of stock options to employees and non-employees. A $2.1 million non-cash license expense recorded in the six months ended June 30, 2005 is related to the June 2005 amendment of our license agreement with Garching, which resulted in the issuance of 270,000 shares of our common stock in July 2005. Depreciation expense has increased as a result of additional property and equipment we have acquired to expand our research capacity and support the growth of our infrastructure, mainly in our new corporate headquarters and research facilities in Cambridge, Massachusetts, which we moved into in April 2004. Amortization expense is associated with intangible assets recorded in connection with our acquisition of Ribopharma AG, now Alnylam Europe AG, in July 2003. In addition, changes in our operating assets and liabilities have affected our net cash used in operating activities since our inception. The decrease in these changes is primarily due to decreases in accrued liabilities due primarily to our January 2005 payment of $2.0 million to Isis under our March 2004 license agreement.
     Investing activities
     In the six months ended June 30, 2004 we began investing the proceeds from our initial public offering and other equity financing proceeds in marketable securities which was our most significant investing activity during this period. In addition, we made significant investments in property and equipment during the six months ended June 30, 2004 due to the expansion of our operations into new corporate headquarters and research facilities in Cambridge, Massachusetts in April 2004. These activities resulted in a significant use of our cash in the six months ended June 30, 2004. As our move into these facilities was completed in April 2004, we have experienced a significant decline in purchases of property and equipment. While we continue to purchase property and equipment to support the growth of our research and overall operations, these purchases were considerably lower in the six months ended June 30, 2005 as compared to purchases made in the six months ended June 30, 2004. In the six months ended June 30, 2005, we increased our sales of marketable securities to fund our operating activities, which resulted in a net inflow of cash from investing activities during the six months ended June 30, 2005.
     Financing activities
     Since our inception, we have funded our operations primarily through the sale of equity securities. Through June 30, 2005, we raised approximately $54.8 million in net proceeds from the sale of redeemable convertible preferred stock and approximately $35.3 million from the sale of common stock, including $29.9 million from the sale of 5.75 million shares of our common stock in our initial public offering, which was completed in June 2004.
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
     In addition to sales of equity securities, we have financed a portion of our property and equipment purchases through the establishment of equipment lines of credit. In December 2002, we established a $2.5 million equipment line of credit under which we drew down approximately $2.1 million in 2003, of which $1.8 million was repaid in March 2004. In March 2004, we entered into an equipment line of credit with Lighthouse to finance leasehold improvements and equipment purchases of up to $10.0 million. The borrowings bear interest at 3% over the prime rate of interest (9.00% at June 30, 2005) plus an additional 11.5% due in July 2009. We were required to make interest-only payments on all draw-downs through June 30, 2005, at which point all draw-downs made prior to June 30, 2005 will be repaid over 48 months. All draw-downs subsequent to June 30, 2005 will be repaid in equal installments over the period from the applicable draw-down date through June 2009. The borrowings are collateralized by the assets financed. At June 30, 2005, we had an outstanding balance of $8.0 million under this facility. The terms of the Lighthouse agreement include covenants which limit our ability to sell or transfer certain assets or businesses. In June 2005, we entered into an amendment to our agreement with Lighthouse to extend the drawdown period of the loan through December 31, 2005.
     Based on our current operating plan, we believe that our existing resources, together with the cash we expect to generate under our current alliances, will be sufficient to fund our planned operations through the end of 2006, during which time we expect to extend the capabilities of our technology platform, further the development of our products and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop and commence clinical trials for any product candidates we identify.
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
     Contractual Obligations and Commitments
     The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2004 Annual Report on Form 10-K. Except as described below, there have been no material changes in our contractual obligations and commitments since December 31, 2004.
     In June 2005, we entered into an amendment agreement with Garching. This amendment eliminated the requirement that we maintain operations in Germany that are comparable to our operations in the United States and replaced this provision with a requirement that we maintain a minimum level of employees in Germany until December 2007. This amendment ensures our continued exclusivity to use and sublicense certain patented technology to develop and commercialize therapeutic products and related applications. In consideration for the rights to continue the exclusivity, we agreed to issue 270,000 shares of our common stock, which was valued at $2.1 million. We recorded this transaction as license fee expense in June 2005 as the technology had not reached technological feasibility and does not have any alternative future use.
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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
          We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
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
          We have concentrated our efforts and therapeutic product research on RNAi technology, and our future success depends on the successful development of this technology and products based on RNAi technology. Neither we nor any other company has received regulatory approval to market therapeutics utilizing siRNAs. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited . Skepticism as to the feasibility of developing RNAi therapeutics has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response. There are also potential challenges to achieving effective RNAi therapeutics based on the need to achieve efficient delivery into cells and tissues in a clinically relevant manner and at doses that are cost-effective.
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
          We have experienced significant operating losses since our inception. As of June 30, 2005, we had an accumulated deficit of $80.8 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies, but cannot be certain that we will be able to secure these collaborations or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. To date, our collaboration and license agreements have provided us with minimal revenue. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.
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
          Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
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
          We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
We have very limited manufacturing experience or resources and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.
          We have very limited manufacturing experience. Our internal manufacturing experience is limited to small-scale production of non-GMP material for use in in vitro and in vivo experiments. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers can supply synthetic RNAi. We have contracted with Dowpharma, a division of The Dow Chemical Company, for supply of certain amounts of material to meet our testing needs for toxicology and clinical testing. There are risks inherent in pharmaceutical manufacturing that could affect Dowpharma’s ability to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis failures and contamination during the manufacturing process, both of which could result in unusable product and cause delays in our development process. The manufacturing process for any products that we may develop is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
          If a third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do with reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.
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
          Since we commenced operations in 2002, we have grown rapidly to over 75 full time employees, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. This rapid and substantial growth, and the geographical separation of our sites, has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two different countries. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
          Because the drugs we are intending to develop may represent a new class of drug, the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While we expect any AMD, RSV, PD, SCI, CF or pandemic flu product candidates we develop will be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there are approved treatments for AMD, RSV and PD, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.
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
          We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics to suppress VEGF gene activity as a potential drug candidate for the treatment of wet AMD and we are currently evaluating the potential of RNAi therapeutics for the treatment of RSV, PD and CF. Two drugs, Visudyne and Macugen, are already marketed for the treatment of wet AMD, Virazole is currently marketed for the treatment of certain RSV patients, numerous drugs are currently marketed for the treatment of PD and two drugs, TOBI and Pulmozyme, are currently marketed for the treatment of CF. In addition, we are aware of a number of experimental drugs for the treatment of wet AMD that, unlike our product candidate, are in advanced stages of clinical development. These experimental drugs include Lucentis, which is being developed by Genentech, Inc. in collaboration with Novartis for which positive phase III clinical trial data were announced in May 2005. Lucentis, and potentially others of these drug candidates may be approved for marketing before our product candidate receives approval and may yield clinical trial results that may be hard to improve upon. In addition, our competitors’ products may be more effective, or marketed and sold more effectively, than any products we develop.
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
          In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working in the field of RNAi, including Sirna Therapeutics, Inc., Acuity Pharmaceuticals, Inc., Nucleonics, Inc., and CytRx Corporation. In addition, we granted licenses to Isis, GeneCare Research Institute Co., Ltd., Benitec Ltd, Nastech Pharmaceutical Company Inc. as well as others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us.
          We also compete with companies working to develop antisense-based drugs. Like RNAi product candidates, antisense drugs target mRNAs in order to suppress the activity of specific genes. Isis is currently marketing an antisense drug and has several antisense drug candidates in clinical trials, and another company, Genta Inc., has multiple antisense drug candidates in late-stage clinical trials. The development of antisense drugs is more advanced than that of RNAi therapeutics and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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
Two patents from one of our key patent families, the so-called Kreutzer-Limmer patent series of patents are the subjects of opposition proceedings in the European Patent Office and the Australian Patent Office, which could result in the invalidation of these patents.
          A German Utility Model covering RNAi composition was registered in 2003, and a patent covering RNAi compositions and their use was granted by the European Patent Office, or EPO, in 2002, in South Africa in 2003 and accepted for grant in Australia in 2004. Related patent applications are pending in other countries, including the United States. A German Utility Model is a form of patent that is directed only to physical matter, such as medicines, and does not cover methods. The maximum period of protection afforded by the German Utility Model ends in 2010. After the grant by the EPO of the Kreutzer-Limmer patent, published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention. Each of the oppositions raises a number of grounds for the invalidation of the patent, including the use of disclaimer practice. The EPO opposition division in charge of the opposition proceedings may agree with one or more of the grounds and could revoke the patent in whole or restrict the scope of the claims. In May 2005 the EPO granted us a new patent covering short interfering RNAs, or siRNAs, including therapeutic compositions, methods, and uses of siRNAs and derivatives with a length between 15 and 49 nucleotides. This patent was published on June 8, 2005 under publication number EP 1214945. However, this patent may also become the subject of opposition, which could result in its invalidation. It may be several years before the outcome of any opposition proceeding is decided by the EPO.
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
          Furthermore, one party has given notice to the Australian Patent Office, IP Australia, on March 9, 2005, that it opposes the grant of AU 778474. This Australian patent derives from the same parent international patent application that gave rise to EP 1144623B9, and is of similar, but not the same, scope. In particular, its claims do not rely upon a disclaimer. The opposing party recently furnished the grounds for its opposition, and has until September 9, 2005, to submit documents in support of the stated grounds. Like the proceedings in the EPO, these proceedings may take several years before an outcome becomes final.
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
          For two important pending patent applications, owned in part or solely by the Max Planck organization of Germany, our amended licenses with Garching, a related entity to Max Planck require us to maintain a minimum level of employees in Germany. If we fail to comply with this condition, the owners of the patent applications that are the subject of these licenses may have the right to grant a similar license to one other company. We regard these pending patent applications as significant because they relate to important aspects of the structure of siRNA molecules and their use as therapeutics.
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
          The holders of approximately 11.4 million shares of our common stock have rights to require us to file registration statements under the Securities Act or to include their shares in registration statements that we may file in the future for ourselves or other stockholders.
Insiders have substantial influence over Alnylam and could delay or prevent a change in corporate control.
          Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, approximately 22% of our outstanding common stock as of June 30, 2005. As a result, these stockholders, if acting together, may have the ability to significantly affect the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership may harm the market price of our common stock by:
•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.
Anti-takeover provisions in our charter documents and under Delaware law and our shareholder rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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
          In addition, in July 2005, our board of directors adopted a shareholder rights plan, the provisions of which could make it more difficult for a potential acquirer of Alnylam to consummate an acquisition transaction.
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
          Our $10.0 million equipment line of credit with Lighthouse Capital Partners V, L.P. bears an interest rate of prime plus 3% (9.00% at June 30, 2005). The interest rate on each draw that we make under this line of credit is fixed at the time the draw is made. As a result, any changes in the prime rate will not affect our future payments for existing debt outstanding under this line of credit.
          Foreign Currency Exchange Rate Risk
          We are exposed to foreign currency exchange rate risk. Our European operations are based in Kulmbach, Germany and the functional currency of these operations is the Euro. We provide periodic funding to support these operations. The amount of this funding is based upon actual expenditures incurred by our European operations and is calculated in Euros. Because of the frequency with which these operations are funded, we record amounts payable to fund these operations as current liabilities, which eliminate upon consolidation. The effect that fluctuations in the exchange rate between the Euro and the United States Dollar have on the amounts payable to fund our European operations are recorded in our consolidated statements of operations as other income or expense. We do not enter into any foreign exchange hedge contracts.
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

ITEM 4. CONTROLS AND PROCEDURES
          Our management, with the participation of our chief executive officer and chief operating officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief operating officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          From the effective date of our Registration Statement on Form S-1, May 27, 2004, through June 30, 2005, we have utilized approximately $16.8 million of the net proceeds of our initial public offering to fund our operations, approximately $0.8 million to fund capital equipment purchases and approximately $0.4 million to make interest payments on our note payable. The net unused offering proceeds have been invested into short-term investment-grade securities and money market accounts.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our annual meeting of stockholders was held on June 8, 2005. At the annual meeting, the following matters were voted upon:
1.	Our stockholders elected the three persons listed below as Class I directors, each to serve until our 2008 annual meeting of stockholders and until their successors are duly elected and qualified. The table set forth below lists the number of shares of our common stock voted in favor of the election of each such person, as well as the number of votes withheld from such person.

	Number of Shares	Number of Shares
	For	Withheld
John M. Maraganore, Ph.D.	19,579,380	36,628
Paul R. Schimmel, Ph.D.	18,466,061	1,149,947
Phillip A. Sharp, Ph.D.	18,566,561	1,049,447

2.	Our stockholders approved the compensation to be paid to members of our board of directors, as described in the proxy statement relating to the annual meeting. The holders of 18,199,997 shares of our common stock voted in favor of this proposal. The holders of 1,368,397 shares of our commons stock voted against this proposal. The holders of 47,614 shares of our common stock abstained from voting on this matter.

3.	Our stockholders ratified the appointment by our board of directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2005. The holders of 19,595,931 shares of our common stock voted in favor of this proposal. The holders of 13,977 shares voted against this proposal. The holders of 6,100 shares abstained from voting on this matter.
ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation of the Registrant

4.1	Right Agreement dated as of July 13, 2005 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 14, 2005 (File No. 000-50743) and incorporated herein by reference).

10.1	Summary of Cash Compensation for Directors (filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on June 10, 2005 (File No. 000-50743) and incorporated herein by reference).

10.2	2004 Stock Incentive Plan, as amended (filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on June 10, 2005 (File No. 000-50743) and incorporated herein by reference).

10.3	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan, as amended.

10.4	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan Granted to James L. Vincent on July 12, 2005 (filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 13, 2005 (File No. 000-50743) and incorporated herein by reference).

10.5	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan Issued to James L. Vincent on July 12, 2005 (filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on July 13, 2005 (File No. 000-50743) and incorporated herein by reference).

10.6	Amendment No. 1 to dated August 2, 2004 to Loan and Security Agreement dated as of March 26, 2004 by and between the Registrant and Lighthouse Capital Partners V, L.P.

10.7	Amendment No. 02 dated June 20, 2005 to Loan and Security Agreement dated as of March 26, 2004, as amended, by and between the Registrant and Lighthouse Capital Partners V, L.P. (filed with the Securities and Exchange Commission as an Exhibit to the Registrant’s Current Report on Form 8-K filed on June 24, 2005 (File No. 000-50743) and incorporated herein by reference).

10.8	Agreement between the Registrant, Garching Innovation GmbH, Alnylam U.S., Inc., a wholly-owned subsidiary of the Registrant, and Alnylam Europe AG, a wholly-owned subsidiary of the Registrant, dated June 14, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Principal Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2005.

ALNYLAM PHARMACEUTICALS, INC.

By:	/s/ John M. Maraganore

John M. Maraganore
President and Chief Executive Officer

By:	/s/ Barry E. Greene

Barry E. Greene
Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)