Form 10-Q
period 2005-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2005-11-14
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-50743

ALNYLAM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0602661 (I.R.S. Employer Identification No.)

300 Third Street, Cambridge, MA (Address of principal executive offices)	02142 (Zip Code)
(617) 551-8200
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2005, the registrant had 26,631,385 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004	1
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004	2
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004	3
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

ITEM 4. CONTROLS AND PROCEDURES	39

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

ITEM 6. EXHIBITS	41

SIGNATURES	42
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,178	$20,272
Marketable securities	17,631	25,774
Collaboration receivable	304	859
Related party notes receivable	283	310
Prepaid expenses and other current assets	1,301	966

Total current assets	26,697	48,181
Property and equipment, net of accumulated depreciation of $4,403 and $2,463 at September 30, 2005 and December 31, 2004, respectively	10,760	11,694
Intangible assets, net of accumulated amortization of $1,025 and $670 at September 30, 2005 and December 31, 2004, respectively	3,050	3,405
Restricted cash	2,313	2,313
Other assets	428	514

Total assets	$43,248	$66,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,985	$910
Accrued liabilities	2,986	3,875
Current portion of note payable	1,765	790
Deferred revenue	1,266	1,000

Total current liabilities	8,002	6,575
Deferred revenue	3,819	4,083
Deferred rent	2,574	2,896
Note payable, net of current portion	5,782	6,411

Total liabilities	20,177	19,965

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2005 or December 31, 2004	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 21,286,058 shares issued and 21,203,164 shares outstanding as of September 30, 2005; 20,931,742 shares issued and 20,848,848 shares outstanding as of December 31, 2004	212	208
Additional paid-in capital	117,176	112,216
Deferred stock compensation	(2,857)	(3,697)
Accumulated other comprehensive (loss) income	(32)	420
Accumulated deficit	(91,428)	(63,005)

Total stockholders’ equity	23,071	46,142

Total liabilities and stockholders’ equity	$43,248	$66,107

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenues	$1,413	$1,367	$4,164	$1,632

Cost and expenses:
Research and development (1)	7,995	4,831	22,557	19,425
General and administrative (1)	4,088	2,962	10,162	8,940

Total costs and expenses	12,083	7,793	32,719	28,365

Loss from operations	(10,670)	(6,426)	(28,555)	(26,733)

Other income (expense):
Interest income	237	185	759	296
Interest expense	(244)	(175)	(717)	(480)
Other income (expense)	(1)	—	90	(37)

Total other income (expense)	(8)	10	132	(221)

Net loss	(10,678)	(6,416)	(28,423)	(26,954)
Accretion of redeemable convertible preferred stock	—	—	—	(2,713)

Net loss attributable to common stockholders	$(10,678)	$(6,416)	$(28,423)	$(29,667)

Net loss per common share — basic and diluted	$(0.51)	$(0.33)	$(1.37)	$(3.14)

Weighted average common shares used to compute basic and diluted net loss per common share	20,913,576	19,507,468	20,674,265	9,436,430

Comprehensive loss:
Net loss	$(10,678)	$(6,416)	$(28,423)	$(26,954)
Foreign currency translation adjustments	(8)	94	(463)	(12)
Unrealized loss on marketable securities	9	—	11	—

Comprehensive loss	$(10,677)	$(6,322)	$(28,875)	$(26,966)

(1) Non-cash stock-based compensation expense included in these amounts are as follows:
Research and development	$1,074	$202	$1,815	$1,395
General and administrative	1,122	529	1,780	1,520

Total non-cash stock-based compensation	$2,196	$731	$3,595	$2,915

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(28,423)	$(26,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,367	1,693
Loss on disposal of equipment	—	48
Non-cash stock-based compensation	3,595	2,915
Non-cash license expense	2,093	—
Realized foreign currency exchange gains	(90)	—
Purchases from landlord reimbursement of tenant improvements	—	2,420
Changes in operating assets and liabilities
Collaboration receivable	548	(916)
Prepaid expenses and other current assets	(330)	(726)
Accounts payable	1,088	(54)
Accrued expenses	(958)	1,925
Deferred revenue	9	3,515

Net cash used in operating activities	(20,101)	(16,134)

Cash flows from investing activities:
Purchases of property and equipment	(1,347)	(7,617)
Proceeds from sale of equipment	—	77
Purchases of marketable securities	(19,185)	(32,643)
Sales of marketable securities	27,328	2,250

Net cash provided by (used in) investing activities	6,796	(37,933)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	120	30,012
Proceeds from issuance of Series D convertible preferred stock	—	10,000
Proceeds from note payable	762	6,970
Repayments of note payable	(416)	(1,859)
Decrease in restricted cash	—	373
Deferred financing costs incurred in connection with note payable	—	(47)

Net cash provided by financing activities	466	45,449

Effect of exchange rate on cash	(255)	(31)

Net decrease in cash and cash equivalents	(13,094)	(8,649)
Cash and cash equivalents, beginning of period	20,272	23,193

Cash and cash equivalents, end of period	$7,178	$14,544

Supplementary information:
Cash paid for interest	$459	$263
Fair value of warrant issued in connection with equipment line of credit included as deferred financing costs	—	557
Accretion of redeemable convertible preferred stock	—	2,713
Conversion of redeemable convertible preferred stock into common stock	—	67,626
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments which are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s consolidated financial statements for the year ended December 31, 2004, which were filed in the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 30, 2005. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. Certain prior year amounts have been reclassified to conform with current year presentation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss attributable to common stockholders
Net loss, as reported	$(10,678)	$(6,416)	$(28,423)	$(29,667)
Add employee stock-based compensation expense included in reported net loss	1,154	788	2,110	2,455
Deduct employee stock-based compensation expense determined under fair value method	(2,129)	(824)	(4,897)	(2,560)

Net loss — pro forma	$(11,653)	$(6,452)	$(31,210)	$(29,772)

Net loss per common share (basic and diluted)
As reported	$(0.51)	$(0.33)	$(1.37)	$(3.14)
Pro forma	$(0.56)	$(0.33)	$(1.51)	$(3.16)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Options to purchase common stock	3,180,472	2,017,462	3,180,472	2,017,462

Warrants to purchase common stock	52,630	65,787	52,630	65,787

Unvested restricted common stock	118,037	469,233	118,037	469,233

Options that were exercised before vesting	68,744	118,563	76,909	118,563

	3,419,883	2,671,045	3,428,048	2,671,045

Segment Information
     The Company has two operating segments, U.S. and Germany, which management aggregates into one reporting unit in determining how to allocate resources and assess financial performance. For this reason, the Company has determined that it is principally engaged in one industry segment.
     The following table presents total long-lived tangible assets by geographic area as of September 30, 2005 and December 31, 2004, in thousands:

	September 30,	December 31,
	2005	2004
Long-lived tangible assets:
United States	$8,430	$8,919
Germany	2,330	2,775

Total long-lived tangible assets	$10,760	$11,694

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. In April 2005, the SEC delayed the effective date of SFAS 123R to financial statements issued for the first annual period beginning after June 15, 2005. As a result, the Company will adopt and comply with the requirements of SFAS 123R in the three months ending March 31, 2006. The Company is currently assessing the impact that the adoption of this standard will have on its financial position and results of operations and the method by which the Company will implement this standard, however, the Company expects stock compensation expense to materially increase as a result of the adoption of this standard.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. NOTE PAYABLE
     On March 26, 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. On June 20, 2005, the parties amended the agreement to allow the Company the ability to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. Borrowings bear interest at prime rate plus 3 percent (9.75% at September 30, 2005). The Company was required to make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs made prior to June 30, 2005 will be repaid over 48 months. All draw-downs subsequent to June 30, 2005 will be repaid in equal installments over the period from the applicable draw-down date through June 2009. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5 percent of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. In connection with the agreement, the Company issued to Lighthouse and an affiliate of Lighthouse warrants to purchase redeemable convertible preferred stock, which were converted into warrants to purchase 52,630 shares of the Company’s common stock at an exercise price of $9.50 per share upon the closing of the Company’s initial public offering in June 2004. The Company recorded the fair value of these warrants of $0.6 million as a deferred financing cost which is being amortized to interest expense over the repayment term of the first advance of 63 months. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.49%, no dividend yield, and a seven-year term.
     As of September 30, 2005, future cash payments under the note payable to Lighthouse, including interest, are as follows in thousands:

Year ending December 31,
2005	$593
2006	2,371
2007	2,371
2008	2,371
2009	2,101

total through 2009	9,807
Less: portion representing interest	2,260

Principal	7,547
Less: current portion	1,765

Long-term note payable	$5,782

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SIGNIFICANT AGREEMENTS
Novartis
     Beginning in September 2005, the Company entered into a series of transactions with Novartis Pharma AG and its affiliate, Novartis Institutes for BioMedical Research, Inc. (collectively “Novartis”). In September 2005, the Company and Novartis executed a stock purchase agreement (the “Stock Purchase Agreement”) and an investor rights agreement (the “Investor Rights Agreement”). In October 2005, in connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Investor Rights Agreement became effective and the Company and Novartis executed a research collaboration and license agreement (the “Collaboration and License Agreement”) (collectively the “Novartis Agreements”).
     Under the terms of the Stock Purchase Agreement, on October 12, 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of approximately $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance.
     Under the terms of the Investor Rights Agreement, the Company granted Novartis demand and piggyback registration rights under the Securities Act of 1933, as amended, for the shares acquired by Novartis. The Company also granted to Novartis rights to acquire additional equity securities of the Company in the event that the Company proposes to sell or issue any equity securities of the Company, subject to specified exceptions, as described in the Investor Rights Agreement, such that Novartis would be able to maintain its ownership percentage in the Company. Novartis agreed, until the later of (1) three years from the date of the Investor Rights Agreement and (2) the date of termination or expiration of the Selection Term (as defined in the Collaboration and License Agreement), not to acquire any securities of the Company (other than an acquisition resulting in Novartis and its affiliates beneficially owning less than 20% of the total outstanding voting securities of the Company), participate in any tender or exchange offer, merger or other business combination involving the Company or seek to control or influence the management, Board of Directors or policies of the Company, subject to specified exceptions described in the Investor Rights Agreement.
     Under the terms of the Collaboration and License Agreement, the parties will work together on selected targets, as defined in the Collaboration and License Agreement, to discover and develop therapeutics based on RNA interference (“RNAi”). The Collaboration and License Agreement has an initial term of three years and may be extended for two additional one-year terms at the election of Novartis. In addition, Novartis may terminate the Collaboration and License Agreement after a period of two years under certain circumstances or in the event that the Company materially breaches its obligations. The Company may terminate the agreement with respect to particular programs, products and or countries in the event of certain material breaches of obligations by Novartis, or in its entirety under certain circumstances for multiple such breaches. Novartis made up-front payments totaling $10.0 million to the Company in October 2005 in consideration for the rights granted to Novartis under the Collaboration and License Agreement and to reimburse prior costs incurred by the Company to develop in vivo RNAi technology. In addition, the Collaboration and License Agreement includes terms under which Novartis will provide the Company with research funding and milestone payments as well as royalties on annual net sales of products resulting from the Collaboration and License Agreement. The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate the Company’s intellectual property relating to certain RNAi technology into Novartis’ operations under certain circumstances (the “Integration Option”). In connection with the exercise of the Integration Option, Novartis will be required to make certain additional payments to the Company. The terms of the Collaboration and License Agreement allow the Company to retain the right to discover, develop, commercialize or manufacture compounds that function through the mechanism of RNAi or products that contain such compounds as an active ingredient with respect to targets not selected by Novartis for inclusion in the Collaboration and License Agreement provided that Novartis has a right of first offer in the event that the Company proposes to enter into an agreement with a third party with respect to any such target.
     In October 2005, as a result of certain payments received by the Company in connection with the Novartis Agreements, the Company made payments totaling approximately $3.7 million to certain entities from which the Company licenses certain intellectual property in accordance with the applicable license agreements with these parties, primarily to Isis Pharmaceuticals, Inc.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Garching Innovation GmbH
     In June 2005, the Company entered into an amendment agreement with Garching Innovation GmbH (“Garching”). This amendment eliminated the requirement that the Company maintain operations in Germany that are comparable to its operations in the United States and replaced this provision with a requirement that the Company maintain a minimum level of employees in Germany until December 2007. This amendment secures the Company’s exclusivity to use and sublicense certain patented technology to develop and commercialize therapeutic products and related applications. In connection with this amendment, the Company issued 270,000 shares of its common stock, which was valued at $2.1 million, to Garching and certain of its affiliated entities. The Company recorded the consideration as license fee expense in the three months ended June 30, 2005, as the technology had not reached technological feasibility and does not have any alternative future use.
Cystic Fibrosis Foundation Therapeutics, Inc.
     In March 2005, the Company entered into a collaboration with Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”) to investigate the potential for RNAi therapeutics to treat cystic fibrosis (“CF”). Under this collaboration, CFFT provided the Company with an initial payment of $0.5 million and will make additional payments totaling an aggregate of $1.0 million in the event that certain scientific milestones are achieved. In addition to funding, CFFT will provide the Company with access to certain scientific resources to support the Company’s siRNA discovery and development efforts. If the discovery and development efforts under this collaboration result in the identification of siRNAs that are candidates for further development, the parties may negotiate a mutually agreeable support arrangement for further phases of development. In the event that the Company develops a marketable therapeutic for the treatment of CF, the Company will be required to pay CFFT certain pre-determined royalties. The Company recognizes revenues under this collaboration based on the proportionate performance of work completed in relation to estimates of the total work to be performed under the collaboration, with revenues limited to the amount of non-refundable cash received. The Company recorded revenues of $0.3 million and $0.5 million, respectively, in the three and nine months ended September 30, 2005 based on its level of effort and cash received. The Company has no deferred revenue on its balance sheet related to this agreement at September 30, 2005.
InterfeRx and Research Reagent Licenses
     The Company has entered into agreements whereby it licenses its intellectual property to others for the development and commercialization of RNAi therapeutics relating to specific protein targets outside of the Company’s strategic focus (“InterfeRx Licenses”). In addition to its InterfeRx Licenses, the Company has granted licenses to its intellectual property for the development and commercialization of research reagents and services. During 2005, the Company received cash payments totaling $0.5 million and recorded revenues of $0.2 million and $0.5 million during the three and nine months ended September 30, 2005, respectively, from these programs.
Merck & Co., Inc.
   Technology Collaboration and License Agreement
     In connection with an alliance with Merck & Co., Inc. (“Merck”) entered into in September 2003, Merck made an upfront cash payment of $2.0 million and a $5.0 million equity investment in the Company during 2003. In addition, in connection with this agreement, the Company received $1.0 million in additional license fee payments from Merck in each of September 2004 and September 2005 as well as $7.0 million in December 2004 upon the attainment of a pre-specified technology milestone. Of the $7.0 million received in December 2004, $5.0 million was from the sale of 710,273 shares of the Company’s common stock and $2.0 million represented a cash milestone. The Company is recognizing the revenue related to the upfront and license payments ratably over the estimated period of performance under the agreement, which the Company has determined to be six years, and recognized the cash milestone as revenue upon receipt.
     In the three and nine months ended September 30, 2005, the Company recognized revenue of $0.5 million and $0.7 million, respectively, under this agreement and has deferred revenue on its balance sheet of $2.6 million related to this agreement at September 30, 2005.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Ocular Collaboration Agreement
     In June 2004, the Company entered into a collaboration and license agreement with Merck. The agreement is a multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. This collaboration has been focused on age-related macular degeneration (“AMD”) and other ocular diseases caused by abnormal growth or leakage of small blood vessels in the eye. The Company’s pre-existing program to develop a Direct RNAi™ therapeutic for the treatment of AMD was incorporated into this collaboration.
     Under the terms of the agreement, the Company received a $2.0 million license fee from Merck as well as $1.0 million representing reimbursement of prior research and development costs incurred by the Company. These up-front amounts were deferred and are being recognized as revenue over the estimated period of performance under the collaboration agreement, which the Company has determined to be six years. In addition, the agreement provides for the Company to work on two additional mutually agreed ocular targets. Merck and the Company will jointly fund the development of, and share the profits from, any RNAi therapeutics for the United States market that result from the collaboration. The Company will also have the option to co-promote these RNAi therapeutics in the United States. Marketing and sales outside of the United States will be conducted by Merck, with the Company receiving royalties. During the three and nine months ended September 30, 2005, the Company recorded net cost reimbursement revenues of $0.3 million and $2.1 million, respectively, which represent $0.3 million and $2.3 million, respectively, of research and development costs to be reimbursed by Merck under the terms of the agreement less $0.1 million and $0.2 million, respectively, of research and development costs to be reimbursed by the Company to Merck. The Company also recorded revenues of $0.1 million and $0.4 million, respectively, in the three and nine months ended September 30, 2005 from the amortization of the up-front payments received from Merck and has $2.4 million of deferred revenue on its balance sheet related to this agreement at September 30, 2005.
     In September 2005, with the increasingly competitive landscape for AMD therapeutics targeting vascular endothelial growth factor (“VEGF”) on the market and in late-stage human trials, the Company announced its decision to suspend further development of its VEGF program based on portfolio management and commercial factors. The Company’s ocular collaboration with Merck will continue as the parties collaborate on the discovery of other RNAi therapeutics for ocular disease.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. STOCKHOLDER RIGHTS AGREEMENT
     On July 13, 2005, the Board of Directors of the Company declared a dividend of one right (collectively, the “Rights”) to buy one one-thousandth of a share of newly designated Series A Junior Participating Preferred Stock (“Series A Junior Preferred Stock”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on July 26, 2005. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock, and no separate Rights Certificates will be distributed. The Rights will expire at the close of business on July 13, 2015 unless earlier redeemed or exchanged. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement entered into by the Company with EquiServe Trust Company, N.A., as Rights Agent (the “Rights Agreement”), the Rights will become exercisable upon the earlier of (1) 10 business days following the later of (a) the first date of a public announcement that a person or group (an “Acquiring Person”) acquires, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of common stock of the Company or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning more than 20 percent of the outstanding shares of common stock of the Company. Each right entitles the holder to purchase one one-thousandth of a share of Series A Junior Preferred Stock at an initial purchase price of $80.00 in cash, subject to adjustment. In the event that any person or group becomes an Acquiring Person, unless the event causing the 20% threshold to be crossed is a Permitted Offer (as defined in the Rights Agreement), each Right not owned by the Acquiring Person will entitle its holder to receive, upon exercise, that number of shares of common stock of the Company (or in certain circumstances, cash, property or other securities of the Company) which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per share of such common stock at the date of the occurrence of the event. In the event that, at any time after any person or group becomes an Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows a Permitted Offer) or if the Company is the surviving entity, but shares of its outstanding common stock are changed or exchanged for stock or securities (of any other person) or cash or any other property, or (ii) more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth in the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of shares of common stock of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

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
Overview
     We are a biopharmaceutical company seeking to develop and commercialize new drugs that work through a recently discovered mechanism in cells known as RNA interference, or RNAi. We believe that RNAi therapeutics have the potential to become a major class of drugs with applications in a wide range of therapeutic areas. We have initiated programs to develop RNAi therapeutics that will be administered directly to diseased parts of the body, which we call Direct RNAi™. We are also working to extend our capabilities by investing in RNAi therapeutics that will be administered systemically in order to treat a broad range of diseases, which we call Systemic RNAi™. To realize the potential of RNAi therapeutics, we are developing capabilities that we can apply to any specific short interfering RNA, or siRNA, in a systematic way to endow it with drug-like properties. We use the term “product engine” to describe these capabilities because we believe they will enable us to develop many products across a variety of therapeutic areas. We have not received regulatory approval to market any therapeutics. In November 2005, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, to initiate a human clinical trial of ALN-RSV01, our proprietary RNAi therapeutic for the treatment of patients with respiratory syncytial virus, or RSV, infection.
     We commenced operations in June 2002. Since our inception, we have generated significant losses. As of September 30, 2005, we had an accumulated deficit of $91.4 million. We have funded our operations primarily through the net proceeds of $148.3 million from the sale of equity securities, including $29.9 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering in June 2004 and $58.3 million in net proceeds from the sale of 5.27 million shares of our common stock to Novartis Pharma AG, or Novartis, in October 2005. Through September 30, 2005, a substantial portion of our total net revenues have been derived from our two strategic alliances with Merck and Co., Inc., or Merck. In September 2003, we began working with Merck under a collaboration agreement for the development of RNAi-based technology and therapeutics. In June 2004, we began working with Merck under a cost sharing collaboration agreement for the co-development of Direct RNAi therapeutics for the treatment of ocular diseases. We expect our revenues to continue to be derived primarily from strategic alliances, such as our October 2005 collaboration with Novartis and collaborations with Merck, and license fee revenues.
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

     Research and Development
     Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. We have initiated programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as Direct RNAi drug candidates, and we expect to initiate additional programs as the capabilities of our product engine evolve. Included in our current programs are development programs, those which we have established targeted timing for human clinical trials, and preclinical programs, those programs for which we have yet to establish programs for targeted timing for human clinical trials. Our current development program is focused on RSV. In November 2005, we filed an IND related to our RSV program and expect to initiate human clinical trials for this program prior to the end of 2005. Our preclinical programs include programs focused on Parkinson’s disease, or PD, spinal cord injury, or SCI, cystic fibrosis, or CF, and pandemic influenza, or pandemic flu.
     A significant component of our business strategy is to enter into strategic alliances and collaborations with pharmaceutical companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Garching Innovation GmbH, or Garching, and Isis Pharmaceuticals, Inc., or Isis, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. We have entered into collaboration agreements with Novartis and Merck for the development of RNAi technology and therapeutics and the development of RNAi therapeutics for the treatment of ocular diseases, both of which have provided us with significant funding and access to substantial technical resources, which has helped us further our development efforts in many areas. In addition, we have entered into an agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, to obtain funding and technical resources for our CF program. We also have a collaboration with Medtronic, Inc., a leading medical technology company, to focus on developing novel drug-device combinations incorporating RNAi therapeutics for the treatment of neurodegenerative diseases such as PD, Huntington’s and Alzheimer’s. In addition, we have collaborations with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville to explore the potential of an RNAi-based treatment for PD, and with researchers from the University of Georgia to discover and develop a Direct RNAi therapeutic for the treatment and prevention of respiratory infection related to pandemic flu, as well as other collaborations in connection with our RSV program.
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
     Results of Operations
     The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$1,413	$1,367	$4,164	$1,632
Operating expenses	12,083	7,793	32,719	28,365

Loss from operations	$(10,670)	$(6,426)	$(28,555)	$(26,733)
Net Loss	$(10,678)	$(6,416)	$(28,423)	$(26,954)
     Discussion of Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
     Revenues
     The following table summarizes our total consolidated revenues for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues recorded from up-front and license payments	$1,061	$389	$1,947	$556
Revenues recorded from cost reimbursement research collaboration agreement	313	916	2,274	916
Cost reimbursements to Merck under collaboration agreement	(33)	—	(220)	—
Other revenues	72	62	163	160

Total revenues recorded	$1,413	$1,367	$4,164	$1,632

     Under our September 2003 collaboration and license agreement with Merck, we have received up-front and license payments which have been deferred and are being recognized as revenue over six years, the estimated period of performance under this agreement. In September 2003, we received a $2.0 million payment and, in both September 2004 and September 2005, we received additional payments of $1.0 million from Merck related to this agreement. We recognized revenues of $0.5 million from the amortization of these payments in the three months ended September 30, 2005 and $0.7 million in the nine months ended September 30, 2005, as compared to less than $0.3 million in the three months ended September 30, 2005 and $0.4 million in the nine months ended September 30, 2004.
     In June 2004, we entered into an additional collaboration and license agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases. Under the terms of the agreement, we received a $2.0 million license fee from

Merck, as well as $1.0 million representing reimbursement of prior research and development costs, which we incurred on our pre-existing AMD program. These amounts are being amortized into revenues over the estimated period of performance under the collaboration agreement of six years. As such, we recorded revenues of $0.1 million in the three months ended September 30, 2005 and $0.4 million in the nine months ended September 30, 2005 from the amortization of these payments as compared to $0.1 million in the three and nine months ended September 30, 2004. In addition to up-front and milestone payments, this agreement provides for the sharing of research costs incurred under this agreement. We recorded net revenues of $0.3 million in the three months ended September 30, 2005 and $2.1 million in the nine months ended September 30, 2005 from these cost-sharing activities compared to $0.9 million in the three and nine months ended September 30, 2004.
     In March 2005, we entered into a collaboration agreement with Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, to investigate the potential for RNAi therapeutics to treat CF. Under this collaboration, CFFT provided us with an initial payment of $0.5 million and will make additional payments totaling an aggregate of $1.0 million in the event that certain scientific milestones are achieved. In addition to funding, CFFT will provide us with access to certain scientific resources to support our siRNA discovery and development efforts. If the discovery and development efforts under this collaboration result in the identification of siRNAs that are candidates for further development, the parties may negotiate a mutually agreeable support arrangement for further phases of development. In the event that we develop a marketable therapeutic for the treatment of CF, we will be required to pay CFFT pre-determined royalties. We recorded revenues of $0.3 million of the $0.5 million prior upfront payment in the three months ended September 30, 2005 under this collaboration.
     In addition to our collaboration agreements, we have an InterfeRx program under which we have licensed our intellectual property to others for the development and commercialization of RNAi therapeutics in narrowly defined therapeutic areas in which we are not currently engaged. We have also granted licenses to our intellectual property to others for the development and commercialization of research reagents and services. We expect these programs to provide revenues from license fees and royalties on sales by the licensees, subject to limitations under our agreements with Novartis. Under existing programs, we received payments totaling $0.5 million during the nine months ended September 30, 2005 and recorded revenues of $0.2 million in the three months ended September 30, 2005, and $0.5 million in the nine months ended September 30, 2005.
     For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, collaborations and licensing activities.
     Operating Expenses
     The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total expenses, together with the changes in thousands and percentages:

	Three		Three
	Months		Months	% of
	Ended	% of total	Ended	total	Increase
	September 30,	operating	September 30,	operating	(Decrease)
	2005	expenses	2004	expenses	$	%
Research and development	$7,995	66%	$4,831	62%	$3,164	65%
General and administrative	4,088	34%	2,962	38%	1,126	38%

Total operating expenses	$12,083	100%	$7,793	100%	$4,290	55%

	Nine		Nine
	Months		Months	% of
	Ended	% of total	Ended	total	Increase
	September 30,	operating	September 30,	operating	(Decrease)
	2005	expenses	2004	expenses	$	%
Research and development	$22,557	69%	$19,425	68%	$3,132	16%
General and administrative	10,162	31%	8,940	32%	1,222	14%

Total operating expenses	$32,719	100%	$28,365	100%	$4,354	15%

     Research and development
     The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes in thousands and percentages:

	Three		Three
	Months		Months
	Ended	% of	Ended	% of	Increase
	September 30,	expense	September 30,	expense	(Decrease)
	2005	category	2004	category	$	%
Research and development
Compensation-related	$1,888	24%	$1,623	34%	$265	16%
External services	2,071	26%	1,222	25%	849	69%
License and patent fees	637	8%	80	2%	557	696%
Lab supplies and materials	842	10%	637	13%	205	32%
Facilities-related	1,106	14%	731	15%	375	51%
Stock-based compensation	1,074	13%	202	4%	872	432%
Other	377	5%	336	7%	41	12%

Total research and development	$7,995	100%	$4,831	100%	$3,164	65%

     The increase in research and development expenses in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily due to higher non-cash stock based compensation, due primarily to increases in the fair value of stock options granted to non-employees, and higher external service costs associated with consulting and contract research primarily in support of our RSV program and AMD program, for which development was recently suspended based on portfolio management and commercial factors. Higher license and patent fees, due to contractual obligations under certain of our intellectual property licenses, also contributed significantly to the increase in research and development expenses in the three months ended September 30, 2005.

	Nine		Nine
	Months		Months
	Ended	% of	Ended	% of	Increase
	September 30,	expense	September 30,	expense	(Decrease)
	2005	category	2004	category	$	%
Research and development
Compensation-related	$5,087	23%	$4,361	23%	$726	17%
External services	5,615	25%	2,802	14%	2,813	100%
License and patent fees	2,906	13%	5,786	30%	(2,880)	(50%)
Lab supplies and materials	2,769	12%	2,256	12%	513	23%
Facilities-related	3,341	15%	2,001	10%	1,340	67%
Stock-based compensation	1,815	8%	1,395	7%	420	30%
Other	1,024	4%	824	4%	200	24%

Total research and development	$22,557	100%	$19,425	100%	$3,132	16%

     Research and development expenses increased in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The most significant items affecting this increase were increases in external services, including consulting and contracted research with third parties, in support of our RSV program and our AMD program, for which development was recently suspended based on portfolio management and commercial factors. These increases were offset in part by decreases in license fees, which were higher in the nine months ended September 30, 2004 due to a $5.5 million charge associated with our March 2004 agreement with Isis.
     We expect to continue to devote a substantial portion of our resources to research and development expenses. We improved our research infrastructure by moving into new corporate headquarters and research facilities in Cambridge, Massachusetts in April

2004 and purchasing additional laboratory equipment, which resulted in increased facilities-related costs in both the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.
     Prior to July 1, 2004, we did not track any of our research and development costs or our personnel and personnel-related costs on a project-by-project basis, because the majority of our efforts were focused on the development of capabilities associated with our product engine rather than on specific projects. In July 2004, we began work under our agreement with Merck for the co-development of RNAi ocular therapeutics. This agreement is a cost sharing arrangement whereby each party reimburses the other for 50% of the costs incurred under the project, as defined by the agreement. Costs reimbursed under the agreement include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. As a result, we began tracking direct external costs attributable to this agreement and the actual time worked by our employees on this agreement in July 2004. However, a significant portion of our research and development expenses are not tracked on a project-by-project basis. Direct external costs incurred under our agreement with Merck for the co-development of RNAi ocular therapeutics were $0.3 million in the three months ended September 30, 2005 and $2.1 million in the nine months ended September 30, 2005, which includes less than $0.1 million for the three months ended September 30, 2005 and $0.2 million for the nine months ended September 30, 2005 billed to us by Merck, which is recorded as a reduction of revenue. In addition, as of September 30, 2005, all of our research programs were in the preclinical phase, meaning that we were conducting formulation, efficacy, pharmacology and/or toxicology testing of compounds in animal models and/or biochemical assays. We expect to initiate human clinical trials for our proprietary RNAi therapeutic for the treatment of patients with RSV prior to the end of 2005.
     General and administrative
     The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes in thousands and percentages:

	Three		Three
	Months		Months
	Ended	% of	Ended	% of	Increase
	September 30,	expense	September 30,	expense	(Decrease)
	2005	category	2004	category	$	%
General and administrative
Compensation-related	$847	21%	$773	26%	$74	10%
Consulting and professional services	1,231	30%	564	19%	667	118%
Facilities-related	436	11%	600	20%	(164)	(27%)
Stock-based compensation	1,122	27%	530	18%	592	112%
Insurance	153	4%	146	5%	7	5%
Other	299	7%	349	12%	(50)	(14%)

Total general and administrative	$4,088	100%	$2,962	100%	$1,126	38%

     General and administrative expenses increased in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due primarily to consulting and professional services related to business development and compliance efforts associated with the Sarbanes-Oxley Act of 2002. Increased stock-based compensation was primarily the result of the vesting of a common stock option upon the closing of the transactions with Novartis.

	Nine		Nine
	Months		Months
	Ended	% of	Ended	% of	Increase
	September 30,	expense	September 30,	expense	(Decrease)
	2005	category	2004	category	$	%
General and administrative
Compensation-related	$2,478	24%	$2,571	29%	$(93)	(4%)
Consulting and professional services	2,950	29%	2,235	25%	715	32%
Facilities-related	1,420	14%	1,439	16%	(19)	(1%)
Stock-based compensation	1,780	18%	1,520	17%	260	17%
Insurance	459	5%	243	3%	216	89%
Other	1,075	10%	932	10%	143	15%

Total general and administrative	$10,162	100%	$8,940	100%	$1,222	14%

     General and administrative expenses increased in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to increases in consulting and professional services associated with our business development activities and our compliance efforts associated with the Sarbanes-Oxley Act of 2002. Increased stock-based compensation was primarily the result of the vesting of a common stock option upon the closing of the transactions with Novartis. In addition, increased insurance costs were a result of our operation as a publicly traded company beginning in June 2004.
Interest income, interest expense and other
     Interest income was $0.2 million for the three months ended September 30, 2005 and $0.8 million for the nine months ended September 30, 2005 compared to $0.2 million for the three months ended September 30, 2005 and $0.3 million for the nine months ended September 30, 2004. The increase was due to our higher average cash, cash equivalent and marketable securities balances in the nine months ended September 30, 2005, which were primarily a result of the net proceeds of $29.9 million from our initial public offering in June 2004, the issuance of $10.0 million of our Series D preferred stock in March 2004 and the issuance of $5.0 million of common stock to Merck in December 2004.
     Interest expense was $0.2 million for the three months ended September 30, 2005 and $0.7 million for the nine months ended September 30, 2005 compared to $0.2 million for the three months ended September 30, 2005 and $0.5 million for the nine months ended September 30, 2004. Interest expense for the three and nine months ended September 30, 2004 is related to our borrowings for equipment purchases under our previous Silicon Valley Bank line of credit and the premium paid to pay off this line of credit in March 2004, as well as the amounts incurred under the equipment line of credit with Lighthouse Capital Partners, V, L.P., or Lighthouse. Interest expense for the three and nine months ended September 30, 2005 is the result of borrowings under our line of credit with Lighthouse used to finance capital equipment purchases. We expect that our interest expense will increase as we finance additional capital expenditures during the remainder of 2005 using our line of credit with Lighthouse.
     Other income (expense) was ($1) in the three months ended September 30, 2005 and $90 in the nine months ended September 30, 2005, compared to $0 for the three months ended September 30, 2004 and ($37) in the nine months ended September 30, 2004. These increases are due primarily to realized foreign currency gains on intercompany transactions as a result of the decrease in the conversion rate of the Euro versus the U.S. Dollar in the three months and nine months ended September 30, 2005.

Liquidity and Capital Resources
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2005	2004
Net loss	$(28,423)	$(26,954)
Adjustments to reconcile net loss to net cash used in operating activities	7,965	7,076
Changes in operating assets and liabilities	357	3,744

Net cash used in operating activities	(20,101)	(16,134)
Net cash provided by (used in) investing activities	6,796	(37,933)
Net cash provided by financing activities	466	45,449
Effect of exchange rate on cash	(255)	(31)

Net decrease in cash and cash equivalents	(13,094)	(8,649)
Cash and cash equivalents, beginning of period	20,272	23,193

Cash and cash equivalents, end of period	$7,178	$14,544

     We commenced operations in June 2002 and since our inception, we have generated significant losses. As of September 30, 2005, we had an accumulated deficit of $91.4 million. As of September 30, 2005, we had cash, cash equivalents and marketable securities of $24.8 million, compared to cash, cash equivalents and marketable securities of $46.0 million as of December 31, 2004. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices.
     Operating activities
     We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. This trend continued in the nine months ended September 30, 2005 as our use of cash in our operating activities increased as compared to the nine months ended September 30, 2004 due to our higher net loss and changes in our operating assets and liabilities. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments primarily consist of stock-based compensation, depreciation, amortization and, in the nine months ended September 30, 2005, non-cash license expense. Non-cash stock-based compensation increased due to the increase of the fair value of stock options variable accounting, the issuance of additional stock options with variable accounting and the vesting of a stock option upon the execution of the collaboration agreement with Novartis. In addition, in 2005 we recorded a $2.1 million non-cash license expense related to the June 2005 amendment of our license agreement with Garching, which resulted in the issuance of 270,000 shares of our common stock in July 2005. Depreciation expense has increased as a result of additional property and equipment we have acquired to expand our research capacity and support the growth of our infrastructure, mainly in our new corporate headquarters and research facilities in Cambridge, Massachusetts, which we moved into in April 2004. Amortization expense is associated with intangible assets recorded in connection with our acquisition of Ribopharma AG, now Alnylam Europe AG, in July 2003. In addition, changes in our operating assets and liabilities have affected our net cash used in operating activities since our inception. The decrease in these changes is primarily due to decreases in accrued liabilities due primarily to our January 2005 payment of $2.0 million to Isis under our March 2004 license agreement and decreases in deferred revenue. These decreases were offset by cash receipts in connection with our collaborations, and InterfeRx and research reagent license agreements.
     Investing activities
     In the nine months ended September 30, 2004, we began investing the proceeds from our initial public offering and other equity financing proceeds in marketable securities, which was our most significant investing activity during this period. In addition, we made significant investments in property and equipment during the nine months ended September 30, 2004 due to the expansion of our operations into new corporate headquarters and research facilities in Cambridge, Massachusetts in April 2004. These activities resulted in a significant use of our cash in the nine months ended September 30, 2004. As our move into these facilities was completed in April 2004, we have experienced a significant decline in purchases of property and equipment. While we continue to purchase property and equipment to support the growth of our research and overall operations, these purchases were considerably lower in the nine months ended September 30, 2005 as compared to purchases made in the nine months ended September 30, 2004. In the nine months ended September 30, 2005, we increased our sales of marketable securities to fund our operating activities, which resulted in a net inflow of cash from investing activities during the nine months ended September 30, 2005.
     Financing activities
     Since our inception, we have funded our operations primarily through the sale of equity securities. Through September 30, 2005, we raised approximately $54.8 million in net proceeds from the sale of redeemable convertible preferred stock and approximately $35.3 million from the sale of common stock, including $29.9 million from the sale of 5.75 million shares of our common stock in our initial public offering, which was completed in June 2004.
     Certain of our sales of equity securities have been in connection with our strategic collaboration and licensing agreements. In connection with our March 2004 collaboration and license agreement with Isis, Isis purchased 1,666,667 shares of our Series D preferred stock for $10.0 million which were converted into 877,193 shares of our common stock upon the closing of our initial public offering in June 2004. In September 2003, we entered into a collaboration and license agreement with Merck for the development of RNAi-based technology and therapeutics. In connection with this agreement, Merck purchased 1,000,000 shares of our Series C preferred stock for $5.0 million, which were converted into 526,315 shares of our common stock upon the closing of our initial public offering, and 710,273 shares of our common stock for $5.0 million in December 2004.
     In addition to sales of equity securities, we have financed a portion of our property and equipment purchases through the establishment of equipment lines of credit. In December 2002, we established a $2.5 million equipment line of credit under which we drew down approximately $2.1 million in 2003, of which $1.8 million was repaid in March 2004. In March 2004, we entered into an equipment line of credit with Lighthouse to finance leasehold improvements and equipment purchases of up to $10.0 million. The borrowings bear interest at 3% over the prime rate of interest (9.75% at September 30, 2005) plus an additional 11.5% due in July 2009. We were required to make interest-only payments on all draw-downs through June 30, 2005, at which point all draw-downs made prior to June 30, 2005 began to be repaid over 48 months. All draw-downs subsequent to June 30, 2005 will be repaid in equal installments over the period from the applicable draw-down date through June 2009. The borrowings are collateralized by the assets financed. At September 30, 2005, we had an outstanding balance of $8.0 million under this facility. The terms of the Lighthouse agreement include covenants which limit our ability to sell or transfer certain assets or businesses. In June 2005, we entered into an amendment to our agreement with Lighthouse to extend the drawdown period of the loan through December 31, 2005.
     Based on our current operating plan, we believe that our existing resources, together with the cash we expect to generate under our current alliances, including our October 2005 alliance with Novartis, will be sufficient to fund our planned operations beyond the end of 2006, during which time we expect to extend the capabilities of our technology platform, further the development of our products, conduct clinical trials and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop and commence clinical trials for any product candidates we identify.
     We may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue.
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
     Contractual Obligations and Commitments
     The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in our contractual obligations and commitments since December 31, 2004.
     Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. In April 2005, the SEC delayed the effective date of SFAS 123R to financial statements issued for the first annual period beginning after June 15, 2005. As a result, we will adopt and comply with the requirements of SFAS 123R in the three months ending March 31, 2006. We are currently assessing the impact that the adoption of this standard will have on our financial position and results of operations and the method by which we will implement this standard, however, we expect stock compensation expense to materially increase as a result of the adoption of this standard.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
     We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
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
     We have experienced significant operating losses since our inception. As of September 30, 2005, we had an accumulated deficit of $91.4 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies, but cannot be certain that we will be able to secure or maintain these collaborations or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. To date, our collaboration and license agreements have provided us with minimal revenue. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.
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
     We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in Alnylam. While the exercise of this right may provide us with additional funding under some circumstances, Novartis’ exercise of this right may also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
Risks Related to Our Dependence on Third Parties
Our collaboration with Novartis is important to our business. If this collaboration is unsuccessful, Novartis terminates this collaboration or this collaboration results in competition between us and Novartis for the development of drugs targeting the same diseases, our business could be adversely affected.
     In October 2005, we entered into a collaboration agreement with Novartis Institutes for BioMedical Research, Inc., an affiliate of Novartis Pharma AG, who with Novartis Pharma AG, we refer to as Novartis. Under this agreement, Novartis will select disease targets towards which the parties will collaborate to develop drug candidates. Novartis will pay a portion of the costs to develop these drug candidates and will commercialize and market any products derived from this collaboration. In addition, Novartis will pay us certain pre-determined amounts based on the achievement of pre-clinical and clinical milestones as well as royalties on the annual net sales of any products derived from this collaboration. This collaboration has an initial term of three years that may be extended by Novartis for two additional one-year terms. Novartis may elect to terminate this collaboration after two years under some circumstances and either party may terminate this collaboration in the event of a material uncured breach by the other party. We expect that a substantial amount of the funding for our operations will come from this collaboration. If this collaboration is unsuccessful, or if it is terminated, our business could be adversely affected.
     This agreement also provides Novartis with a non-exclusive option to integrate our intellectual property into Novartis’ operations and develop products without our involvement for a pre-determined fee. If Novartis elects to exercise this option, Novartis could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Novartis has significantly greater financial resources than we do and has far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Novartis in the development of RNAi-based drugs targeting the same disease. The exercise by Novartis of this option could adversely affect our business.
     Our agreement with Novartis allows us to continue to develop products on our own with respect to targets not selected by Novartis for inclusion in the collaboration. We may need to form additional alliances to develop products. However, our agreement with Novartis provides Novartis with a right of first offer in the event that we propose to enter into an agreement with a third party with respect to such targets. This right of first offer may make it difficult for us to form future alliances with other parties, which could impair development of our own products. If we are unable to develop products independent of Novartis, our business could be adversely affected.
We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.
     We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. Accordingly, we have entered into alliances with other companies that can provide such capabilities and may need to enter into additional alliances in the future. For example, we may enter into alliances with major pharmaceutical companies to jointly develop specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our pharmaceutical collaborators to provide substantial capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms due to various factors, including Novartis’ right of first offer. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.
     We entered into a collaboration agreement with Merck in September 2003, under which Merck may elect to pay a portion of the costs to develop and market certain drug candidates that we may initially develop based on information and materials provided by Merck. Merck is under no obligation to pay any of the development and commercialization costs for any of these drug candidates, and they may elect not to do so. For drug candidates from our Merck collaboration that Merck does not elect to fund, and for drug candidates we may develop outside of this collaboration, we have formed additional collaborations to fund all or part of the costs of drug development and commercialization, such as our collaboration with Novartis, the second collaboration and license agreement we entered into with Merck for ocular disease as well as collaborations with Medtronic and CFFT. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.
If any collaborator terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.
     Our dependence on collaborators for capabilities and funding means that our business would be adversely affected if any collaborator terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.
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
     We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-GMP material for use in in vitro and in vivo experiments. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic RNAi. We have contracted with Dowpharma, a division of The Dow Chemical Company, for supply of material to meet our testing needs for toxicology and clinical testing. There are risks inherent in pharmaceutical manufacturing that could affect Dowpharma’s ability to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis failures and contamination during the manufacturing process, both of which could result in unusable product and cause delays in our development process. The manufacturing process for any products that we may develop is an element of the FDA approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
     Since we commenced operations in 2002, we have grown rapidly to over 77 full time equivalent employees, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. This rapid and substantial growth, and the geographical separation of our sites, has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two different countries. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
     In addition to our operations in Cambridge, Massachusetts, we operate an office and laboratory in Kulmbach, Germany. We are subject to a number of risks and challenges that specifically relate to these international operations. Our international operations may not be successful if we are unable to meet and overcome these challenges, which could limit the growth of our business and may have an adverse effect on our business and operating results. These risks include:
•	fluctuations in foreign currency exchange rates that may increase the U.S. dollar cost of our international operations;

•	difficulty managing operations in multiple locations, which could adversely affect the progress of our product candidate development program and business prospects;

•	local regulations that may restrict or impair our ability to conduct biotechnology-based research and development; · foreign protectionist laws and business practices that favor local competition; and

•	failure of local laws to provide the same degree of protection against infringement of our intellectual property, which could adversely affect our ability to develop product candidates or reduce future product or royalty revenues, if any, from product candidates we may develop.
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
     Some drug candidates that we develop may need to be administered using specialized drug delivery devices. We believe that any product candidate we develop for PD or other central nervous system diseases will need to be administered using such a device. For neurodegenerative diseases, we have entered into a collaboration agreement with Medtronic to pursue potential development of drug-device combinations incorporating RNAi therapeutics. We may not achieve successful development results under this collaboration and may need to seek other collaboration partners to develop alternative drug delivery systems, or utilize existing drug delivery systems, for the delivery of Direct RNAi therapeutics for these diseases. While we expect to rely on drug delivery systems that have been approved by the FDA or other regulatory agencies to deliver drugs like ours to similar physiological sites, we, or our collaborator, may need to modify the design or labeling of such delivery device for some products we may develop. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified delivery device. Further, to the extent the specialized delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device, or its labeling, and to obtain any additional approvals or clearances. In cases where we do not have an ongoing collaboration with the company that makes the device, obtaining such additional approvals or clearances and the cooperation of such other company could significantly delay and increase the cost of obtaining marketing approval, which could reduce the commercial viability of our drug candidate. In summary, we may be unable to find, or experience delays in finding, suitable drug delivery systems to administer Direct RNAi therapeutics, which could negatively affect our ability to successfully commercialize certain Direct RNAi therapeutics.
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
     Because the drugs we are intending to develop may represent a new class of drug, the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While we expect any RSV, PD, SCI, CF or pandemic flu product candidates we develop will be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there are approved treatments for RSV and PD, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.
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
     Other factors that we believe will materially affect market acceptance of our product candidates include:
•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration;

•	the willingness of patients to accept relatively new routes of administration;

•	the success of our physician education programs;

•	the availability of government and third-party payor reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments; and

•	the availability of alternative effective treatments for the diseases that product candidates we develop are intended to treat.
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
     We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for RSV, PD and CF. Virazole is currently marketed for the treatment of certain RSV patients, numerous drugs are currently marketed for the treatment of PD and two drugs, TOBI and Pulmozyme, are currently marketed for the treatment of CF. These drugs, or other of our competitors’ products, may be more effective, or marketed and sold more effectively, than any products we develop.
     If we successfully develop drug candidates, and obtain approval for them, we will face competition based on many different factors, including:
•	the safety and effectiveness of our products;

•	the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration;

•	the timing and scope of regulatory approvals for these products;

•	the availability and cost of manufacturing, marketing and sales capabilities;

•	price;

•	reimbursement coverage; and

•	patent position.
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
     In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working in the field of RNAi, including Sirna Therapeutics, Inc., Acuity Pharmaceuticals, Inc., Nucleonics, Inc., and CytRx Corporation. In addition, we granted licenses to Isis, GeneCare Research Institute Co., Ltd., Benitec Ltd., Nastech Pharmaceutical Company Inc. as well as others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us.
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
     A German Utility Model covering RNAi composition was registered in 2003, and a patent covering RNAi compositions and their use was granted by the European Patent Office, or EPO, in 2002, in South Africa in 2003 and accepted for grant in Australia in 2004. Related patent applications are pending in other countries, including the United States. A German Utility Model is a form of patent that is directed only to physical matter, such as medicines, and does not cover methods. The maximum period of protection afforded by the German Utility Model ends in 2010. After the grant by the EPO of the Kreutzer-Limmer patent, published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention. Each of the oppositions raises a number of grounds for the invalidation of the patent, including the use of disclaimer practice. The EPO opposition division in charge of the opposition proceedings may agree with one or more of the grounds and could revoke the patent in whole or restrict the scope of the claims. In June 2005 the EPO granted us a new patent covering short interfering RNAs, or siRNAs, including therapeutic compositions, methods and uses of siRNAs and derivatives with a length between 15 and 49 nucleotides. The notification grant of this patent was published on June 8, 2005 under publication number EP 1214945. However, this patent may also become the subject of opposition, which could result in its invalidation. It may be several years before the outcome of any opposition proceeding is decided by the EPO.
     In addition, the Enlarged Board of Appeal at the EPO rendered a decision in an unrelated case covering what is known as “disclaimer practice”. With a disclaimer, a patent applicant gives up, or disclaims, part of the originally claimed invention in a patent application in order to overcome prior art and adds a limitation to the claims which may have no basis in the original disclosure. The Enlarged Board determined that disclaimer practice is allowed under the European Patent Convention under a defined set of circumstances. It now has to be determined as part of the opposition proceedings regarding the Kreutzer-Limmer patent whether a certain limitation introduced during the prosecution of EP 1155623 represents a disclaimer and, if so, whether the use of a disclaimer during the prosecution of this case falls within one of the allowable circumstances. Determination by the EPO opposition division that the use of the disclaimer in this case does not fall under one of the allowed circumstances could result in the invalidation of the Kreutzer-Limmer patent. Even if the EPO opposition division determines that the use of a disclaimer is permissible, the Kreutzer-Limmer patent would remain subject to the other issues raised in the opposition. If the Kreutzer-Limmer patent is invalidated or limited for any reason, other companies will be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.
     Furthermore, one party has given notice to the Australian Patent Office, IP Australia, on March 9, 2005, that it opposes the grant of AU 778474. This Australian patent derives from the same parent international patent application that gave rise to EP 1144623B9, and is of similar, but not the same, scope. In particular, its claims do not rely upon a disclaimer. The opposing party recently furnished the grounds for its opposition, and has until December 9, 2005, to submit documents in support of the stated grounds. Like the proceedings in the EPO, these proceedings may take several years before an outcome becomes final.
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
     For two important pending patent applications, owned in part or solely by the Max Planck organization of Germany, our amended licenses with Garching Innovation GmbH, a related entity to the Max Planck organization, require us to maintain a minimum level of employees in Germany. If we fail to comply with this condition, the owners of the patent applications that are the subject of these licenses may have the right to grant a similar license to one other company. We regard these pending patent applications as significant because they relate to important aspects of the structure of siRNA molecules and their use as therapeutics.
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
     The holders of approximately 14.1 million shares of our common stock have rights to require us to file registration statements under the Securities Act or to include their shares in registration statements that we may file in the future for ourselves or other stockholders.
Insiders have substantial influence over Alnylam and could delay or prevent a change in corporate control.
     Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, approximately 19% of our outstanding common stock as of September 30, 2005. As a result, these stockholders, if acting together, may have the ability to significantly affect the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, in October 2005, Novartis purchased 19.9% of our outstanding common stock as of the date of its purchase. Accordingly, these concentrations of ownership may harm the market price of our common stock by:
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
     Our $10.0 million equipment line of credit with Lighthouse Capital Partners V, L.P. bears an interest rate of prime plus 3% (9.75% at September 30, 2005). The interest rate on each draw that we make under this line of credit is fixed at the time the draw is made. As a result, any changes in the prime rate will not affect our future payments for existing debt outstanding under this line of credit.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and chief operating officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in
Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief operating officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     From the effective date of our Registration Statement on Form S-1, May 27, 2004, through September 30, 2005, we have utilized approximately $27.6 million of the net proceeds of our initial public offering to fund our operations, approximately $1.2 million to fund capital equipment purchases and approximately $0.6 million to make interest payments on our note payable. The net unused offering proceeds have been invested into short-term investment-grade securities and money market accounts.

ITEM 6. EXHIBITS

3.1
Certificate of Designations of Series A Junior Participating Preferred Stock of Alnylam Pharmaceuticals, Inc. (filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on July 14, 2005 and incorporated herein by reference).

4.1
Rights Agreement dated as of July 13, 2005 between Alnylam Pharmaceuticals, Inc. and Equiserve Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on July 14, 2005 and incorporated herein by reference).

10.1
Stock Purchase Agreement, dated as of September 6, 2005, by and between Alnylam Pharmaceuticals, Inc. and Novartis Pharma AG (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 12, 2005 and incorporated herein by reference).

10.2
Investor Rights Agreement, dated as of September 6, 2005, by and between Alnylam Pharmaceuticals, Inc. and Novartis Pharma AG (filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 12, 2005 and incorporated herein by reference).

10.3†
Research Collaboration and License Agreement effective as of October 12, 2005 by and between Alnylam Pharmaceuticals, Inc. and Novartis Institutes for BioMedical Research, Inc. (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 12, 2005 and incorporated herein by reference).

10.4
Form of Nonstatutory Stock Option Agreement (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 13, 2005 and incorporated herein by reference).

10.5
Form of Restricted Stock Agreement (filed with the Securities and Exchange Commission as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on July 13, 2005 and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Operating Officer and Treasurer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1
Certification of President and Chief Executive Officer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2
Certification of Chief Operating Officer and Treasurer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

Name	Title

/s/ John M. Maraganore John M. Maraganore	President and Chief Executive Officer (Principal Executive Officer)

/s/ Barry E. Greene Barry E. Greene	Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)