Form 10-Q
period 2006-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2006-05-09
CIK 1178670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☑                  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2006, the registrant had 31,982,327 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND DECEMBER 31, 2005	1
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005	2
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005	3
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	22

ITEM 5. OTHER INFORMATION	40

ITEM 6. EXHIBITS	40

SIGNATURES	41
EX-10.3 AMENDMENT NO. 2 TO ADDENDUM RE: INFLUENZA PROGRAM
EX-31.1 SECTION 302 CERTIFICATION OF THE C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF THE C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF THE C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF THE C.F.O.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$56,804	$15,757
Marketable securities	75,471	64,245
Collaboration receivables	3,116	609
Related party notes receivable	—	146
Prepaid expenses and other current assets	1,729	1,657

Total current assets	137,120	82,414
Property and equipment, net of accumulated depreciation of $5,862 and $5,097 at March 31, 2006 and December 31, 2005, respectively	11,359	10,580
Intangible assets, net of accumulated amortization of $1,247 and $1,143 at March 31, 2006 and December 31, 2005, respectively	2,387	2,491
Restricted cash	2,313	2,313
Other assets	508	550

Total assets	$153,687	$98,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,928	$1,975
Accrued expenses	3,669	3,899
Current portion of notes payable	2,006	1,876
Deferred revenue	10,387	10,734

Total current liabilities	19,990	18,484
Deferred revenue, net of current portion	8,070	10,099
Deferred rent	2,391	2,467
Notes payable, net of current portion	5,320	5,519

Total liabilities	35,771	36,569

Stockholders’ equity:

Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—

Common stock, $0.01 par value, 125,000,000 shares authorized; 32,057,171 shares issued and 31,974,277 shares outstanding as of March 31, 2006; 26,721,149 shares issued and 26,638,255 shares outstanding as of December 31, 2005	320	267
Additional paid-in capital	234,057	170,033
Deferred stock compensation	(1,611)	(2,460)
Accumulated other comprehensive loss	(71)	(142)
Accumulated deficit	(114,779)	(105,919)

Total stockholders’ equity	117,916	61,779

Total liabilities and stockholders’ equity	$153,687	$98,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$5,717	$1,643

Cost and expenses:

Research and development (1)	11,930	5,372
General and administrative (1)	3,584	2,952

Total costs and expenses	15,514	8,324

Loss from operations	(9,797)	(6,681)

Other income (expense):
Interest income	1,260	264
Interest expense	(238)	(225)
Other (expense) income, net	(85)	42

Total other income	937	81

Net loss	$(8,860)	$(6,600)

Net loss per common share — basic and diluted	$(0.30)	$(0.32)

Weighted average common shares used to compute basic and diluted net loss per common share	30,028	20,435

Comprehensive loss:
Net loss	$(8,860)	$(6,600)
Foreign currency translation adjustments	71	(198)
Unrealized loss on marketable securities	(1)	(31)

Comprehensive loss	$(8,790)	$(6,829)

(1) Non-cash stock-based compensation expense included in these amounts are as follows:
Research and development	$1,530	$173
General and administrative	845	307

Total non-cash stock-based compensation	$2,375	$480

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,860)	$(6,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	789	675
Non-cash stock-based compensation	2,375	480
Realized foreign currency losses	19	—
Collaboration receivables	(2,507)	(1,008)
Prepaid expenses and other assets	79	(18)
Accounts payable	1,947	752
Accrued expenses	(207)	(2,190)
Deferred revenue	(2,376)	270
Deferred tax asset	38	—

Net cash used in operating activities	(8,703)	(7,639)

Cash flows from investing activities:
Purchases of property and equipment	(1,484)	(607)
Purchases of marketable securities	(25,239)	(7,956)
Sales of marketable securities	14,013	7,655

Net cash used in investing activities	(12,710)	(908)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	62,551	37
Proceeds from notes payable	377	565
Repayments of notes payable	(446)	—

Net cash provided by financing activities	62,482	602

Effect of exchange rate on cash	(22)	(112)

Net increase (decrease) in cash and cash equivalents	41,047	(8,057)
Cash and cash equivalents, beginning of period	15,757	20,272

Cash and cash equivalents, end of period	$56,804	$12,215

Supplementary information:
Cash paid for interest	$161	$135

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments which are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s consolidated financial statements for the year ended December 31, 2005, which were filed in the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 16, 2006. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
Principles of Consolidation
     The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, Alnylam U.S., Inc. and Alnylam Europe AG. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Accounting for Stock-Based Compensation
     As of March 31, 2006, an aggregate of 5,690,556 shares of common stock were reserved for issuance under the Company’s 2004 Stock Incentive Plan, including outstanding options to purchase 3,806,398 shares of common stock and 1,884,158 shares were available for future grant. Each option shall expire within ten years of issuance. Options granted generally vest at a rate of 25 percent on the first anniversary of the grant date and 6.25 percent of the shares each successive three-month period until fully vested.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for employee share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense on a straight-line basis over the vesting period in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under that transition method, stock-based compensation expense recognized for the first quarter of 2006 includes compensation for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.
     For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123, as amended, and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” under which compensation expense is generally recognized over the vesting period of the award, which is generally the period during which services are rendered by such non-employees. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards. Stock options generally vest over a four-year service period. The Company has two equity instruments that are required to be evaluated under SFAS 123R, stock option plans and an employee stock purchase plan.
     Upon the adoption of SFAS 123R, $0.8 million of the Company’s deferred stock-based compensation balance of $2.5 million as of December 31, 2005, which was accounted for under APB 25, was reclassified against additional paid-in-capital. The remaining portion of deferred stock-based compensation balance at March 31, 2006 is composed of $0.3 million relating to the intrinsic value of stock options granted below fair market value that were accounted for under the minimum value method since the Company’s stock was not publicly traded and $1.3 million relating to the fair value of non-employee grants. The deferred compensation for non-employee grants will be recorded as an expense over the vesting period of the underlying stock options using the method prescribed by FASB Interpretation No. 28. At the end of each financial reporting period prior to vesting, the value of these options (as calculated using the Black-Scholes option pricing model) will be re-measured using the then current fair value of the Company’s common stock. At that point, deferred compensation and the non-cash compensation recognized during that period will be adjusted accordingly. Since the fair market value of the common stock options granted to non-employees is subject to change in the future, the amount of future compensation expense recognized will be adjusted until the stock options are fully vested. The Company recognized $1.0 million of stock-based compensation expense related to these non-employee options for the three months ended March 31, 2006.
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three months ended March 31, 2005, in thousands, except per share amounts. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three
Months
Ended
March 31,
2005
Net loss, as reported	$(6,600)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	515
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(839)

Pro forma net loss	$(6,924)

Basic and diluted net loss per common share, as reported	$(0.32)

Basic and diluted net loss per common share, pro forma	$(0.34)

     The fair value of stock options at date of grant, based on the following assumptions, was estimated using the Black-Scholes option-pricing model. The Company’s expected stock-price volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly available as well as the historical volatility of our publicly traded stock. For stock option grants issued during the three-month period ended March 31, 2006, the Company used a weighted-average expected stock-price volatility of 67%. The expected life assumption is based on the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options (10 years) with the vesting term (2.2 years) for an average of 6.1 years. The dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. Based on historical experience the Company has assumed an annualized forfeiture rate of 4.35% for its stock options. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated. Under the provisions of SFAS 123R, the Company recorded $1.4 million of stock-based compensation for the three months ended March 31, 2006. No amounts relating to the stock-based compensation have been capitalized.

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.88%	3.55%
Expected dividend yield	—	—
Expected option life	6.1 years	5 years
Expected volatility	67%	72%
     As of March 31, 2006, there remained approximately $8.4 million of unearned compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of approximately 1.5 years.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Presented below is the Company’s stock option activity:

	Three Months Ended
	March 31, 2006		March 31, 2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	3,907,127	$5.73	2,851,967	$2.91
Granted	133,250	$13.41	5,000	$7.84
Exercised	(220,061)	$1.82	(59,560)	$0.61
Cancelled	(13,918)	$4.54	—	$—

Outstanding at end of period	3,806,398	$6.23	2,797,407	$2.96

Options exercisable at end of period	1,469,196		789,641

Weighted average fair value of options granted		$8.71		$4.82
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted	Weighted Average
	Number	Average	Remaining		Average	Remaining
	of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Price Range	Options	Price	Life (in years)	Options	Price	Life (in years)
$0.48	864,130	$0.48	7.07	689,171	$0.48	—
$0.95	574,282	$0.95	7.79	316,171	$0.95	—
$5.23 — $6.78	716,732	$6.64	8.66	207,798	$6.66	—
$6.86 — $12.96	832,371	$8.64	9.15	256,056	$7.46	—
$13.11 — $17.26	818,883	$13.19	9.70	-	$—	—

	3,806,398	$6.23	8.50	1,469,196	$2.67	7.73

     The aggregate intrinsic value of outstanding options as of March 31, 2006 was $43.2 million, of which $21.9 million related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on March 31, 2006 ($17.59) and the exercise price of the underlying options. The intrinsic value of options exercised was $3.0 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. The intrinsic value of options vested during the period was $2.0 million.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The weighted average fair value of stock purchase rights granted as part of the 2004 Purchase Plan during the three months ended March 31, 2006 was $4.18. The fair value was estimated using the Black-Scholes option-pricing model. The Company used a weighted-average stock-price volatility of 70%, option life assumption of one year and risk-free rate of 4.18%.
Founders’ Shares
     During 2002, the Company sold 1,294,716 shares of common stock to the Company’s founders, including certain non-employees, in exchange for $0.0001 per share, which represented the fair market value of the common stock on the date of sale, as determined by management and approved by the board of directors. In July 2002, the Company sold 47,368 shares of common stock to a consultant for $0.19 per share, which represented the fair market value of the common stock on the date of sale, as determined by management. This common stock is subject to a restricted stock agreement. There were no grants or forfeitures for the three months ended March 31, 2006 and there were 47,352 shares of unvested restricted common stock at March 31, 2006. The total fair value of shares vested during the three months ended March 31, 2006 was $0.2 million.
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
     The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2006	2005
Options to purchase common stock	3,806,398	2,797,407
Warrants to purchase common stock	52,630	52,630
Unvested restricted common stock	47,352	276,976
Options that were exercised before vesting	52,503	123,855

	3,958,883	3,250,868

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. NOTES PAYABLE
     On March 31, 2006, the Company entered into an agreement with Oxford Finance Corporation (“Oxford”) to establish an equipment line of credit for $7.0 million to help support capital expansion of our facility in Cambridge, Massachusetts and capital equipment purchases. On March 31, 2006, the Company borrowed an aggregate of approximately $388,000 from Oxford pursuant to the agreement. Of such amount, approximately $241,000 bears interest at a fixed rate of 10.07% and is required to be repaid in 48 monthly installments of principal and interest beginning on March 31, 2006. The remainder of such amount, approximately $147,000, bears interest at a fixed rate of 10.09% and is required to be repaid in 36 monthly installments of principal and interest beginning on March 31, 2006.
     In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. In June 2005, the parties amended the agreement to allow the Company the ability to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. The outstanding principal bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005, which bears interest at a fixed rate of 10.25%, maturing at various dates through December 2009. The Company was required to make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs began to be repaid over 48 months. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense.
     In connection with the agreement, the Company issued to Lighthouse and an affiliate of Lighthouse warrants to purchase redeemable convertible preferred stock, which were converted into warrants to purchase 52,630 shares of the Company’s common stock at an exercise price of $9.50 per share upon the closing of the Company’s initial public offering in June 2004. The Company recorded the fair value of these warrants of $0.6 million as a deferred financing cost which is being amortized to interest expense over the 63-month repayment term of the first advance. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.49%, no dividend yield and a seven-year term.
     As of March 31, 2006, future cash payments under the notes payable to Lighthouse and Oxford, including interest, are as follows, in thousands:

Remainder of 2006	$1,938
2007	2,583
2008	2,583
2009	2,298
2010	12

Total through 2010	9,414
Less: portion representing interest	2,088

Principal	7,326
Less: current portion	2,006

Long-term notes payable	$5,320

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SIGNIFICANT AGREEMENTS
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
     Under the terms of the Collaboration and License Agreement, the parties will work together on a defined number of selected targets, as defined in the Collaboration and License Agreement, to discover and develop therapeutics based on RNA interference (“RNAi”). The Collaboration and License Agreement has an initial term of three years and may be extended for two additional one-year terms at the election of Novartis. In addition, Novartis may terminate the Collaboration and License Agreement after a period of two years under certain circumstances or in the event that the Company materially breaches its obligations. The Company may terminate the agreement with respect to particular programs, products and or countries in the event of certain material breaches of obligations by Novartis, or in its entirety under certain circumstances for multiple such breaches. Novartis made up-front payments totaling $10.0 million to the Company in October 2005 in consideration for the rights granted to Novartis under the Collaboration and License Agreement and to reimburse prior costs incurred by the Company to develop in vivo RNAi technology. In addition, the Collaboration and License Agreement includes terms under which Novartis will provide the Company with research funding and milestone payments as well as royalties on annual net sales of products resulting from the Collaboration and License Agreement. The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate the Company’s intellectual property relating to certain RNAi technology into Novartis’ operations under certain circumstances (the “Integration Option”). In connection with the exercise of the Integration Option, Novartis will be required to make certain additional payments to the Company. The terms of the Collaboration and License Agreement allow the Company to retain the right to discover, develop, commercialize or manufacture compounds that function through the mechanism of RNAi or products that contain such compounds as an active ingredient with respect to targets not selected by Novartis for inclusion in the Collaboration and License Agreement provided that Novartis has a right of first offer in the event that the Company proposes to enter into an agreement with a third party with respect to any such target. The Company recognized approximately $4.4 million in revenues during the three months ended March 31, 2006 and has $13.9 million of deferred revenue on its balance sheet related to such agreements at March 31, 2006.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Novartis Pandemic Flu Alliance
     In February 2006, the Company entered into a separate alliance with Novartis for the development of RNAi therapeutics for pandemic flu (“Novartis Flu Agreement”). The Novartis Flu Agreement supplements and, to the extent described therein, supersedes in relevant part the collaboration and license agreement for the broad Novartis alliance. Under the terms of the Novartis Flu Agreement, the Company and Novartis have joint responsibility for development of RNAi therapeutics for pandemic flu. Novartis will have primary responsibility for commercialization of such RNAi therapeutics worldwide, but the Company will be actively involved, and may in certain circumstances take the lead, in commercialization in the United States. The Company is eligible to receive significant funding from Novartis for its development efforts on RNAi therapeutics for pandemic flu, and to receive a significant share of any profits. The Company recognized approximately $0.8 million in revenues during the three months ended March 31, 2006 under the Novartis Flu Agreement.
Collaboration Agreement with Merck & Co.
     In September 2003, the Company entered into a five-year strategic alliance with Merck to develop RNAi-based technology and therapeutics. For technology development, Merck and the Company each committed to devote resources, including full-time equivalents and expertise, to the collaborative development of advanced RNAi technology. As of March 31, 2006, the Company has deferred revenue on its balance sheet of $2.3 million related to an upfront cash payment and additional license fee payments received from Merck. In the three months ended March 31, 2006 and March 31, 2005, the Company recognized revenue of $0.2 million and $0.1 million, respectively, under this agreement.
Merck Ocular Collaboration
     In June 2004, the Company entered into an ocular collaboration and license agreement with Merck. The agreement is a multi-year collaboration to develop and commercialize RNAi therapeutics for ocular diseases. This collaboration has been focused on age-related macular degeneration (“AMD”) and other ocular diseases caused by abnormal growth or leakage of small blood vessels in the eye. The Company’s existing program to develop a Direct RNAi(TM) therapeutic for the treatment of AMD was incorporated into this collaboration. As of March 31, 2006, the Company has deferred revenue on its balance sheet of $2.2 million related to a license fee and upfront reimbursements for prior research and development. During the three months ended March 31, 2006 and March 31, 2005, the Company recorded net cost reimbursement and amortization revenues of $0.1 million and $1.3 million, respectively.
4. PUBLIC OFFERING OF COMMON STOCK
     On January 31, 2006, the Company completed a public offering of its common stock. The public offering consisted of the sale and issuance of 5,115,961 shares of the Company’s common stock. The price to the public was $13.00 per share, and proceeds to the Company from the offering, net of expenses, were approximately $62.2 million. The shares of common stock were registered pursuant to registration statements filed with Securities and Exchange Commission in 2006 and 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.
Overview
     We are a biopharmaceutical company seeking to develop and commercialize new drugs that work through a recently discovered mechanism in cells known as RNA interference, or RNAi. We believe that RNAi therapeutics have the potential to become a major class of drugs with applications in a wide range of therapeutic areas. We have initiated programs to develop RNAi therapeutics that will be administered directly to diseased parts of the body, which we call Direct RNAi™ therapeutics. We are also working to extend our capabilities by investing in RNAi therapeutics that will be administered systemically in order to treat a broad range of diseases, which we call Systemic RNAi™ therapeutics. To realize the potential of RNAi therapeutics, we are developing capabilities that we can apply to any specific small interfering RNA, or siRNA, in a systematic way to endow it with drug-like properties. We use the term “product platform” to describe these capabilities because we believe they will enable us to develop many products across a variety of therapeutic areas. We have not received regulatory approval to market any therapeutics. In November 2005, we submitted an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, to initiate a human clinical trial of ALN-RSV01, our proprietary RNAi therapeutic for the treatment of patients with respiratory syncytial virus, or RSV, infection. We initiated human clinical trials of ALN-RSV01 in December 2005 and released the results from the trials in May 2006. ALN-RSV01 was found to be safe and well tolerated when administered intranasally in two Phase I clinical studies.
     We commenced operations in June 2002. Since our inception, we have generated significant losses. As of March 31, 2006, we had an accumulated deficit of $114.8 million. Through March 31, 2006, we have funded our operations primarily through the net proceeds of approximately $210.0 million from the sale of equity securities, including $29.9 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering in June 2004, $58.4 million in net proceeds from the sale of approximately 5.3 million shares of our common stock to Novartis Pharma AG, or Novartis, in October 2005 and approximately $62.2 million of net proceeds from a follow-on public offering of approximately 5.1 million shares of our common stock in January 2006. Through March 31, 2006, a substantial portion of our total net revenues have been derived from our strategic alliances with Novartis and Merck and Co., Inc., or Merck. In September 2003, we began working with Merck under a collaboration agreement for the development of RNAi-based technology and therapeutics. In June 2004, we began working with Merck under a cost sharing collaboration agreement for the co-development of Direct RNAi therapeutics for the treatment of ocular diseases. We expect our revenues to continue to be derived primarily from strategic alliances, such as our collaborations with Novartis and Merck, and license fee revenues.
     We have focused our efforts since inception primarily on business development, research and development, acquiring intellectual property rights, recruiting management and technical staff, and raising capital. We currently have programs focused in a number of therapeutic areas, however, we are unable to predict when, if ever, we will be able to commence sales of any product. We have not achieved profitability on a quarterly or annual basis and we expect to incur significant additional losses over the next several years. We expect our net losses to increase primarily due to research and development activities relating to our collaborations, drug development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, proceeds from equipment lines of credit and milestone payments under existing and future collaborative arrangements.

     Research and Development
     Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. We have initiated programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as Direct RNAi drug candidates, and we expect to initiate additional programs as the capabilities of our product platform evolve. Included in our current programs are development programs, those programs for which we have established targeted timing for human clinical trials, and discovery programs, those programs for which we have yet to establish targeted timing for human clinical trials. Our most advanced development program is focused on RSV. In November 2005, we filed an IND related to our RSV program and initiated human clinical trials of ALN-RSV01 in December 2005. Our second development program is focused on another lung infection, influenza, or flu. We expect to submit an IND for an RNAi therapeutic for pandemic flu as early as the end of 2006. We also have discovery programs to develop Direct RNAi therapeutics for the treatment of the genetic respiratory disease known as cystic fibrosis; central nervous system disorders such as spinal cord injury, Parkinson’s disease, or PD, Huntington’s disease and neuropathic pain; ocular diseases such as age-related macular degeneration; and several other diseases that are the subject of collaborations with Merck and Novartis.
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
     There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to progress any product candidates into pre-clinical and clinical trials;

•	the scope, rate and progress of our pre-clinical trials and other research and development activities;

•	the scope, rate of progress and cost of our clinical trials of ALN-RSV01 and any other clinical trials we commence in the future;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.
     Any failure to complete any stage of the development of any potential products in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in “Risk Factors” below.
     Critical Accounting Policies and Estimates
     There has been one significant change to our critical accounting policies and estimates regarding stock-based compensation. Our other critical accounting policies are described in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2005.
     Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123R, or SFAS 123R, using the modified prospective method. Under that transition method, stock-based compensation expense recognized for the first three months of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, or SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.
     Prior to January 1, 2006, we accounted for employee stock awards granted under our compensation plans in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized on a straight-line basis over the vesting period. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with SFAS 123, as amended, and Emerging Issues Task Force, or EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18, under which compensation expense is generally recognized over the vesting period of the award.
     Determining the amount of stock based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values using the Black-Scholes valuation model. Our expected stock price volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly available as well as the historical volatility of our publicly traded stock. For stock option grants issued during the three-month period ended March 31, 2006, we used a weighted-average expected stock-price volatility assumption of 67%. Due to our short history of being a public company, we estimated the expected life of option grants made during the three months ended March 31, 2006 using the “simplified” method prescribed under SAB 107 since the grants qualify as “plain-vanilla” options, which averages the contractual term of the our options (10 years) with the vesting term (2.2 years) for an average of 6.1 years. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
     As of March 31, 2006, the estimated fair value of unvested employee awards was $8.1 million net of estimated forfeitures. The weighted average remaining vesting period for these awards is approximately 1.5 years. Stock-based employee compensation was $1.4 million for the three months ended March 31, 2006. However, the amount of stock-compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of share-based payments granted in the future as well as portion of the awards that actually vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 84% of our options will actually vest, and therefore have applied an annual forfeiture rate of 4.35% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Refer to

Note 1 — Summary of Significant Accounting Policies in our notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report of Form 10-Q for more discussion.
     Results of Operations
     The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2006	2005
Net revenues	$5,717	$1,643
Operating expenses	15,514	8,324
Loss from operations	$(9,797)	$(6,681)
Net loss	$(8,860)	$(6,600)
     Discussion of Results of Operations for the Three Months Ended March 31, 2006 and 2005
     Revenues
     The following table summarizes our total consolidated revenues for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2006	2005
Revenues recorded from collaboration agreements with Novartis	$5,169	$—
Net revenues recorded from collaboration agreements with Merck	308	1,401
Other revenues	240	242

Total revenues recorded	$5,717	$1,643

     Under our October 2005 collaboration and license agreement with Novartis, we received an up-front payment totaling $10.0 million in consideration for rights granted to Novartis under our collaboration and to partly reimburse prior costs incurred by us to develop in vivo RNAi technology. In addition, on October 12, 2005, Novartis purchased approximately 5.3 million shares at a purchase price of $11.11 per share for an aggregate purchase price of approximately $58.5 million. The closing price of our common stock on the date of purchase was $9.90. We recorded the difference between the purchase price and the closing price of $6.4 million as deferred revenue. We recognized revenues of $4.4 million under this collaboration with Novartis during the three months ended March 31, 2006.
     The February 2006 alliance with Novartis for the development of RNAi therapeutics for pandemic flu provides for the reimbursement of research costs incurred under this agreement as well as a share of any future profits. We recognized approximately $0.8 million in revenues during the three months ended March 31, 2006 under the pandemic flu collaboration with Novartis.
     Under our September 2003 collaboration and license agreement with Merck, we have received up-front and license payments, which have been deferred and are being recognized as revenue over six years, the estimated period of performance under this agreement. In September 2003, we received a $2.0 million payment and, in both September 2004 and September 2005, we received additional payments of $1.0 million from Merck related to this agreement. In June 2004, we entered into an additional collaboration and license agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases. Under the terms of the agreement, we received a $2.0 million license fee from Merck, as well as $1.0 million representing reimbursement of prior research and development costs, which we incurred on our pre-existing age-related macular degeneration, or AMD, program. These amounts are being amortized into revenues over the estimated period of performance under the collaboration agreement of eight years. In addition to up-front and milestone payments, this agreement provides for the sharing of research costs incurred under this agreement. We recognized revenues of $0.3 million for the three months ended March 31, 2006, as compared to $1.4 million in the three months ended March 31, 2005 under both agreements. The decrease in revenues related to these agreements was due to lower reimbursable AMD program expenses, for which development was suspended in September 2005, based on portfolio management and commercial factors.
     In addition to our collaboration agreements, we have an InterfeRx program under which we have licensed our intellectual property to others for the development and commercialization of RNAi therapeutics in narrowly defined therapeutic areas in which we are not currently engaged. We have also granted licenses to our intellectual property to others for the development and commercialization of research reagents and services. We expect these programs to provide revenues from license fees and royalties on sales by the licensees, subject to limitations under our agreements with Novartis. Under these programs, we recorded revenues of $0.2 million for both the three months ended March 31, 2006 and March 31, 2005, respectively.
     For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, collaborations and licensing activities.
     Operating expenses
     The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total expenses, together with the changes, in thousands, and percentages:

	Three		Three
	Months	% of	Months	% of
	Ended	total	Ended	total
	March 31,	operating	March 31,	operating	Increase
	2006	expenses	2005	expenses	$	%
Research and development	$11,930	77%	$5,372	65%	$6,558	122%
General and administrative	3,584	23%	2,952	35%	632	21%

Total operating expenses	$15,514	100%	$8,324	100%	$7,190	86%

     Research and development
     The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands, and percentages:

	Three Months	% of	Three Months
	Ended	expense	Ended	% of expense	Increase
	March 31, 2006	category	March 31, 2005	category	$	%
Research and development
Compensation related	$2,337	20%	$1,518	28%	$819	54%
External services	1,969	16%	1,026	19%	943	92%
Clinical trial and manufacturing expenses	2,301	19%	—	0%	2,301	100%
License and patent fees	359	3%	54	1%	305	565%
Lab supplies and materials	1,413	12%	1,168	22%	245	21%
Facilities-related expenses	1,383	12%	1,118	21%	265	24%
Stock-based compensation	1,530	13%	173	3%	1,357	784%
Other	638	5%	315	6%	323	103%

Total research and development	$11,930	100%	$5,372	100%	$6,558	122%

     The increase in research and development expenses in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to clinical trial and manufacturing related expenses in support of our RSV clinical program which began in December 2005. The increase in stock-based compensation was due primarily to our adoption of SFAS 123R on January 1, 2006. The higher external service costs are associated with consulting and contract research costs primarily in support of our Direct RNAi and Systemic RNAi™ programs, including RSV and flu offset by lower AMD program expenses, for which development was suspended in September 2005, based on portfolio management and commercial factors. The increase in compensation related expenses was due to additional headcount added during 2005. We expect to continue to devote a substantial portion of our resources to research and development expenses and that research and development expenses will increase as we continue development of our and our collaborators’ product candidates and technologies.
     Prior to July 1, 2004, we did not track any of our research and development costs or our personnel and personnel-related costs on a project-by-project basis, because the majority of our efforts were focused on the development of capabilities associated with our product platform rather than on specific projects. In July 2004, we began work under our agreement with Merck for the co-development of RNAi ocular therapeutics. This agreement is a cost sharing arrangement whereby each party reimburses the other for 50% of the costs incurred under the project, as defined by the agreement. Costs reimbursed under the agreement include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. As a result, we began tracking direct external costs attributable to this agreement and the actual time worked by our employees on this agreement in July 2004. However, a significant portion of our research and development expenses are not tracked on a project-by-project basis. In addition, as of March 31, 2006, the majority of our research programs were in the preclinical phase, meaning that we were conducting formulation, efficacy, pharmacology and/or toxicology testing of compounds in animal models and/or biochemical assays. We initiated human clinical trials for our proprietary RNAi therapeutic for the treatment of patients with RSV during the fourth quarter of 2005.
General and administrative
     The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands, and percentages:

	Three Months	% of		% of
	Ended	expense	Three Months Ended	expense	Increase (Decrease)
	March 31, 2006	category	March 31, 2005	category	$	%
General and administrative
Compensation related	$843	24%	$758	26%	$85	11%
Consulting and professional services	816	23%	814	28%	2	0%
Facilities related	584	16%	508	17%	76	15%
Stock-based compensation	845	24%	307	10%	538	175%
Insurance	162	4%	159	5%	3	2%
Other	334	9%	406	14%	(72)	(18%)

Total general and administrative	$3,584	100%	$2,952	100%	$632	21%

     The increase in general and administrative expenses during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to higher stock-based compensation expenses related to our adoption of SFAS No. 123R on January 1, 2006.
     Interest income, interest expense and other
     Interest income was $1.3 million for the three months ended March 31, 2006 compared to $0.3 million for the three months ended March 31, 2005. The increase was due to our higher average cash, cash equivalent and marketable securities balances in the three months ended March 31, 2006, which were primarily a result of the net proceeds of $62.2 million from our public offering of common stock in January 2006 and $68.4 million of net proceeds from our initial Novartis collaboration in October 2005, as well as, to a lesser extent, higher average interest rates.
     Interest expense was $0.2 million for the three months ended March 31, 2006 and March 31, 2005. We expect that our interest expense will increase as we finance additional capital expenditures during the remainder of 2006 using our line of credit.
     Other (expense) income was $0.1 million of other expense for the three months ended March 31, 2006, compared to $42,000 of other income for the three months ended March 31, 2005. The increase in other expenses was due primarily to realized foreign currency losses on intercompany transactions.
Liquidity and Capital Resources
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2006	2005
Net loss	$(8,860)	$(6,600)
Adjustments to reconcile net loss to net cash used in operating activities	3,183	1,155
Changes in operating assets and liabilities	(3,026)	(2,194)

Net cash used in operating activities	(8,703)	(7,639)
Net cash used in investing activities	(12,710)	(908)
Net cash provided by financing activities	62,482	602
Effect of exchange rate on cash	(22)	(112)

Net increase (decrease) in cash and cash equivalents	41,047	(8,057)
Cash and cash equivalents, beginning of period	15,757	20,272

Cash and cash equivalents, end of period	$56,804	$12,215

     We commenced operations in June 2002 and, since our inception, we have generated significant losses. As of March 31, 2006, we had an accumulated deficit of $114.8 million. As of March 31, 2006, we had cash, cash equivalents and marketable securities of $132.3 million, compared to cash, cash equivalents and marketable securities of $80.0 million as of December 31, 2005. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices.
     Operating activities
     We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. This trend continued in the three months ended March 31, 2006 as our use of cash in our operating activities increased as compared to the three months ended March 31, 2005 due to our higher net loss and changes in our operating assets and liabilities. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments primarily consist of stock-based compensation, depreciation and amortization. Non-cash stock-based compensation increased due primarily to our adoption of SFAS 123R on January 1, 2006 as well the increase of the fair value of non employee stock options. We also had an increase in accounts payable of $1.9 million for the three months ended March 31, 2006. These increases were offset by a net accounts receivable build of $2.5 million and amortization of deferred revenue of $2.4 million for the three months ended March 31, 2006. Our cash utilization will continue for the remainder of 2006 and thereafter as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.

     Investing activities
     For the three months ended March 31, 2006, net cash used in investing activities of approximately $12.7 million resulted from net purchases of marketable securities of approximately $11.2 million as well as purchases of property and equipment of approximately $1.5 million. For the three months ended March 31, 2005, net cash used in investing activities resulted from net purchases of marketable securities of approximately $0.3 million, as well as purchases of property and equipment of approximately $0.6 million.
     Financing activities
     For the three months ended March 31, 2006, our financing activities provided $62.5 million, reflecting the net proceeds of $62.2 million from our follow-on public offering in January 2006 as well as proceeds of $0.3 million from stock option exercises. In addition, we borrowed $0.4 million under our line of credit with Oxford, offset by debt payments of $0.4 million.
     On March 31, 2006, we entered into an agreement with Oxford Finance Corporation, or Oxford, to establish an equipment line of credit for $7.0 million. On March 31, 2006, we borrowed an aggregate of approximately $388,000 from Oxford pursuant to the security agreement. Of such amount, approximately $241,000 bears interest at a fixed rate of 10.07% and is required to be repaid in 48 monthly installments of principal and interest beginning on March 31, 2006. The remainder of such amount, approximately $147,000, bears interest at a fixed rate of 10.09% and is required to be repaid in 36 monthly installments of principal and interest beginning on March 31, 2006.
     In March 2004, we entered into an agreement with Lighthouse Capital Partners V, L.P. to establish an equipment line of credit for $10.0 million. In June 2005, the parties amended the agreement to allow us the ability to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict our ability to dispose of or transfer these assets. The outstanding principal bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005, which bears interest at a fixed rate of 10.25%, maturing at various dates through December 2009. We were required to make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs began to be repaid over 48 months. On the maturity of each equipment advance under the line of credit, we are required to pay, in addition to the paid principal and interest, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense.
     At March 31, 2006, we had an aggregate outstanding balance of $7.3 million under all our loan agreements.
     Based on our current operating plan, we believe that our existing resources, together with the cash we expect to generate under our current alliances, including our October 2005 alliance with Novartis, will be sufficient to fund our planned operations beyond the end of 2007, during which time we expect to extend the capabilities of our technology platform, further the development of our products, conduct clinical trials and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop, and commence clinical trials for, any product candidates.
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
     Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt, and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to maintain and establish additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
     Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
     Contractual Obligations and Commitments
     The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in our contractual obligations and commitments since December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, corporate debt, and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates would impact the net fair value of such interest-sensitive financial instruments by less than $300,000.
     The outstanding principal under our equipment line of credit with Lighthouse Capital Partners V, L.P. bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005, which bears interest at a fixed rate of 10.25%, maturing at various dates through December 2009. On March 31, 2006, we borrowed an aggregate of approximately $388,000 from Oxford Finance Corporation pursuant to the agreement. Of such amount, approximately $241,000 bears interest at a fixed rate of 10.07% and is required to be repaid in 48 monthly installments of principal and interest beginning on March 31, 2006. The remainder of such amount, approximately $147,000, bears interest at a fixed rate of 10.09% and is required to be repaid in 36 monthly installments of principal and interest beginning on March 31, 2006. As a result, any changes in the prime rate will not affect our future payments for existing debt outstanding under this line of credit.
     Foreign Currency Exchange Rate Risk
     We are exposed to foreign currency exchange rate risk. Our European operations are based in Kulmbach, Germany and the functional currency of these operations is the Euro. We provide periodic funding to support these operations. The amount of this funding is based upon actual expenditures incurred by our European operations and is calculated in Euros. Because of the frequency with which these operations are funded, we record amounts payable to fund these operations as current liabilities, which eliminate upon consolidation. The effect that fluctuations in the exchange rate between the Euro and the United States Dollar have on the amounts payable to fund our European operations are recorded in our condensed consolidated statements of operations as other income or expense. We do not enter into any foreign exchange hedge contracts.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
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
     We have concentrated our efforts and therapeutic product research on RNA interference, or RNAi technology, and our future success depends on the successful development of this technology and products based on RNAi technology. Neither we nor any other company has received regulatory approval to market therapeutics utilizing small interfering RNAs, or siRNAs, the class of molecule we are trying to develop into drugs. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing RNAi therapeutics has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response. There are also potential challenges to achieving effective RNAi therapeutics based on the need to achieve efficient delivery into cells and tissues in a clinically relevant manner and at doses that are cost-effective.
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
     Further, our focus solely on RNAi technology for developing drugs as opposed to multiple, more proven technologies for drug development, increases the risks associated with the ownership of our common stock. If we are not successful in developing a product candidate using RNAi technology, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.
Risks Related to Our Financial Results and Need for Financing
We have a history of losses and may never be profitable.
     We have experienced significant operating losses since our inception. As of March 31, 2006, we had an accumulated deficit of $114.8 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies, but cannot be certain that we will be able to secure or maintain these collaborations or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.
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
     We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis Pharma AG, or Novartis, provides Novartis with the right generally to maintain its ownership percentage in Alnylam. While the exercise of this right may provide us with additional funding under some circumstances, Novartis’ exercise of this right will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from these reflected in our projections and accruals.
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.
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
     We entered into a collaboration agreement with Merck and Co., Inc., or Merck, in September 2003, under which Merck may elect to pay a portion of the costs to develop and market certain drug candidates that we may initially develop based on information and materials provided by Merck. Merck is under no obligation to pay any of the development and commercialization costs for any of these drug candidates, and it may elect not to do so. For drug candidates from our Merck collaboration that Merck does not elect to fund, and for drug candidates we may develop outside of this collaboration, we have formed additional collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Novartis, the second collaboration and license agreement we entered into with Merck for ocular disease as well as collaborations with Medtronic and with Cystic Fibrosis Foundation Therapeutics, Inc. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.
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
     We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-good manufacturing practice material for use in in vitro and in vivo experiments. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic RNAi. We have contracted with Dowpharma contract manufacturing services, a business unit of The Dow Chemical Company, for supply of material to meet our testing needs for toxicology and clinical testing. There are risks inherent in pharmaceutical manufacturing that could affect Dowpharma’s ability to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis failures and contamination during the manufacturing process, both of which could result in unusable product and cause delays in our development process. The manufacturing process for any products that we may develop is an element of the U.S. Food and Drug Administration, or FDA, approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
     Since we commenced operations in 2002, we have grown rapidly to over 98 full time equivalent employees, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. This rapid and substantial growth, and the geographical separation of our sites, has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two different countries. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
     Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We currently have one product candidate for which we recently completed two Phase I clinical trials which we call ALN-RSV01, for the treatment of RSV infection. We may not be able to further advance any product candidates into clinical trials. Even if we do successfully enter into clinical studies, the results from pre-clinical testing of a drug candidate may not predict the results that will be obtained in human clinical trials. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
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
     Some drug candidates that we develop may need to be administered using specialized drug delivery devices. We believe that any product candidate we develop for Parkinson’s disease, or PD, or other central nervous system diseases will need to be administered using such a device. For neurodegenerative diseases, we have entered into a collaboration agreement with Medtronic to pursue potential development of drug-device combinations incorporating RNAi therapeutics. We may not achieve successful development results under this collaboration and may need to seek other collaboration partners to develop alternative drug delivery systems, or utilize existing drug delivery systems, for the delivery of Direct RNAi therapeutics for these diseases. While we expect to rely on drug delivery systems that have been approved by the FDA or other regulatory agencies to deliver drugs like ours to similar physiological sites, we, or our collaborator, may need to modify the design or labeling of such delivery device for some products we may develop. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified delivery device. Further, to the extent the specialized delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device, or its labeling, and to obtain any additional approvals or clearances. In cases where we do not have an ongoing collaboration with the company that makes the device, obtaining such additional approvals or clearances and the cooperation of such other company could significantly delay and increase the cost of obtaining marketing approval, which could reduce the commercial viability of our drug candidate. In summary, we may be unable to find, or experience delays in finding, suitable drug delivery systems to administer Direct RNAi therapeutics, which could negatively affect our ability to successfully commercialize certain Direct RNAi therapeutics.
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
     Because the drugs we are intending to develop may represent a new class of drug, the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While we expect any respiratory syncytial virus, or RSV, PD, spinal cord injury, SCI, cystic fibrosis, CF or pandemic flu product candidates we develop will be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there are approved treatments for RSV and PD, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.
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
     The focus of our flu program is to develop an RNAi therapeutic targeting gene sequences that are highly conserved across known flu viruses. We anticipate that these sequences would remain largely unchanged in any newly emerging flu virus, so that our RNAi therapeutic could be effective in preventing and treating infection by a pandemic virus. If the sequence of any flu virus that emerges is not sufficiently similar to those we are targeting, any product candidate that we develop may not be effective against that virus. While we expect that our RNAi therapeutic could be stockpiled by governments as part of their preparations for a flu pandemic, governments may not elect to purchase such product, which could adversely affect our business.
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
     Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our drug candidates. Any insurance we obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.
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
     As of March 31, 2006, the holders of approximately 7.4 million shares of our common stock have rights to require us to file registration statements under the Securities Act of 1933, as amended, or the Securities Act, or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.
Insiders have substantial influence over Alnylam and could delay or prevent a change in corporate control.
     Our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, approximately 4% of our outstanding common stock as of March 31, 2006. As a result, these stockholders, if acting together, may have the ability to significantly affect the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Novartis holds 16.5% of our outstanding common stock as of March 31, 2006. Accordingly, these concentrations of ownership may harm the market price of our common stock by:
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
     Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders
ITEM 5. OTHER INFORMATION
     On May 5, 2006, we entered into Amendment No. 2 to the Addendum Re: Influenza Program to Research Collaboration and License Agreement with Novartis Institutes for BioMedical Research, Inc. This Amendment No. 2, which is filed as Exhibit 10.3 to this quarterly report on Form 10-Q, amends and clarifies certain provisions relating to the joint steering committee that oversees the influenza program.
ITEM 6. EXHIBITS

10.1	Addendum Re: Influenza Program to Research Collaboration and License Agreement, dated February 17, 2006, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (filed as Exhibit 10.1 to the Registrant’s current Report on Form 8-K filed on February 24, 2006 (File No. 000-50743) and incorporated herein by reference).

10.2	Amendment No. 1 to Addendum Re: Influenza Program to Research Collaboration and License Agreement, effective as of March 14, 2006, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K (File No. 000-50743) for the annual period ended December 31, 2005 and incorporated herein by reference).

10.3	Amendment No. 2 to Addendum Re: Influenza Program to Research Collaboration and License Agreement, effective as of May 5, 2006, by and between the Registrant and Novartis Institutes for BioMedical Research, Inc.

10.4	First Amendment to Lease, effective as of March 16, 2006, by and between the Registrant and ARE – MA Region No. 28, LLC and Assignment of Lease, effective as of February 28, 2006, by and between the Registrant and Alnylam U.S., Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2006 (File No. 000-50743) and incorporated herein by reference).

10.5	Master Security Agreement, dated as of March 31, 2006, by and between the Registrant and Oxford Finance Corporation, together with Promissory Notes, dated as of March 31, 2006, issued by the Registrant to Oxford Finance Corporation (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2006 (File No. 000-50743) and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

Name	Title
/s/ John M. Maraganore	President and Chief Executive Officer (Principal Executive
John M. Maraganore	Officer)

/s/ Patricia L. Allen	Vice President of Finance and Treasurer
Patricia L. Allen	(Principal Financial and Accounting Officer)