Form 10-Q
period 2006-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2006-08-04
CIK 1178670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, the registrant had 32,147,261shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006 AND DECEMBER 31, 2005	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	42

ITEM 5. OTHER INFORMATION	42

ITEM 6. EXHIBITS	43

SIGNATURES
EX-10.1 AMEND. & RESTATED RESEARCH COLLABORATION AND LICENSE AGREEMENT
EX-10.2 TERMINATION AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$35,645	$15,757
Marketable securities	87,622	64,245
Collaboration receivables	3,591	609
Related party notes receivable	—	146
Prepaid expenses and other current assets	2,199	1,657

Total current assets	129,057	82,414
Property and equipment, net of accumulated depreciation of $6,764 and $5,097 at June 30, 2006 and December 31, 2005, respectively	13,044	10,580
Intangible assets, net of accumulated amortization of $1,350 and $1,143 at June 30, 2006 and December 31, 2005, respectively	2,284	2,491
Restricted cash	2,313	2,313
Other assets	416	550

Total assets	$147,114	$98,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,698	$1,975
Accrued expenses	4,583	3,899
Current portion of notes payable	2,721	1,876
Deferred revenue	9,599	10,734

Total current liabilities	20,601	18,484
Deferred revenue, net of current portion	6,685	10,099
Deferred rent	3,417	2,467
Notes payable, net of current portion	6,334	5,519

Total liabilities	37,037	36,569

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—

Common stock, $0.01 par value, 125,000,000 shares authorized; 32,127,342 shares issued and outstanding as of June 30, 2006; 26,721,149 shares issued and 26,638,255 shares outstanding as of December 31, 2005	321	267
Additional paid-in capital	235,264	170,033
Deferred stock compensation	(932)	(2,460)
Accumulated other comprehensive gain (loss)	113	(142)
Accumulated deficit	(124,689)	(105,919)

Total stockholders’ equity	110,077	61,779

Total liabilities and stockholders’ equity	$147,114	$98,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$6,021	$1,108	$11,738	$2,751

Cost and expenses:
Research and development (1)	12,692	9,190	24,622	14,562

General and administrative (1)	4,438	3,122	8,022	6,074

Total costs and expenses	17,130	12,312	32,644	20,636

Loss from operations	(11,109)	(11,204)	(20,906)	(17,885)

Other income (expense):
Interest income	1,538	258	2,798	522
Interest expense	(230)	(248)	(468)	(473)

Other (expense) income	(109)	49	(194)	91

Total other income (expense)	1,199	59	2,136	140

Net loss	$(9,910)	$(11,145)	$(18,770)	$(17,745)

Net loss per common share — basic and diluted	$(0.31)	$(0.54)	$(0.60)	$(0.86)

Weighted average common shares used to compute basic and diluted net loss per common share	32,010	20,606	31,080	20,552

Comprehensive loss:
Net loss	$(9,910)	$(11,145)	$(18,770)	$(17,745)
Foreign currency translation adjustments	158	(256)	229	(454)
Unrealized gain on marketable securities	26	33	25	2

Comprehensive loss	$(9,726)	$(11,368)	$(18,516)	$(18,197)

(1)	Non-cash stock-based compensation expense included in these amounts are as follows:

Research and development	$918	$568	$2,448	$741
General and administrative	688	351	1,533	658
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,770)	$(17,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,736	1,627
Non-cash stock-based compensation	3,981	1,399
Non-cash license expense	130	2,093
Charge for 401(k) company stock match	45	—
Realized foreign currency losses (gains)	91	(91)
Changes in operating assets and liabilities
Proceeds from landlord for tenant improvements	1,106	—
Collaboration receivables	(2,982)	181
Prepaid expenses and other assets	(388)	(265)
Accounts payable	1,712	715
Accrued expenses	727	(1,700)
Deferred revenue	(4,548)	(103)
Deferred tax asset	75	—

Net cash used in operating activities	(17,085)	(13,889)

Cash flows from investing activities:
Purchases of property and equipment	(3,949)	(975)
Purchases of marketable securities	(62,647)	(14,386)
Sales of marketable securities	39,270	17,683

Net cash (used in) provided by investing activities	(27,326)	2,322

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	62,659	47
Proceeds from notes payable	2,582	762
Repayments of notes payable	(923)	—

Net cash provided by financing activities	64,318	809

Effect of exchange rate on cash	(19)	(349)

Net increase (decrease) in cash and cash equivalents	19,888	(11,107)
Cash and cash equivalents, beginning of period	15,757	20,272

Cash and cash equivalents, end of period	$35,645	$9,165

Supplementary information:
Cash paid for interest	$320	$278

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
Accounting for Stock-Based Compensation
     As of June 30, 2006, an aggregate of 5,558,478 shares of common stock were reserved for issuance under the Company’s 2004 Stock Incentive Plan, including outstanding options to purchase 3,865,388 shares of common stock and 1,693,090 shares were available for future grant. Each option shall expire within ten years of issuance. Stock options granted by the Company to employees generally vest as to 25 percent of the shares on the first anniversary of the grant date and 6.25 percent of the shares at the end of each successive three-month period until fully vested.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), that addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for employee stock-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense on a straight-line basis over the vesting period in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) regarding the SEC staff’s interpretation of SFAS 123R. This interpretation provides the SEC staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of stock-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under that transition method, stock-based compensation expense recognized for the six months ended June 30, 2006 includes compensation for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.
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
     For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” under which compensation expense is generally recognized over the vesting period of the award, which is generally the period during which services are rendered by such non-employees. Since the Company’s adoption of SFAS 123R, there have been no changes to the Company’s equity plans or modifications to outstanding stock-based awards. Stock options granted by the Company to non-employees, other than members of our Board of Directors, generally vest over a four-year service period. The Company has two equity instruments that are required to be evaluated under SFAS 123R, stock option plans and an employee stock purchase plan.
     Upon the adoption of SFAS 123R, $0.8 million of the Company’s deferred stock-based compensation balance of $2.5 million as of December 31, 2005, which was accounted for under APB 25, was reclassified against additional paid-in-capital. The remaining portion of deferred stock-based compensation balance at June 30, 2006 is composed of $0.2 million relating to the intrinsic value of stock options granted below fair market value that were accounted for under the minimum value method since the Company’s stock was not publicly traded and $0.7 million relating to the fair value of non-employee grants. The deferred compensation for non-employee grants will be recorded as an expense over the vesting period of the underlying stock options using the method prescribed by FASB Interpretation No. 28. At the end of each financial reporting period prior to vesting, the value of these options (as calculated using the Black-Scholes option-pricing model) will be re-measured using the then current fair value of the Company’s common stock. At that point, deferred compensation and the non-cash compensation recognized during that period will be adjusted accordingly. Since the fair market value of the common stock options granted to non-employees is subject to change in the future, the amount of future compensation expense recognized will be adjusted until the stock options are fully vested. The Company recognized $0.1 million and $1.1 million of stock-based compensation expense related to these non-employee options for the three and six months ended June 30, 2006, respectively. Total compensation cost for all share-based payment arrangements for the three and six months ended June 30, 2006 was $1.6 million and $4.0 million, respectively. Under the provisions of SFAS 123R, the Company recorded $1.5 million and $2.9 million of stock-based compensation for the three and six months ended June 30, 2006, respectively which represents an increase in basic and diluted net loss per share allocable to common stockholders of $0.05 per share and $0.09 per share for the three and six months ended June 30, 2006. No amounts relating to the stock-based compensation have been capitalized.
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and six months ended June 30, 2005, in thousands, except per share amounts. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three	Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(11,145)	$(17,745)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	441	956
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(1,004)	(1,812)

Pro forma net loss	$(11,708)	$(18,601)

Basic and diluted net loss per common share, as reported	$(0.54)	$(0.86)
Basic and diluted net loss per common share, pro forma	$(0.57)	$(0.91)
     The fair value of stock options at date of grant, based on the following assumptions, was estimated using the Black-Scholes option-pricing model. The Company’s expected stock-price volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly available as well as the historical volatility of our publicly traded stock. The expected life assumption is based on the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options (10 years) with the ordinary vesting term (2.2 years). During the three months ended June 30, 2006, the Company granted options to its Board of Directors with a one year vesting period. The dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. Based on historical experience, the Company has assumed an annualized forfeiture rate of 4.35% for its stock options. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.07%	3.75%	4.98%	3.65%
Expected dividend yield	—	—	—	—
Expected option life	5.9 years	5 years	6 years	5 years
Expected volatility	67%	66%	67%	69%
     As of June 30, 2006, there remained approximately $8.8 million of unearned compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of approximately 1.4 years.

Presented below is the Company’s stock option activity:

	Six Months Ended
	June 30, 2006		June 30, 2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	3,907,127	$5.73	2,851,967	$2.91
Granted	329,750	$14.44	271,500	$7.65
Exercised	(352,139)	$1.44	(69,855)	$0.66
Cancelled	(19,350)	$5.40	(5,428)	$4.92

Outstanding at end of period	3,865,388	$6.86	3,048,184	$3.38

Options exercisable at end of period	1,598,686	$3.20	901,151

Weighted average fair value of options granted		$9.33		$4.36
     The weighted average remaining contractual life for options outstanding and exercisable as of June 30, 2006 was 8.37 years and 7.64 years, respectively.
     The aggregate intrinsic value of outstanding options as of June 30, 2006 was $31.8 million, of which $19.0 million related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on June 30, 2006 ($15.08) and the exercise price of the underlying options. The intrinsic value of options exercised was $1.9 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively. The intrinsic value of options exercised was $4.9 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.
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
     The weighted average fair value of stock purchase rights granted as part of the 2004 Purchase Plan during the three and six months ended June 30, 2006 was $4.18. The fair value was estimated using the Black-Scholes option-pricing model. The Company used a weighted-average stock-price volatility of 70%, option life assumption of one year and risk-free rate of 4.18%.
401(k) Plan
     The Company maintains a 401(k) plan in which all of its regular employees in the United States are eligible to participate. Participants may contribute up to 60% of their annual base salary to the plan, subject to certain limitations. Beginning in April 2006, the Company began matching in common stock up to 3% of a participant’s base salary. Employer common stock matches vest anywhere from immediately to two years, depending on years of service with the Company. Employees have the ability to transfer funds from the Company stock fund to other plan funds as they choose, subject to blackout periods. The Company issued 2,915 shares of common stock during the second quarter of 2006 in connection with matches under the 401(k) plan.
Founders’ Shares
     During 2002, the Company sold 1,294,716 shares of common stock to the Company’s founders, including certain non-

employees, in exchange for $0.0001 per share, which represented the fair market value of the common stock on the date of sale, as determined by management and approved by the board of directors. In July 2002, the Company sold 47,368 shares of common stock to a consultant for $0.19 per share, which represented the fair market value of the common stock on the date of sale, as determined by management. This common stock was issued under a restricted stock agreement and, prior to vesting, is subject to a repurchase right in favor of the Company. There were no grants or forfeitures for the three and six months ended June 30, 2006 and there were 2,956 shares of restricted common stock that remained unvested at June 30, 2006. The total fair value of shares vested during the six months ended June 30, 2006 was $0.2 million.
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
     The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options to purchase common stock	3,865,388	3,048,184	3,865,388	3,048,184
Warrants to purchase common stock	—	52,630	—	52,630
Unvested restricted common stock	2,956	181,011	2,956	181,011
Common stock issued in connection with Garching agreements	8,594	270,000	8,594	270,000
Options that were exercised before vesting	44,454	77,074	48,404	81,960

	3,921,392	3,628,899	3,925,342	3,633,785

Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 on its financial position and results of operations.

2. NOTES PAYABLE
     In March 2006, the Company entered into an agreement with Oxford Finance Corporation (“Oxford”) to establish an equipment line of credit for up to $7.0 million to help support capital expansion of the Company’s facility in Cambridge, Massachusetts and capital equipment purchases. The Company borrowed an aggregate of approximately $388,000 from Oxford pursuant to the agreement. Of such amount, approximately $241,000 bears interest at a fixed rate of 10.07% and is required to be repaid in 48 monthly installments of principal and interest beginning in March 2006. The remainder of such amount, approximately $147,000, bears interest at a fixed rate of 10.09% and is required to be repaid in 36 monthly installments of principal and interest beginning in March 2006.
     In June 2006, the Company borrowed an aggregate of approximately $2.3 million from Oxford pursuant to the agreement. Of such amount, approximately $2.1 million bears interest at a fixed rate of 10.37% and is required to be repaid in 36 monthly installments of principal and interest beginning in June 2006. The remainder of such amount, approximately $0.2 million, bears interest at a fixed rate of 10.35% and is required to be repaid in 48 monthly installments of principal and interest beginning in June 2006.
     In August 2006, the Company borrowed approximately $1.1 million from Oxford pursuant to the agreement. Of such amount, approximately $0.6 million bears interest at a fixed rate of 10.39% and is required to be repaid in 48 monthly installments of principal and interest beginning in August 2006. The remainder of such amount, approximately $0.5 million, bears interest at a fixed rate of 10.41% and is required to be repaid in 36 monthly installments of principal and interest beginning in August 2006.
     In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. In June 2005, the parties amended the agreement to allow the Company the ability to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. The outstanding principal bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005, which bears interest at a fixed rate of 10.25%, maturing at various dates through December 2009. The Company was required to make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs began to be repaid over 48 months. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. As of June 30, 2006, there was $6.5 milllion outstanding under this line of credit with Lighthouse.
     In connection with the agreement, the Company issued to Lighthouse and an affiliate of Lighthouse warrants to purchase redeemable convertible preferred stock, which were converted into warrants to purchase 52,630 shares of the Company’s common stock at an exercise price of $9.50 per share upon the closing of the Company’s initial public offering in June 2004. The Company recorded the fair value of these warrants of $0.6 million as a deferred financing cost which is being amortized to interest expense over the 63-month repayment term of the first advance. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 100% volatility, risk-free interest rate of 3.49%, no dividend yield and a seven-year term. Lighthouse and its affiliate net-exercised these warrants in full during the second quarter of 2006 and the Company issued an aggregate of 18,072 shares in connection with such exercises.
     As of June 30, 2006, future cash payments under the notes payable to Lighthouse and Oxford, including interest, are as follows, in thousands:

Remainder of 2006	$1,725
2007	3,450
2008	3,450
2009	2,690
2010	37

Total through 2010	11,352
Less: portion representing interest	2,297

Principal	9,055
Less: current portion	2,721

Long-term notes payable	$6,334

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
     Under the terms of the Collaboration and License Agreement, the parties will work together on a defined number of selected targets, as defined in the Collaboration and License Agreement, to discover and develop therapeutics based on RNA interference (“RNAi”). The Collaboration and License Agreement has an initial term of three years and may be extended for two additional one-year terms at the election of Novartis. In addition, Novartis may terminate the Collaboration and License Agreement after a period of two years under certain circumstances or in the event that the Company materially breaches its obligations. The Company may terminate the agreement with respect to particular programs, products and or countries in the event of certain material breaches of obligations by Novartis, or in its entirety under certain circumstances for multiple such breaches. Novartis made up-front payments totaling $10.0 million to the Company in October 2005 in consideration for the rights granted to Novartis under the Collaboration and License Agreement and to reimburse prior costs incurred by the Company to develop in vivo RNAi technology. In addition, the Collaboration and License Agreement includes terms under which Novartis will provide the Company with research funding and milestone payments as well as royalties on annual net sales of products resulting from the Collaboration and License Agreement. The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate the Company’s intellectual property relating to certain RNAi technology into Novartis’ operations under certain circumstances (the “Integration Option”). In connection with the exercise of the Integration Option, Novartis will be required to make certain additional payments to the Company. The terms of the Collaboration and License Agreement allow the Company to retain the right to discover, develop, commercialize or manufacture compounds that function through the mechanism of RNAi or products that contain such compounds as an active ingredient with respect to targets not selected by Novartis for inclusion in the Collaboration and License Agreement, provided that Novartis has a right of first offer in the event that the Company proposes to enter into an agreement with a third party with respect to any such target. The Company recognized approximately $4.4 million and $8.8 million in revenues during the three and six months ended June 30, 2006, respectively, and has $11.9 million of deferred revenue on its balance sheet related to such agreements at June 30, 2006.

Novartis Pandemic Flu Alliance
     In February 2006, the Company entered into a separate alliance with Novartis for the development of RNAi therapeutics for pandemic flu (“Novartis Flu Agreement”). The Novartis Flu Agreement supplements and, to the extent described therein, supersedes in relevant part the Collaboration and License Agreement for the broad Novartis alliance. Under the terms of the Novartis Flu Agreement, the Company and Novartis have joint responsibility for development of RNAi therapeutics for pandemic flu. Novartis will have primary responsibility for commercialization of such RNAi therapeutics worldwide, but the Company will be actively involved, and may in certain circumstances take the lead, in commercialization in the United States. The Company is eligible to receive significant funding from Novartis for its development efforts on RNAi therapeutics for pandemic flu, and to receive a significant share of any profits. The Company recognized approximately $1.2 million and $2.0 million in revenues during the three and six months ended June 30, 2006, respectively, under the Novartis Flu Agreement.
Collaboration Agreement with Merck & Co
     On July 3, 2006, the Company executed an Amended and Restated Research Collaboration and License Agreement (the “Amended License Agreement”) with Merck & Co., Inc. (“Merck”), which amends and restates the Research Collaboration and License Agreement, dated September 8, 2003, between the Company and Merck, as amended (the “Original License Agreement”). The collaboration between the Company and Merck is focused on developing RNAi therapeutics for targets associated with human diseases and, under the terms of the Amended License Agreement, will focus on the nine targets that remained to be nominated by Merck under the terms of the Original License Agreement. These nine programs will be in addition to the existing program directed to the NOGO pathway on which the Company and Merck are already collaborating. The Company may select three of the nine additional programs as joint development programs, which Merck will co-fund and participate in from the outset. Under the Original License Agreement, the collaboration was structured such that co-funding by Merck would not begin until after the completion of defined pre-clinical work. The Amended License Agreement provides funding from Merck immediately for programs selected by the Company for co-development, and provides that, in the United States, the Company will have the right to co-promote RNAi therapeutic products developed in these three co-development programs. Merck will assume primary responsibility for the remaining six programs and the Company is eligible to receive milestone payments and royalties on RNAi therapeutic products developed and commercialized by Merck in these six programs. The initial term of the collaboration under the Amended License Agreement is five years from the date of the Original License Agreement and, unless earlier terminated, will continue until the date on which no product is being developed or commercialized under the agreement. Unless earlier terminated, the Amended License Agreement shall continue in effect until the expiration of all royalty obligations and profit-sharing obligations under the agreement.
     As of June 30, 2006, the Company has deferred revenue on its balance sheet of $2.2 million related to an upfront cash payment and additional license fee payments received from the Original License Agreement. The Company recognized revenues under the Original License Agreement of $0.1 million in the three months ended June 30, 2006 and $0.2 million in the six months ended June 30, 2006, as compared to $0.1 million in the three months ended June 30, 2005 and $0.3 million in the six months ended June 30, 2005.
Merck Ocular Collaboration
     On July 3, 2006, the Company and Merck agreed to terminate their Collaboration and License Agreement, effective as of June 29, 2004 (the “Ocular Collaboration Agreement”), pursuant to which the Company and Merck were collaborating in the research, development and commercialization of RNAi products directed to certain targets, including but not limited to, vascular endothelial growth factor (“VEGF”). In connection with the termination of the Ocular Collaboration Agreement, and subject to certain royalty and other obligations, the Company has retained its rights to develop, manufacture and commercialize ophthalmic products directed to VEGF and Merck has granted the Company a license under certain of its technology solely to develop, manufacture and commercialize RNAi products directed to VEGF.
     As of June 30, 2006, the Company has deferred revenue on its balance sheet of $2.1 million related to a license fee and upfront reimbursements for prior research and development under the Ocular Collaboration Agreement. The Company recorded net cost reimbursement and amortization revenues under the Ocular Collaboration Agreement of $0.1 million in the three months ended June 30, 2006 and $0.2 million in the six months ended June 30, 2006, as compared to $0.7 million in the three months ended June 30, 2005 and $2.1 million in the six months ended June 30, 2005.
4. PUBLIC OFFERING OF COMMON STOCK
     On January 31, 2006, the Company completed a public offering of its common stock. The public offering consisted of the sale and issuance of 5,115,961 shares of the Company’s common stock. The price to the public was $13.00 per share, and proceeds to the Company from the offering, net of expenses, were approximately $62.2 million. The shares of common stock were registered pursuant to registration statements filed with the SEC in 2006 and 2005.

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
Overview
     We are a biopharmaceutical company seeking to develop and commercialize new drugs that work through a recently discovered mechanism in cells known as RNA interference, or RNAi. We believe that RNAi therapeutics have the potential to become a major class of drugs with applications in a wide range of therapeutic areas. We have initiated programs to develop RNAi therapeutics that will be administered directly to diseased parts of the body, which we call Direct RNAi™ therapeutics. We are also working to extend our capabilities by investing in RNAi therapeutics that will be administered systemically in order to treat a broad range of diseases, which we call Systemic RNAi™ therapeutics. To realize the potential of RNAi therapeutics, we are developing capabilities that we can apply to any specific small interfering RNA, or siRNA, in a systematic way to endow it with drug-like properties. We use the term “product platform” to describe these capabilities because we believe they will enable us to develop many products across a variety of therapeutic areas. We have not received regulatory approval to market any therapeutics. We initiated human clinical trials of ALN-RSV01, our proprietary RNAi therapeutic for the treatment of patients with respiratory syncytial virus, or RSV, infection in December 2005 and released the results from the trials in May 2006. ALN-RSV01 was found to be safe and well tolerated when administered intranasally in two Phase I clinical studies. In the second half of this year, we expect to initiate a Phase I study with an inhaled formulation of ALN-RSV01, and we are actively evaluating the initiation of an experimental infection study for later in the year. We plan to initiate a Phase II clinical trial in naturally-infected RSV patients in the first half of 2007.
     We commenced operations in June 2002. Since our inception, we have generated significant losses. As of June 30, 2006, we had an accumulated deficit of $124.7 million. Through June 30, 2006, we have funded our operations primarily through the net proceeds of approximately $210.1 million from the sale of equity securities, including $29.9 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering in June 2004, $58.4 million in net proceeds from the sale of approximately 5.3 million shares of our common stock to Novartis Pharma AG, or Novartis, in October 2005 and approximately $62.2 million of net proceeds from a follow-on public offering of approximately 5.1 million shares of our common stock in January 2006. Through June 30, 2006, a substantial portion of our total net revenues has been derived from our strategic alliances with Novartis and Merck and Co., Inc., or Merck. For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, such as our collaborations with Novartis and Merck, and license fee revenues.
     We have focused our efforts since inception primarily on business development, research and development, acquiring intellectual property rights, recruiting management and technical staff and raising capital. We currently have programs focused in a number of therapeutic areas, however, we are unable to predict when, if ever, we will be able to commence sales of any product. We have not achieved profitability on a quarterly or annual basis and we expect to incur significant additional losses over the next several years. We expect our net losses to increase primarily due to research and development activities relating to our collaborations, drug development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, proceeds from equipment lines of credit and milestone payments under existing and future collaborative arrangements.

     Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. We have initiated numerous programs to discover RNAi therapeutics, and we expect to initiate additional programs as the capabilities of our product platform evolve. Included in our current programs are development programs, those programs for which we have established targeted timing for human clinical trials, and discovery programs, those programs for which we have yet to establish targeted timing for human clinical trials. Our most advanced development program is focused on RSV. In November 2005, we filed an investigational new drug application, or IND, related to our RSV program and initiated human clinical trials of ALN-RSV01 in December 2005. Our second development program is focused on another lung infection, influenza, or flu. We expect to submit an IND for an RNAi therapeutic for pandemic flu as early as the end of 2006. We also have discovery programs to develop RNAi therapeutics for the treatment of the genetic respiratory disease known as cystic fibrosis, or CF; central nervous system disorders such as spinal cord injury, Parkinson’s disease, or PD, Huntington’s disease, or HD, and neuropathic pain; cardiovascular and metabolic diseases such as hypercholesterolemia and several other diseases that are the subject of collaborations with Merck and Novartis.
          A significant component of our business strategy is to enter into strategic alliances and collaborations with pharmaceutical companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Garching Innovation GmbH, or Garching, and Isis Pharmaceuticals, Inc., or Isis, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. We have entered into two collaborations with Novartis, to discover and develop therapeutics based on RNAi and to develop an RNAi therapeutic for pandemic flu. We have entered into a collaboration agreement with Merck for the development of RNAi technology and therapeutics. In addition, we have entered into an agreement with Cystic Fibrosis Foundation Therapeutics, Inc. to obtain funding and technical resources for our CF program. We also have a collaboration with Medtronic, a leading medical technology company, to focus on developing novel drug-device combinations incorporating RNAi therapeutics for the treatment of neurodegenerative diseases such as PD, HD and Alzheimer’s. In addition, we have collaborations with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville to explore the potential of an RNAi-based treatment for PD, with the University of Texas Southwestern Medical Center at Dallas to explore RNAi therapeutics for the treatment of hypercholesterolemia, and with researchers from the University of Georgia and St. Jude Children’s Research Hospital to discover and develop an RNAi therapeutic for the treatment and prevention of influenza, as well as other collaborations in connection with our RSV program.
          There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to progress any product candidates into pre-clinical and clinical trials;

•	the scope, rate and progress of our pre-clinical trials and other research and development activities;

•	the scope, rate of progress and cost of our clinical trials of ALN-RSV01 and any other clinical trials we commence in the future;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.

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
     Critical Accounting Policies and Estimates
          There has been one significant change to our critical accounting policies and estimates regarding stock-based compensation since the beginning of this fiscal year. Our other critical accounting policies are described in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2005.
          Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123R, or SFAS 123R, using the modified prospective method. Under that transition method, stock-based compensation expense recognized beginning in 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, or SFAS 123, and compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.
          Prior to January 1, 2006, we accounted for employee stock awards granted under our compensation plans in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized on a straight-line basis over the vesting period. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with SFAS 123, as amended, and Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18, under which compensation expense is generally recognized over the vesting period of the award.
          Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values using the Black-Scholes valuation model. Our expected stock price volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly available as well as the historical volatility of our publicly traded stock. For stock option grants issued during the three and six month periods ended June 30, 2006, we used a weighted-average expected stock-price volatility assumption of 67%. Due to our short history of being a public company, we estimated the expected life of option grants made during the three and six months ended June 30, 2006 using the “simplified” method prescribed under Staff Accounting Bulletin No. 107 since the grants qualify as “plain-vanilla” options, which averages the contractual term of the our options (10 years) with the vesting term (2.2 years) for an average of 6.1 years for most options. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
          As of June 30, 2006, the estimated fair value of unvested employee awards was $8.8 million, net of estimated forfeitures. The weighted average remaining vesting period for these awards is approximately 1.4 years. Stock-based employee compensation was $1.5 million and $2.9 million for the three and six months ended June 30, 2006, respectively. However, the amount of stock-compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of stock-based payments granted in the future as well as the portion of the awards that actually vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 84% of our options will actually vest, and therefore have applied an annual forfeiture rate of 4.35% to all unvested options as of June 30, 2006. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Refer to Note 1 — Summary of Significant Accounting Policies in our notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report of Form 10-Q for more discussion.

          Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$6,021	$1,108	$11,738	$2,751
Operating expenses	17,130	12,312	32,644	20,636

Loss from operations	$(11,109)	$(11,204)	$(20,906)	$(17,885)
Net Loss	$(9,910)	$(11,145)	$(18,770)	$(17,745)
          Discussion of Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
          Revenues
          The following table summarizes our total consolidated revenues for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues recorded from collaboration agreements with Novartis	$5,615	$—	$10,784	$—
Net revenues recorded from collaboration agreements with Merck	148	873	456	2,274
Other revenues	258	235	498	477

Total revenues recorded	$6,021	$1,108	$11,738	$2,751

          Under our October 2005 collaboration and license agreement with Novartis, we received an up-front payment totaling $10.0 million in consideration for rights granted to Novartis under our collaboration and to partly reimburse prior costs incurred by us to develop in vivo RNAi technology. In addition, on October 12, 2005, Novartis purchased approximately 5.3 million shares of our common stock at a purchase price of $11.11 per share for an aggregate purchase price of approximately $58.5 million. The closing price of our common stock on the date of purchase was $9.90. We recorded the difference between the purchase price and the closing price of $6.4 million as deferred revenue. We recognized revenues of $4.4 million and $8.8 million under this collaboration with Novartis during the three and six months ended June 30, 2006, respectively.
          Our February 2006 alliance with Novartis for the development of RNAi therapeutics for pandemic flu provides for the reimbursement of research costs incurred under this agreement as well as a share of any future profits. We recognized $1.2 million and $2.0 million in revenues during the three and six months ended June 30, 2006, respectively, under the pandemic flu collaboration with Novartis.
          Under our September 2003 collaboration and license agreement with Merck, we received up-front and license payments, which were deferred and recognized as revenue over the estimated period of performance under this agreement. In September 2003, we received a $2.0 million payment and, in both September 2004 and September 2005, we received additional payments of $1.0 million from Merck related to this agreement. In June 2004, we entered into an additional collaboration and license agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases. Under the terms of the agreement, we received a $2.0 million license fee from Merck, as well as $1.0 million representing reimbursement of prior research and development costs, which we incurred on our pre-existing age-related macular degeneration, or AMD, program. These amounts are being amortized into revenues over the estimated period of performance under the collaboration agreement. In addition to up-front and milestone payments, this agreement provides for the sharing of research costs incurred under this agreement. We recognized revenues of $0.1 million and $0.5 million for the three and six months ended June 30, 2006, respectively, as compared to $0.9 million and $2.3 million in the three and six months ended June 30, 2005 under both agreements. The decrease in revenues related to these agreements was due to lower reimbursable AMD program expenses, for which development was suspended in September 2005, based on portfolio management and commercial factors. We have deferred revenue on our balance sheet of $4.3 million from both of these agreements. In July 2006, we entered into an amended and restated research and collaboration agreement with Merck, which amends and restates the September 2003 collaboration and license agreement, and terminated the June 2004 collaboration and license agreement for the treatment of ocular diseases. We expect to combine the remaining deferred revenue balance from the September 2003 and December 2004 collaboration and recognize as revenue over the remaining estimated life of the collaboration.
          In addition to our collaboration agreements, we have an InterfeRx program under which we have licensed our intellectual property to others for the development and commercialization of RNAi therapeutics in narrowly defined therapeutic areas in which we are not currently engaged. We have also granted licenses to our intellectual property to others for the development and commercialization of research reagents and services. We expect these programs to provide revenues from license fees and royalties on sales by the licensees, subject to limitations under our agreements with Novartis. We also recorded revenues related to our collaboration with the Defense Advanced Research Projects Agency, for the three months ended June 30, 2006. We recorded other revenues of $0.3 million for the three months ended June 30, 2006 and $0.5 million for the six months ended June 30, 2006, as compared to $0.2 million for the three months ended June 30, 2005 and $0.5 million for the six months ended June 30, 2005.
          For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, collaborations and licensing activities.
          Operating expenses
          The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total expenses, together with the changes, in thousands, and percentages:
Three Months Ended June 30, 2006 and 2005

	Three		Three
	Months		Months	% of
	Ended	% of Total	Ended	Total
	June 30,	Operating	June 30,	Operating	Increase
	2006	Expenses	2005	Expenses	$	%
Research and development	$12,692	74%	$9,190	75%	$3,502	38%
General and administrative	4,438	26%	3,122	25%	1,316	42%

Total operating expenses	$17,130	100%	$12,312	100%	$4,818	39%

Six Months Ended June 30, 2006 and 2005

	Six		Six
	Months		Months	% of
	Ended	% of Total	Ended	Total
	June 30,	Operating	June 30,	Operating	Increase
	2006	Expenses	2005	Expenses	$	%
Research and development	$24,622	75%	$14,562	71%	$10,060	69%
General and administrative	8,022	25%	6,074	29%	1,948	32%

Total operating expenses	$32,644	100%	$20,636	100%	$12,008	58%

Research and development
          The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands, and percentages:
Three Months Ended June 30, 2006 and 2005

	Three		Three
	Months		Months
	Ended	% of	Ended	% of
	June 30,	Expense	June 30,	Expense	Increase (Decrease)
	2006	Category	2005	Category	$	%
Research and development
Compensation related	$2,543	20%	$1,681	18%	$862	51%
External services	856	7%	2,518	28%	(1,662)	(66%)
Clinical trial and manufacturing expenses	4,138	33%	—	0%	4,138	100%
License fees	767	6%	2,215	24%	(1,448)	(65%)
Lab supplies and materials	1,533	12%	759	8%	774	102%
Facilities-related expenses	1,500	12%	1,117	12%	383	34%
Non-cash stock-based compensation	918	7%	568	6%	350	62%
Other	437	3%	332	4%	105	32%

Total research and development	$12,692	100%	$9,190	100%	$3,502	38%

          As indicated in the table above, the increase in research and development expenses in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily due to clinical trial and manufacturing related expenses in support of our RSV clinical program, which began in December 2005. The increase in compensation related and lab supplies and materials expenses was due to additional research and development headcount over the past year to support our alliances and expanding product pipeline. The increase in stock-based compensation was due primarily to our adoption of SFAS 123R on January 1, 2006. Partially offsetting these increases were lower external service costs associated with lower contract research costs for RSV due to its advancement into clinical trials as well as lower AMD program expenses, for which development was suspended in September 2005, based on portfolio management and commercial factors, as well as a decrease in license fees due to the $2.1 million in non-cash license fees we recognized in June 2005 in connection with the amendment of our license agreement with Garching. We expect to continue to devote a substantial portion of our resources to research and development expenses and that research and development expenses will increase as we continue development of our and our collaborators’ product candidates and technologies.
Six Months Ended June 30, 2006 and 2005

	Six Months		Six Months
	Ended	% of	Ended	% of
	June 30,	Expense	June 30,	Expense	Increase (Decrease)
	2006	Category	2005	Category	$	%
Research and development
Compensation related	$4,880	20%	$3,199	22%	$1,681	53%
External services	2,825	11%	3,544	24%	(719)	(20%)
Clinical trial and manufacturing expenses	6,439	26%	—	0%	6,439	100%
License and patent fees	1,126	5%	2,269	16%	(1,143)	(50%)
Lab supplies and materials	2,946	12%	1,927	13%	1,019	53%
Facilities-related expenses	2,883	12%	2,235	15%	648	29%
Non-cash stock-based compensation	2,448	10%	741	5%	1,707	230%
Other	1,075	4%	647	5%	428	66%

Total research and development	$24,622	100%	$14,562	100%	$10,060	69%

          As indicated in the table above, the increase in research and development expenses in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily due to clinical trial and manufacturing related expenses in support of our RSV clinical program, which began in December 2005. The increase in compensation related and lab supplies and materials expenses was due to additional research and development headcount over the past year to support our alliances and expanding product pipeline. The increase in stock-based compensation was primarily due to our adoption of SFAS 123R on January 1, 2006. These increases were partially offset by a decrease in license fees due to the $2.1 million in non-cash license fees we recognized in June 2005 in connection with the amendment of our license agreement with Garching. We expect to continue to devote a substantial portion of our resources to research and development expenses and that research and development expenses will increase as we continue development of our and our collaborators’ product candidates and technologies.
          Prior to July 1, 2004, we did not track any of our research and development costs or our personnel and personnel-related costs on a project-by-project basis, because the majority of our efforts were focused on the development of capabilities associated with our product platform rather than on specific projects. In July 2004, we began work under our agreement with Merck for the co-development of RNAi ocular therapeutics, or the Ocular Agreement. In July 2006, we terminated the Ocular Agreement and entered into an amended and restated research collaboration and license agreement with Merck (the “Amended Collaboration Agreement”). Both the Ocular Agreement and the Amended Collaboration Agreement contain a cost sharing arrangement whereby each party reimburses the other for 50% of the costs incurred under the project, as defined by the agreement. Costs reimbursed under the agreements include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. As a result, in July 2004, we began tracking direct external costs attributable to, and the actual time our employees worked on, the Ocular Agreement, and continue to do so for purposes of the Amended Collaboration Agreement. However, a significant portion of our research and development expenses are not tracked on a project-by-project basis. In addition, as of June 30, 2006, the majority of our research programs were in the preclinical phase, meaning that we were conducting formulation, efficacy, pharmacology and/or toxicology testing of compounds in animal models and/or biochemical assays. We initiated our first human clinical trials for our proprietary RNAi therapeutic for the treatment of patients with RSV during the fourth quarter of 2005.
          General and administrative
          The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands, and percentages:
Three Months Ended June 30, 2006 and 2005

	Three Months	% of	Three Months	% of	Increase
	Ended	Expense	Ended	Expense	(Decrease)
	June 30, 2006	Category	June 30, 2005	Category	$	%
General and administrative
Compensation related	$845	19%	$873	28%	$(28)	(3%)
Consulting and professional services	1,445	33%	905	29%	540	60%
Facilities related	671	15%	476	15%	195	41%
Non-cash stock-based compensation	688	16%	351	11%	337	96%
Insurance	155	3%	147	5%	8	5%
Other	634	14%	370	12%	264	71%

Total general and administrative	$4,438	100%	$3,122	100%	$1,316	42%

          As indicated in the table above, the increase in general and administrative expenses during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily due to higher non-cash stock-based compensation expenses related to the company’s adoption of SFAS No. 123R on January 1, 2006 as well as higher legal and professional service fees due to increased business activities.

Six Months Ended June 30, 2006 and 2005

	Six Months	% of	Six Months	% of
	Ended	Expense	Ended	Expense	Increase
	June 30, 2006	Category	June 30, 2005	Category	$	%
General and administrative
Compensation related	$1,688	21%	$1,631	27%	$57	3%
Consulting and professional services	2,403	30%	1,719	28%	684	40%
Facilities related	1,258	16%	984	16%	274	28%
Non-cash stock-based compensation	1,533	19%	658	11%	875	133%
Insurance	317	4%	306	5%	11	4%
Other	823	10%	776	13%	47	6%

Total general and administrative	$8,022	100%	$6,074	100%	$1,948	32%

          As indicated in the table above, the increase in general and administrative expenses during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily due to higher stock-based compensation expenses related to our adoption of SFAS No. 123R on January 1, 2006 as well as higher legal and professional service fees due to increased business activities.
          Interest income, interest expense and other
          Interest income was $1.5 million for the three months ended June 30, 2006 and $2.8 million for the six months ended June 30, 2006 compared to $0.3 million for the three months ended June 30, 2006 and $0.5 million for the six months ended June 30, 2005. The increase was due to our higher average cash, cash equivalent and marketable securities balances in the three and six months ended June 30, 2006 as well as higher average interest rates.
          Interest expense was $0.2 million for the three months ended June 30, 2006 and $0.5 million for the six months ended June 30, 2006 compared to $0.2 million for the three months ended June 30, 2005 and $0.5 million for the six months ended June 30, 2005. We expect that our interest expense will continue to increase as we finance additional capital expenditures during the remainder of 2006 using our existing line of credit.
          Other income (expense) was $0.1 million for the three months ended June 30, 2006 and $0.2 million in the six months ended June 30, 2006, compared to $49,000 for the three months ended June 30, 2005 and $0.1 million in the six months ended June 30, 2005. The increase in other expenses was primarily due to realized foreign currency losses on intercompany transactions.
Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2006	2005
Net loss	$(18,770)	$(17,745)
Adjustments to reconcile net loss to net cash used in operating activities	5,983	5,028
Changes in operating assets and liabilities	(4,298)	(1,172)

Net cash used in operating activities	(17,085)	(13,889)
Net cash (used in) provided by investing activities	(27,326)	2,322
Net cash provided by financing activities	64,318	809
Effect of exchange rate on cash	(19)	(349)

Net increase (decrease) in cash and cash equivalents	19,888	(11,107)
Cash and cash equivalents, beginning of period	15,757	20,272

Cash and cash equivalents, end of period	$35,645	$9,165

          We commenced operations in June 2002 and, since our inception, we have generated significant losses. As of June 30, 2006, we had an accumulated deficit of $124.7 million. As of June 30, 2006, we had cash, cash equivalents and marketable securities of $123.3 million, compared to cash, cash equivalents and marketable securities of $80.0 million as of December 31, 2005. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. This trend continued in the six months ended June 30, 2006 as our use of cash in our operating activities increased as compared to the six months ended June 30, 2005 due to our higher net loss and changes in our operating assets and liabilities. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments primarily consist of stock-based compensation, depreciation and amortization. Non-cash stock-based compensation increased due primarily to our adoption of SFAS 123R on January 1, 2006 as well as to a lesser extent the increase of the fair value of non-employee stock options. In addition, we received $1.1 million in proceeds from our landlord for tenant improvements at our Cambridge facility. We also had an increase in accounts payable of $1.7 million for the six months ended June 30, 2006. These increases were offset by a net accounts receivable increase of $3.0 million and amortization of deferred revenue of $4.5 million for the six months ended June 30, 2006. Our cash utilization is expected to continue for the remainder of 2006 and thereafter as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.
          Investing activities
          For the six months ended June 30, 2006, net cash used in investing activities of approximately $27.3 million resulted from net purchases of marketable securities of approximately $23.4 million as well as purchases of property and equipment of approximately $3.9 million. For the six months ended June 30, 2005, net cash provided by investing activities resulted from net sales of marketable securities of approximately $3.3 million, partially offset by purchases of property and equipment of approximately $1.0 million.
          Financing activities
          For the six months ended June 30, 2006, our financing activities provided $64.3 million, reflecting the net proceeds of $62.2 million from our follow-on public offering in January 2006 as well as proceeds of $0.5 million from stock option exercises. In addition, we borrowed $2.6 million under our line of credit with Oxford Finance Corporation, or Oxford, offset by debt payments of $1.0 million.
          In March 2006, we entered into an agreement with Oxford to establish an equipment line of credit for up to $7.0 million, available through June 2007, and we borrowed an aggregate of approximately $388,000 from Oxford pursuant to the security agreement. Of such amount, approximately $241,000 bears interest at a fixed rate of 10.07% and is required to be repaid in 48 monthly installments of principal and interest beginning in March 2006. The remainder of such amount, approximately $147,000, bears interest at a fixed rate of 10.09% and is required to be repaid in 36 monthly installments of principal and interest beginning in March 2006. In June 2006, we borrowed approximately $2.3 million pursuant to the agreement. Of such amount, approximately $2.1 million bears interest at a fixed rate of 10.37% and is required to be repaid in 36 monthly installments of principal and interest beginning in June 2006. The remainder of such amount, approximately $0.2 million, bears interest at a fixed rate of 10.35% and is required to be repaid in 48 monthly installments of principal and interest beginning in June 2006.
          In March 2004, we entered into an agreement with Lighthouse Capital Partners V, L.P. to establish an equipment line of credit for $10.0 million. In June 2005, the parties amended the agreement to allow us the ability to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict our ability to dispose of or transfer these assets. As of June 30, 2006, there was $6.5 million outstanding under this line of credit, $6.2 million of which bears interest at a fixed rate of

9.25% and $0.3 million of which bears interest at a fixed rate of 10.25%, maturing at various dates through December 2009. We were required to make interest only payments on all drawdowns made during the period from March 26, 2004 through June 30, 2005 at which point all drawdowns began to be repaid over 48 months. On the maturity of each equipment advance under the line of credit, we are required to pay, in addition to the paid principal and interest, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense.
          At June 30, 2006, we had an aggregate outstanding balance of $9.1 million under all our loan agreements.
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
Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2005. In June 2006, we borrowed approximately $2.3 million pursuant to our line of credit with Oxford. Of such amount, approximately $2.1 million bears interest at a fixed rate of 10.37% and is required to be repaid in 36 monthly installments of principal and interest beginning in June 2006. The remainder of such amount, approximately $0.2 million, bears interest at a fixed rate of 10.35% and is required to be repaid in 48 monthly installments of principal and interest beginning in June 2006. In August 2006, we borrowed approximately $1.1 million pursuant to our line of credit with Oxford. Of such amount, approximately $0.6 million bears interest at a fixed rate of 10.39% and is required to be repaid in 48 monthly installments of principal and interest beginning in August 2006. The remainder of such amount, approximately $0.5 million, bears interest at a fixed rate of 10.41% and is required to be repaid in 36 equal monthly installments of principal and interest beginning in August 2006. Other than this additional debt, there have been no material changes in our contractual obligations and commitments since December 31, 2005.

Recently Issued Accounting Pronouncements
          In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact, if any, of FIN 48 on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, corporate debt, and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates would impact the net fair value of such interest-sensitive financial instruments by less than $200,000.
          In June 2006, we borrowed an aggregate of approximately $2.3 million from Oxford pursuant to our line of credit all of which bears interest at a fixed rate. As a result, any changes in the prime rate will not affect our future payments for existing debt outstanding under this line of credit.
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
ITEM 4. CONTROLS AND PROCEDURES
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          Very few drug candidates based on these discoveries have ever been tested in animals or humans. siRNAs may not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, nor the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these drug-like properties into siRNAs. We may spend large amounts of money trying to introduce these properties, and may never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize drugs based upon our technological approach, we may not become profitable and the value of our common stock will decline.
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
          We have experienced significant operating losses since our inception. As of June 30, 2006, we had an accumulated deficit of $124.7 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies, but cannot be certain that we will be able to secure or maintain these collaborations or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.
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
          Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to establish and maintain additional collaborative arrangements;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
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
If the estimates we make, or the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.
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
          For certain drug candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Novartis, as well as collaborations with Merck, Medtronic and with Cystic Fibrosis Foundation Therapeutics, Inc. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.
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
          We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-good manufacturing practice material for use in in vitro and in vivo experiments. Our products may also depend upon the use of specialized formulations, such as liposomes, whose scale-up and manufacturing could also be very difficult. We also have very limited experience of such scale-up and manufacturing, requiring us to depend on third parties, who might not be able to deliver at all or in a timely manner. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic RNAi. We have contracted with Dowpharma contract manufacturing services, a business unit of The Dow Chemical Company, for supply of material to meet our testing needs for toxicology and clinical testing. There are risks inherent in pharmaceutical manufacturing that could affect Dowpharma’s ability to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis failures and contamination during the manufacturing process, both of which could result in unusable product and cause delays in our development process. The manufacturing process for any products that we may develop is an element of the U.S. Food and Drug Administration, or FDA, approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
          Since we commenced operations in 2002, we have grown rapidly to over 105 full time equivalent employees, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. This rapid and substantial growth, and the geographical separation of our sites, has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two different countries. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
          Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We have one product candidate, ALN-RSV01, being developed for the treatment of respiratory syncytial virus, or RSV, infection, for which we recently completed two Phase I clinical trials. We may not be able to further advance any product candidates into clinical trials. Even if we do successfully enter into clinical studies, the results from pre-clinical testing of a drug candidate may not predict the results that will be obtained in human clinical trials. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
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
          Delays in clinical trials could reduce the commercial viability of our drug candidates. Any of the following could delay our clinical trials:
•	discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in engaging IRBs to oversee trials or problems in obtaining IRB approval of studies;

•	delays in enrolling patients and volunteers into clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative results of clinical trials;

•	inadequate supply or quality of drug candidate materials or other materials necessary for the conduct of our clinical trials;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidate; or

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or pre-clinical investigation.

The FDA approval process may be delayed for any drugs we develop that require the use of specialized drug delivery devices.
          Some drug candidates that we develop may need to be administered using specialized drug delivery devices. We believe that any product candidate we develop for Parkinson’s disease, or PD, Huntington’s disease, or HD, or other central nervous system diseases may need to be administered using such a device. For neurodegenerative diseases, we have entered into a collaboration agreement with Medtronic to pursue potential development of drug-device combinations incorporating RNAi therapeutics. We may not achieve successful development results under this collaboration and may need to seek other collaboration partners to develop alternative drug delivery systems, or utilize existing drug delivery systems, for the delivery of Direct RNAi therapeutics for these diseases. While we expect to rely on drug delivery systems that have been approved by the FDA or other regulatory agencies to deliver drugs like ours to similar physiological sites, we, or our collaborator, may need to modify the design or labeling of such delivery device for some products we may develop. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified delivery device. Further, to the extent the specialized delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device, or its labeling, and to obtain any additional approvals or clearances. In cases where we do not have an ongoing collaboration with the company that makes the device, obtaining such additional approvals or clearances and the cooperation of such other company could significantly delay and increase the cost of obtaining marketing approval, which could reduce the commercial viability of our drug candidate. In summary, we may be unable to find, or experience delays in finding, suitable drug delivery systems to administer Direct RNAi therapeutics, which could negatively affect our ability to successfully commercialize certain Direct RNAi therapeutics.
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
          Because the drugs we are intending to develop may represent a new class of drug, the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While we expect any RSV, PD, spinal cord injury, cystic fibrosis, CF or pandemic flu product candidates we develop will be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there are approved treatments for RSV and PD, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.
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
          We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for RSV, flu, PD, hypercholesterolemia, neuropathic pain and CF. Virazole is currently marketed for the treatment of certain RSV patients, Tamiflu® and Relenza® are marketed for the treatment of flu patients, numerous drugs are currently marketed for the treatment of hypercholesterolemia, PD and neuropathic pain and two drugs, TOBI® and Pulmozyme®, are currently marketed for the treatment of CF. These drugs, or other of our competitors’ products, may be more effective, or marketed and sold more effectively, than any products we develop.
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
     In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working in the field of RNAi, including Sirna Therapeutics, Inc., Nastech Pharmaceuticals, Inc., Acuity Pharmaceuticals, Inc., Nucleonics, Inc., SR Pharma and CytRx Corporation. In addition, we granted licenses to Isis, GeneCare, Benitec, Nastech as well as others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us.
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
     Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we will rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The mere issuance of a patent does not guarantee that it is valid or enforceable,. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office, or USPTO may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
     Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.
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
          We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from Isis Pharmaceuticals, Inc., Idera Pharmaceuticals, Inc., Carnegie Institution of Washington, Cancer Research Technology Limited, the Massachusetts Institute of Technology, the Whitehead Institute, Garching Innovation GmbH, representing the Max Planck Gesellschaft zur Förderung der Wissenschaften e.V., referred to as the Max Planck organization, Stanford University, Cold Spring Harbor Laboratory and the University of South Alabama. We also intend to enter into additional licenses to third party intellectual property in the future.
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
     RNA interference is a relatively new scientific field that has generated many different patent applications from organizations and individuals seeking to obtain important patents in the field. These applications claim many different methods, compositions and processes relating to the discovery, development and commercialization of RNAi therapeutics. Because the field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in the RNAi field. Others may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Any attempt to circumvent or invalidate our intellectual property rights would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
     After the grant by the European Patent Office, or EPO, of the Kreutzer-Limmer patent, published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention, or EPC. In oral proceedings in June 2006, the EPO opposition division in charge of the opposition proceedings upheld the patent with amended claims. This decision may, however, be appealed. If appealed, the Boards of Appeal of the EPO may choose to uphold, further amend or revoke the patent it in its entirety. However, because a European Patent represents a bundle of national patents for each of the designated member states and must be enforced on a country-by country-basis, even if upheld, a National Court in one or more of the EPC member states could subsequently rule the patent invalid.
     In addition, four parties have filed Notices of Opposition in the EPO against the Kreutzer-Limmer patent, published under the publication number EP 1214945, and one party has given notice to the Australian Patent Office, IP Australia, that it opposes the grant of our patent AU 778474, which derives from the same parent international patent application that gave rise to EP 1144623 and EP 1214945. The proceedings in the EPO and Australian Patent Office may take several years before an outcome becomes final.
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
          For two important patents, owned in part or solely by the Max Planck organization of Germany, our amended licenses with Garching Innovation GmbH, a related entity to the Max Planck organization, require us to maintain a minimum level of employees in Germany. If we fail to comply with this condition, the owners of the patents that are the subject of these licenses may have the right to grant a similar license to one other company. We regard these patents as significant because they relate to important aspects of the structure of siRNA molecules and their use as therapeutics.
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
          As of June 30, 2006, the holders of approximately 7.1 million shares of our common stock have rights to require us to file registration statements under the Securities Act of 1933, as amended, or the Securities Act, or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.
Insiders have substantial influence over Alnylam and could delay or prevent a change in corporate control.
          Novartis holds 16.4% of our outstanding common stock as of June 30, 2006. In addition, our directors and executive officers, together with their affiliates, beneficially own, in the aggregate, approximately 4% of our outstanding common stock as of June 30, 2006. Accordingly, these concentrations of ownership may harm the market price of our common stock by:
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our annual meeting of stockholders was held on June 1, 2006. At the annual meeting, the following matters were voted upon:
1.	Our stockholders elected the three persons listed below as Class II directors, each to serve until our 2009 annual meeting of stockholders and until their successors are duly elected and qualified. The table set forth below lists the number of shares of our common stock voted in favor of the election of each such person, as well as the number of votes withheld from such person:

	Number of Shares	Number of Shares
	For	Withheld
John K. Clarke	24,168,574	5,232,134

Vicki L. Sato, Ph.D.	25,258,944	4,141,764

James L. Vincent	25,119,105	4,281,603
The terms of office of the following directors continued after the annual meeting:
Peter Barrett, Ph.D. Kevin P. Starr John M. Maraganore, Ph.D. Paul R. Schimmel, Ph.D. Phillip A. Sharp, Ph.D.
2.	Our stockholders ratified the appointment by our board of directors of PricewaterhouseCoopers L.L.P. as our independent auditors for the fiscal year ending December 31, 2006. The holders of 29,286,685 shares of our common stock voted in favor of this proposal. The holders of 108,290 shares voted against this proposal. The holders of 5,733 shares abstained from voting on this matter.
ITEM 5. OTHER INFORMATION
          As previously disclosed, on March 31, 2006, we entered into a Master Security Agreement, or the Security Agreement, with Oxford Finance Corporation, or Oxford, pursuant to which we may borrow money from Oxford from time to time, and granted to Oxford a security interest in all property financed by Oxford, as set forth in the Security Agreement.
           On August 4, 2006, we borrowed an additional approximately $1.1 million from Oxford pursuant to the Security Agreement. Of such amount, approximately $0.6 million bears interest at a fixed rate of 10.39% and is required to be repaid in 48 monthly installments of principal and interest beginning in August 2006. The remainder of such amount, approximately $0.5 million, bears interest at a fixed rate of 10.41% and is required to be repaid in 36 monthly installments of principal and interest beginning in August 2006. We intend to use the $1.1 million to partially fund our planned expansion into additional office and laboratory space in our Cambridge, MA facility, as well as the purchase of additional computer and laboratory equipment to accommodate the expansion.
ITEM 6. EXHIBITS

10.1 †	Amended and Restated Research Collaboration and License Agreement by and between Merck & Co., Inc. and the Registrant effective as of July 3, 2006.

10.2†	Termination Agreement by and between Merck & Co., Inc. and the Registrant dated July 3, 2006.

31.1	Certification of President and Chief Executive Officer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 4, 2006	/s/ John M. Maraganore President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2006	/s/ Patricia L. Allen

Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)