Form 10-Q
period 2006-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2006-11-09
CIK 1178670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of October 31, 2006, the registrant had 32,224,739 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005	1
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005	2
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005	3
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4. CONTROLS AND PROCEDURES	24

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44

ITEM 6. EXHIBITS	44

SIGNATURES	46

Ex-10.1 Collaboration and License Agreement by and between the Registrant and Biogen Idec MA. Inc. dated September 20, 2006
Ex-10.2 Letter Agreement by and between the Registrant and Vincent J. Miles effective as of October 20, 2006
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$35,516	$15,757
Marketable securities	84,758	64,245
Collaboration receivables	4,847	609
Related party notes receivable	—	146
Prepaid expenses and other current assets	1,706	1,657

Total current assets	126,827	82,414
Property and equipment, net of accumulated depreciation of $7,732 and $5,097 at September 30, 2006 and December 31, 2005, respectively	12,856	10,580
Intangible assets, net of accumulated amortization of $1,454 and $1,143 at September 30, 2006 and December 31, 2005, respectively	2,180	2,491
Restricted cash	2,313	2,313
Other assets	351	550

Total assets	$144,527	$98,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,456	$1,975
Accrued expenses	5,104	3,899
Current portion of notes payable	3,046	1,876
Deferred revenue	10,924	10,734

Total current liabilities	21,530	18,484
Deferred revenue, net of current portion	8,473	10,099
Deferred rent	3,310	2,467
Notes payable, net of current portion	6,437	5,519

Total liabilities	39,750	36,569

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 32,176,921 shares issued and outstanding as of September 30, 2006; 26,721,149 shares issued and 26,638,255 shares outstanding as of December 31, 2005	322	267
Additional paid-in capital	236,416	170,033
Deferred stock compensation	(135)	(2,460)
Accumulated other comprehensive gain (loss)	263	(142)
Accumulated deficit	(132,089)	(105,919)

Total stockholders’ equity	104,777	61,779

Total liabilities and stockholders’ equity	$144,527	$98,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$8,211	$1,413	$19,949	$4,164

Cost and expenses:

Research and development (1)	12,833	7,995	37,455	22,557
General and administrative (1)	3,982	4,088	12,004	10,162

Total costs and expenses	16,815	12,083	49,459	32,719

Loss from operations	(8,604)	(10,670)	(29,510)	(28,555)

Other income (expense):
Interest income	1,555	237	4,353	759
Interest expense	(265)	(244)	(733)	(717)
Other (expense) income	(86)	(1)	(280)	90

Total other income (expense)	1,204	(8)	3,340	132

Net loss	$(7,400)	$(10,678)	$(26,170)	$(28,423)

Net loss per common share — basic and diluted	$(0.23)	$(0.51)	$(0.83)	$(1.37)

Weighted average common shares used to compute basic and diluted net loss per common share	32,122	20,914	31,465	20,674

Comprehensive loss:
Net loss	$(7,400)	$(10,678)	$(26,170)	$(28,423)
Foreign currency translation adjustments	47	(8)	276	(463)
Unrealized gain on marketable securities	104	9	129	11

Comprehensive loss	$(7,249)	$(10,677)	$(25,765)	$(28,875)

(1) Non-cash stock-based compensation expense included in these amounts are as follows:
Research and development	$883	$1,074	$3,331	$1,815
General and administrative	831	1,122	2,364	1,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(26,170)	$(28,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,728	2,367
Non-cash stock-based compensation	5,695	3,595
Non-cash license expense	130	2,093
Charge for 401(k) company stock match	91	—
Realized foreign currency losses (gains)	140	(90)
Changes in operating assets and liabilities:
Proceeds from landlord for tenant improvements	1,106	—
Collaboration receivables	(4,238)	548
Prepaid expenses and other assets	102	(330)
Accounts payable	469	1,088
Accrued expenses	1,252	(958)
Deferred revenue	(1,435)	9
Deferred tax asset	113	—

Net cash used in operating activities	(20,017)	(20,101)

Cash flows from investing activities:
Purchases of property and equipment	(4,695)	(1,347)
Purchases of marketable securities	(118,798)	(19,185)
Sales of marketable securities	98,286	27,328

Net cash (used in) provided by investing activities	(25,207)	6,796

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	62,847	120
Proceeds from notes payable	3,613	762
Repayments of notes payable	(1,525)	(416)

Net cash provided by financing activities	64,935	466

Effect of exchange rate on cash	48	(255)

Net increase (decrease) in cash and cash equivalents	19,759	(13,094)
Cash and cash equivalents, beginning of period	15,757	20,272

Cash and cash equivalents, end of period	$35,516	$7,178

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
Accounting for Stock-Based Compensation
     As of September 30, 2006, an aggregate of 5,520,662 shares of common stock were reserved for issuance under the Company’s 2004 Stock Incentive Plan, including outstanding options to purchase 3,945,196 shares of common stock and 1,575,466 shares were available for future grant. Each option shall expire within ten years of issuance. Stock options granted by the Company to employees generally vest as to 25 percent of the shares on the first anniversary of the grant date and 6.25 percent of the shares at the end of each successive three-month period until fully vested. Since the Company’s adoption of SFAS 123R, there have been no changes to the Company’s equity plans or modifications to outstanding stock-based awards. Stock options granted by the Company to non-employee directors (1) upon their appointment to the board, vest as to one-third of such shares on each of the first, second and third anniversaries of the date of grant and (2) at each year’s annual meeting at which they serve as a director, vest in full on the first anniversary of the date of grant.
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

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified- prospective-transition method. Under that transition method, stock-based compensation expense recognized for the nine months ended September 30, 2006 includes compensation for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.
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
     Upon the adoption of SFAS 123R, $0.8 million of the Company’s deferred stock-based compensation balance of $2.5 million as of December 31, 2005, which was accounted for under APB 25, was reclassified against additional paid-in-capital. The remaining portion of deferred stock-based compensation balance at September 30, 2006 was composed of $0.1 million relating to the intrinsic value of stock options granted below fair market value that were accounted for under the minimum value method because the Company’s stock was not publicly traded. The Company accounts for non-employee grants as an expense over the vesting period of the underlying stock options using the method prescribed by FASB Interpretation No. 28. At the end of each financial reporting period prior to vesting, the value of these options (as calculated using the Black-Scholes option-pricing model) is re-measured using the then-current fair value of the Company’s common stock. The Company recognized approximately $0.1 million and $1.2 million of stock-based compensation expense related to these non-employee options for the three and nine months ended September 30, 2006,. Total compensation cost for all share-based payment arrangements for the three and nine months ended September 30, 2006 was $1.7 million and $5.7 million. Under the provisions of SFAS 123R, the Company recorded $1.6 million and $4.5 million of stock-based compensation for the three and nine months ended September 30, 2006, which represents an increase in basic and diluted net loss per share allocable to common stockholders of $0.05 per share and $0.14 per share for the three and nine months ended September 30, 2006. No amounts relating to the stock-based compensation have been capitalized.
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005, in thousands, except per share amounts. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Net loss, as reported	$(10,678)	$(28,423)
Add: Total stock-based compensation expense determined under the intrinsic value method for all employee awards	1,154	2,110
Deduct: Total stock-based compensation expense determined under the fair value method for all employee awards	(2,463)	(4,275)

Pro forma net loss	$(11,987)	$(30,588)

Basic and diluted net loss per common share, as reported	$(0.51)	$(1.37)
Basic and diluted net loss per common share, pro forma	$(0.57)	$(1.48)
     The fair value of stock options at date of grant, based on the following assumptions, was estimated using the Black-Scholes option-pricing model. The Company’s expected stock-price volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly available as well as the historical volatility of our publicly traded stock. The expected life assumption is based on the simplified method provided for under SAB 107, which averages the contractual term of the Company’s options (10 years) with the ordinary vesting term (2.2 years). The dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the zero coupon rate in effect at the time of grant for instruments with a similar expected life. Based on historical experience, the Company has assumed an annualized forfeiture rate of 4.35% for its stock options. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.60%	3.82%	4.85%	3.75%
Expected dividend yield	—	—	—	—
Expected option life	6.1 years	5 years	6 years	5 years
Expected volatility	67%	69%	67%	68%
     As of September 30, 2006, there remained approximately $7.5 million of unearned compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of approximately 1.3 years.

     Presented below is the Company’s stock option activity:

	Nine Months Ended
	September 30, 2006		September 30, 2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	3,907,127	$5.73	2,851,967	$2.91
Granted	456,750	$14.25	408,249	$7.80
Exercised	(389,955)	$1.78	(74,316)	$0.67
Cancelled	(28,726)	$6.87	(5,428)	$4.92

Outstanding at end of period	3,945,196	$7.10	3,180,472	$3.58

Options exercisable at end of period	1,743,062	$3.26	1,150,482	$0.80

Weighted average fair value of options granted		$9.21		$4.28
     The weighted average remaining contractual life for options outstanding and exercisable as of September 30, 2006 was 8.18 years and 7.41 years.
     The aggregate intrinsic value of outstanding options as of September 30, 2006 was $29.1 million, of which $19.5 million related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of the Company’s common stock on September 30, 2006 ($14.41) and the exercise price of the underlying options. The intrinsic value of options exercised was $0.3 million and $39,000 for the three months ended September 30, 2006 and 2005. The intrinsic value of options exercised was $5.2 million and $0.5 million for the nine months ended September 30, 2006 and 2005.
Employee Stock Purchase Plan
     In 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) with 315,789 shares authorized for issuance. Under the 2004 Purchase Plan, the Company makes one offering each year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of the offering is equal to the lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. The annual offering period begins on the 1st day of November each year and ends on the 31st day of October each year. The Company issued 51,792 shares during 2005 and as of September 30, 2006, 263,997 shares were available for issuance under the 2004 Purchase Plan. In connection with the 2006 annual offering period, the Company issued an additional 40,530 shares under the 2004 Purchase Plan on October 31, 2006.
     The weighted average fair value of stock purchase rights granted as part of the 2004 Purchase Plan during the three and nine months ended September 30, 2006 was $4.18. The fair value was estimated using the Black-Scholes option-pricing model. The Company used a weighted-average stock-price volatility of 70%, option life assumption of one year and risk-free rate of 4.18%. The Company recorded $0.1 million of stock-based compensation for the nine months ended September 30, 2006 related to the 2004 Purchase Plan.
401(k) Plan
     The Company maintains a 401(k) plan in which all of its regular employees in the United States are eligible to participate. Participants may contribute up to 60% of their annual base salary to the plan, subject to certain limitations. Beginning in April 2006, the Company began matching in common stock up to 3% of a participant’s base salary. Employer common stock matches vest between immediately and two years, depending on years of service with the Company. Employees have the ability to transfer funds from the Company stock fund to other plan funds as they choose, subject to blackout periods. The Company issued 6,084 shares of common stock during the nine months ended September 30, 2006 in connection with matches under the 401(k) plan.

Net Loss Per Common Share
     The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128 “Earnings per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method), unvested restricted stock awards and the weighted average conversion of the preferred stock into shares of common stock (using the if-converted method) for periods prior to the Company’s initial public offering, which was completed in June 2004. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.
     The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options to purchase common stock	3,945,196	3,180,472	3,945,196	3,180,472
Warrants to purchase common stock	—	52,630	—	52,630
Unvested restricted common stock	—	118,037	—	118,037
Options that were exercised before vesting	36,403	68,744	44,345	76,909

	3,981,599	3,419,883	3,989,541	3,428,048

Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of FIN 48 on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.
     In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations.

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
     In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. In June 2005, the parties amended the agreement to allow the Company the ability to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. The outstanding principal bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005, which bears interest at a fixed rate of 10.25%, maturing at various dates through December 2009. The Company was required to make interest only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005 at which point all draw-downs began to be repaid over 48 months. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. As of September 30, 2006, there was $6.0 million outstanding under this line of credit with Lighthouse.
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
     As of September 30, 2006, future cash payments under the notes payable to Lighthouse and Oxford, including interest, are as follows, in thousands:

Remainder of 2006	$953
2007	3,810
2008	3,810
2009	3,060
2010	162

Total through 2010	11,795
Less: portion representing interest	2,312

Principal	9,483
Less: current portion	3,046

Long-term notes payable	$6,437

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
     Under the terms of the Collaboration and License Agreement, the parties will work together on a defined number of selected targets, as defined in the Collaboration and License Agreement, to discover and develop therapeutics based on RNA interference (“RNAi”). The Collaboration and License Agreement has an initial term of three years and may be extended for two additional one-year terms at the election of Novartis. In addition, Novartis may terminate the Collaboration and License Agreement after a period of two years under certain circumstances or in the event that the Company materially breaches its obligations. The Company may terminate the agreement with respect to particular programs, products and or countries in the event of certain material breaches of obligations by Novartis, or in its entirety under certain circumstances for multiple such breaches. Novartis made up-front payments totaling $10.0 million to the Company in October 2005 in consideration for the rights granted to Novartis under the Collaboration and License Agreement and to reimburse prior costs incurred by the Company to develop in vivo RNAi technology. In addition, the Collaboration and License Agreement includes terms under which Novartis will provide the Company with research funding and milestone payments as well as royalties on annual net sales of products resulting from the Collaboration and License Agreement. The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate the Company’s intellectual property relating to certain RNAi technology into Novartis’ operations under certain circumstances (the “Integration Option”). In connection with the exercise of the Integration Option, Novartis will be required to make certain additional payments to the Company. The terms of the Collaboration and License Agreement allow the Company to retain the right to discover, develop, commercialize or manufacture compounds that function through the mechanism of RNAi or products that contain such compounds as an active ingredient with respect to targets not selected by Novartis for inclusion in the Collaboration and License Agreement, provided that Novartis has a right of first offer in the event that the Company proposes to enter into an agreement with a third party with respect to any such target. The Company recognized $5.5 million and $14.3 million in revenues during the three and nine months ended September 30, 2006 and has $10.2 million of deferred revenue on its balance sheet related to such agreements at September 30, 2006.
Novartis Pandemic Flu Alliance
     In February 2006, the Company entered into a separate alliance with Novartis for the development of RNAi therapeutics for pandemic flu (“Novartis Flu Agreement”). The Novartis Flu Agreement supplements and, to the extent described therein, supersedes in relevant part the Collaboration and License Agreement for the broad Novartis alliance. Under the terms of the Novartis Flu Agreement, the Company and Novartis have joint responsibility for development of RNAi therapeutics for pandemic flu. Novartis will have primary responsibility for commercialization of such RNAi therapeutics worldwide, but the Company will be actively involved, and may in certain circumstances take the lead, in commercialization in the United States. The Company is eligible to receive significant funding from Novartis for its development efforts on RNAi therapeutics for pandemic flu, and to receive a significant share of any profits. The Company recognized $1.0 million and $2.9 million in revenues during the three and nine months ended September 30, 2006 under the Novartis Flu Agreement.
Merck
     On July 3, 2006, the Company executed an Amended and Restated Research Collaboration and License Agreement (the “Amended License Agreement”) with Merck & Co., Inc. (“Merck”), which amends and restates the Research Collaboration and License Agreement, dated September 8, 2003, between the Company and Merck, as amended (the “Original License Agreement”). The collaboration between the Company and Merck is focused on developing RNAi therapeutics for targets associated with human diseases and, under the terms of the Amended License Agreement, will focus on the nine targets that remained to be nominated by Merck under the terms of the Original License Agreement. These nine programs will be in addition to the existing program directed to the NOGO pathway on which the Company and Merck are already collaborating. The Company may select three of the nine additional programs as joint development programs, which Merck will co-fund and participate in from the outset. In October 2006, the Company selected a co-development program from the first three targets presented by Merck under the Amended License Agreement. Under the Original License Agreement, the collaboration was structured such that co-funding by Merck would not begin until after the completion of defined pre-clinical work. The Amended License Agreement provides funding from Merck immediately for programs selected by the Company for co-development, and provides that, in the United States, the Company will have the right to co-promote RNAi therapeutic products developed in these three co-development programs. Merck will assume primary responsibility for the remaining six programs and the Company is eligible to receive milestone payments and royalties on any RNAi therapeutic products developed and commercialized by Merck in these six programs. The initial term of the collaboration under the Amended License Agreement is five years from the date of the Original License Agreement and, unless earlier terminated, will continue until the date on which no product is being developed or commercialized under the agreement. Unless earlier terminated, the Amended License Agreement shall continue in effect until the expiration of all royalty obligations and profit-sharing obligations under the agreement.
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
     As of September 30, 2006, the Company has deferred revenue on its balance sheet of $4.1 million related to upfront cash payments and additional license fee payments received from the Original License Agreement and the Ocular Collaboration Agreement. The Company is recognizing the remaining deferred revenue on a straight-line basis over the period of expected performance or five years. The Company recognized revenues under the Amended License Agreement of $0.2 million in the three months ended September 30, 2006 and $0.7 million in the nine months ended September 30, 2006, as compared to $0.9 million in the three months ended September 30, 2005 and $3.2 million in the nine months ended September 30, 2005.
Biogen Idec
     On September 20, 2006, the Company entered into a Collaboration and License Agreement (“Biogen Idec Collaboration Agreement”) with Biogen Idec Inc. (“Biogen Idec”). The collaboration will focus on the discovery and development of therapeutics based on RNAi for the potential treatment of progressive multifocal leukoencephalopathy (“PML”). The Company and Biogen Idec will initially conduct investigative research into the potential of RNAi technology to develop therapeutics to treat PML. Under the terms of the Biogen Idec Collaboration Agreement, the Company granted Biogen Idec an exclusive license to distribute, market and sell certain RNAi therapeutics to treat PML and Biogen Idec has agreed to fund all related research and development activities. The Company also received an upfront $5.0 million payment from Biogen Idec. In addition, assuming the successful development and utilization of a product resulting from the collaboration, Biogen Idec will be required to pay Alnylam milestone and royalty payments. The Company did not recognize any revenue for the three months ended September 30, 2006 and has $5.0 million in deferred revenue on its balance sheet as of September 30, 2006 related to the Biogen Idec Collaboration Agreement.

Ebola
     On September 28, 2006, the Company was awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus, with the National Institute of Allergy and Infectious Diseases, a component of the National Institutes of Health. The federal contract will provide the Company with up to $23 million in funding over a four-year period to develop small interfering RNAs (“siRNAs”), the molecules that mediate RNAi, as anti-viral drugs targeting the Ebola virus. The Ebola virus can cause a severe, often fatal infection, and poses a potential biological safety risk and bioterrorism threat. Of the $23 million, the government has committed to pay the Company $14.2 million over the first two years of the contract and, subject to the progress of the program and budgetary considerations in future years, the remaining $8.8 million over the last two years of the contract. The Company did not recognize any revenue for the three months ended September 30, 2006 under this Ebola contract.
4. PUBLIC OFFERING OF COMMON STOCK
     On January 31, 2006, the Company completed a public offering of its common stock. The public offering consisted of the sale and issuance of 5,115,961 shares of the Company’s common stock. The price to the public was $13.00 per share, and proceeds to the Company from the offering, net of expenses, were $62.2 million. The shares of common stock were registered pursuant to registration statements filed with the SEC in 2006 and 2005.

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
Overview
     We are a biopharmaceutical company seeking to develop and commercialize new drugs that work through a recently discovered mechanism in cells known as RNA interference, or RNAi. We believe that RNAi therapeutics have the potential to become a major class of drugs with applications in a wide range of therapeutic areas. We have initiated programs to develop RNAi therapeutics that will be administered directly to diseased parts of the body, which we call Direct RNAi™ therapeutics. We are also working to extend our capabilities by investing in RNAi therapeutics that will be administered systemically in order to treat a broad range of diseases, which we call Systemic RNAi™ therapeutics. To realize the potential of RNAi therapeutics, we are developing capabilities that we can apply to any specific small interfering RNA, or siRNA, in a systematic way to endow it with drug-like properties. We use the term “product platform” to describe these capabilities because we believe they will enable us to develop many products across a variety of therapeutic areas. We have not received regulatory approval to market any therapeutics. We initiated human clinical trials of ALN-RSV01, our proprietary RNAi therapeutic for the treatment of patients with respiratory syncytial virus, or RSV, infection in December 2005 and released the results from the trials in May 2006. ALN-RSV01 was found to be safe and well tolerated when administered intranasally in two Phase I clinical studies. In October 2006, we initiated a Phase I study with an inhaled formulation of ALN-RSV01, and we are actively evaluating the initiation of an experimental infection study for later in the year. We plan to initiate a Phase II clinical trial in naturally-infected RSV patients in the first half of 2007.
     We commenced operations in June 2002. Since our inception, we have generated significant losses. As of September 30, 2006, we had an accumulated deficit of $132.1 million. Through September 30, 2006, we have funded our operations primarily through the net proceeds of approximately $210.3 million from the sale of equity securities, including $29.9 million in net proceeds from the sale of 5.75 million shares of our common stock from our initial public offering in June 2004, $58.4 million in net proceeds from the sale of approximately 5.3 million shares of our common stock to Novartis Pharma AG, or Novartis, in October 2005 and approximately $62.2 million of net proceeds from a follow-on public offering of approximately 5.1 million shares of our common stock in January 2006. Through September 30, 2006, a substantial portion of our total net revenues has been derived from our strategic alliances with Novartis and Merck and Co., Inc., or Merck. For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, such as our collaborations with Novartis, Merck and Biogen Idec, government contracts and license fee revenues.
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

   Research and Development
     Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. We have initiated numerous programs to discover RNAi therapeutics, and we expect to initiate additional programs as the capabilities of our product platform evolve. Included in our current programs are development programs, those programs for which we have established targeted timing for human clinical trials, and discovery programs, those programs for which we have yet to establish targeted timing for human clinical trials. Our most advanced development program is focused on RSV. In November 2005, we filed an investigational new drug application, or IND, related to our RSV program and initiated human clinical trials of ALN-RSV01 in December 2005. Our second development program is focused on another lung infection, influenza, or flu. In order to optimize delivery and finalize formulation development for ALN-FLU01, the timeline for filing an IND will shift from as early as the end of 2006, to 2007. We also have discovery programs to develop RNAi therapeutics for the treatment of hemorrhagic fever virus, including the Ebola virus; the genetic respiratory disease known as cystic fibrosis, or CF; central nervous system disorders such as spinal cord injury, Parkinson’s disease, or PD, Huntington’s disease, or HD, neuropathic pain and cardiovascular and metabolic diseases such as hypercholesterolemia; and several other diseases that are the subject of collaborations with Merck, Novartis and Biogen Idec.
     A significant component of our business strategy is to enter into strategic alliances and collaborations with pharmaceutical companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Garching Innovation GmbH, or Garching, and Isis Pharmaceuticals, Inc., or Isis, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. We have entered into two collaborations with Novartis, to discover and develop therapeutics based on RNAi and to develop an RNAi therapeutic for pandemic flu. We have entered into a collaboration agreement with Merck for the development of RNAi technology and therapeutics. In addition, we have entered into an agreement with Cystic Fibrosis Foundation Therapeutics, Inc. to obtain funding and technical resources for our CF program. We also have a collaboration with Medtronic, a leading medical technology company, to focus on developing novel drug-device combinations incorporating RNAi therapeutics for the treatment of neurodegenerative diseases such as PD, HD and Alzheimer’s. In September 2006, we entered into a collaboration agreement with Biogen Idec to discover and develop RNAi therapeutics for the potential treatment of progressive multifocal leukoencephalopathy, or PML. In September 2006, we announced that the National Institute of Allergy and Infectious Diseases, or the NIAID, a component of the National Institutes of Health, or the NIH, awarded Alnylam a contract for up to $23 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus. In addition, we have collaborations with the Mayo Foundation for Medical Education and Research and the Mayo Clinic Jacksonville to explore the potential of an RNAi-based treatment for PD, with the University of Texas Southwestern Medical Center at Dallas to explore RNAi therapeutics for the treatment of hypercholesterolemia and with researchers from the University of Georgia and St. Jude Children’s Research Hospital to discover and develop an RNAi therapeutic for the treatment and prevention of influenza, as well as other collaborations in connection with our RSV program.
     Drug development and approval in the United States is a multi-step process regulated by the U.S. Food and Drug Administration, or FDA. The process begins with the filing of an IND, which, if successful, allows the opportunity for study in humans, or clinical study, of the new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, a new drug application, or NDA, must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug.
     The successful development of ALN-RSV01, ALN-FLU01 or any other product candidate we may develop is highly uncertain. There is a risk that any drug discovery and development program may not yield any FDA-approved drugs and/or produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to progress any product candidates into pre-clinical and clinical trials;

•	the scope, rate of progress of our pre-clinical trials and other research and development activities;

•	the scope, rate of progress and cost of our clinical trials of ALN-RSV01 and any other clinical trials we commence in the future;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.
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
     Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123R, or SFAS 123R, using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized beginning in 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, or SFAS 123, and compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.
     Prior to January 1, 2006, we accounted for employee stock awards granted under our compensation plans in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized on a straight-line basis over the vesting period. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with SFAS 123, as amended, and Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF 96-18, under which compensation expense is generally recognized over the vesting period of the award.
     Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values using the Black-Scholes valuation model. Our expected stock price volatility assumption is based on a combination of implied volatilities of similar entities whose share or option prices are publicly available as well as the historical volatility of our publicly traded stock. For stock option grants issued during the three and nine month periods ended September 30, 2006, we used a weighted-average expected stock-price volatility assumption of 67%. Due to our short history of being a public company, we estimated the expected life of option grants made during the three and nine months ended September 30, 2006 using the “simplified” method prescribed under Staff Accounting Bulletin No. 107 since the grants qualify as “plain-vanilla” options, which averages the contractual term of the our stock options (10 years) with the vesting term (2.2 years) for an average of 6.1 years for most stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.
     As of September 30, 2006, the estimated fair value of unvested employee awards was $7.5 million, net of estimated forfeitures. This amount will be recognized over the weighted average remaining vesting period of approximately 1.3 years for these awards. Stock-based employee compensation was $1.6 million and $4.5 million for the three and nine months ended September 30, 2006, respectively. However, the total amount of stock-compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of stock-based payments granted in the future as well as the portion of the awards that actually vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 84% of our options will actually vest, and therefore have applied an annual forfeiture rate of 4.35% to all unvested options as of September 30, 2006. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Refer to Note 1 — Summary of Significant Accounting Policies in our notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report of Form 10-Q for more discussion.
Results of Operations
     The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$8,211	$1,413	$19,949	$4,164
Operating expenses	16,815	12,083	49,459	32,719

Loss from operations	$(8,604)	$(10,670)	$(29,510)	$(28,555)
Net Loss	$(7,400)	$(10,678)	$(26,170)	$(28,423)
     Discussion of Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
     Revenues
     The following table summarizes our total consolidated revenues for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues from collaboration agreements with Novartis	$6,445	$—	$17,229	$—
Net revenues from collaboration agreements with Merck	216	877	672	3,151
Revenues recorded from InterfeRx program and research reagent licenses	1,230	184	1,415	404
Other revenues	320	352	633	609

Total revenues	$8,211	$1,413	$19,949	$4,164

     Under our October 2005 collaboration and license agreement with Novartis, we received an up-front payment totaling $10.0 million in consideration for rights granted to Novartis under our collaboration and to partly reimburse prior costs incurred by us to develop in vivo RNAi technology. In addition, on October 12, 2005, Novartis purchased approximately 5.3 million shares of our common stock at a purchase price of $11.11 per share for an aggregate purchase price of approximately $58.5 million. The closing price of our common stock on the date of purchase was $9.90. We recorded the difference between the purchase price and the closing price of $6.4 million as deferred revenue. We recognized revenues of $5.5 million and $14.3 million under this collaboration with Novartis during the three and nine months ended September 30, 2006, respectively.
     Our February 2006 alliance with Novartis for the development of RNAi therapeutics for pandemic flu provides for the reimbursement of research costs incurred under this agreement as well as a share of any future profits. We recognized $1.0 million and $2.9 million in revenues during the three and nine months ended September 30, 2006 under the pandemic flu collaboration with Novartis.

     In July 2006, we amended our original 2003 collaboration and license agreement with Merck. Also in July 2006, we agreed to terminate our 2004 collaboration and license agreement with Merck for the co-development of RNAi therapeutics for the treatment of ocular diseases. The amended license agreement will focus on the nine targets that remained to be nominated by Merck under the terms of the 2003 license agreement. Three of these nine targets have been nominated by Merck for which we have selected one as a co-development program. These nine programs will be in addition to the existing program directed to the NOGO pathway for which we had already been collaborating with Merck. The initial term of the collaboration under the Amended License Agreement expires in September 2008 and, unless earlier terminated, will continue until the date on which no product is being developed or commercialized under the agreement.
     Under our 2003 and 2004 collaboration and license agreements with Merck, we received up-front and license payments, which were deferred and recognized as revenue over the estimated period of performance under these agreements. We recognized revenues of $0.2 million and $0.7 million for the three and nine months ended September 30, 2006 as compared to $0.9 million and $3.2 million in the three and nine months ended September 30, 2005 under both agreements. The decrease in revenues related to these agreements was due to lower reimbursable AMD program expenses, for which development was suspended in September 2005, based on portfolio management and commercial factors. We have combined the $4.1 million remaining deferred revenue balance from the September 2003 and June 2004 collaborations and will recognize as revenue on a straight line basis over the remaining estimated life of the collaboration or 5 years.
     In addition to our collaboration agreements, we have an InterfeRx program under which we have licensed our intellectual property to others for the development and commercialization of RNAi therapeutics in narrowly defined therapeutic areas in which we are not currently engaged. We have also granted licenses to our intellectual property to others for the development and commercialization of research reagents and services. We expect these programs to provide revenues from license fees and royalties on sales by the licensees, subject to limitations under our agreements with Novartis. We recognized $1.2 million and $1.4 million in revenues during the three and nine months ended September 30, 2006 under these programs, as compared to $0.2 million and $0.4 million during the three and nine months ended September 30, 2005.
     For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, collaborations and licensing activities.
     Operating expenses
     The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total expenses, together with the changes, in thousands, and percentages:
Three Months Ended September 30, 2006 and 2005

				% of
		% of Total		Total
	Three Months Ended	Operating	Three Months Ended	Operating	Increase (Decrease)
	September 30, 2006	Expenses	September 30, 2005	Expenses	$	%
Research and development	$12,833	76%	$7,995	66%	$4,838	61%
General and administrative	3,982	24%	4,088	34%	(106)	(3%)

Total operating expenses	$16,815	100%	$12,083	100%	$4,732	39%

Nine Months Ended September 30, 2006 and 2005

				% of
		% of Total		Total
	Nine Months Ended	Operating	Nine Months Ended	Operating	Increase
	September 30, 2006	Expenses	September 30, 2005	Expenses	$	%
Research and development	$37,455	76%	$22,557	69%	$14,898	66%
General and administrative	12,004	24%	10,162	31%	1,842	18%

Total operating expenses	$49,459	100%	$32,719	100%	$16,740	51%

Research and development
     The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands, and percentages:
Three Months Ended September 30, 2006 and 2005

	Three Months		Three Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2006	Category	2005	Category	$	%
Research and development
Compensation related	$2,863	22%	$1,888	24%	$975	52%
Non-cash stock-based compensation	883	7%	1,074	13%	(191)	(18%)
External services	1,626	13%	2,071	26%	(445)	(21%)
Clinical trial and manufacturing expenses	1,179	9%	—	0%	1,179	100%
License fees	2,829	22%	637	8%	2,192	344%
Lab supplies and materials	1,228	9%	842	10%	386	46%
Facilities-related expenses	1,623	13%	1,106	14%	517	47%
Other	602	5%	377	5%	225	60%

Total research and development	$12,833	100%	$7,995	100%	$4,838	61%

     As indicated in the table above, the increase in research and development expenses in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to license fees, which consist of $1.9 million in fees related to our collaboration with Inex focused on the systemic delivery of RNAi therapeutics and $0.8 million in fees with Isis in connection with our Biogen Idec collaboration during the three months ended September 30, 2006. In addition, we had increased clinical trial and manufacturing related expenses in support of our RSV clinical program, which began in December 2005. The increase in compensation related expenses, facilities-related expenses and lab supplies and materials expenses was due to additional research and development headcount over the past year to support our alliances and expanding product pipeline. We expect to continue to devote a substantial portion of our resources to research and development expenses and that research and development expenses will increase as we continue development of our and our collaborators’ product candidates and technologies.

Nine Months Ended September 30, 2006 and 2005

	Nine Months		Nine Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2006	Category	2005	Category	$	%
Research and development
Compensation related	$7,743	21%	$5,087	23%	$2,656	52%
Non-cash stock-based compensation	3,331	9%	1,815	8%	1,516	84%
External services	4,451	12%	5,615	25%	(1,164)	(21%)
Clinical trial and manufacturing expenses	7,618	20%	—	0%	7,618	100%
License fees	3,955	11%	2,906	13%	1,049	36%
Lab supplies and materials	4,174	11%	2,769	12%	1,405	51%
Facilities-related expenses	4,506	12%	3,341	15%	1,165	35%
Other	1,677	4%	1,024	4%	653	64%

Total research and development	$37,455	100%	$22,557	100%	$14,898	66%

     As indicated in the table above, the increase in research and development expenses in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to clinical trial and manufacturing related expenses in support of our RSV clinical program, which began in December 2005. The increase in compensation related expenses and lab supplies and materials expenses was due to additional research and development headcount over the past year to support our alliances and expanding product pipeline. The increase in stock-based compensation for the nine months ended September 30, 2006 was primarily due to our adoption of SFAS 123R on January 1, 2006. We expect to continue to devote a substantial portion of our resources to research and development expenses and that research and development expenses will increase as we continue development of our and our collaborators’ product candidates and technologies.
     Prior to July 1, 2004, we did not track any of our research and development costs or our personnel and personnel-related costs on a project-by-project basis, because the majority of our efforts were focused on the development of capabilities associated with our product platform rather than on specific projects. In July 2004, we began work under our agreement with Merck for the co-development of RNAi ocular therapeutics, or the Ocular Agreement. In July 2006, we terminated the Ocular Agreement and entered into an amended and restated research collaboration and license agreement with Merck, which we refer to as the Amended Collaboration Agreement. Both the Ocular Agreement and the Amended Collaboration Agreement contain a cost sharing arrangement whereby each party reimburses the other for 50% of the costs incurred under the project, as defined by the agreement. Costs reimbursed under the agreements include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. As a result, in July 2004, we began tracking direct external costs attributable to, and the actual time our employees worked on, the Ocular Agreement, and continue to do so for purposes of the Amended Collaboration Agreement. However, a significant portion of our research and development expenses are not tracked on a project-by-project basis. In addition, as of September 30, 2006, the majority of our research programs were in the preclinical phase, meaning that we were conducting formulation, efficacy, pharmacology and/or toxicology testing of compounds in animal models and/or biochemical assays. We initiated our first human clinical trials for our proprietary RNAi therapeutic for the treatment of patients with RSV during the fourth quarter of 2005.
General and administrative
     The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands, and percentages:

Three Months Ended September 30, 2006 and 2005

	Three Months		Three Months
	Ended	% of	Ended	% of	Increase
	September 30,	Expense	September 30,	Expense	(Decrease)
	2006	Category	2005	Category	$	%
General and administrative
Compensation related	$921	23%	$847	21%	$74	9%
Consulting and professional services	937	24%	1,231	30%	(294)	(24%)
Facilities related	751	19%	436	11%	315	72%
Non-cash stock-based compensation	831	21%	1,122	27%	(291)	(26%)
Insurance	171	4%	153	4%	18	12%
Other	371	9%	299	7%	72	24%

Total general and administrative	$3,982	100%	$4,088	100%	($106)	(3%)

     As indicated in the table above, the slight decrease in general and administrative expenses during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to lower non-cash stock-based compensation expenses as a result of the vesting of a common stock option upon the closing of the transactions with Novartis during the three months ended September 30, 2005, as well as lower legal and professional service fees, which were higher during the three months ended September 30, 2005 because of increased business activities associated with entering into the Novartis Collaboration during the third quarter of 2005 offset by higher facilities related costs due to the expansion of our facilities during 2006.
Nine Months Ended September 30, 2006 and 2005

	Nine Months		Nine Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase
	2006	Category	2005	Category	$	%
General and administrative
Compensation related	$2,609	22%	$2,478	24%	$131	5%
Consulting and professional services	3,281	27%	2,950	29%	331	11%
Facilities related	2,009	17%	1,420	14%	589	41%
Non-cash stock-based compensation	2,364	20%	1,780	18%	584	33%
Insurance	488	4%	459	5%	29	6%
Other	1,253	10%	1,075	10%	178	17%

Total general and administrative	$12,004	100%	$10,162	100%	$1,842	18%

     As indicated in the table above, the increase in general and administrative expenses during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to higher stock-based compensation expenses related to our adoption of SFAS No. 123R on January 1, 2006 , higher facilities related costs due to the expansion of our facilities during 2006 as well as higher legal and professional service fees due to increased business activities during the nine months ended September 30, 2006.
     Interest income, interest expense and other
     Interest income was $1.6 million for the three months ended September 30, 2006 and $4.4 million for the nine months ended September 30, 2006 compared to $0.2 million for the three months ended September 30, 2005 and $0.8 million for the nine months ended September 30, 2005. The increase was due to our higher average cash, cash equivalent and marketable securities balances due primarily from our January 2006 public offering of common stock and higher average interest rates during the three and nine months ended September 30, 2006.

     Interest expense was $0.3 million for the three months ended September 30, 2006 and $0.7 million for the nine months ended September 30, 2006 compared to $0.2 million for the three months ended September 30, 2005 and $0.7 million for the nine months ended September 30, 2005. The slight increase was due to higher amounts of outstanding debt during the three and nine months ended September 30, 2006.
Liquidity and Capital Resources
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2006	2005
Net loss	$(26,170)	$(28,423)
Adjustments to reconcile net loss to net cash used in operating activities	8,784	7,965
Changes in operating assets and liabilities	(2,631)	357

Net cash used in operating activities	(20,017)	(20,101)
Net cash (used in) provided by investing activities	(25,207)	6,796
Net cash provided by financing activities	64,935	466
Effect of exchange rate on cash	48	(255)

Net increase (decrease) in cash and cash equivalents	19,759	(13,094)
Cash and cash equivalents, beginning of period	15,757	20,272

Cash and cash equivalents, end of period	$35,516	$7,178

     We commenced operations in June 2002 and, since our inception, we have generated significant losses. As of September 30, 2006, we had an accumulated deficit of $132.1 million. As of September 30, 2006, we had cash, cash equivalents and marketable securities of $120.3 million, compared to cash, cash equivalents and marketable securities of $80.0 million as of December 31, 2005. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices.
     Operating activities
     We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. This trend continued in the nine months ended September 30, 2006 as our use of cash in our operating activities remained relatively consistent as compared to the nine months ended September 30, 2005. The main components of our use of cash in operating activities are the net loss and changes in our operating assets and liabilities. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments primarily consist of stock-based compensation, depreciation and amortization. Non-cash stock-based compensation increased due primarily to our adoption of SFAS 123R on January 1, 2006 as well as to a lesser extent the increase of the fair value of non-employee stock options. In addition, we received $1.1 million in proceeds from our landlord for tenant improvements at our Cambridge facility. We also had an increase in accrued expenses of $1.3 million for the nine months ended September 30, 2006. These increases were offset by a net accounts receivable increase of $4.2 million and amortization of deferred revenue of $1.4 million for the nine months ended September 30, 2006. Our cash utilization is expected to continue for the remainder of 2006 and thereafter as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.
     Investing activities
     For the nine months ended September 30, 2006, net cash used in investing activities of approximately $25.2 million resulted from net purchases of marketable securities of approximately $20.5 million as well as purchases of property and equipment of approximately $4.7 million. For the nine months ended September 30, 2005, net cash provided by investing activities resulted from net sales of marketable securities of approximately $8.1 million, partially offset by purchases of property and equipment of approximately $1.3 million.

     Financing activities
     For the nine months ended September 30, 2006, our financing activities provided $64.9 million, reflecting the net proceeds of $62.2 million from our follow-on public offering in January 2006 as well as proceeds of $0.6 million from stock option exercises. In addition, we borrowed $3.6 million under our line of credit with Oxford Finance Corporation, or Oxford, offset by debt payments of $1.5 million.
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
     As of September 30, 2006, we had an aggregate outstanding balance of $9.5 million under all our loan agreements.
     Based on our current operating plan, we believe that our existing resources, together with the cash we expect to generate under our current alliances, will be sufficient to fund our planned operations beyond the end of 2007, during which time we expect to extend the capabilities of our technology platform, further the development of our products, conduct clinical trials and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop, and commence clinical trials for, any product candidates.
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
     Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Contractual Obligations and Commitments
     The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, in June 2006, we borrowed approximately $2.3 million pursuant to our line of credit with Oxford. Of such amount, approximately $2.1 million bears interest at a fixed rate of 10.37% and is required to be repaid in 36 monthly installments of principal and interest beginning in June 2006. The remainder of such amount, approximately $0.2 million, bears interest at a fixed rate of 10.35% and is required to be repaid in 48 monthly installments of principal and interest beginning in June 2006. In August 2006, we borrowed approximately $1.1 million pursuant to our line of credit with Oxford. Of such amount, approximately $0.6 million bears interest at a fixed rate of 10.39% and is required to be repaid in 48 monthly installments of principal and interest beginning in August 2006. The remainder of such amount, approximately $0.5 million, bears interest at a fixed rate of 10.41% and is required to be repaid in 36 equal monthly installments of principal and interest beginning in August 2006. Other than this additional debt, there have been no material changes in our contractual obligations and commitments since December 31, 2005.
Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact, if any, of FIN 48 on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of SFAS No. 157 on our financial statements.
     In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, or SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial condition or results of operations.

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
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a — 15(d) and 15d — 15(d) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have experienced significant operating losses since our inception. As of September 30, 2006, we had an accumulated deficit of $132.1 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these collaborations or contracts or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.
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
     Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government contracts, if any;

•	our ability to establish and maintain additional collaborative arrangements;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
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
     For certain drug candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Novartis, as well as collaborations with Merck, Medtronic, Biogen Idec and with Cystic Fibrosis Foundation Therapeutics, Inc. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.
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

We depend on a government contract to partially fund our research and development efforts and may enter into additional government contracts in the future. If current or future government funding, if any, is reduced or delayed, our drug development efforts may be negatively affected.
     In September 2006, the National Institute of Allergy and Infectious Diseases, or the NIAID, a component of the National Institutes of Health, or the NIH, awarded us a contract for up to $23 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus. Of the $23 million, the government has committed to pay us $14.2 million over the first two years of the contract and, subject to budgetary considerations in future years, the remaining $8.8 million over the last two years of the contract. We cannot be certain that the government will appropriate the funds necessary for this contract in future budgets. In addition, the government can terminate the agreement in specified circumstances. If we do not receive the $23 million we expect to receive under this contract, we may not be able to develop therapeutics to treat Ebola.
We have very limited manufacturing experience or resources and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.
     We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-good manufacturing practice material for use in in vitro and in vivo experiments. Our products may also depend upon the use of specialized formulations, such as liposomes, whose scale-up and manufacturing could also be very difficult. We also have very limited experience of such scale-up and manufacturing, requiring us to depend on third parties, who might not be able to deliver at all or in a timely manner. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic RNAi. We have contracted with Dowpharma contract manufacturing services, a business unit of The Dow Chemical Company, for supply of material to meet our testing needs for toxicology and clinical testing. There are risks inherent in pharmaceutical manufacturing that could affect Dowpharma’s ability to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and/or purification failures and contamination during the manufacturing process, both of which could result in unusable product and cause delays in our development process. The manufacturing process for any products that we may develop is an element of the U.S. Food and Drug Administration, or FDA, approval process and we will need to contract with manufacturers who can meet the FDA requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our commercial collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
     Since we commenced operations in 2002, we have grown to over 110 full time equivalent employees, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. This rapid and substantial growth, and the geographical separation of our sites, has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two different countries. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
     Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We have one product candidate, ALN-RSV01, being developed for the treatment of respiratory syncytial virus, or RSV, infection for which we recently completed two Phase I clinical trials and for which another Phase I clinical trial recently began during October 2006. We may not be able to further advance any product candidates into clinical trials. Even if we do successfully enter into clinical studies, the results from pre-clinical testing of a drug candidate may not predict the results that will be obtained in human clinical trials. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
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
     Delays in clinical trials could reduce the commercial viability of our drug candidates. Any of the following could delay our clinical trials:
•	delays in filing initial drug applications;

•	discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in engaging IRBs to oversee trials or problems in obtaining IRB approval of studies;

•	delays in enrolling patients and volunteers into clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative results from our clinical trials or the clinical trials of others for drug candidates similar to ours;

•	inadequate supply or quality of drug candidate materials or other materials necessary for the conduct of our clinical trials;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidate; or

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or pre-clinical investigation.
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
     Because the drugs we are intending to develop may represent a new class of drug, the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While we expect any product candidates that we develop will be regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there are approved treatments for RSV and PD, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.
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
Even if we develop RNAi therapeutic products for the prevention or treatment of infection by pandemic flu virus and/or Ebola, governments may not elect to purchase such products, which could adversely affect our business.
     We expect that governments will be the only purchasers of any products we may develop for the prevention or treatment of pandemic flu virus or Ebola. In the future, we may also initiate additional programs for the development of product candidates for which governments may be the only or primary purchasers. However, governments will not be required to purchase any such products from us and may elect not to do so, which could adversely affect our business. For example, although the focus of our flu program is to develop RNAi therapeutic targeting gene sequences that are highly conserved across known flu viruses, if the sequence of any flu virus that emerges is not sufficiently similar to those we are targeting, any product candidate that we develop may not be effective against that virus. Accordingly, while we expect that any RNAi therapeutic we develop for the treatment of pandemic flu virus could be stockpiled by governments as part of their preparations for a flu pandemic, they may not elect to purchase such product.
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
     Our business exposes us to significant potential product liability risks that are inherent in the development, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, or limitations on the indications for which they may be used, or suspension or withdrawal of approval. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our drug candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.
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
     We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for RSV, flu, Ebola, PD, hypercholesterolemia, neuropathic pain, PML and CF. Virazole is currently marketed for the treatment of certain RSV patients, Tamiflu(R) and Relenza(R) are marketed for the treatment of flu patients, numerous drugs are currently marketed for the treatment of hypercholesterolemia, PD and neuropathic pain and two drugs, TOBI(R) and Pulmozyme(R), are currently marketed for the treatment of CF. These drugs, or other of our competitors’ products, may be more effective, or marketed and sold more effectively, than any products we develop.
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
     In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working in the field of RNAi, including Sirna Therapeutics, Inc., which recently announced that it was being acquired by Merck, Nastech Pharmaceuticals, Inc., Acuity Pharmaceuticals, Inc., Nucleonics, Inc., SR Pharma and CytRx Corporation. In addition, we granted licenses to Isis, GeneCare, Benitec, Nastech, Calando Pharmaceuticals, Quark as well as others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck is currently one of our collaborators and, therefore, a licensee under our intellectual property for specified disease targets. However, if Merck’s proposed acquisition of Sirna is completed, Merck, which has substantially more resources than we do, could become a direct competitor.
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
     Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we will rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The mere issuance of a patent does not guarantee that it is valid or enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office, or USPTO may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
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
     We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from Isis Pharmaceuticals, Inc., Inex, Idera Pharmaceuticals, Inc., Carnegie Institution of Washington, Cancer Research Technology Limited, the Massachusetts Institute of Technology, the Whitehead Institute, Garching Innovation GmbH, representing the Max Planck Gesellschaft zur Förderung der Wissenschaften e.V., referred to as the Max Planck organization, Stanford University, Cold Spring Harbor Laboratory and the University of South Alabama. We also intend to enter into additional licenses to third party intellectual property in the future.
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
     After the grant by the European Patent Office, or EPO, of the Kreutzer-Limmer patent, published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention, or EPC. In oral proceedings in June 2006, the EPO opposition division in charge of the opposition proceedings upheld the patent with amended claims. This decision may, however, be appealed. If appealed, the Boards of Appeal of the EPO may choose to uphold, further amend or revoke the patent it in its entirety. However, because a European Patent represents a bundle of national patents for each of the designated member states and must be enforced on a country-by country-basis, even if upheld, a National Court in one or more of the EPC member states could subsequently rule the patent invalid or unenforceable. In addition, National Courts in different countries could come to differing conclusions in interpreting the scope of the upheld claims.
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
     Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of third-party proprietary rights. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. Furthermore, in connection with a license agreement, we have agreed to indemnify the licensor for costs incurred in connection with litigation relating to intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.
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
     As of September 30, 2006, the holders of approximately 6.8 million shares of our common stock have rights to require us to file registration statements under the Securities Act of 1933, as amended, or the Securities Act, or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.
Novartis’ ownership of our common stock could delay or prevent a change in corporate control.
     Novartis holds approximately 16% of our outstanding common stock as of September 30, 2006. This concentration of ownership may harm the market price of our common stock by:
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

     In addition, in July 2005, our board of directors adopted a shareholder rights plan, the provisions of which could make it more difficult for a potential acquirer of Alnylam to consummate an acquisition transaction. Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In July 2006, we issued an aggregate of 8,594 shares of our common stock pursuant to and in accordance with the terms of the Co-Exclusive License Agreement, dated December 20, 2002, as amended, by and among us, Garching Innovation GmbH, or Garching, and Alnylam U.S., Inc., our wholly-owned subsidiary. Under the license agreement, we were required to issue these shares, as instructed by Garching, upon the issuance of Patent No. 7,056,704. Pursuant to Garching’s instructions, we issued the shares to Max Planck Gesellschaft vur Foerdung de Wissenschaften e.V., or MaxPlanck, Whitehead Institute for Biomedical Research, or WI, Massachusetts Institute of Technology, or MIT, European Molecular Biology Laboratory, or EMBL, and EMBL Enterprise Management Technology Transfer GmbH, or EMBLEM.
     The shares of common stock issued to MaxPlanck, EMBL and EMBLEM were issued in reliance on exemptions from the registration provisions of the Securities Act set forth in Regulation S promulgated thereunder relative to sales by an issuer outside of the United States. In connection with these issuances, each of MaxPlanck, EMBL and EMBLEM represented to us that it is not a U.S. person and was not acquiring the shares for the account or benefit of any U.S. person and agreed that it will resell such shares only in accordance with the provisions of Regulation S and will not engage in any hedging transactions involving the shares of common stock in violation of the Securities Act.
     The shares of common stock issued to WI and MIT were issued in reliance on exemptions from the registration provisions of the Securities Act, set forth in Section 4(2) thereunder relative to sales by an issuer not involving a public offering. In connection with these issuances, each of WI and MIT represented to us that it is an accredited investor, is acquiring the shares for investment and not distribution, can bear the risks of the investment and can hold the shares for an indefinite period of time.
ITEM 6. EXHIBITS
10.1†	Collaboration and License Agreement by and between the Registrant and Biogen Iden MA, Inc. dated September 20, 2006.

10.2	Letter Agreement by and between the Registrant and Vincent J. Miles effective as of October 20, 2006.

31.1	Certification of President and Chief Executive Officer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of President and Chief Executive Officer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President of Finance and Treasurer of Alnylam Pharmaceuticals, Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 9, 2006	By:	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)