Form 10-Q
period 2007-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2007-05-10
CIK 1178670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2007, the registrant had 37,541,208 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$66,662	$127,955
Marketable securities	137,804	89,305
Collaboration receivables	4,393	3,829
Prepaid expenses and other current assets	1,057	1,695

Total current assets	209,916	222,784
Property and equipment, net	12,527	12,173
Intangible assets, net	1,835	1,933
Restricted cash	2,313	2,313
Other assets	749	803

Total assets	$227,340	$240,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,007	$4,085
Accrued expenses	7,297	4,479
Current portion of notes payable	3,295	3,217
Deferred revenue	9,899	11,144

Total current liabilities	23,498	22,925
Deferred revenue, net of current portion	5,655	6,786
Deferred rent	3,095	3,202
Notes payable, net of current portion	5,065	5,919

Total liabilities	37,313	38,832

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 37,529,544 and 37,050,631 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	375	371
Additional paid-in capital	351,252	340,779
Deferred stock compensation	(53)	(89)
Accumulated other comprehensive income	624	640
Accumulated deficit	(162,171)	(140,527)

Total stockholders’ equity	190,027	201,174

Total liabilities and stockholders’ equity	$227,340	$240,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues from research collaborators	$7,217	$5,717

Operating expenses:
Research and development (1)	26,671	11,706
General and administrative (1)	4,540	3,808

Total operating expenses	31,211	15,514

Loss from operations	(23,994)	(9,797)

Other income (expense):
Interest income	2,690	1,260
Interest expense	(286)	(238)
Other expense	(55)	(85)

Total other income (expense)	2,349	937

Net loss	$(21,645)	$(8,860)

Net loss per common share — basic and diluted	$(0.58)	$(0.30)

Weighted average common shares — basic and diluted	37,376	30,028

Comprehensive loss:
Net loss	$(21,645)	$(8,860)
Foreign currency translation adjustments	54	71
Unrealized loss on marketable securities	(71)	(1)

Comprehensive loss	$(21,662)	$(8,790)

(1) Non-cash stock-based compensation expense included in these amounts are as follows:
Research and development	$1,156	$1,530
General and administrative	1,004	845
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(21,645)	$(8,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,195	884
Non-cash stock-based compensation	2,160	2,375
Non-cash license expense	7,909	—
Charge for 401(k) company stock match	65	—
Changes in operating assets and liabilities:
Collaboration receivables	(564)	(2,507)
Prepaid expenses and other assets	666	117
Accounts payable	(1,079)	1,947
Accrued expenses	2,815	(207)
Deferred revenue	(2,376)	(2,376)
Deferred rent	(107)	(76)

Net cash used in operating activities	(10,961)	(8,703)

Cash flows from investing activities:
Purchases of property and equipment	(1,354)	(1,484)
Purchases of marketable securities	(97,893)	(25,239)
Sales of marketable securities	49,395	14,013

Net cash used in investing activities	(49,852)	(12,710)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	379	62,551
Proceeds from notes payable	—	377
Repayments of notes payable	(775)	(446)

Net cash (used in) provided by financing activities	(396)	62,482

Effect of exchange rate on cash	(84)	(22)

Net (decrease) increase in cash and cash equivalents	(61,293)	41,047
Cash and cash equivalents, beginning of period	127,955	15,757

Cash and cash equivalents, end of period	$66,662	$56,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s consolidated financial statements for the year ended December 31, 2006, which were filed in the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 12, 2007. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
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
Reclassifications
          Certain reclassifications have been made to prior years’ financial statements to conform to the 2007 presentation.
Net Loss Per Common Share
          The Company accounts for and discloses net income (loss) per common share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method), unvested restricted stock awards and the weighted average conversion of the preferred stock into shares of common stock (using the if-converted method) for periods prior to the Company’s initial public offering, which was completed in June 2004. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.
          The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2007	2006
Options to purchase common stock	4,548,943	3,806,398
Warrants to purchase common stock	—	52,630
Unvested restricted common stock	—	47,352
Options that were exercised before vesting	20,058	52,503

	4,569,001	3,958,883

Recent Accounting Pronouncements
          In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. The Company is evaluating the implications of this standard, but currently, does not expect it to have a significant impact on its consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No. 159 on its consolidated financial statements.
2. NOTES PAYABLE
          In March 2006, the Company entered into an agreement with Oxford Finance Corporation (“Oxford”) to establish an equipment line of credit for up to $7.0 million to help support capital expansion of the Company’s facility in Cambridge, Massachusetts and capital equipment purchases. The agreement allows the Company to draw down amounts under the line of credit through December 31, 2007 upon adherence to certain conditions. All borrowings under this line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. During 2006, the Company borrowed an aggregate of approximately $4.2 million from Oxford pursuant to the agreement. Of such amount, approximately $1.3 million bears interest at fixed rates ranging from 10.1% to 10.4% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, approximately $2.9 million, bears interest at fixed rates ranging from 10.0% to 10.4% and is being repaid in 36 monthly installments of principal and interest. As of March 31, 2007, there was $3.3 million outstanding under this line of credit with Oxford.
          In May 2007, the Company borrowed an aggregate of approximately $1.0 million from Oxford pursuant to the agreement. Of such amount, approximately $0.6 million bears interest at a fixed rate of 10% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, approximately $0.4 million, bears interest at a fixed rate of 10% and is being repaid in 36 monthly installments of principal and interest.
          In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. The outstanding principal bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005, which bears interest at a fixed rate of 10.25%, maturing at various dates through December 2009. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. As of March 31, 2007, there was $5.1 million outstanding under this line of credit with Lighthouse.

          At March 31, 2007, future cash payments under the notes payable to Lighthouse and Oxford, including interest, were as follows, in thousands:

Remainder of 2007	$2,956
2008	3,942
2009	3,187
2010	234

Total through 2010	10,319
Less: portion representing interest	1,959

Principal	8,360
Less: current portion	3,295

Long-term notes payable	$5,065

3. SIGNIFICANT AGREEMENTS
Novartis Broad Alliance
          Beginning in September 2005, the Company entered into a series of transactions with Novartis Pharma AG and its affiliate Novartis Institute for Biomedical Research (collectively, “Novartis”). In September 2005, the Company and Novartis executed a stock purchase agreement (the “Stock Purchase Agreement”) and an investor rights agreement (the “Investor Rights Agreement”). In October 2005, in connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Investor Rights Agreement became effective and the Company and Novartis executed a research collaboration and license agreement (the “Collaboration and License Agreement”) (collectively, the “Novartis Agreements”).
          Under the terms of the Stock Purchase Agreement, Novartis purchased 5,267,865 shares of the Company’s common stock for an aggregate purchase price of approximately $58.5 million. Novartis owned approximately 14% of the Company’s outstanding common stock at March 31, 2007.
          Under the terms of the Collaboration and License Agreement, the parties will work together on a defined number of selected targets, as defined in the Collaboration and License Agreement, to discover and develop therapeutics based on RNA interference (“RNAi”). The Collaboration and License Agreement has an initial term of three years and may be extended for two additional one-year terms at the election of Novartis. Novartis made upfront payments totaling $10.0 million to the Company in October 2005 and provides the Company with research funding and milestone payments as well as royalties on annual net sales of products resulting from the Collaboration and License Agreement. The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate the Company’s intellectual property relating to certain RNAi technology into Novartis’ operations under certain circumstances (the “Integration Option”). In connection with the exercise of the Integration Option, Novartis will be required to make certain additional payments to the Company.
          The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase from Novartis. These payments, in addition to research funding and certain milestone payments, are recognized as revenue using the proportional performance method over the estimated duration of the Novartis Agreements of ten years. Under this model, the revenue recognized by the Company is limited to the amount of non-refundable payments received or receivable to date. The Company updates its estimates of effort remaining to complete its obligations under the agreements, the expected term of the agreements and the expected total revenues when new information is known that could affect the Company’s estimates.
Novartis Pandemic Flu Alliance
          In February 2006, the Company entered into an alliance with Novartis for the development of RNAi therapeutics for pandemic flu (the “Novartis Flu Agreement”). The Novartis Flu Agreement supplements and, to the extent described therein, supersedes in relevant part the Collaboration and License Agreement for the broad Novartis alliance. Under the terms of the Novartis Flu Agreement, the Company and Novartis have joint responsibility for development of RNAi therapeutics for pandemic flu and Novartis provides funding for the research performed by the Company. Novartis will have primary responsibility for commercialization of such RNAi therapeutics worldwide, but the Company will be actively involved, and may in certain circumstances take the lead, in commercialization in the United States. The Company is eligible to receive significant funding from Novartis for its efforts on RNAi therapeutics for pandemic flu, and to receive a significant share of any profits.

Merck
          In July 2006, the Company executed an Amended and Restated Research Collaboration and License Agreement (the “Amended License Agreement”) with Merck & Co., Inc. (“Merck”), which amends and restates the Research Collaboration and License Agreement, dated September 8, 2003, between the Company and Merck, as amended (the “Original License Agreement”). The collaboration between the Company and Merck is focused on developing RNAi therapeutics for targets associated with human diseases and will focus on the nine targets that then remained to be nominated by Merck under the terms of the Original License Agreement. These nine programs will be in addition to the existing program directed to the NOGO pathway on which the Company and Merck are already collaborating. The Company may select three of the nine additional programs as joint development programs, which Merck will co-fund and participate in from the outset. In October 2006, the Company selected a co-development program from the first three targets presented by Merck under the Amended License Agreement. The Amended License Agreement provides for funding from Merck immediately for programs selected by the Company for co-development, and provides that, in the United States, the Company will have the right to co-promote RNAi therapeutic products developed in these three co-development programs. Merck will assume primary responsibility for the remaining six programs and the Company is eligible to receive milestone payments and royalties on any RNAi therapeutic products developed and commercialized by Merck in these six programs.
          The Company is recognizing the remaining deferred revenue on a straight-line basis over the period of expected performance of five years, which ends in 2011.
Biogen Idec
          In September 2006, the Company entered into a Collaboration and License Agreement (the “Biogen Idec Collaboration Agreement”) with Biogen Idec, Inc. (“Biogen Idec”). The collaboration will focus on the discovery and development of therapeutics based on RNAi for the potential treatment of progressive multifocal leukoencephalopathy (“PML”). The Company and Biogen Idec will initially conduct investigative research into the potential of RNAi technology to develop therapeutics to treat PML. Under the terms of the Biogen Idec Collaboration Agreement, the Company granted Biogen Idec an exclusive license to distribute, market and sell certain RNAi therapeutics to treat PML and Biogen Idec has agreed to fund all related research and development activities. The Company also received an upfront $5.0 million payment from Biogen Idec. The Company is recognizing the remaining deferred revenue using a proportional performance model over the period of expected performance of five years. In addition, assuming the successful development and utilization of a product resulting from the collaboration, Biogen Idec will be required to pay the Company milestone and royalty payments.
NIH Contract
          In September 2006, the Company was awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus, with the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”). The federal contract will provide the Company with up to $23.0 million in funding over a four-year period to develop RNAi therapeutics as anti-viral drugs targeting the Ebola virus. The Ebola virus can cause a severe, often fatal infection, and poses a potential biological safety risk and bioterrorism threat. Of the $23.0 million in funding, the government has committed to pay the Company up to $14.2 million over the first two years of the contract and, subject to the progress of the program and budgetary considerations in future years, the remaining $8.8 million over the last two years of the contract.
4. TEKMIRA PHARMACEUTICALS CORPORATION
          In January 2007, Inex Pharmaceuticals, Inc., now known as Tekmira Pharmaceuticals Corporation (“Tekmira”), granted the Company an exclusive license to its liposomal delivery formulation technology for the discovery, development and commercialization of RNAi therapeutics. The Company granted Tekmira an option for three InterfeRx licenses, subject to the Company’s review and third party obligations to develop its own RNAi therapeutic products and exclusive access to certain intellectual property to develop oligonucleotide drugs that do not function through an RNAi mechanism.

          In connection with Tekmira’s license grant, the Company issued Tekmira 361,990 shares of common stock in a private placement in January 2007, which was valued at $7.9 million, and in February 2007, paid Tekmira an additional $0.4 million. The Company has also agreed to make available to Tekmira a $5.0 million loan for capital equipment expenditures related to manufacturing services performed by Tekmira beginning in 2008. In addition, the Company will be required to pay Tekmira $13.0 million in milestone payments for each product that the Company develops utilizing technology Tekmira has licensed to the Company.
5. INCOME TAXES
          The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” which was issued in July 2006. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At March 31, 2007, the Company did not have any unrecognized tax benefits.
          At December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of $54.6 million and $53.6 million available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2008 through 2026. At December 31, 2006, federal and state research and development and other credit carryforwards were $2.3 million and $1.7 million, respectively, available to reduce future tax liabilities, and, which expire at various dates beginning in 2018 through 2026. Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.
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
          We are building a pipeline of RNAi therapeutics. Our lead program is in Phase I clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which we believe is the leading cause of hospitalization in infants in the United States and occurs in the elderly and in immune compromised adults. We submitted an investigational new drug, or IND, application for ALN-RSV01 to the United States Food and Drug Administration, or FDA, in November 2005, and initiated Phase I clinical trials on this experimental drug in December 2005 in both the United States and Europe and presented results from these trials in April 2006. ALN-RSV01 was found to be safe and well tolerated when administered intranasally in these two Phase I clinical studies. In October 2006, we initiated a Phase I study with an inhaled formulation of ALN-RSV01, and in November 2006, we initiated a human experimental infection study with an RSV strain designed to establish a safe and reliable RSV infection of the upper respiratory tract in adult volunteers. In May 2007, we presented results from this study that demonstrated the establishment of a safe and reliable RSV infection in the upper respiratory tract of adult volunteers.
          In pre-clinical development programs, we are also working on another viral respiratory infection, influenza, with Novartis, an RNAi therapeutic targeting a gene called PCSK9 for the treatment of hypercholesterolemia and an RNAi therapeutic that is designed to target vascular endothelial growth factor, or VEGF, and kinesin spindle protein, or KSP, for the treatment of liver cancers and potentially other cancers. We have pre-clinical discovery programs focused on central nervous system, or CNS, diseases including Parkinson’s disease, Huntington’s disease, neuropathic pain, spinal cord injury and progressive multifocal leukoencephalopathy, or PML, a CNS disease caused by viral infection in immune compromised patients. We also have a program focused on the inherited respiratory disease known as cystic fibrosis, or CF, as well as a program for Ebola virus infection. We are also working to extend our capabilities to enable the development of RNAi therapeutics that travel through the bloodstream to reach diseased parts of the body, which we refer to as Systemic RNAitm, and are developing technology to achieve efficient and safe systemic delivery. In addition, we have formed alliances with leading companies, including Novartis Pharma AG, or Novartis, Merck & Co., Inc., or Merck, Biogen Idec, Inc., or Biogen Idec, and Medtronic, Inc., or Medtronic.
          We commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of March 31, 2007, we had an accumulated deficit of $162.2 million. Through March 31, 2007, we have funded our operations primarily through the net proceeds from the sale of equity securities. Through March 31, 2007, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Novartis and Merck. We expect our revenues to continue to be derived primarily from strategic alliances, such as our collaborations with Novartis, Merck and Biogen Idec, the government for Ebola, other government and foundation funding and license fee revenues.
          We currently have programs focused in a number of therapeutic areas, however, we are unable to predict when, if ever, we will be able to commence sales of any product. We have not and may never achieve profitability on a quarterly or annual basis and we expect to incur significant additional losses over the next several years. We expect our net losses to increase primarily due to research and development activities relating to our collaborations, drug development programs and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, proceeds from equipment lines of credit and milestone payments under existing and future collaborative arrangements.
Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. We have initiated programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as direct RNAi therapeutics, and we expect to initiate additional programs as the capabilities of our product platform evolve. Included in our current programs are development programs, those programs for which we have established targeted timing for human clinical trials, and discovery programs, those programs for which we have yet to establish programs for targeted timing for human clinical trials. All of our programs are in the early stages of development. Our most advanced development program is focused on RSV, for which we initiated human clinical trials in December 2005. Our other development programs are focused on another lung infection, influenza, or flu, the treatment of hypercholesterolemia and the treatment of liver cancers and potentially other cancers. We also have discovery programs to develop direct RNAi therapeutics for the treatment of the genetic respiratory disease CF; central nervous system disorders such as spinal cord injury, Parkinson’s disease, Huntington’s disease, neuropathic pain; viral disease such as Ebola; PML and several other diseases that are the subject of collaborations with Merck and Novartis.
          Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an IND application, which, if successful, allows the opportunity for study in humans, or clinical study, of the new drug. Clinical development typically involves three phases of study: Phase I, II and III. The most significant costs in clinical development are in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, a new drug application, or NDA, must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug.
          There is a risk that any drug discovery and development program may not produce revenue because of the risks inherent in drug discovery and development. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to progress any product candidates into pre-clinical and clinical trials;

•	the scope, rate and progress of our pre-clinical trials and other research and development activities;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaborative, licensing and other arrangements that we may establish;

•	the cost, timing and success of regulatory filings and approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.
          Any failure to complete any stage of the development of any potential products in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in Item 1A below under the heading “Risk Factors”.
Strategic Alliances
          A significant component of our business strategy is to enter into strategic alliances and collaborations with pharmaceutical and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Max Planck Innovation GmbH, or Max Planck Innovation, and Isis Pharmaceuticals, Inc., or Isis, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. We have entered into collaborations with (1) Novartis to discover and develop therapeutics based on RNAi and to develop an RNAi therapeutic for pandemic flu, (2) Merck to develop RNAi technology and therapeutics, (3) Medtronic, which currently runs through July 2007, to develop novel drug-device products incorporating RNAi therapeutics to treat diseases caused by degeneration of the nervous system and (4) Biogen Idec to perform investigative research into the potential of using RNAi technology to discover and develop therapeutics to treat PML. We have also entered into contracts with government agencies, such as the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH. In addition, we have entered into an agreement with the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, to obtain funding and technical resources for our CF program.
     Critical Accounting Policies and Estimates
          There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2006, which we filed with the SEC on March 12, 2007.
     Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2007	2006
Net revenues	$7,217	$5,717
Operating expenses	31,211	15,514

Loss from operations	$(23,994)	$(9,797)
Net loss	$(21,645)	$(8,860)
Revenues
          The following table summarizes our total consolidated net revenues from research collaborators for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2007	2006
Novartis	$4,085	$5,169
Other research collaborators	2,502	339
InterfeRx program and research reagent licenses	540	147
Other	90	62

Total net revenues from research collaborators	$7,217	$5,717

          The decrease in Novartis revenues was due to a slight decrease in the number of resources allocated to the main Novartis alliance as well as a decrease in external expense reimbursement under our Novartis flu alliance.
          In the first quarter of 2007, other research collaborators revenues consisted of expense reimbursement and amortization revenues from Biogen Idec, Merck and NIH for Ebola. The increase in other research collaborators revenues is primarily the result of new collaborations with Biogen Idec and the NIH which began in the fourth quarter of 2006.
          The increase in InterfeRx program and research reagent licenses revenues was due to the achievement of milestones under our InterfeRx program as well as an increase in research reagent licenses revenues as compared to the prior year.
          Total deferred revenue of $15.6 million at March 31, 2007 consists of payments received from our collaborators pursuant to our license agreements that we have yet to earn pursuant to our revenue recognition policy.
          For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, collaborations and licensing activities.
          Operating expenses
          The following table summarizes our operating expenses for the periods indicated, in thousands:

		% of Total		% of Total
	Three Months Ended	Operating	Three Months Ended	Operating	Increase
	March 31, 2007	Expenses	March 31, 2006	Expenses	$	%
Research and development	$26,671	85%	$11,706	75%	$14,965	128%
General and administrative	4,540	15%	3,808	25%	732	19%

Total operating expenses	$31,211	100%	$15,514	100%	$15,697	101%

Research and development
          The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months
	Ended	% of	Three Months	% of
	March 31,	Expense	Ended	Expense	Increase (Decrease)
	2007	Category	March 31, 2006	Category	$	%
Research and development
License fees	$8,543	32%	$359	3%	$8,184	228%
Clinical trial and manufacturing expenses	6,660	25%	2,301	20%	4,359	189%
Compensation related	3,306	12%	2,337	20%	969	41%
External services	2,384	9%	1,969	17%	415	21%
Facilities-related expenses	2,066	8%	1,383	12%	683	49%
Lab supplies and materials	1,987	8%	1,413	12%	574	41%
Non-cash stock-based compensation	1,156	4%	1,530	13%	(374)	(24%)
Other	569	2%	414	3%	155	37%

Total research and development	$26,671	100%	$11,706	100%	$14,965	128%

          As indicated in the table above, the increase in research and development expenses in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to an increase in license fees, including a non-cash license fee of $7.9 million and a cash license fee of $0.4 million related to the issuance of our stock to Tekmira during the first quarter of 2007 in exchange for the worldwide exclusive license to Tekmira’s liposomal delivery formulation technology for the discovery, development, and commercialization of RNAi therapeutics, as well as the expansion of the technology research and manufacturing alliance on lipid-based delivery technology. The increase was also due to an increase in clinical trial expenses in support of our clinical program for RSV infection related to our Phase I inhalation trial as well as our experimental infection study. Also contributing to the increase were higher manufacturing and external service costs associated with our pre-clinical programs for the treatment of hypercholesterolemia and liver cancer as well as costs related to an increase in research and development headcount over the past year to support our expanding pipeline and alliances. We expect to continue to devote a substantial portion of our resources to research and development expenses and that research and development expenses will increase as we continue development of our and our collaborators’ product candidates and technologies.
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
          General and administrative
          The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months
	Ended				Increase
	March 31,	% of Expense	Three Months Ended	% of Expense	(Decrease)
	2007	Category	March 31, 2006	Category	$	%
General and administrative
Consulting and professional services	$1,415	31%	$1,040	27%	$375	36%
Non-cash stock-based compensation	1,004	22%	845	22%	159	19%
Compensation related	996	22%	843	22%	153	18%
Facilities related	438	10%	584	16%	(146)	(25%)
Insurance	176	4%	162	4%	14	9%
Other	511	11%	334	9%	177	53%

Total general and administrative	$4,540	100%	$3,808	100%	$732	19%

          As indicated in the table above, the increase in general and administrative expenses during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to higher professional service fees, which were the result of increased business activities as well as higher costs supporting overall corporate growth.
          Interest income, interest expense and other
          Interest income was $2.7 million for the three months ended March 31, 2007 and $1.3 million for the three months ended March 31, 2006. The increase was due to our higher average cash, cash equivalent and marketable securities balances due primarily to proceeds we received from our December 2006 public offering of common stock.
          Interest expense was $0.3 million for the three months ended March 31, 2007 and $0.2 million for the three months ended March 31, 2006. Interest expense in each year related to borrowings under our lines of credit used to finance capital equipment purchases. We expect that our interest expense will increase as we finance additional capital expenditures.

Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2007	2006
Net loss	$(21,645)	$(8,860)
Adjustments to reconcile net loss to net cash used in operating activities	11,222	3,183
Changes in operating assets and liabilities	(538)	(3,026)

Net cash used in operating activities	(10,961)	(8,703)
Net cash used in investing activities	(49,852)	(12,710)
Net cash (used in) provided by financing activities	(396)	62,482
Effect of exchange rate on cash	(84)	(22)

Net (decrease) increase in cash and cash equivalents	(61,293)	41,047
Cash and cash equivalents, beginning of period	127,955	15,757

Cash and cash equivalents, end of period	$66,662	$56,804

          Since we commenced operations in June 2002, we have generated significant losses. At March 31, 2007, we had an accumulated deficit of $162.2 million. At March 31, 2007, we had cash, cash equivalents and marketable securities of $204.5 million, compared to cash, cash equivalents and marketable securities of $217.3 million at December 31, 2006. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. This trend continued in the three months ended March 31, 2007 as our use of cash in our operating activities increased as compared to the three months ended March 31, 2006. The main components of our use of cash in operating activities are the net loss and changes in our operating assets and liabilities. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments primarily consist of non-cash license fees, stock-based compensation, depreciation and amortization. We had an increase in accrued expenses of $2.8 million for the three months ended March 31, 2007. Additionally, net accounts receivable and deferred revenue increased $0.6 million and $2.4 million, respectively for the three months ended March 31, 2007. Our cash utilization is expected to continue for the remainder of 2007 and thereafter as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.
          Investing activities
          For the three months ended March 31, 2007, net cash used in investing activities of $49.9 million resulted from net purchases of marketable securities of approximately $48.5 million as well as purchases of property and equipment of approximately $1.4 million. For the three months ended March 31, 2006, net cash used in investing activities resulted from net sales of marketable securities of approximately $11.2 million, as well as purchases of property and equipment of approximately $1.5 million.
          Financing activities
          For the three months ended March 31, 2007, net cash used in financing activities was $0.4 million compared to $62.5 million of net cash provided by financing activities for the three months ended March 31, 2006. The change in net cash provided by financing activities was due to the net proceeds of $62.2 million from our follow-on public offering in January 2006.
          In March 2006, we entered into an agreement with Oxford Finance Corporation, or Oxford, to establish an equipment line of credit for up to $7.0 million to help support capital expansion of our facility in Cambridge, Massachusetts and capital equipment purchases. During 2006, we borrowed an aggregate of $4.2 million from Oxford pursuant to the agreement. Of such amount, $1.3 million bears interest at fixed rates ranging from 10.1% to 10.4% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, approximately $2.9 million, bears interest at fixed rates ranging from 10.0% to 10.4% and is being repaid in 36 monthly installments of principal and interest.
          In March 2004, we entered into an equipment line of credit with Lighthouse Capital Partners to finance leasehold improvements and equipment purchases of up to $10.0 million. The outstanding principal bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005 which bears interest at a fixed rate of 10.25%, maturing at various dates through December 2009. We were required to make interest-only payments on all draw-downs made during the period from March 26, 2004 through June 30, 2005, at which point all draw-downs began to be repaid over 48 months. On the maturity of each equipment advance under the line of credit, we are required to pay, in addition to the paid principal and interest, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. As of March 31, 2007, we had an aggregate outstanding balance of $8.4 million under all our loan agreements.
          In May 2007, we borrowed an aggregate of approximately $1.0 million from Oxford pursuant to the agreement. Of such amount, approximately $0.6 million bears interest at a fixed rate of 10% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, approximately $0.4 million, bears interest at a fixed rate of 10% and is being repaid in 36 monthly installments of principal and interest.
          Based on our current operating plan, we believe that our existing resources, together with the cash we expect to generate under our current alliances, will be sufficient to fund our planned operations for at least the next several years, during which time we expect to further the development of our products, extend the capabilities of our technology platform, conduct clinical trials and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop, commence clinical trials for and commercialize any product candidates.
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
Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2006. There has been one material change in our contractual obligations and commitments since December 31, 2006. We have also agreed to make available to Tekmira a $5.0 million loan for capital equipment expenditures related to manufacturing services performed by Tekmira beginning in 2008.
Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are evaluating the implications of this standard, but currently, we do not expect it to have a significant impact on our consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115, or SFAS No. 159. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the potential impact of SFAS No. 159 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, corporate debt and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at March 31, 2007 would impact the net fair value of such interest-sensitive financial instruments by approximately $0.7 million.
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
ITEM 4. CONTROLS AND PROCEDURES
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          We have experienced significant operating losses since our inception. As of March 31, 2007, we had an accumulated deficit of $162.2 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these collaborations or contracts or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. If we are unable to secure revenue from collaborations, we may be unable to continue our efforts to discover, develop and commercialize RNAi therapeutics without raising financing from other sources.
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
          Our dependence on collaborators for capabilities and funding means that our business could be adversely affected if any collaborator terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.
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
          We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-good manufacturing practice material for use in in vitro and in vivo experiments. Our products may also depend upon the use of specialized formulations, such as liposomes, whose scale-up and manufacturing could also be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on third parties, who might not be able to deliver at all or in a timely manner. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic RNAi. We currently rely on several contract manufacturers for our supply of synthetic RNAi. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, both of which could result in unusable product and cause delays in our development process. In addition, to fulfill our RNAi requirements we may need to secure alternative suppliers of synthetic RNAi. The manufacturing process for any products that we may develop is an element of the U.S. Food and Drug Administration, or FDA, approval process and we will need to contract with manufacturers who can meet all applicable FDA requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our commercial collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
          Since we commenced operations in 2002, we have grown to approximately 135 full time equivalent employees as of April 30, 2007, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. This rapid and substantial growth, and the geographical separation of our sites, has placed a strain on our administrative and operational infrastructure, and we anticipate that our continued growth will have a similar impact. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two different countries. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
          Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of respiratory syncytial virus, or RSV, infection. We completed two Phase I clinical trials of ALN-RSV01 in 2006 and began an additional Phase I clinical trial in October 2006. In addition, in November 2006, we announced that we had initiated a human experimental infection study with RSV. In May 2007, we presented results from this study that demonstrated the establishment of a safe and reliable RSV infection in the upper respiratory tract of adult volunteers. We may not be able to further advance this or any other product candidate through clinical trials. If we successfully enter into clinical studies, the results from pre-clinical testing of a drug candidate may not predict the results that will be obtained in human clinical trials. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
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
          We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for RSV, flu, hypercholesterolemia, liver cancer, PML, Ebola, HD, PD, neuropathic pain, and CF. Virazole is currently marketed for the treatment of certain RSV patients, Tamiflu® and Relenza® are marketed for the treatment of flu patients, numerous drugs are currently marketed or used for the treatment of hypercholesterolemia, liver cancer, PD and neuropathic pain and two drugs, TOBI® and Pulmozyme®, are currently marketed for the treatment of CF. These drugs, or other of our competitors’ products, may be more effective, safer, less expensive or marketed and sold more effectively, than any products we develop.
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
          In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working in the field of RNAi, including Sirna, a subsidiary of Merck, Opko, Nastech, Calando, Quark, Nucleonics, Silence Therapeutics, RXi, a subsidiary of CytRx, Inc., Protiva and Intradigm. In addition, we granted licenses to Isis, GeneCare, Benitec, Nastech, Calando, Quark as well as others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck is currently one of our collaborators and a licensee under our intellectual property for specified disease targets. However, as a result of its acquisition of Sirna in December 2006, Merck, which has substantially more resources and experience in developing drugs than we do, could become a direct competitor.
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
          We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from Isis, Idera Pharmaceuticals, Inc., Carnegie Institution of Washington, Cancer Research Technology Limited, the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, Max Planck Innovation, Stanford University, Cold Spring Harbor Laboratory, the University of South Alabama, CBR Institute for Biomedical Research, University of British Columbia and Tekmira. We also intend to enter into additional licenses to third party intellectual property in the future.
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
          After the grant by the European Patent Office, or EPO, of the Kreutzer-Limmer patent, published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention, or EPC. In oral proceedings in June 2006, the EPO opposition division in charge of the opposition proceedings upheld the patent with amended claims. This decision has been appealed by two of the opponents, including Sirna Therapeutics, which was recently acquired by Merck and Silence Therapeutics. Based on the appeal, the Boards of Appeal of the EPO may choose to uphold, further amend or revoke the patent it in its entirety. However, because a European Patent represents a bundle of national patents for each of the designated member states and must be enforced on a country-by country-basis, even if upheld, a National Court in one or more of the EPC member states could subsequently rule the patent invalid or unenforceable. In addition, National Courts in different countries could come to differing conclusions in interpreting the scope of the upheld claims.
          In addition, four parties have filed Notices of Opposition in the EPO against a second Kreutzer-Limmer patent, published under the publication number EP 1214945, and one party has given notice to the Australian Patent Office, IP Australia, that it opposes the grant of our patent AU 778474, which derives from the same parent international patent application that gave rise to EP 1144623 and EP 1214945. Furthermore, one party has filed a notice of opposition regarding European Patent EP 1352061, the European regional phase of a patent family commonly referred to as Kreutzer-Limmer II. The proceedings in the EPO and Australian Patent Office may take several years before an outcome becomes final.
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
          Novartis held approximately 14% of our outstanding common stock as of March 31, 2007. This concentration of ownership may harm the market price of our common stock by:
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
          On May 4, 2007, we borrowed an additional approximately $1.0 million from Oxford pursuant to the Security Agreement. Of such amount, approximately $0.6 million bears interest at a fixed rate of 10.0% and is required to be repaid in 48 monthly installments of principal and interest beginning in May 2007. The remainder of such amount, approximately $0.4 million, bears interest at a fixed rate of 10.0% and is required to be repaid in 36 monthly installments of principal and interest beginning in May 2007. We intend to use the $1.0 million to partially fund our planned expansion into additional office and laboratory space in our Cambridge, MA facility, as well as the purchase of additional computer and laboratory equipment.
ITEM 6. EXHIBITS

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
Date: May 10, 2007	By:	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)