Form 10-Q
period 2007-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2007-08-09
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2007, the registrant had 37,694,672 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 AND DECEMBER 31, 2006	1
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006	2
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006	3
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4. CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

ITEM 6. EXHIBITS	41

SIGNATURES
Ex-31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
Ex-31.2 Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
Ex-32.1 Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18
Ex-32.2 Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$84,464	$127,955
Marketable securities	110,304	89,305
Collaboration receivables	5,615	3,829
Prepaid expenses and other current assets	1,575	1,695

Total current assets	201,958	222,784
Property and equipment, net	12,965	12,173
Intangible assets, net	1,737	1,933
Restricted cash	2,313	2,313
Other assets	685	803

Total assets	$219,658	$240,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,669	$4,085
Accrued expenses	9,980	4,479
Current portion of notes payable	3,617	3,217
Deferred revenue	7,840	11,144

Total current liabilities	27,106	22,925
Deferred revenue, net of current portion	5,105	6,786
Deferred rent	3,271	3,202
Notes payable, net of current portion	4,906	5,919

Total liabilities	40,388	38,832

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 37,635,786 and 37,050,631 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	376	371
Additional paid-in capital	353,221	340,779
Deferred stock compensation	(22)	(89)
Accumulated other comprehensive income	558	640
Accumulated deficit	(174,863)	(140,527)

Total stockholders’ equity	179,270	201,174

Total liabilities and stockholders’ equity	$219,658	$240,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues from research collaborators	$9,133	$6,021	$16,350	$11,738

Operating expenses:

Research and development (1)	18,813	12,599	45,484	24,306
General and administrative (1)	5,273	4,531	9,813	8,338

Total operating expenses	24,086	17,130	55,297	32,644

Loss from operations	(14,953)	(11,109)	(38,947)	(20,906)

Other income (expense):
Interest income	2,578	1,538	5,268	2,798
Interest expense	(275)	(230)	(561)	(468)
Other expense	(41)	(109)	(96)	(194)

Total other income (expense)	2,262	1,199	4,611	2,136

Net loss	$(12,691)	$(9,910)	$(34,336)	$(18,770)

Net loss per common share — basic and diluted	$(0.34)	$(0.31)	$(0.92)	$(0.60)

Weighted average common shares — basic and diluted	37,534	32,010	37,454	31,080

Comprehensive loss:
Net loss	$(12,691)	$(9,910)	$(34,336)	$(18,770)
Foreign currency translation adjustments	28	158	82	229
Unrealized (loss) gain on marketable securities	(94)	26	(165)	25

Comprehensive loss	$(12,757)	$(9,726)	$(34,419)	$(18,516)

(1) Non-cash stock-based compensation expense included in these amounts are as follows:
Research and development	$864	$918	$2,020	$2,448
General and administrative	922	688	1,926	1,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(34,336)	$(18,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,132	877
Non-cash stock-based compensation	3,946	3,981
Non-cash license expense	7,909	130
Charge for 401(k) company stock match	139	45
Changes in operating assets and liabilities:
Proceeds from landlord for tenant improvements	295	1,106
Collaboration receivables	(1,785)	(2,982)
Prepaid expenses and other assets	186	(313)
Accounts payable	1,583	1,712
Accrued expenses	5,494	727
Deferred revenue	(4,984)	(4,548)
Deferred rent	69	950

Net cash used in operating activities	(19,352)	(17,085)

Cash flows from investing activities:
Purchases of property and equipment	(2,849)	(3,949)
Purchases of marketable securities	(128,691)	(62,647)
Sales of marketable securities	107,692	39,270

Net cash used in investing activities	(23,848)	(27,326)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	519	62,659
Proceeds from notes payable	957	2,582
Repayments of notes payable	(1,569)	(923)

Net cash (used in) provided by financing activities	(93)	64,318

Effect of exchange rate on cash	(198)	(19)

Net (decrease) increase in cash and cash equivalents	(43,491)	19,888
Cash and cash equivalents, beginning of period	127,955	15,757

Cash and cash equivalents, end of period	$84,464	$35,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
          The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries Alnylam U.S., Inc., Alnylam Europe AG (“Alnylam Europe”) and Alnylam Securities Corporation. All significant intercompany accounts and transactions have been eliminated.
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
Net Loss Per Common Share
          The Company accounts for and discloses net income (loss) per common share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128 “Earnings per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and unvested restricted stock awards. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.
          The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options to purchase common stock	4,782,032	3,865,388	4,782,032	3,865,388
Unvested restricted common stock	—	2,956	—	2,956
Common stock issued in connection with Garching agreements	—	8,594	—	8,594
Options that were exercised before vesting	13,941	44,454	16,941	48,404

	4,795,973	3,921,392	4,798,973	3,925,342

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
          In June 2007, the FASB reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize, until the goods have been delivered or the related services have been rendered, non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 07-03 will have a material impact on its consolidated financial statements.
2. NOTES PAYABLE
          In March 2006, the Company entered into an agreement with Oxford Finance Corporation (“Oxford”) to establish an equipment line of credit for up to $7.0 million to help support capital expansion of the Company’s facility in Cambridge, Massachusetts and capital equipment purchases. The agreement allows the Company to draw down amounts under the line of credit through December 31, 2007 upon adherence to certain conditions. All borrowings under this line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. During 2006, the Company borrowed an aggregate of approximately $4.2 million from Oxford pursuant to the agreement. Of such amount, approximately $1.3 million bears interest at fixed rates ranging from 10.1% to 10.4% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, approximately $2.9 million, bears interest at fixed rates ranging from 10.0% to 10.4% and is being repaid in 36 monthly installments of principal and interest. In May 2007, the Company borrowed an aggregate of approximately $1.0 million from Oxford pursuant to the agreement. Of such amount, approximately $0.6 million bears interest at a fixed rate of 10% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, approximately $0.4 million, bears interest at a fixed rate of 10% and is being repaid in 36 monthly installments of principal and interest. As of June 30, 2007, there was $4.0 million outstanding under this line of credit with Oxford.
          In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. The outstanding principal bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005, which bears interest at a fixed rate of 10.25%, maturing at various dates through December 2009. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the paid principal and interest, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. As of June 30, 2007, there was $4.5 million outstanding under this line of credit with Lighthouse.

          At June 30, 2007, future cash payments under the notes payable to Lighthouse and Oxford, including interest, were as follows, in thousands:

Remainder of 2007	$2,134
2008	4,268
2009	3,513
2010	480
2011	80

Total through 2011	10,475
Less: portion representing interest	1,952

Principal	8,523
Less: current portion	3,617

Long-term notes payable	$4,906

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
          Under the terms of the Stock Purchase Agreement, Novartis purchased 5,267,865 shares of the Company’s common stock for an aggregate purchase price of approximately $58.5 million. Novartis owned approximately 14% of the Company’s outstanding common stock at June 30, 2007.
          Under the terms of the Collaboration and License Agreement, the parties agreed to work together on a defined number of selected targets, as defined in the Collaboration and License Agreement, to discover and develop therapeutics based on RNA interference (“RNAi”). The Collaboration and License Agreement has an initial term of three years and may be extended for two additional one-year terms at the election of Novartis. Novartis made upfront payments totaling $10.0 million to the Company in October 2005 and is required to provide the Company with research funding and milestone payments as well as royalties on annual net sales of products, if any, resulting from the Collaboration and License Agreement. The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate the Company’s intellectual property relating to certain RNAi technology into Novartis’ operations under certain circumstances (the “Integration Option”). In connection with the exercise of the Integration Option, Novartis will be required to make certain additional payments to the Company.
          The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase from Novartis. These payments, in addition to research funding and certain milestone payments under the Novartis Agreements, are recognized as revenue using the proportional performance method over the estimated duration of the Novartis Agreements of ten years. Under this model, the revenue recognized by the Company is limited to the amount of non-refundable payments received or receivable to date. Quarterly, the Company updates its estimates of effort remaining to complete its obligations under the agreements, the expected term of the agreements and the expected total revenues based on all information known that could affect the Company’s estimates.

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
Merck
          In July 2006, the Company executed an Amended and Restated Research Collaboration and License Agreement (the “Amended License Agreement”) with Merck & Co., Inc. (“Merck”), which amends and restates the Research Collaboration and License Agreement, dated September 8, 2003, between the Company and Merck, as amended (the “Original License Agreement”). Under the Amended License Agreement, the collaboration between the Company and Merck is focused on developing RNAi therapeutics for targets associated with human diseases. The Amended License Agreement originally contemplated that Merck would focus on the nine targets that then remained to be nominated by Merck under the terms of the Original License Agreement. However, Merck and the Company agreed that Merck would cease working on four such targets while Merck’s rights to two targets remain in place. The Amended License Agreement contemplates that Merck will name three additional targets for development and that the Company may select one as a joint development program, which Merck will co-fund and participate in from the outset. These programs will be in addition to the existing program directed to the NOGO pathway on which the Company and Merck are already collaborating. The Company may select three of the nine additional programs as joint development programs, which Merck will co-fund and participate in from the outset, two of which have been selected and comprise the two remaining active programs under the Amended License Agreement. To date, the Company has selected two co-development programs from the first six targets presented by Merck under the Amended License Agreement. The Amended License Agreement provides for funding from Merck immediately for programs selected by the Company for co-development, and provides that, in the United States, the Company will have the right to co-promote RNAi therapeutic products developed in these three co-development programs. Merck will assume primary responsibility for the remaining two programs and the Company is eligible to receive milestone payments and royalties on any RNAi therapeutic products developed and commercialized by Merck in these two programs.
          The Company is recognizing the remaining deferred revenue on a straight-line basis over the remaining period of expected performance of four years, which ends in 2011.
Biogen Idec
          In September 2006, the Company entered into a Collaboration and License Agreement (the “Biogen Idec Collaboration Agreement”) with Biogen Idec, Inc. (“Biogen Idec”). The collaboration will focus on the discovery and development of therapeutics based on RNAi for the potential treatment of progressive multifocal leukoencephalopathy (“PML”). The Company and Biogen Idec are initially conducting investigative research into the potential of RNAi technology to develop therapeutics to treat PML. Under the terms of the Biogen Idec Collaboration Agreement, the Company granted Biogen Idec an exclusive license to distribute, market and sell certain RNAi therapeutics to treat PML and Biogen Idec has agreed to fund all related research and development activities. The Company also received an upfront $5.0 million payment from Biogen Idec. The Company is recognizing the remaining deferred revenue using a proportional performance model over the period of expected performance of five years. In addition, assuming the successful development and utilization of a product resulting from the collaboration, Biogen Idec will be required to pay the Company milestone and royalty payments.
NIH Contract
          In September 2006, the Company was awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever viruses, including the Ebola virus, with the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”). The federal contract will provide the Company with up to $23.0 million in funding over a four-year period to develop RNAi therapeutics as anti-viral drugs targeting the Ebola virus. The Ebola virus can cause a severe, often fatal infection, and poses a potential biological safety risk and bioterrorism threat. Of the $23.0 million in funding, the government has committed to pay the Company up to $14.2 million over the first two years of the contract and, subject to the progress of the program and budgetary considerations in future years, the remaining $8.8 million over the last two years of the contract.
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
5. INCOME TAXES
          The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” which was issued in July 2006. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At June 30, 2007, the Company did not have any unrecognized tax benefits.
          At December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of $54.6 million and $53.6 million available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2008 through 2026. At December 31, 2006, federal and state research and development and other credit carryforwards were $2.3 million and $1.7 million, respectively, available to reduce future tax liabilities, and, which expire at various dates beginning in 2018 through 2026. Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382 of the Code, or could result in a change of control in the future upon subsequent disposition. The Company has commenced studies to assess the impact of change of control and the amount of usable research and development credits. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Further, until the studies are completed and any limitations are known, no amounts are being presented as an uncertain tax position under FIN 48.
          Through June 30, 2007, the Company has always generated operating losses and, as a result, has not recorded a tax provision and recorded a full valuation allowance against its net deferred tax assets. The proceeds from the Roche agreements (see Note 6) are expected to cause the Company to realize its deferred tax assets and, as a result, the Company expects to release the valuation allowance against its net deferred tax assets in the third quarter of 2007. At December 31, 2006, the valuation allowance was $50.9 million but the amount of valuation allowance that will be released will depend upon several factors, including: the amount of losses and tax credits incurred through June 30, 2007; the results of the ongoing research and development credit study and Section 382 study that will determine the amount of usable research and development credits and net operating loss carryforwards; and, analysis of its deferred tax assets to determine the amount of benefits that relate to equity items, such as tax deductions resulting from stock option exercises, which would be credited to additional paid-in capital.

6. SUBSEQUENT EVENTS
Roche
          License and Collaboration Agreement
          In July 2007, the Company and, for limited purposes, Alnylam Europe, a German stock corporation and a wholly owned subsidiary of Alnylam, entered into a License and Collaboration Agreement (the “LCA”) with F. Hoffmann-La Roche Ltd, a Swiss corporation (“Roche Basel”), and Hoffman-La Roche Inc., a New Jersey corporation (together with Roche Basel, “Roche”). The LCA, which became effective in August 2007, provides for the grant to Roche of a non-exclusive license to the Company’s intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to the Company’s existing contractual obligations to third parties. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, which may be expanded to include other therapeutic areas under certain circumstances.
          In consideration for the rights granted to Roche under the LCA, Roche is required to pay to the Company $273.5 million in upfront cash payments. Roche is also required to make payments to the Company upon achievement of specified development and sales milestones set forth in the LCA and royalty payments based on worldwide annual net sales, if any, of RNAi therapeutic products by Roche, its affiliates and sublicensees.
          Under the LCA, the Company and Roche have also agreed to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets, subject to the Company’s existing contractual obligations to third parties. The collaboration between Roche and the Company will be governed by a joint steering committee for a period of five years that is comprised of an equal number of representatives from each party. In exchange for the Company’s contributions to the collaboration, Roche will be required to make additional milestone and royalty payments.
          The term of the LCA generally ends upon the later of expiration of the last-to-expire patent covering a licensed product or ten years from first commercial sale of a licensed product. After the first anniversary of the effective date, Roche may terminate the LCA, on a licensed product-by-licensed product, licensed patent-by-licensed patent, and country-by-country basis, upon 180 days’ prior written notice to the Company, but is required to continue to make milestone and royalty payments to the Company if any royalties were payable on net sales of a terminated licensed product during the previous twelve months. The LCA may also be terminated by either party in the event that the other party fails to cure a material breach under the LCA.
          In connection with the LCA and the Common Stock Purchase Agreement, the Company expects to pay approximately $30.0 million to certain entities from which the Company licenses certain intellectual property in accordance with the applicable license agreements with these parties, primarily to Isis Pharmaceuticals, Inc.
          Common Stock Purchase Agreement
          In July 2007, the Company executed a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Roche Finance Ltd, a Swiss corporation and an affiliate of Roche (“Roche Finance”), which became effective in August 2007. Under the terms of the Common Stock Purchase Agreement, Roche Finance purchased 1.975 million shares of common stock, $0.01 par value per share, of the Company (the “Shares”), for an aggregate purchase price of $42.5 million.
          Under the terms of the Common Stock Purchase Agreement, in the event the Company proposes to sell or issue any equity securities of the Company, other than securities issued pursuant to compensation plans and other specified exceptions, the Company agreed to grant to Roche Finance the right to acquire, at the then fair market value, a number of additional securities, of the same type as those issued, based on the percentage of outstanding shares of the Company’s common stock then owned by Roche Finance. Roche Finance agreed, for a period of three years following the closing of the transactions contemplated by the Common Stock Purchase Agreement, neither it nor any specified affiliates of Roche Finance that are controlled by Roche Holdings Ltd will acquire any of the Company’s securities or assets (other than an acquisition resulting in such entities beneficially owning less than 5% of the total outstanding voting securities of the Company), participate in any tender or exchange offer, merger or other business combination involving the Company or seek to control the management, Board of Directors or policies of the Company, subject to specified exceptions. Roche Finance also agreed that neither it nor any specified affiliates of Roche Finance that are controlled by Roche Holdings Ltd will sell or transfer any equity securities of the Company during the two-year period following the closing of the transactions contemplated by the Common Stock Purchase Agreement and will limit the volume of such sales or transfers in a single day during the following one-year period, in each case, for so long as Roche Finance and such affiliates beneficially own more than 2.5% of the total outstanding shares of the Company’s common stock.
          Share Purchase Agreement
          In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a Share Purchase Agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, a German limited liability company and an affiliate of Roche Basel and Roche Finance (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, which became effective in August 2007, the Company agreed to create a new, wholly owned German limited liability company (“Roche Kulmbach”), into which substantially all of the non-intellectual property assets of Alnylam Europe shall be transferred, and Roche Germany agreed to purchase from the Company all of the issued and outstanding shares of Roche Kulmbach, for an aggregate purchase price of $15.0 million.
Amended and Restated Collaboration Agreement with Medtronic
          In July 2007, the Company and Medtronic, Inc. (“Medtronic”) entered into an amended and restated collaboration agreement (“Amended and Restated Collaboration Agreement”) to pursue the development of therapeutic products for the treatment of neurodegenerative disorders. The Amended and Restated Collaboration Agreement supersedes the collaboration agreement entered into by the parties in February 2005 (the “Initial Collaboration Agreement”), and continues the existing collaboration between the parties focusing on the delivery of RNAi therapeutics to specific areas of the brain using implantable infusion systems.
          Under the terms of the Amended and Restated Collaboration Agreement, the Company and Medtronic will continue their existing development program focused on developing a combination drug-device product for the treatment of Huntington’s disease. In addition, as provided for in the Initial Collaboration Agreement, the companies may jointly agree to collaborate on additional product development programs for the treatment of other neurodegenerative diseases, which can be addressed by the delivery of small interfering RNAs (“siRNAs”) discovered and developed using the Company’s RNAi therapeutics platform to the human nervous system through implantable infusion devices developed by Medtronic. The Company will be responsible for supplying the siRNA component and Medtronic will be responsible for supplying the device component of any product resulting from the collaboration.
          With respect to the initial product development program focused on Huntington’s disease, the parties will each fund 50% of the development efforts for the United States while Medtronic is responsible for funding development efforts outside the United States. Medtronic will commercialize any resulting products and pay royalties to the Company based on net sales of any such products, which royalties in the United States are designed to approximate 50% of the profit associated with the sale of such product and which in Europe are, more traditional pharmaceutical royalties, intended to reflect each parties’ contribution.
          After the fulfillment of a specified initial commitment obligation, each party has the right to opt out of continued funding of the program and, if Medtronic opts out of the program, the Company may elect to commercialize and pay Medtronic royalties on net sales of any products developed in the program. Following the exercise by a party of its right to opt out of the program, the commercializing party will pay royalties at a reduced level based on the last specified program milestone to have been achieved before the other party opted out. Other than pursuant to the initial product development program, and subject to specified exceptions, neither party may research, develop, manufacture or commercialize products that use implanted infusion devices for the direct delivery of siRNAs to the human nervous system to treat Huntington’s disease during the term of such program.
          Unlike the Initial Collaboration Agreement, the Amended and Restated Collaboration Agreement does not provide for Medtronic to make any equity investment in the Company.
          The Amended and Restated Collaboration Agreement expires, on a product-by-product and country-by-country basis, upon expiration of the royalty term for the applicable product. The royalty term is the longer of a specified number of years from the first commercial sale of the applicable product and the expiration of the last-to-expire of specified patent rights. Royalties are paid at a lower level during any part of a royalty term in which specified patent coverage does not exist. Either party may terminate the Amended and Restated Collaboration Agreement on 60 days prior written notice if the other party materially breaches the agreement in specified ways and fails to cure the breaches within the 60-day notice period. Either party may also terminate the agreement in the event that specified pre-clinical testing does not yield results meeting specified success criteria.
Department of Defense Contract
          In August 2007, the Company was awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus with the United States Department of Defense. The federal contract will provide the Company with up to $38.6 million in funding through the second quarter of 2010 to develop RNAi therapeutics for hemorrhagic fever virus infection. Viral hemorrhagic fevers are considered by federal agencies to be high priority agents that pose a potential risk to national security because they can be easily transmitted from person to person, result in high mortality rates and require special action for public health preparedness. This contract is with the Defense Threat Reduction Agency 2007 Medical Science and Technology Chemical and Biological Defense Transformational Medical Technologies Initiative, the mission of which is to provide state-of-the-art defense capabilities to United States military personnel by addressing traditional and non-traditional biological threats. Of the $38.6 million in funding, the government has committed to pay the Company up to $7.2 million through April 2008 and, subject to the progress of the program and budgetary considerations in future years, the remaining $31.4 million over the last two years of the contract.

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
          We are building a pipeline of RNAi therapeutics. Our lead program is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which we believe is the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. We submitted an investigational new drug, or IND, application for ALN-RSV01 to the United States Food and Drug Administration, or FDA, in November 2005, and initiated Phase I clinical trials on this experimental drug in December 2005 in both the United States and Europe and presented results from these trials in April 2006. ALN-RSV01 was found to be safe and well tolerated when administered intranasally in these two Phase I clinical studies. In October 2006, we initiated a Phase I study with an inhaled formulation of ALN-RSV01, and in November 2006, we initiated a human experimental infection study with an RSV strain designed to establish a safe and reliable RSV infection of the upper respiratory tract in adult volunteers. In May 2007, we presented results from this study that demonstrated the establishment of a safe and reliable RSV infection in the upper respiratory tract of adult volunteers. In June 2007, we initiated a Phase II experimental infection trial designed to evaluate the safety, tolerability, and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV.
          In pre-clinical development programs, we are working on a number of programs including another viral respiratory infection, influenza, ALN-PCS01, an RNAi therapeutic targeting a gene called PCSK9 for the treatment of hypercholesterolemia, and ALN-VSP01, an RNAi therapeutic that is designed to target vascular endothelial growth factor, or VEGF, and kinesin spindle protein, or KSP, for the treatment of liver cancers and potentially other cancers. We have pre-clinical discovery programs focused on central nervous system, or CNS, diseases including Parkinson’s disease, Huntington’s disease, neuropathic pain, spinal cord injury and progressive multifocal leukoencephalopathy, or PML, a CNS disease caused by viral infection in immune compromised patients. We also have a program focused on the inherited respiratory disease known as cystic fibrosis, or CF, as well as a program for Ebola virus infection. We are also working to extend our capabilities to enable the development of RNAi therapeutics that travel through the bloodstream to reach diseased parts of the body, which we refer to as Systemic RNAitm, and are developing technology to achieve efficient and safe systemic delivery. In connection with some of these programs as well as others still in early discovery, we have formed alliances with leading companies, including Novartis Pharma AG, or Novartis, F. Hoffmann-La Roche Ltd, or Roche, Merck & Co., Inc., or Merck, Biogen Idec, Inc., or Biogen Idec, and Medtronic, Inc., or Medtronic.
          We commenced operations in June 2002 and, since then, have focused our efforts primarily on business planning, research and development, acquiring intellectual property rights, recruiting management and technical staff and raising capital. Since our inception, we have generated significant losses. As of June 30, 2007, we had an accumulated deficit of $174.9 million. Through June 30, 2007, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments under strategic alliances. Through June 30, 2007, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Novartis, Merck and the United States government related to hemorrhagic fever virus, including Ebola. We expect our revenues to continue to be derived primarily from strategic alliances, such as our collaborations with Novartis, Roche, Merck and Biogen Idec, the government for Ebola, other government and foundation funding and license fee revenues.
          We currently have programs focused in a number of therapeutic areas. However, we are unable to predict when, if ever, we will be able to commence sales of any product. We have not and may never achieve profitability on a quarterly or annual basis and we expect to incur significant additional losses over the next several years. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, proceeds from equipment lines of credit and milestone payments under existing and future collaborative arrangements.
Recent Developments
     In July 2007, we and, for limited purposes, Alnylam Europe, a German stock corporation and our wholly owned subsidiary, entered into a license and collaboration agreement, or LCA, with F. Hoffmann-La Roche Ltd, a Swiss corporation, or Roche Basel, and Hoffman-La Roche Inc., a New Jersey corporation, or together with Roche Basel, Roche. The LCA, which became effective in August 2007, provides for the grant to Roche of a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases and may be expanded to include other therapeutic areas under certain circumstances.
     In consideration for the rights granted to Roche under the LCA, Roche is required to pay us $273.5 million in upfront cash payments. Roche is also required to make payments to us upon achievement of specified development and sales milestones set forth in the LCA and royalty payments based on worldwide annual net sales, if any, of RNAi therapeutic products by Roche, its affiliates and sublicensees.
     Under the LCA, we have also agreed to collaborate with Roche on the discovery of RNAi therapeutic products directed to one or more disease targets, subject to our existing contractual obligations to third parties. The collaboration between Roche and us will be governed by a joint steering committee for a period of five years that is comprised of an equal number of representatives from each party. In exchange for our contributions to the collaboration, Roche has agreed to make additional milestone and royalty payments.
     In July 2007, we executed a common stock purchase agreement, or Common Stock Purchase Agreement, with Roche Finance Ltd, a Swiss corporation and an affiliate of Roche, or Roche Finance, which became effective in August 2007. Under the terms of the Common Stock Purchase Agreement, Roche Finance purchased 1.975 million shares of our common stock for an aggregate purchase price of $42.5 million.
     In connection with the LCA and the Common Stock Purchase Agreement, we expect to pay approximately $30.0 million to certain entities from which we license certain intellectual property in accordance with the applicable license agreements with these parties, primarily to Isis.
     In connection with the execution of the LCA and the Common Stock Purchase Agreement, we also executed a share purchase agreement, or Alnylam Europe Purchase Agreement with Alnylam Europe and Roche Beteiligungs GmbH, a German limited liability company and an affiliate of Roche Basel and Roche Finance, or Roche Germany. Under the terms of the Alnylam Europe Purchase Agreement which became effective in August 2007, we agreed to create a new, wholly owned German limited liability company, or Roche Kulmbach, into which substantially all of the non-intellectual property assets of Alnylam Europe shall be transferred, and Roche Germany agreed to purchase from us all of the issued and outstanding shares of Roche Kulmbach, for an aggregate purchase price of $15.0 million.
Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. We have initiated programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as direct RNAi therapeutics, and we expect to initiate additional programs as the capabilities of our product platform evolve. Included in our current programs are development programs, those programs for which we have established targeted timing for human clinical trials, and discovery programs, those programs for which we have yet to establish programs for targeted timing for human clinical trials. All of our programs are in the early stages of development. Our most advanced development program is focused on RSV, which began Phase II clinical trials in June 2007. Our other development programs are focused on another lung infection, influenza, or flu, the treatment of hypercholesterolemia and the treatment of liver cancers and potentially other cancers. We also have discovery programs to develop direct RNAi therapeutics for the treatment of the genetic respiratory disease CF; CNS disorders, such as spinal cord injury, Parkinson’s disease, Huntington’s disease, neuropathic pain; viral disease, such as Ebola; PML and several other diseases that are the subject of collaborations with Merck, Medtronic and Novartis, among others.
          Drug development and approval in the United States is a multi-step process regulated by the FDA. The process begins with the filing of an IND application, which, if successful, allows the opportunity for study in humans, or clinical study, of the new drug. Clinical development typically involves three phases of study, each of which may include several different clinical trials: Phase I, II and III. The most significant costs in clinical development are in Phase III clinical trials, as they tend to be the longest and largest studies in the drug development process. Following successful completion of Phase III clinical trials, a new drug application, or NDA, must be submitted to, and accepted by, the FDA, and the FDA must approve the NDA prior to commercialization of the drug.
          There is a risk that any drug discovery and development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and efficacy of the drug.. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any potential product candidate. These risks include the uncertainty of:
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
     Strategic Alliances
          A significant component of our business strategy is to enter into strategic alliances and collaborations with pharmaceutical and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Max Planck Innovation GmbH, or Max Planck Innovation, Tekmira Pharmaceuticals Corporation, or Tekmira, Massachusetts Institute of Technology, or MIT, and Isis Pharmaceuticals, Inc., or Isis, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. We have entered into license agreements and collaborations with (1) Novartis to discover and develop therapeutics based on RNAi and to develop an RNAi therapeutic for pandemic flu, (2) Roche to develop and commercialize therapeutics based on RNAi in the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, (3) Merck to develop RNAi technology and therapeutics, (4) Medtronic to develop novel drug-device products incorporating RNAi therapeutics to treat Huntington’s disease and other diseases caused by degeneration of the nervous system and (5) Biogen Idec to perform investigative research into the potential of using RNAi technology to discover and develop therapeutics to treat PML. We have also entered into contracts with government agencies, such as the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH, and the United States Department of Defense, or DoD. In addition, we have entered into an agreement with the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, to obtain funding and technical resources for our CF program.
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
     Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues from research collaborators	$9,133	$6,021	$16,350	$11,738
Operating expenses	24,086	17,130	55,297	32,644

Loss from operations	(14,953)	(11,109)	(38,947)	(20,906)
Net Loss	$(12,691)	$(9,910)	$(34,336)	$(18,770)
          Revenues
     The following table summarizes our total consolidated net revenues from research collaborators for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Novartis	$4,440	$5,615	$8,525	$10,784
Other research collaborators	4,550	298	7,052	637
InterfeRx program, research reagent licenses and other	143	108	773	317

Total net revenues from research collaborators	$9,133	$6,021	$16,350	$11,738

          The decrease in Novartis revenues in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 was due to a decrease in the amount of resources allocated to the Novartis flu alliance. The decrease in Novartis revenues in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was due to a decrease in the amount of resources allocated to our Novartis flu alliance as well as lower external expense reimbursement under our Novartis flu alliance.
          In the three and six months ended June 30, 2007, other research collaborators revenues consisted of expense reimbursement and amortization revenues from Biogen Idec, Merck and NIH for Ebola. The increase in other research collaborators revenues in both periods is primarily the result of new collaborations with Biogen Idec and the NIH, which both began in the fourth quarter of 2006.
          The increase in InterfeRx program, research reagent licenses and other revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was due to the achievement of milestones pursuant to license agreements entered into under our InterfeRx program as well as an increase in research reagent licenses revenues as compared to the prior year.
          Total deferred revenue of $12.9 million at June 30, 2007 consists of payments received from collaborators pursuant to license agreements that we have yet to earn pursuant to our revenue recognition policy.
          For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, collaborations and licensing activities and to increase significantly beginning in the third quarter of 2007 as a result of our August 2007 alliance with Roche.
          Operating expenses
          The following table summarizes our operating expenses for the periods indicated, in thousands:

	Three		Three
	Months		Months	% of
	Ended	% of Total	Ended	Total
	June 30,	Operating	June 30,	Operating	Increase
	2007	Expenses	2006	Expenses	$	%
Research and development	$18,813	78%	$12,599	74%	$6,214	49%
General and administrative	5,273	22%	4,531	26%	742	16%

Total operating expenses	$24,086	100%	$17,130	100%	$6,956	41%

	Six		Six
	Months		Months	% of
	Ended	% of Total	Ended	Total
	June 30,	Operating	June 30,	Operating	Increase
	2007	Expenses	2006	Expenses	$	%
Research and development	$45,484	82%	$24,306	74%	$21,178	87%
General and administrative	9,813	18%	8,338	26%	1,475	18%

Total operating expenses	$55,297	100%	$32,644	100%	$22,653	69%

          Research and development
          The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three		Three
	Months		Months
	Ended	% of	Ended	% of	Increase
	June 30,	Expense	June 30,	Expense	(Decrease)
	2007	Category	2006	Category	$	%
Research and development

External services	$5,686	30%	$856	7%	$4,830	564%
Clinical trial and manufacturing expenses	4,764	25%	4,138	33%	626	15%
Compensation related	3,306	18%	2,543	20%	763	30%
Facilities-related expenses	2,138	11%	1,500	12%	638	43%
Lab supplies and materials	1,416	8%	1,533	12%	(117)	(8%)
Non-cash stock-based compensation	864	5%	918	7%	(54)	(6%)
License fees	93	1%	767	6%	(674)	(88%)
Other	546	2%	344	3%	202	59%

Total research and development	$18,813	100%	$12,599	100%	$6,214	49%

          As indicated in the table above, the increase in research and development expenses in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to an increase in external service costs associated with our pre-clinical programs for the treatment of hypercholesterolemia, liver cancer and Ebola as well as higher expenses associated with our delivery related collaborations. The increase was also due to an increase in clinical trial expenses in support of our clinical program for RSV, which recently began Phase II trials, as well as costs related to an increase in research and development headcount over the past year to support our expanding pipeline and alliances. We expect to continue to devote a substantial portion of our resources to research and development expenses and that research and development expenses will increase as we continue development of our and our collaborators’ product candidates and technologies. In connection with the Roche alliance, we expect to incur approximately $30.0 million of license fees related to payments to certain entities from which we license certain intellectual property in accordance with the applicable license agreements with these parties, primarily to Isis.

	Six Months		Six Months
	Ended	% of	Ended	% of	Increase
	June 30,	Expense	June 30,	Expense	(Decrease)
	2007	Category	2006	Category	$	%
Research and development
Clinical trial and manufacturing expenses	$11,424	25%	$6,439	26%	$4,985	77%
License fees	8,636	19%	1,126	5%	7,510	667%
External services	8,079	18%	2,825	12%	5,254	186%
Compensation related	6,612	15%	4,880	20%	1,732	35%
Facilities-related expenses	4,204	9%	2,883	12%	1,321	46%
Lab supplies and materials	3,403	7%	2,946	12%	457	16%
Non-cash stock-based compensation	2,020	4%	2,448	10%	(428)	(17%)
Other	1,106	3%	759	3%	347	46%

Total research and development	$45,484	100%	$24,306	100%	$21,178	87%

          As indicated in the table above, the increase in research and development expenses in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to an increase in license fees, including a non-cash license fee of $7.9 million and a cash license fee of $0.4 million related to the issuance of our stock to Tekmira during the first quarter of 2007 in exchange for the worldwide exclusive license to Tekmira’s liposomal delivery formulation technology for the discovery, development, and commercialization of RNAi therapeutics, as well as the expansion of the technology research and manufacturing alliance on lipid-based delivery technology. The increase was also due to an increase in clinical trial expenses in support of our clinical program for RSV, which began Phase II trials in June 2007. Also contributing to the increase were higher manufacturing and external service costs associated with our pre-clinical programs for the treatment of hypercholesterolemia, liver cancer and Ebola as well as costs related to an increase in research and development headcount over the past year to support our expanding pipeline and alliances.
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
          General and administrative
          The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of	Increase
	Ended	Expense	Ended	Expense	(Decrease)
	June 30, 2007	Category	June 30, 2006	Category	$	%
General and administrative
Consulting and professional services	$2,126	40%	$1,538	34%	$588	38%
Compensation related	1,092	21%	845	19%	247	29%
Non-cash stock-based compensation	922	17%	688	15%	234	34%

	Three Months	% of	Three Months	% of	Increase
	Ended	Expense	Ended	Expense	(Decrease)
	June 30, 2007	Category	June 30, 2006	Category	$	%
Facilities related	587	11%	671	15%	(84)	(13%)
Insurance	152	3%	155	3%	(3)	(2%)
Other	394	8%	634	14%	(240)	(38%)

Total general and administrative	$5,273	100%	$4,531	100%	$742	16%

          As indicated in the table above, the increase in general and administrative expenses during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to higher professional service fees, which were the result of increased business development activities, including our alliance with Roche, which became effective in August 2007, as well as higher costs supporting overall corporate growth.

	Six Months	% of	Six Months	% of	Increase
	Ended	Expense	Ended	Expense	(Decrease)
	June 30, 2007	Category	June 30, 2006	Category	$	%
General and administrative
Consulting and professional services	$3,541	36%	$2,719	33%	$822	30%
Compensation related	2,088	21%	1,688	20%	400	24%
Non-cash stock-based compensation	1,926	20%	1,533	18%	393	26%
Facilities related	1,025	10%	1,258	15%	(233)	(19%)
Insurance	328	3%	317	4%	11	3%
Other	905	10%	823	10%	82	10%

Total general and administrative	$9,813	100%	$8,338	100%	$1,475	18%

          As indicated in the table above, the increase in general and administrative expenses during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to higher professional service fees, which were the result of increased business development activities, including our alliance with Roche, which became effective in August 2007, as well as higher costs supporting overall corporate growth.
          Interest income, interest expense and other
          Interest income was $2.6 million and $5.3 million for the three and six months ended June 30, 2007, respectively, compared to $1.5 million and $2.8 million for the three and six months ended June 30, 2006, respectively. The increase in both periods was due to our higher average cash, cash equivalent and marketable securities balances due primarily to proceeds we received from our December 2006 public offering of common stock.
          Interest expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively, compared to $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively. Interest expense in each year related to borrowings under our lines of credit used to finance capital equipment purchases.
Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2007	2006
Net loss	$(34,336)	$(18,770)
Adjustments to reconcile net loss to net cash used in operating activities	14,126	5,033
Changes in operating assets and liabilities	858	(3,348)

Net cash used in operating activities	(19,352)	(17,085)
Net cash used in investing activities	(23,848)	(27,326)

	Six Months Ended June 30,
	2007	2006
Net cash (used in) provided by financing activities	(93)	64,318
Effect of exchange rate on cash	(198)	(19)

Net (decrease) increase in cash and cash equivalents	(43,491)	19,888
Cash and cash equivalents, beginning of period	127,955	15,757

Cash and cash equivalents, end of period	$84,464	$35,645

          Since we commenced operations in June 2002, we have generated significant losses. At June 30, 2007, we had an accumulated deficit of $174.9 million. At June 30, 2007, we had cash, cash equivalents and marketable securities of $194.8 million, compared to cash, cash equivalents and marketable securities of $217.3 million at December 31, 2006. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. This trend continued in the six months ended June 30, 2007 as our use of cash in our operating activities increased as compared to the six months ended June 30, 2006. The main components of our use of cash in operating activities are the net loss and changes in our working capital. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments primarily consist of non-cash license fees, stock-based compensation, depreciation and amortization. We had an increase in accrued expenses of $5.5 million for the six months ended June 30, 2007. Additionally, net accounts receivable increased $1.8 million and deferred revenue increased $5.0 million for the six months ended June 30, 2007. Our cash utilization is expected to continue for the remainder of 2007 and thereafter as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.
          Investing activities
          For the six months ended June 30, 2007, net cash used in investing activities of $23.8 million resulted from net purchases of marketable securities of $21.0 million as well as purchases of property and equipment of $2.8 million. For the six months ended June 30, 2006, net cash used in investing activities resulted from net purchases of marketable securities of $23.4 million, as well as purchases of property and equipment of $3.9 million.
          Financing activities
          For the six months ended June 30, 2007, net cash used in financing activities was $0.1 million compared to $64.3 million of net cash provided by financing activities for the six months ended June 30, 2006. The change in net cash provided by financing activities was due primarily to the net proceeds of $62.2 million from our follow-on public offering in January 2006.
          In March 2006, we entered into an agreement with Oxford Finance Corporation, or Oxford, to establish an equipment line of credit for up to $7.0 million to help support capital expansion of our facility in Cambridge, Massachusetts and capital equipment purchases. During 2006, we borrowed an aggregate of $4.2 million from Oxford pursuant to the agreement. Of such amount, $1.3 million bears interest at fixed rates ranging from 10.1% to 10.4% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, $2.9 million, bears interest at fixed rates ranging from 10.0% to 10.4% and is being repaid in 36 monthly installments of principal and interest. In May 2007, we borrowed an aggregate of $1.0 million from Oxford pursuant to the agreement. Of such amount, $0.6 million bears interest at a fixed rate of 10% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, $0.4 million, bears interest at a fixed rate of 10% and is being repaid in 36 monthly installments of principal and interest.
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
          As of June 30, 2007, we had an aggregate outstanding balance of $8.5 million under all our loan agreements and $1.9 million available under our equipment line of credit with Oxford.
          Based on our current operating plan, we believe that our existing resources, together with the cash we expect to generate under our current alliances, including our Roche alliance, will be sufficient to fund our planned operations for at least the next several years, during which time we expect to further the development of our products, extend the capabilities of our technology platform, conduct clinical trials and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. Under the terms of the Roche alliance, Roche has agreed to pay us $331.0 million in upfront cash payments and an equity investment, which will be partially offset by approximately $30.0 million that we are required to pay to certain entities from which we license certain intellectual property in accordance with the applicable license agreements with these parties, primarily Isis. However, we may require significant additional funds earlier than we currently expect in order to develop, commence clinical trials for and commercialize any product candidates.
          In the longer term, we may seek additional funding through collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue.
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
Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, we have agreed to make available to Tekmira a $5.0 million loan for capital equipment expenditures related to manufacturing services performed by Tekmira beginning in 2008. Related to the Roche alliance, we will have to pay approximately $30.0 million to certain entities from which we license certain intellectual property in accordance with the applicable license agreements with these parties, primarily Isis. However, we may require significant additional funds earlier than we currently expect in order to develop, commence clinical trials for and commercialize any product candidates. There have been no other material changes in our contractual obligations and commitments since December 31, 2006.

Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are evaluating the implications of this standard, but currently we do not expect it to have a significant impact on our consolidated financial statements.
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
          In June 2007, the FASB reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” or EITF 07-03. EITF 07-03 requires companies to defer and capitalize, until the goods have been delivered or the related services have been rendered, non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect EITF 07-03 will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, corporate debt and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at June 30, 2007 would impact the net fair value of such interest-sensitive financial instruments by approximately $0.6 million.
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
ITEM 4. CONTROLS AND PROCEDURES
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          Our operations began in June 2002 and we have only a limited operating history upon which you can evaluate our business and prospects. In addition, as an early-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:
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
          We have experienced significant operating losses since our inception. As of June 30, 2007, we had an accumulated deficit of $174.9 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these collaborations or contracts or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
          To become and remain consistently profitable, we must succeed in developing and commercializing novel drugs with significant market potential. This will require us to be successful in a range of challenging activities, including pre-clinical testing and clinical trial stages of development, obtaining regulatory approval for these novel drugs, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot become and remain consistently profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, diversify our product offerings or continue our operations.
We will require substantial additional funds to complete our research and development activities and if additional funds are not available, we may need to critically limit, significantly scale back or cease our operations.
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
          We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us. While the exercise of this right may provide us with additional funding under some circumstances, Novartis’ exercise of this right will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
Our license and collaboration agreement with Roche is important to our business. If Roche does not successfully develop drugs pursuant to this license and collaboration agreement or this license and collaboration agreement results in competition between us and Roche for the development of drugs targeting the same diseases, our business could be adversely affected.
          In July 2007, we entered and, for limited purposes, Alnylam Europe entered into a license and collaboration agreement with Roche. The license and collaboration agreement provides for the grant to Roche of a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties as well as our collaboration agreements. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, which may be expanded to include other therapeutic areas under certain circumstances. As such, Roche could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Roche has significantly greater financial resources than we do and has far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Roche in the development of RNAi-based drugs targeting the same disease. Roche is required to make payments to us upon achievement of specified development and sales milestones set forth in the license and collaboration agreement and royalty payments based on worldwide annual net sales, if any, of RNAi therapeutic products by Roche, its affiliates and sublicensees. If Roche fails to successfully develop products using this technology, we may not receive any such milestone or royalty payments.
We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.
          We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. Accordingly, we have entered into alliances with other companies that can provide such capabilities and may need to enter into additional alliances in the future. For example, we may enter into alliances with major pharmaceutical companies to jointly develop specific drug candidates and to jointly commercialize them if they are approved. In such alliances, we would expect our pharmaceutical collaborators to provide substantial capabilities in clinical development, regulatory affairs, marketing and sales. We may not be successful in entering into any such alliances on favorable terms due to various factors including Novartis’ right of first offer on our drug targets. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.
          For certain drug candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Novartis, as well as collaborations with Merck, Medtronic, Biogen Idec, Department of Defense and the NIAID. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.
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
We depend on government contracts to partially fund our research and development efforts and may enter into additional government contracts in the future. If current or future government funding, if any, is reduced or delayed, our drug development efforts may be negatively affected.
          In September 2006, the NIAID awarded us a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus. Of the $23.0 million, the government has committed to pay us $14.2 million over the first two years of the contract and, subject to budgetary considerations in future years, the remaining $8.8 million over the last two years of the contract. We cannot be certain that the government will appropriate the funds necessary for this contract in future budgets. In addition, the government can terminate the agreement in specified circumstances. If we do not receive the $23.0 million we expect to receive under this contract, we may not be able to develop therapeutics to treat Ebola.
          In August 2007, we were awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus infection with the Department of Defense. This federal contract is expected to provide us with up to $38.6 million in funding through the second quarter of 2010 to develop RNAi therapeutics against hemorrhagic fever virus infection. This contract is with the Defense Threat Reduction Agency 2007 Medical Science and Technology Chemical and Biological Defense Transformational Medical Technologies Initiative, the mission of which is to provide state-of-the-art defense capabilities to U.S. military personnel by addressing traditional and non-traditional biological threats. Of the $38.6 million in funding, the government has committed to pay us up to $7.2 million through April 2008 and, subject to the progress of the program and budgetary considerations in future years, the remaining $31.4 million over the last two years of the contract. If we do not receive the $38.6 million we expect to receive under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection.
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
          Since we commenced operations in 2002, we have grown to approximately 140 full time equivalent employees as of June 30, 2007, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. In connection with our license and collaboration agreement with Roche, we sold to Roche our operations in Kulmbach, Germany, and after a transition period, will no longer have access to the employees in that facility. We intend to rebuild the capacity from our Kulmbach operation in Cambridge, Massachusetts. However, we may not be able to find, successfully recruit and retain individuals capable of reproducing the operations formerly performed in Kulmbach, Germany. In addition, we need to find sufficient physical space to support that increase in our operations. Any failure to successfully rebuild the operations that were formerly performed in Kulmbach could have a material adverse effect on our business.
          In addition, our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two different countries. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
Risks Related to Our Industry
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates
Any drug candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.
          Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of respiratory syncytial virus, or RSV, infection. We completed two Phase I clinical trials of ALN-RSV01 in 2006 and began an additional Phase I clinical trial in October 2006. In November 2006, we announced that we had initiated a human experimental infection study with RSV. In May 2007, we presented results from this study that demonstrated the establishment of a safe and reliable RSV infection in the upper respiratory tract of adult volunteers. In June 2007, we initiated a Phase II trial designed to evaluate the safety, tolerability, and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. We may not be able to further advance this or any other product candidate through clinical trials. If we successfully enter into clinical studies, the results from pre-clinical testing of a drug candidate may not predict the results that will be obtained in subsequent human clinical trials. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
          Clinical trials of a new drug candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the drug candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. Delays in patient enrollment can result in increased costs and longer development times.
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
          Delays in clinical trials could reduce the commercial viability of our drug candidates. Any of the following could delay our clinical trials:
•	delays in filing initial drug applications;

•	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in engaging IRBs to oversee trials or problems in obtaining or maintaining IRB approval of trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative or inconclusive results from our clinical trials or the clinical trials of others for drug candidates similar to ours;

•	inadequate supply or quality of drug candidate materials or other materials necessary for the conduct of our clinical trials;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidate; or

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or records of any clinical or pre-clinical investigation.
The FDA approval process may be delayed for any drugs we develop that require the use of specialized drug delivery devices.
          Some drug candidates that we develop may need to be administered using specialized drug delivery devices that deliver RNAi therapeutics directly to diseased parts of the body. For example, we believe that any product candidate we develop for Parkinson’s disease, or PD, Huntington’s disease, or HD, or other central nervous system diseases may need to be administered using such a device. For neurodegenerative diseases, we have entered into a collaboration agreement with Medtronic to pursue potential development of drug-device combinations incorporating RNAi therapeutics. We may not achieve successful development results under this collaboration and may need to seek other collaboration partners to develop alternative drug delivery systems, or utilize existing drug delivery systems, for the direct delivery of RNAi therapeutics for these diseases. While we expect to rely on drug delivery systems that have been approved by the FDA or other regulatory agencies to deliver drugs like ours to similar physiological sites, we, or our collaborator, may need to modify the design or labeling of such delivery device for some products we may develop. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified delivery device. Further, to the extent the specialized delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device, or its labeling, and to obtain any additional approvals or clearances. In cases where we do not have an ongoing collaboration with the company that makes the device, obtaining such additional approvals or clearances and the cooperation of such other company could significantly delay and increase the cost of obtaining marketing approval, which could reduce the commercial viability of our drug candidate. In summary, we may be unable to find, or experience delays in finding, suitable drug delivery systems to administer RNAi therapeutics directly to diseased parts of the body, which could negatively affect our ability to successfully commercialize these RNAi therapeutics.

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our drug candidates.
          Our drug candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, recordkeeping, labeling, marketing and distribution of drugs. Rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we may develop will obtain the appropriate regulatory approvals necessary for us or our collaborators to begin selling them.
          We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis we perform of data from pre-clinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.
          Because the drugs we are intending to develop may represent a new class of drug, the FDA has not yet established any definitive policies, practices or guidelines in relation to these drugs. While the product candidates that we are currently developing are regulated as a new drug under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.
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
          We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not assure approval by regulatory authorities outside the United States and vice versa.
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
          A failure of one of more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, pre-clinical testing and the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:
•	regulators or IRBs may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	our pre-clinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical testing or clinical trials, or we may abandon projects that we expect to be promising;

•	enrollment in our clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate, resulting in significant delays;

•	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	IRBs or regulators, including the FDA, may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our drug candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

•	effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics.
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
          Other factors that we believe will materially affect market acceptance of our product candidates include:
•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety, efficacy and ease of administration of our product candidates;

•	the willingness of patients to accept potentially new routes of administration;

•	the success of our physician education programs;

•	the availability of government and third-party payor reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments; and

•	availability of alternative effective treatments for the diseases that product candidates we develop are intended to treat and the relative risks and/or benefits of the treatments.
Even if we develop RNAi therapeutic products for the prevention or treatment of infection by pandemic flu virus and/or or hemorrhagic fever viruses such as Ebola or hemorrhagic fever virus infection, governments may not elect to purchase such products, which could adversely affect our business.
          We expect that governments will be the only purchasers of any products we may develop for the prevention or treatment of pandemic flu or hemorrhagic fever viruses such as Ebola. In the future, we may also initiate additional programs for the development of product candidates for which governments may be the only or primary purchasers. However, governments will not be required to purchase any such products from us and may elect not to do so, which could adversely affect our business. For example, although the focus of our flu program is to develop RNAi therapeutic targeting gene sequences that are highly conserved across known flu viruses, if the sequence of any flu virus that emerges is not sufficiently similar to those we are targeting, any product candidate that we develop may not be effective against that virus. Accordingly, while we expect that any RNAi therapeutic we develop for the treatment of pandemic flu could be stockpiled by governments as part of their preparations for a flu pandemic, they may not elect to purchase such product.
If we or our collaborators, manufacturers or service providers fail to comply with regulatory laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to market and sell our products and may harm our reputation.
          If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include:
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
          Our research and development involves the use of hazardous materials, chemicals and various radioactive compounds. We maintain quantities of various flammable and toxic chemicals in our facilities in Cambridge and until recently, in Germany that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our Cambridge facility comply with the relevant guidelines of the City of Cambridge and the Commonwealth of Massachusetts and the procedures we employed in our German facility comply with the standards mandated by applicable German laws and guidelines. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials.
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
          In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working in the field of RNAi. In addition, we granted licenses to Isis, GeneCare, Benitec, Nastech, Calando, Quark as well as others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck is currently one of our collaborators and a licensee under our intellectual property for specified disease targets. However, as a result of its acquisition of Sirna in December 2006, Merck, which has substantially more resources and experience in developing drugs than we do, could become a direct competitor.
          In addition, as a result of agreements that we have entered into, Roche has obtained, and Novartis has the right to obtain, broad, non-exclusive licenses to certain aspects of our technology that give them the right to compete with us in certain circumstances.

          We also compete with companies working to develop antisense-based drugs. Like RNAi product candidates, antisense drugs target mRNAs in order to suppress the activity of specific genes. Isis is currently marketing an antisense drug and has several antisense drug candidates in clinical trials, and another company, Genta Inc., has an antisense drug candidate in late-stage clinical trials. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
          After the grant by the European Patent Office, or EPO, of the Kreutzer-Limmer patent, published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention, or EPC. In oral proceedings in June 2006, the EPO opposition division in charge of the opposition proceedings upheld the patent with amended claims. This decision has been appealed by two of the opponents, including Sirna Therapeutics, which was acquired by Merck in December 2006, and Silence Therapeutics. Based on the appeal, the Boards of Appeal of the EPO may choose to uphold, further amend or revoke the patent it in its entirety. However, because a European Patent represents a bundle of national patents for each of the designated member states and must be enforced on a country-by country-basis, even if upheld, a National Court in one or more of the EPC member states could subsequently rule the patent invalid or unenforceable. In addition, National Courts in different countries could come to differing conclusions in interpreting the scope of the upheld claims.
          In addition, four parties have filed Notices of Opposition in the EPO against a second Kreutzer-Limmer patent, published under the publication number EP 1214945, and one party has given notice to the Australian Patent Office, IP Australia, that it opposes the grant of our patent AU 778474, which derives from the same parent international patent application that gave rise to EP 1144623 and EP 1214945. Furthermore, one party has filed a notice of opposition regarding the European Patent EP 1352061, the European regional phase of a patent family commonly referred to as Kreutzer-Limmer II. The proceedings in the EPO and Australian Patent Office may take several years before an outcome becomes final.
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
          Novartis held approximately 14% of our outstanding common stock as of June 30, 2007. This concentration of ownership may harm the market price of our common stock by:
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our annual meeting of stockholders was held on June 1, 2007. At the annual meeting, the following matters were voted upon:
          Our stockholders elected the two persons listed below as Class III directors, each to serve until our 2010 annual meeting of stockholders and until their successors are duly elected and qualified. The table set forth below lists the number of shares of our common stock voted in favor of the election of each such person, as well as the number of votes withheld for the election of such person:

	Number of Shares For	Number of Shares Withheld
Victor J. Dzau, M.D.	30,239,652	228,170
Kevin P. Starr	29,367,599	1,100,223
The terms of office of the following directors continued after the annual meeting:

John K. Clarke
John M. Maraganore, Ph.D.
Vicki L. Sato, Ph.D.
Paul R. Schimmel, Ph.D.
Phillip A. Sharp, Ph.D.
James L. Vincent
Our stockholders ratified the appointment by our board of directors of PricewaterhouseCoopers L.L.P. as our independent auditors for the fiscal year ending December 31, 2007. The holders of 30,388,606 shares of our common stock voted in favor of this proposal. The holders of 57,947 shares voted against this proposal. The holders of 21,269 shares abstained from voting on this matter.
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

ALNYLAM PHARMACEUTICALS, INC.

Date: August 9, 2007	By:	/s/ John M. Maraganore

John M. Maraganore, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Patricia L. Allen

Patricia L. Allen
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)