Form 10-Q
period 2007-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2007-11-08
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, the registrant had 40,699,884 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006	1
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	2
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	3
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	29

ITEM 6. EXHIBITS	47

SIGNATURES	48
Ex-10.1 License and Collaboration Agreement, entered into as of July 8, 2007, by and among F. Hoffmann-La Roche, Ltd, Hoffman-La Roche Inc., the Registrant and, for limited purposes, Alnylam Europe AG
Ex-10.2 Common Stock Purchase Agreement dated as of July 8, 2007 between the Registrant and Roche Finance Ltd
Ex-10.3 Share Purchase Agreement, dated as of July 8, 2007, among Alnylam Europe AG, the Registrant and Roche Pharmaceuticals GmbH
Ex-10.4 Amended and Restated Collaboration Agreement, entered into as of July 27, 2007, by and between the Registrant and Medtronic, Inc.
Ex-10.5 License and Collaboration Agreement, entered into as of September 6, 2007, by and among the Registrant, Isis Pharmaceuticals, Inc. and Regulus Therapeutics LLC
Ex-10.6 Limited Liability Company Agreement of Regulus Therapeutics LLC, dated as of September 6, 2007
Ex-10.7 Termination Agreement, dated as of September 18, 2007, by and between Merck & Co., Inc. and the Registrant
Ex-31.1 Section 302 Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
Ex-31.2 Section 302 Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
Ex-32.1 Section 906 Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18
Ex-32.2 Section 906 Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$200,547	$127,955
Marketable securities	267,831	89,305
Collaboration receivables	5,129	3,829
Prepaid expenses and other current assets	4,125	1,695

Total current assets	477,632	222,784
Property and equipment, net	10,434	12,173
Intangible assets, net	1,610	1,933
Restricted cash	5,313	2,313
Other assets	201	803
Investment in joint venture (Regulus Therapeutics LLC)	9,901	—

Total assets	$505,091	$240,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,057	$4,085
Accrued expenses	11,746	4,479
Income taxes payable	3,296	—
Current portion of notes payable	3,705	3,217
Deferred revenue	61,652	11,144

Total current liabilities	87,456	22,925
Deferred revenue, net of current portion	217,051	6,786
Deferred rent	3,120	3,202
Notes payable, net of current portion	3,946	5,919
Other long-term liabilities	583	—

Total liabilities	312,156	38,832

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 40,612,545 and 37,050,631 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	406	371
Additional paid-in capital	420,039	340,779
Deferred stock compensation	—	(89)
Accumulated other comprehensive income	145	640
Accumulated deficit	(227,655)	(140,527)

Total stockholders’ equity	192,935	201,174

Total liabilities and stockholders’ equity	$505,091	$240,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues from research collaborators	$16,315	$8,211	$32,665	$19,949

Operating expenses:
Research and development (1)	59,618	12,697	105,102	37,003
General and administrative (1)	8,035	4,118	17,848	12,456

Total operating expenses	67,653	16,815	122,950	49,459

Loss from operations	(51,338)	(8,604)	(90,285)	(29,510)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics LLC)	(139)	—	(139)	—
Interest income	4,311	1,555	9,579	4,353

Interest expense	(272)	(265)	(833)	(733)

Other expense	(169)	(86)	(265)	(280)

Total other income, net	3,731	1,204	8,342	3,340

Loss before income taxes	(47,607)	(7,400)	(81,943)	(26,170)

Provision for income taxes	(5,185)	—	(5,185)	—

Net loss	$(52,792)	$(7,400)	$(87,128)	$(26,170)

Net loss per common share — basic and diluted	$(1.35)	$(0.23)	$(2.29)	$(0.83)

Weighted average common shares — basic and diluted	39,025	32,122	37,984	31,465

Comprehensive loss:
Net loss	$(52,792)	$(7,400)	$(87,128)	$(26,170)

Foreign currency translation adjustments	(687)	47	(605)	276
Unrealized gain on marketable securities	273	104	108	129

Comprehensive loss	$(53,206)	$(7,249)	$(87,625)	$(25,765)

(1)	Non-cash stock-based compensation expense included in these amounts are as follows:

Research and development	$5,667	$883	$7,687	$3,331
General and administrative	2,255	831	4,181	2,364
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(87,128)	$(26,170)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,180	2,868
Deferred income tax provision	1,889	—
Non-cash stock-based compensation	11,868	5,695
Non-cash license expense	7,909	130
Charge for 401(k) company stock match	204	91
Equity in loss of joint venture (Regulus Therapeutics LLC)	139	—
Changes in operating assets and liabilities:
Proceeds from landlord for tenant improvements	295	1,106
Collaboration receivables	(1,292)	(4,238)
Prepaid expenses and other assets	(5,546)	102
Accounts payable	2,968	469
Income taxes payable	3,296	—
Accrued expenses	7,139	1,252
Deferred revenue	260,118	(1,435)
Deferred rent	(82)	113

Net cash provided by (used in) operating activities	204,957	(20,017)

Cash flows from investing activities:
Purchases of property and equipment	(3,554)	(4,695)
Disposals of property and equipment	2,343	—
Purchases of marketable securities	(356,264)	(118,798)
Sales of marketable securities	177,738	98,286
Investment in joint venture (Regulus Therapeutics LLC)	(10,000)	—

Net cash used in investing activities	(189,737)	(25,207)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	59,364	62,847
Proceeds from notes payable	957	3,613

Repayments of notes payable	(2,441)	(1,525)

Net cash provided by financing activities	57,880	64,935

Effect of exchange rate on cash	(508)	48

Net increase in cash and cash equivalents	72,592	19,759
Cash and cash equivalents, beginning of period	127,955	15,757

Cash and cash equivalents, end of period	$200,547	$35,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2006, which were filed in the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 12, 2007. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
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
Net Income (Loss) Per Common Share
     The Company accounts for and discloses net income (loss) per common share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and unvested restricted stock awards. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.
     The following table sets forth the potential common shares excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Options to purchase common stock	4,017	3,945	4,017	3,945
Unvested restricted common stock	57	—	57	—
Options that were exercised before vesting	8	36	14	44

	4,082	3,981	4,088	3,989

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as to improve disclosures about those measures. The standard is expected to be effective for financial statements for fiscal years beginning after November 15, 2007. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. The Company is evaluating the implications of this standard, but currently, does not expect it to have a significant impact on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS 115” (“SFAS No. 159”). The new statement allows entities to choose, at specified election dates, to measure at fair value eligible financial assets and liabilities that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No. 159 on its consolidated financial statements.
     In June 2007, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize, until the goods have been delivered or the related services have been rendered, non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 07-03 will have a material impact on its consolidated financial statements.
2. NOTES PAYABLE
     In March 2006, the Company entered into an agreement with Oxford Finance Corporation (“Oxford”) to establish an equipment line of credit for up to $7.0 million to help support capital expansion of the Company’s facility in Cambridge, Massachusetts and capital equipment purchases. The agreement allows the Company to draw down amounts under the line of credit through December 31, 2007 upon adherence to certain conditions. All borrowings under this line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. During 2006, the Company borrowed an aggregate of $4.2 million from Oxford pursuant to the agreement. Of such amount, $1.3 million bears interest at fixed rates ranging from 10.1% to 10.4% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, $2.9 million, bears interest at fixed rates ranging from 10.0% to 10.4% and is being repaid in 36 monthly installments of principal and interest. In May 2007, the Company borrowed an aggregate of $1.0 million from Oxford pursuant to the agreement. Of such amount, $0.6 million bears interest at a fixed rate of 10% and is being repaid in 48 monthly installments of principal and interest. The remainder of such amount, $0.4 million, bears interest at a fixed rate of 10% and is being repaid in 36 monthly installments of principal and interest. As of September 30, 2007, there was $3.7 million outstanding under this line of credit with Oxford.
     In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. The outstanding principal bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005, which bears interest at a fixed rate of 10.25%. The outstanding principal matures at various dates through December 2009. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the principal and interest due, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. As of September 30, 2007, there was $4.0 million outstanding under this line of credit with Lighthouse.

At September 30, 2007, future cash payments under the notes payable to Lighthouse and Oxford, including interest, were as follows, in thousands:

Remainder of 2007	$1,067
2008	4,268
2009	3,513
2010	480
2011	79

Total through 2011	9,407
Less: portion representing interest	1,756

Principal	7,651
Less: current portion	3,705

Long-term notes payable	$3,946

3. SIGNIFICANT AGREEMENTS
Roche
     In July 2007, the Company and, for limited purposes, Alnylam Europe, entered into a License and Collaboration Agreement (the “LCA”) with F. Hoffmann-La Roche Ltd (“Roche Basel”), and Hoffman-La Roche Inc. (together with Roche Basel, “Roche”). The LCA, which became effective in August 2007, provides for the grant to Roche of a non-exclusive license to the Company’s intellectual property to develop and commercialize therapeutic products that function through RNA interference (“RNAi”), subject to the Company’s existing contractual obligations to third parties. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, and may be expanded to include other therapeutic areas under certain circumstances.
     In consideration for the rights granted to Roche under the LCA, Roche paid the Company $273.5 million in upfront cash payments. Roche is also required to make payments to the Company upon achievement of specified development and sales milestones set forth in the LCA and royalty payments based on worldwide annual net sales, if any, of RNAi therapeutic products by Roche, its affiliates and sublicensees.
     Under the LCA, the Company and Roche have also agreed to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets (“Discovery Collaboration”), subject to the Company’s existing contractual obligations to third parties. The collaboration between Roche and the Company will be governed by a joint steering committee for a period of five years that is comprised of an equal number of representatives from each party. In exchange for the Company’s contributions to the collaboration, Roche will be required to make additional milestone and royalty payments.
     The term of the LCA generally ends upon the later of expiration of the last-to-expire patent covering a licensed product and ten years from first commercial sale of a licensed product. After the first anniversary of the effective date, Roche may terminate the LCA, on a licensed product-by-licensed product, licensed patent-by-licensed patent, and country-by-country basis, upon 180 days’ prior written notice to the Company, but is required to continue to make milestone and royalty payments to the Company if any royalties were payable on net sales of a terminated licensed product during the previous twelve months. The LCA may also be terminated by either party in the event that the other party fails to cure a material breach under the LCA.
     In July 2007, the Company executed a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Roche Finance Ltd, an affiliate of Roche (“Roche Finance”). Under the terms of the Common Stock Purchase Agreement, on August 9, 2007, Roche Finance purchased 1,975,000 shares of the Company’s common stock at $21.50 per share, for an aggregate purchase price of $42.5 million. The Company recorded this issuance using the closing price of the Company’s common stock on August 9, 2007, the date the shares were issued to Roche. Based on the closing price of $25.98, the fair value of the shares issued was $51.3 million, which was $8.8 million in excess of the proceeds received from Roche for the issuance of the Company’s common stock. As a result, the Company allocated $8.8 million of the up-front payment from the LCA to the common stock issuance.

     In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a Share Purchase Agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche Basel and Roche Finance (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, which became effective in August 2007, the Company created a new, wholly-owned German limited liability company (“Roche Kulmbach”), into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from the Company all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe Purchase Agreement also includes transition services to be performed by Roche Kulmbach employees at various levels through August 2008. The Company will reimburse Roche for these services at an agreed-upon rate. The Company is recording these services as contra revenue (a reduction of revenues) in the period incurred. In addition, in connection with the closing of the Alnylam Europe Purchase Agreement, the Company granted restricted stock of the Company to certain employees of Roche Kulmbach. In connection with the closing, the Company also accelerated the unvested portion of the outstanding stock options of certain Alnylam Europe employees. The Company recorded $3.8 million of stock compensation expense during the three months ended September 30, 2007 related to the restricted share grants and the stock option modifications.
     In summary, the Company received upfront payments totaling $331.0 million under the Roche alliance, which include an upfront payment under the LCA of $273.5 million, $42.5 million under the Common Stock Purchase Agreement and $15.0 million for the Roche Kulmbach shares under the Alnylam Europe Purchase Agreement.
     The Company has initially recorded $278.5 million as deferred revenue in connection with the Roche alliance. This amount represents the aggregate proceeds received from Roche of $331.0 million net of the amount allocated to the common stock issuance of $51.3 million, and the net book value of Alnylam Europe of $1.2 million.
     When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Application of this standard requires subjective determinations and requires management to make judgments about the value of each individual element and whether it is separable from the other aspects of the contractual relationship. The Company has determined that the deliverables under the Roche alliance include the license, the Alnylam Europe assets and employees, the steering committees (Joint Steering Committee and Future Technology Committee) and the services that Alnylam will be obligated to perform under the Discovery Collaboration. The Company has concluded that, pursuant to paragraph 9 of EITF 00-21, the license and assets of Alnylam Europe are not separable from the undelivered services, i.e., the steering committees and Discovery Collaboration services, and, accordingly the license and the services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Roche alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services will end, contractually, five years from the effective date of the LCA. The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Roche alliance. In particular, when the Discovery Collaboration commences, the Company may be able to make such an estimate. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method. As future milestones are achieved, and to the extent they are within the five year term, the amounts will be recognized as revenue prospectively over the remaining period of performance.
     In connection with the LCA and the Common Stock Purchase Agreement, the Company incurred $27.5 million of license fees payable to the Company’s licensors, primarily Isis Pharmaceuticals, Inc. (“Isis”), during the quarter ended September 30, 2007, in accordance with the applicable license agreements with those parties.
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
     Under the terms of the Stock Purchase Agreement, Novartis purchased 5,267,865 shares of the Company’s common stock for an aggregate purchase price of $58.5 million, which represented approximately 13% of the Company’s outstanding common stock at September 30, 2007.

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
     The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase by Novartis. These payments, in addition to research funding and certain milestone payments under the Novartis Agreements, are recognized as revenue using the proportional performance method over the estimated duration of the Novartis Agreements of ten years. Under this model, the revenue recognized by the Company is limited to the amount of non-refundable payments received or receivable to date. Quarterly, the Company updates its estimates of effort remaining to complete its obligations under the agreements, the expected term of the agreements and the expected total revenues based on all information known that could affect the Company’s estimates.
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
Medtronic
     In July 2007, the Company and Medtronic, Inc. (“Medtronic”) entered into an amended and restated collaboration agreement (the “Amended and Restated Collaboration Agreement”) to pursue the development of therapeutic products for the treatment of neurodegenerative disorders. The Amended and Restated Collaboration Agreement supersedes the collaboration agreement entered into by the parties in February 2005 (the “Initial Collaboration Agreement”), and continues the existing collaboration between the parties focusing on the delivery of RNAi therapeutics to specific areas of the brain using implantable infusion systems.
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
     With respect to the initial product development program focused on Huntington’s disease, the parties will each fund 50% of the development efforts for the United States while Medtronic is responsible for funding development efforts outside the United States. Medtronic will commercialize any resulting products and pay royalties to the Company based on net sales of any such products, which royalties in the United States are designed to approximate 50% of the profit associated with the sale of such product and which in Europe, similar to more traditional pharmaceutical royalties, are intended to reflect each party’s contribution.
     Each party has the right to opt out of its obligation to fund the program under the agreement at certain stages, and the agreement provides for revised economics based on the timing of any such opt out. Other than pursuant to the initial product development program, and subject to specified exceptions, neither party may research, develop, manufacture or commercialize products that use implanted infusion devices for the direct delivery of siRNAs to the human nervous system to treat Huntington’s disease during the term of such program.
     Unlike the Initial Collaboration Agreement, the Amended and Restated Collaboration Agreement does not require Medtronic to make any equity investment in the Company.
     The Amended and Restated Collaboration Agreement expires, on a product-by-product and country-by-country basis, upon expiration of the royalty term for the applicable product. The royalty term is the longer of a specified number of years from the first commercial sale of the applicable product and the expiration of the last-to-expire of specified patent rights. Royalties are paid at a lower level during any part of a royalty term in which specified patent coverage does not exist. Either party may terminate the Amended and Restated Collaboration Agreement on 60 days’ prior written notice if the other party materially breaches the agreement in specified ways and fails to cure the breach within the 60-day notice period. Either party may also terminate the agreement in the event that specified pre-clinical testing does not yield results meeting specified success criteria.
NIH Contract
     In September 2006, the Company was awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever viruses, including the Ebola virus, with the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”). The federal contract is expected to provide the Company with up to $23.0 million in funding over a four-year period to develop RNAi therapeutics as anti-viral drugs targeting the Ebola virus. The Ebola virus can cause a severe, often fatal infection, and poses a potential biological safety risk and bioterrorism threat. Of the $23.0 million in funding, the government has committed to pay the Company up to $14.2 million over the first two years of the contract and, subject to the progress of the program and budgetary considerations in future years, the remaining $8.8 million over the last two years of the contract.
Department of Defense Contract
     In August 2007, the Company was awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus with the United States Department of Defense. The federal contract is expected to provide the Company with up to $38.6 million in funding through the second quarter of 2010 to develop RNAi therapeutics for hemorrhagic fever virus infection. Viral hemorrhagic fevers are considered by federal agencies to be high priority agents that pose a potential risk to national security because they can be easily transmitted from person to person, result in high mortality rates and require special action for public health preparedness. This contract is with the Defense Threat Reduction Agency 2007 Medical Science and Technology Chemical and Biological Defense Transformational Medical Technologies Initiative, the mission of which is to provide state-of-the-art defense capabilities to United States military personnel by addressing traditional and non-traditional biological threats. Of the $38.6 million in funding, the government has committed to pay the Company up to $7.2 million through April 2008 and, subject to the progress of the program and budgetary considerations in future years, the remaining $31.4 million over the last two years of the contract.

Merck
     In July 2006, the Company executed an Amended and Restated Research Collaboration and License Agreement (the “Amended License Agreement”) with Merck & Co., Inc. (“Merck”), which amended and restated the Research Collaboration and License Agreement, dated September 8, 2003, between the Company and Merck, as amended (the “Original License Agreement”). Under the Amended License Agreement, the collaboration between the Company and Merck focused on developing RNAi therapeutics for targets associated with human diseases, and the parties collaborated on a program directed to the NOGO pathway, along with two other joint development programs selected by the Company and co-funded by Merck.
     In September 2007, the Company terminated the Amended License Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, all license grants of intellectual property to develop, manufacture and/or commercialize RNAi therapeutic products under the Amended License Agreement ceased as of the date of the Termination Agreement, subject to certain specified exceptions. The Termination Agreement further provides that, subject to certain conditions, the Company and Merck will each retain sole ownership and rights in their own intellectual property. The Company has no remaining deliverables under the Amended License Agreement. As a result of the Termination Agreement, the Company recognized $3.5 million of revenue during the three months ended September 30, 2007, representing the remaining deferred revenue under the Amended License Agreement.
4. DELIVERY TECHNOLOGY
     The Company is working to extend its capabilities in developing technology to achieve efficacious and safe delivery of RNAi therapeutics to a broad spectrum of organ and tissue types. In connection with these efforts, the Company has entered into a number of agreements to evaluate and gain access to certain delivery technologies. In some instances, the Company is also providing funding to support the advancement of these delivery technologies. The Company expensed $7.3 million and $16.9 million related to these agreements during the three and nine months ended September 30, 2007, respectively. In connection with one such agreement with Tekmira Pharmaceuticals Corporation, the Company issued 361,990 shares of common stock in a private placement in January 2007, valued at $7.9 million, which amount is included in the amount expensed during the nine months ended September 30, 2007.
5. INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which was issued in July 2006. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At September 30, 2007, the Company did not have any unrecognized tax benefits.
     At December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of $54.4 million and $53.6 million available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2008 through 2026. At December 31, 2006, federal and state research and development and other credit carryforwards were $1.8 million and $1.0 million, respectively, available to reduce future tax liabilities, and, which will expire at various dates beginning in 2018 through 2026. Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382 of the Code, or could result in a change of control in the future upon subsequent disposition. The Company has substantially completed its assessment of the impact of a change of control on its NOL carryforwards and the amount of usable research and development credits and does not expect to have any material limitation that would result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.
     Through June 30, 2007, the Company has always generated operating losses and, as a result, had not recorded a tax provision and recorded a full valuation allowance against its net deferred tax assets.  The proceeds from the sale of the Company’s German operations to Roche Kulmbach generated an income tax provision of $5.2 million for the three months ended September 30, 2007 and a related foreign tax liability of $3.3 million as of September 30, 2007, which is expected to be paid in early 2008. The proceeds from the Roche alliance are expected to create a federal and state tax liability for the Company in 2008, along with generating additional deferred tax assets related to the amount of the revenue that is deferred for financial reporting purposes. The Company will recognize a deferred tax asset in 2008 to the extent that the asset can be realized to offset this expected current tax liability.  At December 31, 2006, the valuation allowance was $50.9 million.
6.             INVESTMENT IN JOINT VENTURE (REGULUS THERAPEUTICS LLC)
     In September 2007, the Company entered into a joint venture with Isis to create a new Delaware limited liability company, Regulus Therapeutics LLC (“Regulus Therapeutics”), to focus on the discovery, development and commercialization of microRNA (“miRNA”) therapeutics, a potential new class of drugs to treat the pathways of human disease. The Company and Isis own 49% and 51%, respectively, of Regulus Therapeutics.
     Under the terms of the Limited Liability Agreement among the Company, Isis and Regulus Therapeutics (the “LLC Agreement”), Regulus Therapeutics will be operated as an independent company and governed by a managing board comprised of an equal number of directors appointed by each of the Company and Isis. In consideration for the Company’s and Isis’ initial interests in Regulus Therapeutics, each party agreed to grant Regulus Therapeutics exclusive licenses to its intellectual property for certain miRNA therapeutic applications as well as certain patents in the miRNA field. In addition, the Company agreed to make an initial cash contribution to Regulus Therapeutics of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus Therapeutics.
     In connection with the execution of the LLC Agreement, the Company, Isis and Regulus Therapeutics entered into a license and collaboration agreement (the “Regulus Therapeutics Collaboration Agreement”) to pursue the discovery, development and commercialization of therapeutic products directed to miRNAs. Under the terms of the Regulus Therapeutics Collaboration Agreement, the Company and Isis each assigned to Regulus Therapeutics specified patents and contracts covering miRNA therapeutic-specific technology. In addition, each of the Company and Isis granted to Regulus Therapeutics an exclusive, worldwide license under its rights to other miRNA therapeutic-related patents and know-how to develop and commercialize therapeutic products containing compounds that are designed to interfere with or inhibit a particular miRNA, subject to the Company’s and Isis’ existing contractual obligations to third parties. Regulus Therapeutics was also granted the right to request a license from the Company and Isis to develop and commercialize therapeutic products directed to other miRNA compounds, which license is subject to the Company’s and Isis’ approval and to each such party’s existing contractual obligations to third parties. Regulus Therapeutics also granted to the Company and Isis an exclusive license to technology developed or acquired by Regulus Therapeutics for use solely within the Company’s and Isis’ respective fields (as defined in the Regulus Therapeutics Collaboration Agreement), but specifically excluding the right to develop, manufacture or commercialize the therapeutic products for which the Company and Isis granted rights to Regulus Therapeutics.
     The Regulus Therapeutics Collaboration Agreement ends if, prior to first commercial sale of any product, all development activities cease under the collaboration. The Regulus Therapeutics Collaboration Agreement otherwise expires, on a product-by-product and country-by-country basis, upon the later of expiration of marketing exclusivity for such product or a specified number of years from first commercial sale. If Regulus Therapeutics, the Company or Isis commits an uncured material breach of the Regulus Therapeutics Collaboration Agreement, the Regulus Therapeutics Collaboration Agreement may be terminated with respect to the breaching party or a buy-out may be initiated under the LLC Agreement, depending on the nature of the breach.
     In connection with the execution of the LLC Agreement and Regulus Therapeutics Collaboration Agreement, the Company also executed a Services Agreement (the “Services Agreement”) with Isis and Regulus Therapeutics. Under the terms of the Services Agreement, the Company and Isis agreed to provide to Regulus Therapeutics, for the benefit of Regulus Therapeutics, certain research and development and general and administrative services, as set forth in an operating plan mutually agreed upon by the Company and Isis. The Services Agreement provides that the Company and Isis generally will be paid by Regulus Therapeutics for services. Subject to certain exceptions, the Services Agreement will terminate upon the termination or expiration of the LLC Agreement or the Regulus Therapeutics Collaboration Agreement.

     The Company has concluded that Regulus Therapeutics qualifies as a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”).  The LLC Agreement contains transfer restrictions on each of Isis’ and the Company’s LLC interests and, as a result, Isis and the Company are considered related parties under paragraph 16(d)(1) of FIN 46R. The Company has assessed which entity would be considered the primary beneficiary under FIN 46R and has concluded that Isis is the primary beneficiary and, accordingly, the Company has not consolidated Regulus Therapeutics. The Company accounts for its investment in Regulus Therapeutics using the equity method of accounting. The Company will recognize the first $10.0 million of losses of Regulus Therapeutics as equity in loss of joint venture in its consolidated statement of operations because the Company is responsible for funding those losses through its initial $10.0 million cash contribution. Thereafter, the Company will recognize 49% of the losses of Regulus Therapeutics.
     The Company accounted for its interest in Regulus Therapeutics using the equity method of accounting. Under this method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expenses. At September 30, 2007, the Company’s investment in the joint venture was $9.9 million, which is recorded as an investment in joint venture (Regulus Therapeutics LLC) in the consolidated balance sheets under the equity method.
7. SUBSEQUENT EVENTS
     On October 31, 2007, the Company subleased from Archemix Corp. (“Archemix”) 22,456 rentable square feet located on a portion of the second floor of 300 Third Street in Cambridge, Massachusetts (the “Sublease”), which is the same location as the Company’s corporate headquarters. The initial term of the Sublease will expire on September 30, 2011, and the Company holds an option to extend the lease for an additional 48 month period, subject to certain termination rights granted to each of the Company and Archemix. In addition and in connection with the execution of the Sublease, the Company issued a letter of credit in favor of Archemix in the amount of $0.8 million.

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
     We are building a pipeline of RNAi therapeutics. Our lead program is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which we believe is the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. We submitted an investigational new drug, or IND, application for ALN-RSV01 to the United States Food and Drug Administration, or FDA, in November 2005. We initiated Phase I clinical trials on this experimental drug in December 2005 in both the United States and Europe and presented results from these trials in April 2006. ALN-RSV01 was found to be safe and well tolerated when administered intranasally in these two Phase I clinical studies. In October 2006, we initiated a Phase I study with an inhaled formulation of ALN-RSV01. In November 2006, we initiated a human experimental infection study with an RSV strain designed to establish a safe and reliable RSV infection of the upper respiratory tract in adult volunteers. In May 2007, we presented results from this study that demonstrated the establishment of a safe and reliable RSV infection in the upper respiratory tract of adult volunteers. In June 2007, we initiated a Phase II experimental infection trial designed to evaluate the safety, tolerability, and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV.
     In pre-clinical development programs, which are programs for which we have established targeted timing for human clinical trials, we are working on a number of programs including ALN-PCS01, an RNAi therapeutic targeting a gene called PCSK9 for the treatment of hypercholesterolemia, ALN-VSP01, an RNAi therapeutic that is designed to target vascular endothelial growth factor, or VEGF, kinesin spindle protein, or KSP, for the treatment of liver cancers and potentially other cancers, and an RNAi therapeutic that is designed to target another viral respiratory infection, influenza.
     We have pre-clinical discovery programs, which are programs for which we have yet to establish targeted timing for human clinical trials, focused on central nervous system, or CNS, diseases including Parkinson’s disease, Huntington’s disease, neuropathic pain and spinal cord injury, and progressive multifocal leukoencephalopathy, or PML, a CNS disease caused by viral infection in immune compromised patients. We also have a program focused on the inherited respiratory disease known as cystic fibrosis, or CF, as well as programs for viral hemorrhagic fever, including the Ebola virus. In connection with some of these programs as well as others still in early discovery, we have formed alliances with leading companies, including Novartis Pharma AG, or Novartis, Biogen Idec, Inc., or Biogen Idec, and Medtronic, Inc., or Medtronic.
     In August 2007, we entered into an alliance with F. Hoffmann-La Roche Ltd, or Roche, from which we received upfront payments totaling $331.0 million, which include an upfront payment under the license and collaboration agreement of $273.5 million,

$42.5 million for the purchase of 1,975,000 of our shares issued at $21.50 per share under the common stock purchase agreement and $15.0 million for the Roche Kulmbach shares under the Alnylam Europe purchase agreement.
     In September 2007, we entered into a joint venture with Isis Pharmaceuticals, Inc., or Isis, to create a new limited liability company, Regulus Therapeutics LLC, or Regulus Therapeutics, to focus on the discovery, development and commercialization of microRNA, or miRNA, therapeutics. Because miRNAs regulate whole networks of genes that can be involved in discrete disease processes, miRNA therapeutics represent a possible new approach to treat the pathways of human disease. We and Isis own 49% and 51% of Regulus Therapeutics, respectively.
     We commenced operations in June 2002 and, since then, have focused our efforts primarily on business planning and development, research and development, acquiring, filing, and expanding intellectual property rights, recruiting management and technical staff and raising capital. Since our inception, we have generated significant losses. As of September 30, 2007, we had an accumulated deficit of $227.7 million. Through September 30, 2007, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments under strategic alliances. Through September 30, 2007, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Novartis, Merck & Co., Inc., or Merck, and Roche, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, other government and foundation funding and license fee revenues.
     In September 2007, we terminated our Merck collaboration. Pursuant to the termination agreement between us and Merck, all license grants of intellectual property to develop, manufacture and/or commercialize RNAi therapeutic products under the collaboration agreement ceased as of the date of termination, subject to certain specified exceptions. The termination agreement further provides that, subject to certain conditions, we and Merck will each retain sole ownership and rights in our own intellectual property. Accordingly, we will not receive any additional revenues from Merck in future periods.
     We currently have programs focused in a number of therapeutic areas. However, we are unable to predict when, if ever, we will be able to commence sales of any product. We have never achieved profitability on a quarterly or annual basis and we expect to incur additional losses over the next several years. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to include proceeds from the sale of equity, license and other fees, funded research and development payments, proceeds from equipment lines of credit and milestone payments under existing and future collaborative arrangements.
Research and Development
     Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. We have initiated programs to identify specific RNAi therapeutics that will be administered directly to diseased parts of the body, which we refer to as direct RNAi therapeutics, and we expect to initiate additional programs as the capabilities of our product platform evolve. All of our programs are in the early stages of development. Our most advanced development program is focused on the treatment of RSV infection. In June 2007, we initiated a Phase II experimental infection trial designed to evaluate the safety, tolerability, and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. Our other development programs are focused on the treatment of hypercholesterolemia and liver cancers. We also have discovery programs to develop direct RNAi therapeutics for the treatment of the genetic respiratory disease CF; CNS disorders, such as spinal cord injury, Parkinson’s disease, Huntington’s disease and neuropathic pain; hemorrhagic fever viruses, such as Ebola; PML; and several other diseases that are the subject of collaborations with Medtronic, Novartis and Biogen Idec, among others.
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
     There is a risk that any drug discovery and development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and efficacy of the drug. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any potential product candidate. These risks include the uncertainty of:
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
Strategic Alliances
     A significant component of our business strategy is to enter into strategic alliances and collaborations with pharmaceutical and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Max Planck Innovation GmbH, or Max Planck Innovation, Tekmira Pharmaceuticals Corporation, or Tekmira, Massachusetts Institute of Technology, or MIT, and Isis, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. We have entered into license agreements and collaborations with (1) Novartis to discover and develop therapeutics based on RNAi and to develop an RNAi therapeutic for pandemic flu, (2) Roche to develop and commercialize therapeutics based on RNAi in the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, (3) Medtronic to develop novel drug-device products incorporating RNAi therapeutics to treat Huntington’s disease and other diseases caused by degeneration of the nervous system, and (4) Biogen Idec to perform investigative research into the potential of using RNAi technology to discover and develop therapeutics to treat PML. We have also entered into contracts with government agencies, such as the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH, and the United States Department of Defense, or DoD. In addition, we have entered into an agreement with the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, to obtain funding and technical resources for our CF program.
Joint Venture (Regulus Therapeutics LLC)
     In September 2007, we entered into a joint venture with Isis to create Regulus Therapeutics to focus on the discovery, development and commercialization of miRNA therapeutics, a potential new class of drugs to treat the pathways of human disease. We and Isis own 49% and 51%, respectively, of Regulus Therapeutics. Under the terms of the limited liability agreement, Regulus Therapeutics will be operated as an independent company and governed by a managing board comprised of an equal number of directors appointed by each of us and Isis. In consideration for our and Isis’ initial interests in Regulus Therapeutics, we and Isis each agreed to grant Regulus Therapeutics exclusive licenses to our intellectual property for certain miRNA therapeutic applications as well as certain patents in the miRNA therapeutics field. In addition, we agreed to make an initial cash contribution to Regulus Therapeutics of $10.0 million, resulting in us and Isis making initial capital contributions to Regulus Therapeutics of approximately equal aggregate value.

     In connection with the execution of the limited liability agreement, we, Isis and Regulus Therapeutics entered into a license and collaboration agreement to pursue the discovery, development and commercialization of therapeutic products directed to miRNAs. Under the terms of the license and collaboration agreement, we and Isis assigned to Regulus Therapeutics specified patents and contracts covering miRNA-specific technology. In addition, each of us granted to Regulus Therapeutics an exclusive, worldwide license under our rights to other miRNA-related patents and know-how to develop and commercialize therapeutic products containing compounds that are designed to interfere with or inhibit a particular miRNA, subject to our and Isis’ existing contractual obligations to third parties. Regulus Therapeutics also has the right to request a license from us and Isis to develop and commercialize therapeutic products directed to other miRNA compounds, which license is subject to our and Isis’ approval and to each such party’s existing contractual obligations to third parties. Regulus Therapeutics also grants to us and Isis an exclusive license to technology developed or acquired by Regulus Therapeutics for use solely within our respective fields (as defined in the license and collaboration agreement), but specifically excluding the right to develop, manufacture or commercialize the therapeutic products for which we and Isis granted rights to Regulus Therapeutics.
     After a sufficient portfolio of data is obtained with respect to each miRNA compound drug candidate developed by Regulus Therapeutics, Regulus Therapeutics may elect to continue to pursue the development and commercialization of products directed to such miRNA compound and related miRNA compounds, in which event Regulus Therapeutics would be obligated to pay us and Isis a royalty on net sales of any such resulting products. If Regulus Therapeutics decides not to continue to pursue the development and commercialization of products directed to particular miRNA compounds, either we or Isis may pursue development and commercialization of such Regulus Therapeutics products. Development and commercialization of such products by either party would be subject to the payment to Regulus Therapeutics of a specified upfront fee, royalties on net sales, milestone payments upon achievement of specified regulatory events, and a portion of income received from sublicensing rights.
     In connection with the execution of the limited liability agreement and the license and collaboration agreement, we also executed a services agreement with Isis and Regulus Therapeutics. Under the terms of the services agreement, we and Isis agreed to provide to Regulus Therapeutics, for the benefit of Regulus Therapeutics, certain research and development and general and administrative services, as set forth in an operating plan mutually agreed upon by us and Isis. Pursuant to this agreement, we and Isis generally will be paid by Regulus Therapeutics for these services.
      We have concluded that Regulus Therapeutics qualifies as a variable interest entity under Financial Accounting Standards Board, or FASB, Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin No. 51,” or FIN 46R. The limited liability agreement contains transfer restrictions on each of Isis’ and our limited liability company interests and, as a result, we and Isis are considered related parties under paragraph 16(d)(1) of FIN 46R. We have assessed which entity would be considered the primary beneficiary under FIN 46R and have concluded that Isis is the primary beneficiary and, accordingly, we have not consolidated Regulus Therapeutics. We account for our investment in Regulus Therapeutics using the equity method of accounting. Under this method, the reimbursement of expenses to us is recorded as a reduction to research and development expenses. We will recognize the first $10.0 million of losses of Regulus Therapeutics as equity in loss of joint venture in our consolidated statement of operations because we are responsible for funding those losses through our initial $10.0 million cash contribution. Thereafter, we will recognize 49% of the losses of Regulus Therapeutics. At September 30, 2007, our investment in the joint venture was $9.9 million, which is recorded as an investment in joint venture (Regulus Therapeutics LLC) in the consolidated balance sheets under the equity method.
 Critical Accounting Policies and Estimates
     There have been two significant changes to our critical accounting policies since the beginning of this fiscal year related to revenue recognition and accounting for income taxes. Our other critical accounting policies are described in the “Management Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2006, which we filed with the SEC on March 12, 2007.

Revenue Recognition
     Our business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical development milestones and royalties on product sales. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” and Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” or EITF 01-9.
     Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either not have stand-alone value or have standalone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.
     Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method provided when we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Revenue recognized under the proportional performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete our performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the proportional performance method, as of each reporting period.
      If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, then revenue under the arrangement would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line basis, as of the period ending date.
      Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.
      For revenue generating arrangements where we, as a vendor, provide consideration to a licensor or collaborator, as a customer, we apply the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless we receive an identifiable benefit for the payment and we can reasonably estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of selling price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and of probable future revenues, which include any unamortized deferred revenue balances, under all arrangements with such customer and then as an expense. Payments that are not deemed to be a reduction of selling price would be recorded as an expense.
      Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within the next twelve months are classified as long-term deferred revenue. As of September 30, 2007, we have short-term and long-term deferred revenue of $61.7 million and $217.0 million, respectively, related to our collaborations.
      Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our balance sheet short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue, in the next twelve months. Amounts that we expect will not be recognized prior to the next twelve months are classified as long-term deferred revenue. However, this estimate is based on our current operating plan and, if our operating plan should change in the future, we may recognize a different amount of deferred revenue over the next twelve-month period.
      The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.
Roche
     We have initially recorded $278.5 million as deferred revenue in connection with the Roche alliance. This amount represents the aggregate proceeds received from Roche, $331.0 million, net of the amount allocated for financial statement purposes to the common stock issuance of $51.3 million, and the net book value of Alnylam Europe of $1.2 million. Roche is also required to make payments to us upon achievement of specified development and sales milestones set forth in the license and collaboration agreement and royalty payments based on worldwide annual net sales, if any, of RNAi therapeutic products by Roche, its affiliates and sublicensees. In addition, we have also agreed with Roche to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets, referred to as the Discovery Collaboration, subject to our existing contractual obligations to third parties. The collaboration between Roche and us will be governed by a joint steering committee for a period of five years that is comprised of an equal number of representatives from each party. Our performance obligations under the license and collaboration agreement, including participation in the steering committee and research conducted as part of the Discovery Collaboration, are expected to cease five years from the effective date of the license and collaboration agreement.
      The proceeds allocated to the common stock of $51.3 million were based on the fair value on the date the shares were issued. We have concluded that the license issued to Roche, the steering committee services and the services we will be required to perform under the Discovery Collaboration should be treated as a single unit of accounting. Accordingly, the remaining consideration received has been recorded as deferred revenue and will be amortized into revenue over the five year period during which we are required to provide services under the license and collaboration agreement. We are initially recording revenue on a straight-line basis over five years because we are unable to reasonably estimate the total level of effort required under the license and collaboration agreement. When, and if, we are able to make reasonable estimates of our remaining efforts under the collaboration, we will modify the method of recognition and utilize proportional performance method. As future milestones are achieved, and to the extent they are within the five year term, the amounts will be recognized as revenue prospectively over the remaining period of performance.
Accounting for Income Taxes
      Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109,” or FIN 48, which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on the derecognition of previously recognized deferred tax items, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.
      We operate in the United States and Germany where our income tax returns are subject to audit and adjustment by local tax authorities. The nature of the uncertain tax positions is often very complex and subject to change and the amounts at issue can be substantial. We develop our cumulative probability assessment of the measurement of uncertain tax positions using internal experience, judgment and assistance from professional advisors. Estimates are refined as additional information becomes known. Any outcome upon settlement that differs from our current estimate may result in additional tax expense in future periods.
      We recognize income taxes when transactions are recorded in our consolidated statement of operations, with deferred taxes provided for items that are recognized in different periods for financial statement and tax reporting purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In addition, we estimate our exposures relating to uncertain tax positions and establish reserves for such exposures when they become probable and reasonably estimable.
      At December 31, 2006, we had federal and state net operating loss, or NOL, carryforwards of $54.4 million and $53.6 million, respectively, available to reduce future taxable income and which will expire at various dates beginning in 2008 through 2026. At December 31, 2006, federal and state research and development and other credit carryforwards were $1.8 million and $1.0 million, respectively, available to reduce future tax liabilities, and that will expire at various dates beginning in 2018 through 2026. We have concluded that it is more likely than not that our deferred tax assets, including those associated with these carryforwards, will not be realized and, accordingly, have recorded a full valuation allowance. This assessment was based on our estimates of future taxable income which involve significant judgment.

      Results of Operations
           The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues from research collaborators	$16,315	$8,211	$32,665	$19,949
Operating expenses	67,653	16,815	122,950	49,459
Loss from operations	(51,338)	(8,604)	(90,285)	(29,510)
Net loss	$(52,792)	$(7,400)	$(87,128)	$(26,170)

                Revenues
      The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Roche	$6,385	$—	$6,385	$—
Novartis	2,891	6,445	11,416	17,229
Other research collaborators	6,669	238	13,721	754
InterfeRx program, research reagent licenses and other	370	1,528	1,143	1,966

Total net revenues from research collaborators	$16,315	$8,211	$32,665	$19,949

     Revenues increased significantly for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 primarily as a result of our August 2007 alliance with Roche and the termination of our collaboration with Merck. We received upfront payments totaling $331.0 million under the Roche alliance, of which $53.1 million was allocated to the purchase of 1,975,000 of our shares issued under the common stock purchase agreement and $278.5 million is being recognized as revenue on a straight-line basis over five years under the Roche alliance. The Alnylam Europe Purchase Agreement also includes transition services to be performed by Roche Kulmbach employees at various levels through August 2008. We will reimburse Roche for these services at an agreed-upon rate. We are recording these services as contra revenue (a reduction of revenues) in the period incurred.
     In September 2007, we terminated our Merck collaboration agreement. We were recognizing the remaining deferred revenue under the Merck agreement on a straight-line basis over the remaining period of expected performance of four years. As a result of the termination, we recognized an aggregate of $3.5 million during the third quarter of 2007, which represents all of the remaining deferred revenue under the Merck agreement.
     The decrease in Novartis revenues in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due to quarterly fluctuations in the number of resources allocated to the Novartis main alliance. The decrease in Novartis revenues was also due to a decrease in the number of resources allocated to the Novartis flu program as a result of the program being taken off the development path during 2007. The decrease in Novartis revenues in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was due to a decrease in the number of resources allocated to our Novartis alliances as well as lower external expense reimbursement under our Novartis flu alliance as a result of the program being taken off the development path during 2007.
     In the three and nine months ended September 30, 2007, other research collaborators revenues consisted of expense reimbursement and amortization revenues from Biogen Idec, Merck and NIH for Ebola. The increase in other research collaborators revenues in both periods is primarily the result of new collaborations with Biogen Idec and the NIH, which both began in the fourth quarter of 2006.
     The decrease in InterfeRx program, research reagent licenses and other revenues for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was due to upfront payments pursuant to license agreements entered into under our InterfeRx program in the prior year.
     Total deferred revenue of $278.7 million at September 30, 2007 consists of payments received from collaborators, primarily Roche, pursuant to license agreements that we have yet to earn pursuant to our revenue recognition policies.
     For the foreseeable future, we expect our revenues to continue to be derived primarily from strategic alliances, collaborations and licensing activities and to continue to increase significantly as a result of our August 2007 alliance with Roche.

     Operating expenses
     The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

			Three
	Three		Months
	Months	% of Total	Ended	% of
	Ended	Operating	September	Total	Increase
	September 30, 2007	Expenses	30, 2006	Operating Expenses	$	%
Research and development	$59,618	88%	$12,697	76%	$46,921	370%
General and administrative	8,035	12%	4,118	24%	3,917	95%

Total operating expenses	$67,653	100%	$16,815	100%	$50,838	302%

	Nine		Nine
	Months	% of Total	Months	% of
	Ended	Operating	Ended	Total	Increase
	September 30, 2007	Expenses	September 30, 2006	Operating Expenses	$	%
Research and development	$105,102	85%	$37,003	75%	$68,099	184%
General and administrative	17,848	15%	12,456	25%	5,392	43%

Total operating expenses	$122,950	100%	$49,459	100%	$73,491	149%

     Research and development
     The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three		Three
	Months		Months	% of
	Ended	% of	Ended	Expense	Increase
	September 30, 2007	Expense Category	September 30, 2006	Category	$	%
Research and development
License fees	$33,520	56%	$2,829	22%	$30,691	1085%
Clinical trial and manufacturing	6,729	11%	1,179	9%	5,550	471%
External services	6,374	11%	1,626	13%	4,748	292%
Non-cash stock-based compensation	5,667	10%	883	7%	4,784	542%
Compensation-related	3,475	6%	2,863	22%	612	21%
Facilities-related	1,831	3%	1,623	13%	208	13%
Lab supplies and materials	1,482	2%	1,228	9%	254	21%
Other	540	1%	466	5%	74	16%

Total research and development	$59,618	100%	$12,697	100%	$46,921	370%

     As indicated in the table above, the increase in research and development expenses in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due primarily to an increase in license fees consisting of $27.5 million in payments due to certain entities, primarily Isis, as a result of the Roche alliance and $6.0 million in payments for delivery related activities. The increase was also due to an increase in clinical trial expenses in support of our clinical program for RSV, which began Phase II trials in June 2007. The increase in external services was due to higher expenses related to our pre-clinical programs for the treatment of hypercholesterolemia, liver cancer and Ebola, as well as higher expenses associated with our delivery related collaborations. The increase in non-cash stock based compensation was due primarily to one time charges of $2.9 million from restricted stock grants and stock option modifications in August 2007 relating to the transfer of our former German employees to Roche Kulmbach as part of our alliance with Roche and higher non-employee stock compensation charges.
     We expect to continue to devote a substantial portion of our resources to research and development expenses and, excluding the impact of the license fees we paid as a result of the Roche alliance, we expect that research and development expenses will increase as we continue development of our and our collaborators’ product candidates and focus on delivery related technologies.

	Nine		Nine
	Months	% of	Months
	Ended	Expense	Ended	% of	Increase
	September 30, 2007	Category	September 30, 2006	Expense Category	$	%
Research and development
License fees	$42,156	40%	$3,954	11%	$38,202	966%
Clinical trial and manufacturing	18,153	17%	7,618	21%	10,535	138%
External services	14,453	14%	4,451	12%	10,002	225%
Compensation-related	10,087	10%	7,743	21%	2,344	30%
Non-cash stock-based compensation	7,687	7%	3,331	9%	4,356	131%
Facilities-related	6,035	6%	4,506	12%	1,529	34%
Lab supplies and materials	4,885	5%	4,174	11%	711	17%
Other	1,646	1%	1,226	3%	420	34%

Total research and development	$105,102	100%	$37,003	100%	$68,099	184%

     As indicated in the table above, the increase in research and development expenses in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was due primarily to an increase in license fees, including $27.5 million in payments due to certain entities, primarily Isis, as a result of the Roche alliance and $14.3 million in charges for licenses for certain delivery technologies. The increase was also due to an increase in clinical trial expenses in support of our clinical program for RSV, which began Phase II trials in June 2007. Also contributing to the increase were higher manufacturing and external service costs associated with our pre-clinical programs for the treatment of hypercholesterolemia, liver cancer and Ebola, as well as costs related to an increase in research and development headcount over the past year to support our expanding pipeline and alliances. The increase in non-cash stock based compensation was due primarily to one time charges of $2.9 million from restricted stock grants and stock option modifications in August 2007 relating to the transfer of our former German employees to Roche Kulmbach as part of our alliance with Roche and higher non-employee stock compensation charges.
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

     General and administrative
     The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of			Increase
	Ended	Expense	Three Months Ended	% of Expense	(Decrease)
	September 30, 2007	Category	September 30, 2006	Category	$	%
General and administrative
Consulting and professional services	$2,887	36%	$1,073	26%	$1,814	169%
Non-cash stock-based compensation	2,255	28%	831	20%	1,424	171%
Compensation-related	1,279	16%	921	22%	358	39%
Facilities-related	845	11%	751	18%	94	13%
Insurance	168	2%	171	4%	(3)	(2%)
Other	601	7%	371	10%	230	62%

Total general and administrative	$8,035	100%	$4,118	100%	$3,917	95%

     As indicated in the table above, the increase in general and administrative expenses during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was due primarily to higher professional service fees, which were the result of increased business development activities, including work related to our alliance with Roche, our joint venture with Isis, Regulus Therapeutics, and the amendment and restatement of our Medtronic agreement, as well as higher costs supporting overall corporate growth. The increase in non-cash stock based compensation was due primarily to one time charges of $0.9 million from restricted stock grants and stock option modifications in August 2007 relating to the transfer of our former German employees to Roche Kulmbach as part of our alliance with Roche and higher non-employee stock compensation charges.

	Nine Months			% of
	Ended	% of	Nine Months Ended	Expense	Increase (Decrease)
	September 30, 2007	Expense Category	September 30, 2006	Category	$	%
General and administrative
Consulting and professional services	$6,428	36%	$3,733	30%	$2,695	72%
Non-cash stock-based compensation	4,181	23%	2,364	19%	1,817	77%
Compensation-related	3,367	19%	2,609	21%	758	29%
Facilities-related	1,870	10%	2,009	16%	(139)	(7%)
Insurance	496	3%	488	4%	8	2%
Other	1,506	9%	1,253	10%	253	20%

Total general and administrative	$17,848	100%	$12,456	100%	$5,392	43%

     As indicated in the table above, the increase in general and administrative expenses during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was due primarily to higher professional service fees, which were the result of increased business development activities, including work related to our alliance with Roche, our joint venture with Isis, Regulus Therapeutics, as well as higher costs supporting overall corporate growth. The increase in non-cash stock based compensation was due primarily to one time charges of $0.9 million from restricted stock grants and stock option modifications in August 2007 relating to the transfer of our former German employees to Roche Kulmbach as part of our alliance with Roche and higher non-employee stock compensation charges.
         Interest income, interest expense and other
     Interest income was $4.3 million and $9.6 million for the three and nine months ended September 30, 2007, respectively, compared to $1.6 million and $4.4 million for the three and nine months ended September 30, 2006, respectively. The increase in both periods was due to our higher average cash, cash equivalent and marketable securities balances primarily as a result of $101.1 million in proceeds we received from our December 2006 public offering of common stock as well as the $331.0 million in proceeds we received in August 2007 from our alliance with Roche.
     Interest expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively, compared to $0.3 million and $0.7 million for the three and nine months ended September 30, 2006, respectively. Interest expense in each year related to borrowings under our lines of credit used to finance capital equipment purchases.

Liquidity and Capital Resources
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2007	2006
Net loss	$(87,128)	$(26,170)
Adjustments to reconcile net loss to net cash used in operating activities	25,189	8,784
Changes in operating assets and liabilities	266,896	(2,631)

Net cash provided by (used in) operating activities	204,957	(20,017)
Net cash used in investing activities	(189,737)	(25,207)
Net cash provided by financing activities	57,880	64,935
Effect of exchange rate on cash	(508)	48

Net increase in cash and cash equivalents	72,592	19,759
Cash and cash equivalents, beginning of period	127,955	15,757

Cash and cash equivalents, end of period	$200,547	$35,516

     Since we commenced operations in 2002, we have generated significant losses. At September 30, 2007, we had an accumulated deficit of $227.7 million. At September 30, 2007, we had cash, cash equivalents and marketable securities of $468.4 million, compared to cash, cash equivalents and marketable securities of $217.3 million at December 31, 2006. The increase in our cash, cash equivalents and marketable securities at September 30, 2007 was due to our receipt of $331.0 million of up-front cash payments received under our Roche alliance. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices.
           Operating activities
     We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. The increase in net cash provided by operating activities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was due primarily to the proceeds received from our August 2007 Roche alliance. Offsetting the proceeds from the Roche alliance, the main components of our use of cash in operating activities for the nine months ended September 30, 2007 consisted of the net loss and changes in our working capital. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments primarily consist of non-cash license fees, stock-based compensation, depreciation and amortization. We had an increase in deferred revenue of $260.1 million for the nine months ended September 30, 2007, due to the proceeds received from our Roche alliance. Additionally, accrued expenses and collaboration receivables increased $7.1 million and $1.2 million, respectively, for the nine months ended September 30, 2007. We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.
           Investing activities
     For the nine months ended September 30, 2007, net cash used in investing activities of $189.7 million resulted primarily from net purchases of marketable securities of $178.5 million. Also included in our investing activities for the nine months ended September 30, 2007 was a $10.0 million cash contribution in connection with the creation of Regulus Therapeutics. For the nine months ended September 30, 2006, net cash used in investing activities resulted from net purchases of marketable securities of $20.5 million, as well as purchases of property and equipment of $4.7 million.
           Financing activities
     For the nine months ended September 30, 2007, net cash provided by financing activities was $57.9 million compared to $64.9 million for the nine months ended September 30, 2006. The main components of net cash provided by financing activities for the nine months ended September 30, 2007 consisted primarily of the proceeds of $42.5 million from our sale of 1,975,000 shares of common stock to Roche in connection with the establishment of the Roche alliance. For the nine months ended September 30, 2006, net cash provided by financing activities was primarily a result of the net proceeds of $62.2 million from our follow-on public offering in January 2006.

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
     In March 2004, we entered into an equipment line of credit with Lighthouse Capital Partners to finance leasehold improvements and equipment purchases of up to $10.0 million. The outstanding principal bears interest at a fixed rate of 9.25%, except for the drawdown made in December 2005 which bears interest at a fixed rate of 10.25%. The outstanding principal matures at various dates through December 2009. We were required to make interest-only payments on all draw-downs made during the period from March 26, 2004 through September 30, 2005, at which point all draw-downs began to be repaid over 48 months. On the maturity of each equipment advance under the line of credit, we are required to pay, in addition to the principal and interest due, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense.
      As of September 30, 2007, we had an aggregate outstanding balance of $7.7 million under our loan agreements.
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
     In the longer term, we may seek additional funding through additional collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue.

     Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including the following:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	progress in the research and development programs of Regulus Therapeutics; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
Contractual Obligations and Commitments
      The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, we agreed to make available to Tekmira a $5.0 million loan for capital equipment expenditures related to manufacturing services performed by Tekmira beginning in 2008. There have been no other material changes in our contractual obligations and commitments since December 31, 2006.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is expected to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are evaluating the implications of this standard, but currently we do not expect it to have a significant impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115,” or SFAS No. 159. The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the potential impact of SFAS No. 159 on our consolidated financial statements.
     In September 2007, the FASB reached a consensus on Emerging Issues Task Force Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-03. EITF 07-03 requires companies to defer and capitalize, until the goods have been delivered or the related services have been rendered, non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We do not expect EITF 07-03 will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, corporate debt and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at September 30, 2007 would impact the net fair value of such interest-sensitive financial instruments by approximately $1.4 million.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Our operations began in 2002 and we have only a limited operating history upon which you can evaluate our business and prospects. In addition, as an early-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:
•	execute product development activities using an unproven technology;

•	build and maintain a strong intellectual property portfolio;

•	gain acceptance for the development of our product candidates and any products we commercialize;

•	develop and maintain successful strategic relationships; and

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.
     If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, commercialize products, raise capital, expand our business or continue our operations.
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
     In addition, there are also substantial challenges to achieving effective RNAi therapeutics based on the need to achieve efficient delivery into cells and tissues in a clinically relevant manner and at doses that are cost-effective. We are working internally and with external collaborators to develop the ability to deliver our RNAi therapeutics directly to specific cell types, including our RSV product. In addition, we are working to extend our capabilities to enable the development of RNAi therapeutics that travel through the bloodstream to reach diseased parts of the body, which we refer to as Systemic RNAitm and are developing technology to achieve efficient and safe systemic delivery. If we are unable to achieve either local or systemic delivery of our RNAi therapeutics to the relevant cell types, our RNAi therapeutics will not be effective.

     Relatively few drug candidates based on these discoveries have ever been tested in animals or humans. siRNAs may not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body long enough to reach the tissues in which their effects are required, nor the ability to enter cells within these tissues in order to exert their effects. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these drug-like properties into siRNAs. We may spend large amounts of money trying to introduce these properties, and may never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product. If we do not successfully develop and commercialize drugs based upon our technological approach, we may not become profitable and the value of our common stock will decline.
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
     We have experienced significant operating losses since our inception. As of September 30, 2007, we had an accumulated deficit of $227.7 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from collaborations with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these collaborations or contracts or to meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
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
     We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision. While the exercise of these rights may provide us with additional funding under some circumstances, the exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
     In October 2005, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis will select disease targets towards which the parties will collaborate to develop drug candidates. Novartis will pay a portion of the costs to develop these drug candidates and will commercialize and market any products derived from this collaboration. In addition, Novartis will pay us certain pre-determined amounts based on the achievement of pre-clinical and clinical milestones as well as royalties on the annual net sales of any products derived from this collaboration. This collaboration has an initial term of three years that may be extended by Novartis for two additional one-year terms. Novartis may elect to terminate this collaboration in the event of a material uncured breach by us. We expect that a substantial amount of the funding for our operations will come from this collaboration. If this collaboration is unsuccessful, or if it is terminated, our business could be adversely affected.
     This agreement also provides Novartis with a non-exclusive option to integrate our intellectual property into Novartis’ operations and develop products without our involvement for a pre-determined fee. If Novartis elects to exercise this option, Novartis could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Novartis has significantly greater financial resources than we do and has far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Novartis in the development of RNAi-based drugs targeting the same disease. Accordingly, the exercise by Novartis of this option could adversely affect our business.
     Our agreement with Novartis allows us to continue to develop products on our own with respect to targets not selected by Novartis for inclusion in the collaboration. We may need to form additional alliances to develop products. However, our agreement with Novartis provides Novartis with a right of first offer in the event that we propose to enter into an agreement with a third party with respect to such targets. This right of first offer may make it difficult for us to form future alliances with other parties.
Our license and collaboration agreement with Roche is important to our business. If Roche does not successfully develop drugs pursuant to this license and collaboration agreement or this license and collaboration agreement results in competition between us and Roche for the development of drugs targeting the same diseases, our business could be adversely affected.
     In July 2007, we and, for limited purposes, Alnylam Europe, entered into a license and collaboration agreement with Roche. The license and collaboration agreement provides for the grant to Roche of a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties as well as our collaboration agreements. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, which may be expanded to include other therapeutic areas under certain circumstances. As such, Roche could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Roche has significantly greater financial resources than we do and has far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Roche in the development of RNAi-based drugs targeting the same disease. Roche is required to make payments to us upon achievement of specified development and sales milestones set forth in the license and collaboration agreement and royalty payments based on worldwide annual net sales, if any, of RNAi therapeutic products by Roche, its affiliates and sublicensees. If Roche fails to successfully develop products using this technology, we may not receive any such milestone or royalty payments.
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
     For certain drug candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Novartis, as well as collaborations with Medtronic, Biogen Idec, Department of Defense and the NIAID. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop this or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.

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
     Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. If a collaborator terminates its collaboration with us, for breach or otherwise, it would be difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. In addition, a collaborator, or in the event of a change in control of a collaborator, the successor entity, could determine that it is in its financial interest to:
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
     The Board of Directors of Biogen Idec authorized management to evaluate whether third parties would have an interest in acquiring Biogen Idec.  It is possible that the decision to explore a potential acquisition, and/or the subsequent consummation of any acquisition could have an impact on our collaboration with Biogen Idec.  We intend to monitor our collaboration in the light of the facts and circumstances surrounding a potential change in control of Biogen Idec.
We depend on government contracts to partially fund our research and development efforts and may enter into additional government contracts in the future. If current or future government funding, if any, is reduced or delayed, our drug development efforts may be negatively affected.
     In September 2006, the NIAID awarded us a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. Of the $23.0 million, the government has committed to pay us $14.2 million over the first two years of the contract and, subject to budgetary considerations in future years, the remaining $8.8 million over the last two years of the contract. We cannot be certain that the government will appropriate the funds necessary for this contract in future budgets. In addition, the government can terminate the agreement in specified circumstances. If we do not receive the $23.0 million we expect to receive under this contract, we may not be able to develop therapeutics to treat Ebola.
     In August 2007, we were awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus infection with the Department of Defense. This federal contract is expected to provide us with up to $38.6 million in funding through the second quarter of 2010 to develop RNAi therapeutics for hemorrhagic fever virus infection. This contract is with the Defense Threat Reduction Agency 2007 Medical Science and Technology Chemical and Biological Defense Transformational Medical Technologies Initiative, the mission of which is to provide state-of-the-art defense capabilities to U.S. military personnel by addressing traditional and non-traditional biological threats. Of the $38.6 million in funding, the government has committed to pay us up to $7.2 million through April 2008 and, subject to the progress of the program and budgetary considerations in future years, the remaining $31.4 million over the last two years of the contract. If we do not receive the $38.6 million we expect to receive under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection.
Regulus Therapeutics, our joint venture with Isis, is important to our business. If Regulus does not successfully develop drugs pursuant to this license and collaboration agreement or Regulus is sold to Isis or a third-party, our business could be adversely affected.

     We and Isis created Regulus Therapeutics to discover, develop and commercialize microRNA therapeutics. Formed as a joint venture, Regulus Therapeutics intends to address therapeutic opportunities that arise from abnormal expression or mutations in microRNAs. Generally, we do not have rights to pursue microRNA antagonists independently of Regulus. If Regulus Therapeutics is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.
     In addition, subject to certain conditions, we and Isis each have the right to initiate a buy-out of Regulus Therapeutics’ assets, including Regulus Therapeutics’ intellectual property and rights to licensed intellectual property. The limited liability company agreement provides that following such initiation of a buy-out, we and Isis will mutually determine whether to sell Regulus Therapeutics to us, Isis or a third party. We may not have sufficient funds to buy out Isis’ interest in Regulus Therapeutics and we may not be able to obtain the financing to do so. In addition, Isis may not be willing to sell their interest in Regulus Therapeutics. If Regulus Therapeutics is sold to Isis or a third party, we may lose our rights to participate in the development and commercialization of microRNA therapeutics. If we and Isis are unable to negotiate a sale of Regulus Therapeutics, Regulus Therapeutics will distribute and assign its rights, interests and assets to us and Isis in accordance with our percentage interests, except for Regulus Therapeutics’ intellectual property and license rights, to which each of us and Isis will receive co-exclusive rights, subject to certain specified exceptions. In this event, we could face competition from Isis in the development of miRNA therapeutics.
We have very limited manufacturing experience or resources and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.
     We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-good manufacturing practice material for use in in vitro and in vivo experiments. Our products utilize specialized formulations, such as liposomes, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on third parties, who might not be able to deliver at all or in a timely manner. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic siRNAs. We currently rely on several contract manufacturers for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process. In addition, to fulfill our siRNA requirements we may need to secure alternative suppliers of synthetic siRNAs. The manufacturing process for any products that we may develop is subject to the FDA or foreign regulatory authority approval process and we will need to contract with manufacturers who can meet all applicable FDA or foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our commercial collaborators, to produce materials required for commercial production. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
     Since we commenced operations in 2002, we have grown substantially. Prior to our sale of our Kulmbach facility to Roche, we employed approximately 140 full time equivalent employees, with offices and laboratory space in both Cambridge, Massachusetts and Kulmbach, Germany. As of September 30, 2007, we had approximately 100 employees in our facility in Cambridge, Massachusetts. We have access to our former employees in our Kulmbach facility who currently work for Roche for a transition period, after which we will no longer have access to the employees in that facility. We intend to rebuild the capacity from our Kulmbach operation in Cambridge, Massachusetts. However, we may not be able to find, successfully recruit and retain individuals capable of reproducing the operations formerly performed in Kulmbach, Germany. Any failure to successfully rebuild the operations that were formerly performed in Kulmbach could have a material adverse effect on our business.

     In addition, our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
     Even if we successfully complete clinical trials of our drug candidates, any given drug candidate may not prove to be an effective treatment for the diseases for which it was being tested.
The FDA approval process may be delayed for any drugs we develop that require the use of specialized drug delivery devices.
     Some drug candidates that we develop may need to be administered using specialized drug delivery devices that deliver RNAi therapeutics directly to diseased parts of the body. For example, we believe that product candidates we develop for Parkinson’s disease, or PD, Huntington’s disease, or HD, or other central nervous system diseases may need to be administered using such a device. For neurodegenerative diseases, we have entered into a collaboration agreement with Medtronic to pursue potential development of drug-device combinations incorporating RNAi therapeutics. We may not achieve successful development results under this collaboration and may need to seek other collaboration partners to develop alternative drug delivery systems, or utilize existing drug delivery systems, for the direct delivery of RNAi therapeutics for these diseases. While we expect to rely on drug delivery systems that have been approved by the FDA or other regulatory agencies to deliver drugs like ours to similar physiological sites, we, or our collaborator, may need to modify the design or labeling of such delivery device for some products we may develop. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified delivery device. Further, to the extent the specialized delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device, or its labeling, and to obtain any additional approvals or clearances. In cases where we do not have an ongoing collaboration with the company that makes the device, obtaining such additional approvals or clearances and the cooperation of such other company could significantly delay and increase the cost of obtaining marketing approval, which could reduce the commercial viability of our drug candidate. In summary, we may be unable to find, or experience delays in finding, suitable drug delivery systems to administer RNAi therapeutics directly to diseased parts of the body, which could negatively affect our ability to successfully commercialize these RNAi therapeutics.
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
     Even if we develop RNAi therapeutic products for the prevention or treatment of infection by pandemic flu virus and/or hemorrhagic fever viruses such as Ebola, governments may not elect to purchase such products, which could adversely affect our business.
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
     In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working in the field of RNAi. In addition, we granted licenses to Isis, GeneCare, Benitec, Nastech, Calando, Tekmira, Quark as well as others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck was one of our collaborators and a licensee under our intellectual property for specified disease targets until September 2007, at which time we and Merck agreed to terminate our collaboration. As a result of its acquisition of Sirna in December 2006, and in light of the mutual termination of our collaboration, Merck, which has substantially more resources and experience in developing drugs than we do, may become a direct competitor.
     In addition, as a result of agreements that we have entered into, Roche has obtained, and Novartis has the right to obtain, broad, non-exclusive licenses to certain aspects of our technology that give them the right to compete with us in certain circumstances.
     We also compete with companies working to develop antisense-based drugs. Like RNAi product candidates, antisense drugs target messenger RNAs, or mRNAs, in order to suppress the activity of specific genes. Isis is currently marketing an antisense drug and has several antisense drug candidates in clinical trials. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
     We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Isis, the Massachusetts Institute of Technology, the Whitehead Institute for Biomedical Research, Max Planck Innovation, Stanford University, and Tekmira. We also intend to enter into additional licenses to third party intellectual property in the future.
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
     RNA interference is a relatively new scientific field that has generated many different patent applications from organizations and individuals seeking to obtain important patents in the field. We have obtained important grants and issuances of RNAi patents and have in-licensed many patents on an exclusive basis. Our patents and patent applications claim many different methods, compositions and processes relating to the discovery, development and commercialization of RNAi therapeutics. As the field is maturing, patent applications are being fully processed by government patent offices around the world. There can be uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference and opposition proceedings in various patent offices, relating to patent rights in the RNAi field. Others may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Any attempt to circumvent or invalidate our intellectual property rights would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
     After the grant by the European Patent Office, or EPO, of the Kreutzer-Limmer patent, published under publication number EP 1144623B9, several oppositions to the issuance of the European patent were filed with the EPO, a practice that is allowed under the European Patent Convention, or EPC. In oral proceedings in September 2006, the EPO opposition division in charge of the opposition proceedings upheld the patent with amended claims. This decision has been appealed by two of the opponents, including

Sirna Therapeutics, which was acquired by Merck in December 2006, and Silence Therapeutics. Based on the appeal, the Boards of Appeal of the EPO may choose to uphold, further amend or revoke the patent it in its entirety. However, because a European Patent represents a bundle of national patents for each of the designated member states and must be enforced on a country-by country-basis, even if upheld, a National Court in one or more of the EPC member states could subsequently rule the patent invalid or unenforceable. In addition, National Courts in different countries could come to differing conclusions in interpreting the scope of the upheld claims.
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
     There are also many issued and pending patents that claim aspects of oligonucleotide chemistry that we may need to apply to our siRNA drug candidates. There are also many issued patents that claim genes or portions of genes that may be relevant for siRNA drugs we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we will not be able to market products or perform research and development or other activities covered by these patents.
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
     Novartis held approximately 13% of our outstanding common stock as of September 30, 2007. This concentration of ownership may harm the market price of our common stock by:
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
ITEM 6. EXHIBITS

10.1†	License and Collaboration Agreement, entered into as of July 8, 2007, by and among F. Hoffmann-La Roche, Ltd, Hoffman-La Roche Inc., the Registrant and, for limited purposes, Alnylam Europe AG

10.2	Common Stock Purchase Agreement dated as of July 8, 2007 between the Registrant and Roche Finance Ltd

10.3†	Share Purchase Agreement, dated as of July 8, 2007, among Alnylam Europe AG, the Registrant and Roche Pharmaceuticals GmbH

10.4†	Amended and Restated Collaboration Agreement, entered into as of July 27, 2007, by and between the Registrant and Medtronic, Inc.

10.5†	License and Collaboration Agreement, entered into as of September 6, 2007, by and among the Registrant, Isis Pharmaceuticals, Inc. and Regulus Therapeutics LLC

10.6†	Limited Liability Company Agreement of Regulus Therapeutics LLC, dated as of September 6, 2007

10.7†	Termination Agreement, dated as of September 18, 2007, by and between Merck & Co., Inc. and the Registrant

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
Date: November 8, 2007	By:	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	By:	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)