Form 10-Q
period 2008-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2008-05-09
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2008, the registrant had 40,838,150 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 AND DECEMBER 31, 2007	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION	22

ITEM 1A. RISK FACTORS	22

ITEM 6. EXHIBITS	41

SIGNATURES	42
Ex-31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
Ex-31.2 Certification of principal financial officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
Ex-32.1 Certification of principal executive officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
Ex-32.2 Certification of principal financial officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$196,281	$105,157
Marketable securities	247,592	350,445
Collaboration receivables	9,680	5,031
Prepaid expenses and other current assets	1,922	2,926

Total current assets	455,475	463,559
Property and equipment, net	15,875	13,810
Intangible assets, net	925	968
Restricted cash	6,152	6,152
Other assets	145	173
Investment in joint venture (Regulus Therapeutics LLC)	7,684	9,129

Total assets	$486,256	$493,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,084	$3,826
Accrued expenses	9,666	11,724
Income taxes payable	3,450	3,497
Current portion of notes payable	3,888	3,795
Deferred revenue	58,822	59,249

Total current liabilities	84,910	82,091
Deferred revenue, net of current portion	191,440	204,067
Deferred rent	4,853	5,200
Notes payable, net of current portion	1,955	2,963
Other long-term liabilities	286	302

Total liabilities	283,444	294,623

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 40,808,452 and 40,772,967 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	408	408
Additional paid-in capital	428,990	424,453
Accumulated other comprehensive income	646	300
Accumulated deficit	(227,232)	(225,993)

Total stockholders’ equity	202,812	199,168

Total liabilities and stockholders’ equity	$486,256	$493,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues from research collaborators	$22,192	$7,217

Operating expenses:
Research and development (1)	20,277	26,671
General and administrative (1)	5,872	4,540

Total operating expenses	26,149	31,211

Loss from operations	(3,957)	(23,994)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics LLC)	(1,629)	—
Interest income	4,702	2,690
Interest expense	(232)	(286)
Other income (expense)	82	(55)

Total other income (expense)	2,923	2,349

Loss before income taxes	(1,034)	(21,645)
Provision for income taxes	(205)	—

Net loss	$(1,239)	$(21,645)

Net loss per common share — basic and diluted	$(0.03)	$(0.58)

Weighted average common shares used to compute basic and diluted net loss per common share	40,736	37,376

Comprehensive loss:
Net loss	$(1,239)	$(21,645)
Foreign currency translation	10	54
Unrealized gain (loss) on marketable securities	336	(71)

Comprehensive loss	$(893)	$(21,662)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$2,314	$1,156
General and administrative	1,506	1,004
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,239)	$(21,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	951	1,195
Deferred income tax provision	(16)	—
Non-cash stock-based compensation	4,004	2,160
Non-cash license expense	—	7,909
Charge for 401(k) company stock match	90	65
Equity in loss of joint venture (Regulus Therapeutics LLC)	1,445	—
Changes in operating assets and liabilities:
Collaboration receivables	(4,649)	(564)
Prepaid expenses and other assets	1,004	666
Accounts payable	5,258	(1,079)
Income taxes payable	(47)	—
Accrued expenses and other	(2,405)	2,708
Deferred revenue	(13,054)	(2,376)

Net cash used in operating activities	(8,658)	(10,961)

Cash flows from investing activities:
Purchases of property and equipment	(2,945)	(1,354)
Purchases of marketable securities	(101,689)	(97,893)
Sales and maturities of marketable securities	204,878	49,395

Net cash provided by (used in) investing activities	100,244	(49,852)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	443	379
Repayments of notes payable	(915)	(775)

Net cash used in financing activities	(472)	(396)

Effect of exchange rate on cash	10	(84)

Net increase (decrease) in cash and cash equivalents	91,124	(61,293)
Cash and cash equivalents, beginning of period	105,157	127,955

Cash and cash equivalents, end of period	$196,281	$66,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2007, which were filed in the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 10, 2008. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
          The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, Alnylam U.S., Inc., Alnylam Europe AG (“Alnylam Europe”) and Alnylam Securities Corporation. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method of accounting to account for its investment in Regulus Therapeutics LLC (“Regulus Therapeutics”).
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
Net Loss Per Common Share
          The Company accounts for and discloses net loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method), and unvested restricted stock awards. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.
          The following table sets forth the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three Months Ended March 31,
	2008	2007
Options to purchase common stock	5,494	4,549
Unvested restricted common stock	57	—
Options that were exercised before vesting	—	20

	5,551	4,569

     Recent Accounting Pronouncements
           In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as to improve disclosures about those measures. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. In November 2007, the FASB deferred the effective date of SFAS 157 for certain nonfinancial and nonrecurring assets and liabilities. Other than the partial deferral, SFAS 157 became effective for the Company beginning in 2008. The partial adoption of SFAS 157 in the first quarter of 2008 had no impact on the Company’s operating results or financial position. The Company is evaluating the impact, if any, this standard will have on our non-financial assets and liabilities. For recognition purposes, on a recurring basis the Company is required to measure certain cash equivalents and available for sale investments at fair value. Changes in the fair value of these investments have historically been insignificant.
          The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted	Significant
		Prices in	Other	Significant
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$194,343	$109,686	$84,657	$—
Marketable securities	247,592	—	247,592	—

Total	$441,935	$109,686	$32,249	$—

          The Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not elected the fair value option for any of its financial assets or liabilities in the three months ended March 31, 2008.
2. NOTES PAYABLE
          In March 2006, the Company entered into an agreement with Oxford Finance Corporation (“Oxford”) to establish an equipment line of credit for up to $7.0 million to help support capital expansion of the Company’s facility in Cambridge, Massachusetts and capital equipment purchases. The agreement allowed the Company to draw down amounts under the line of credit through December 31, 2007 upon adherence to certain conditions. All borrowings under this line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. During 2006 and 2007, the Company borrowed an aggregate of $5.2 million from Oxford pursuant to the agreement at fixed rates ranging from 10.0% to 10.4%. As of March 31, 2008, there was $2.9 million outstanding under this line of credit with Oxford.
          In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. In June 2005, the parties amended the agreement to allow the Company to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. The outstanding principal bears interest at fixed rates of 9.25% to 10.25%, and matures at various dates through December 2009. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the principal and interest due, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. As of March 31, 2008, there was $2.9 million outstanding under this line of credit with Lighthouse.

          At March 31, 2008, future cash payments under the notes payable to Lighthouse and Oxford, including interest, are as follows, in thousands:

Remainder of 2008	$3,201
2009	3,513
2010	480
2011	79

Total through 2011	7,273
Less: portion representing interest	1,430

Principal	5,843
Less: current portion	3,888

Long-term notes payable	$1,955

3. SIGNIFICANT AGREEMENTS
Roche Alliance
          In July 2007, the Company and, for limited purposes, Alnylam Europe, entered into a License and Collaboration Agreement (the “LCA”) with F. Hoffmann-La Roche Ltd (“Roche Basel”), and Hoffman-La Roche Inc. (together with Roche Basel, “Roche”). Under the LCA, which became effective in August 2007, the Company granted Roche a non-exclusive license to the Company’s intellectual property to develop and commercialize therapeutic products that function through RNA interference (“RNAi”), subject to the Company’s existing contractual obligations to third parties. The license is limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, and the license may be expanded to include other therapeutic areas upon payment of an additional specified amount.
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
          In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a Share Purchase Agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche Basel and Roche Finance (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, which became effective in August 2007, the Company created a new, wholly-owned German limited liability company (“Roche Kulmbach”), into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from the Company all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe Purchase Agreement also includes transition services to be performed by Roche Kulmbach employees at various levels through August 2008. The Company reimburses Roche for these services at an agreed-upon rate. The Company recorded $0.3 million for these services as contra revenue (a reduction of revenues) for the three months ended March 31, 2008.

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
          The Company recorded $278.2 million as deferred revenue in connection with the Roche alliance. This amount represents the aggregate proceeds received from Roche of $331.0 million, net of the amount allocated to the common stock issuance of $51.3 million and the net book value of Alnylam Europe of $1.5 million.
          When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Application of this standard requires subjective determinations and requires management to make judgments about the value of each individual element and whether it is separable from the other aspects of the contractual relationship. The Company has determined that the deliverables under the Roche alliance include the license, the Alnylam Europe assets and employees, the steering committees (Joint Steering Committee and Future Technology Committee) and the services that Alnylam will be obligated to perform under the Discovery Collaboration. The Company has concluded that, pursuant to paragraph 9 of EITF 00-21, the license and assets of Alnylam Europe are not separable from the undelivered services, i.e., the steering committees and Discovery Collaboration services, and, accordingly the license and the services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Roche alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services will end, contractually, five years from the effective date of the LCA. The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Roche alliance. In particular, when the Discovery Collaboration commences, the Company may be able to make such an estimate. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method. As future milestones are achieved, and to the extent they are within the five-year term, the amounts will be recognized as revenue prospectively over the remaining period of performance.
Novartis Broad Alliance
          In the second half of 2005, the Company entered into a series of transactions with Novartis Pharma AG and its affiliate Novartis Institute for BioMedical Research, Inc. (collectively, “Novartis”). In September 2005, the Company and Novartis executed a stock purchase agreement (the “Stock Purchase Agreement”) and an investor rights agreement (the “Investor Rights Agreement”). In October 2005, in connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Investor Rights Agreement became effective and the Company and Novartis executed a research collaboration and license agreement (the “Collaboration and License Agreement”).
          Under the terms of the Stock Purchase Agreement, in October 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance. Novartis owned 12.9% of the Company’s outstanding common stock at March 31, 2008.
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
          The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received from Novartis that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase. These payments, in addition to research funding and certain milestone payments, are amortized into revenue using the proportional performance method over the estimated duration of the Collaboration and License Agreement or ten years. Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognize revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.
          The Company believes the estimated term of the Collaboration and License Agreement includes the three-year term of the agreement, two one-year extensions at the election of Novartis and limited support as part of a technology transfer until the fifth anniversary of the termination of the agreement. Therefore, an expected term of ten years is used in the proportional performance model. The Company will evaluate the expected term when new information is known that could affect the Company’s estimate. In the event the Company’s period of performance is different than estimated, revenue recognition will be adjusted on a prospective basis.
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
Department of Defense Contract
          In August 2007, the Company was awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus with the Defense Threat Reduction Agency of the United States Department of Defense. The federal contract could provide the Company with up to $38.6 million in funding through the second quarter of 2010 to develop RNAi therapeutics for hemorrhagic fever virus infection. Of the $38.6 million in funding, the government has committed to pay the Company up to $10.9 million through August 2008 and, subject to the progress of the program and budgetary considerations in future years, the remaining $27.7 million over the last two years of the contract. Revenue under government cost reimbursement contracts is recognized as the Company performs the underlying research and development activities.
4. DELIVERY TECHNOLOGY
          The Company is working to extend its capabilities in developing technology to achieve efficacious and safe delivery of RNAi therapeutics to a broad spectrum of organ and tissue types. In connection with these efforts, the Company has entered into a number of agreements to evaluate and gain access to certain delivery technologies. In some instances, the Company is also providing funding to support the advancement of these delivery technologies. In connection with one such agreement with Tekmira Pharmaceuticals Corporation, the Company issued to Tekmira 361,990 shares of common stock in January 2007. These shares had a value of $7.9 million at the time of issuance, which amount was expensed during the three months ended March 31, 2007.
5. INCOME TAXES
          During the three months ended March 31, 2008, the Company recorded income tax expense of approximately $0.2 million. The Company provides income tax expense for federal alternative minimum tax, state and foreign taxes.
          The Company expects to generate U.S. taxable income during 2008 due to the recognition of certain proceeds received from the Roche alliance. The Company’s U.S. taxable income is expected to be offset by net operating loss carryforwards and other deferred tax attributes. However, the Company will continue to be subject to federal alternative minimum tax and state income taxes. Therefore, the Company will have tax expense in 2008, although it expects a pre-tax loss for 2008.
          The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty of realizing such benefits. At December 31, 2007, the Company had federal and state net operating loss carryforwards of $132.7 million and $145.5 million, respectively, available to reduce future taxable income, that will expire at various dates beginning in 2008 through 2027. At December 31, 2007, federal and state research and development and other credit carryforwards, available to reduce future tax liabilities, were $2.3 million and $1.9 million, respectively, and expire at various dates beginning in 2018 through 2027. At December 31, 2007, foreign tax credits, available to reduce future tax liabilities, were $3.1 million and expire in 2017. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code.
          On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”), which was issued in July 2006. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At March 31, 2008, the Company did not have any unrecognized tax benefits.
6. INVESTMENT IN JOINT VENTURE (REGULUS THERAPEUTICS LLC)
          In September 2007, the Company entered into a joint venture with Isis Pharmaceuticals, Inc. (“Isis”) to create a new Delaware limited liability company, Regulus Therapeutics, to focus on the discovery, development and commercialization of microRNA (“miRNA”) therapeutics, a potential new class of drugs to treat the pathways of human disease. The Company and Isis own 49% and 51%, respectively, of Regulus Therapeutics.
          Under the terms of the Limited Liability Company Agreement among the Company, Isis and Regulus Therapeutics (the “LLC Agreement”), Regulus Therapeutics is operated as an independent company and governed by a managing board comprised of an equal number of directors appointed by each of the Company and Isis. In consideration for the Company’s and Isis’ initial interests in Regulus Therapeutics, each party granted Regulus Therapeutics exclusive licenses to its intellectual property for certain miRNA therapeutic applications as well as certain patents in the miRNA field. In addition, the Company made an initial cash contribution to Regulus Therapeutics of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus Therapeutics.
          In connection with the execution of the LLC Agreement, the Company, Isis and Regulus Therapeutics entered into a license and collaboration agreement (the “Regulus Therapeutics Collaboration Agreement”) to pursue the discovery, development and commercialization of therapeutic products directed to miRNAs. The Company also executed a Services Agreement (the “Services Agreement”) with Isis and Regulus Therapeutics. Under the terms of the Services Agreement, the Company and Isis agreed to provide to Regulus Therapeutics, certain research and development and general and administrative services. The Services Agreement provides that the Company and Isis generally will be paid by Regulus Therapeutics for services.
          In April 2008, Regulus Therapeutics entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop and commercialize up to four novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus Therapeutics will receive $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million evidence by a promissory note (guaranteed by Isis and the Company) that will convert into Regulus Therapeutics common stock under certain specified circumstances. Regulus Therapeutics could also be eligible to receive development, regulatory and sales milestone payments for each of the microRNA-targeted therapeutics discovered and developed as part of the alliance. Regulus Therapeutics would also receive royalty payments on worldwide sales of products resulting from the alliance.
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
          The Company accounts for its investment in Regulus Therapeutics using the equity method of accounting. The Company will recognize the first $10.0 million of losses of Regulus Therapeutics as equity in loss of joint venture in its consolidated statement of operations because the Company is responsible for funding those losses through its initial $10.0 million cash contribution. Thereafter, the Company will recognize 49% of the income and losses of Regulus Therapeutics. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expenses. At March 31, 2008, the Company’s investment in the joint venture was $7.7 million, which is recorded as an investment in joint venture (Regulus Therapeutics LLC) in the consolidated balance sheets under the equity method. The results of Regulus Therapeutics’ operations for the three months ended March 31, 2008 and 2007 are presented in the table below, in thousands:

	Three Months Ended March 31,
	2008	2007
Statement of Operations Data:
Net revenues	$92	$—
Operating expenses(1)	1,993	—

Loss from operations	(1,901)	—
Other income	82	—

Net loss	$(1,819)	$—

(1) Non-cash stock-based compensation included in operating expenses	$375	$—
7. SUBSEQUENT EVENT
          Pursuant to terms of the Investor Rights Agreement, and in connection with the Company’s issuance of certain shares of common stock related primarily to stock option exercises during the fiscal year ended December 31, 2007, on April 28, 2008, Novartis elected to fully exercise its right to purchase 213,888 shares of the Company’s common stock at a purchase price of $25.29 per share, which is equal to the average of the closing prices for the Company’s common stock for the 20 trading-day period ending on March 28, 2008. Under the Investor Rights Agreement, the Company granted Novartis rights to acquire additional equity securities such that Novartis would be able to maintain its current ownership percentage in the Company.
          On May 8, 2008, Novartis purchased the 213,888 unregistered shares, resulting in a cash payment to the Company of $5.4 million, and an increase in Novartis’ ownership position from 12.9% to 13.4% of the Company’s outstanding common stock. The exercise of this right does not result in any changes to existing rights or any additional rights to Novartis. Further, during the term described in the Investor Rights Agreement, Novartis is permitted to own no more than 19.9% of the Company’s outstanding shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.
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
          We are applying our technological expertise to build a pipeline of RNAi therapeutics to address significant medical needs, many of which cannot effectively be addressed with small molecules or antibodies, the current major classes of drugs. Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. We submitted an investigational new drug application, or IND, for ALN-RSV01 to the United States Food and Drug Administration, or FDA, in November 2005, and have completed a number of Phase I clinical trials on this experimental drug carried out in both the United States and Europe. In February 2008, we reported positive results from our Phase II experimental infection clinical trial, referred to as the GEMINI study. The GEMINI study was designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01. In this study, ALN-RSV01 was safe and well tolerated and demonstrated statistically significant anti-viral activity, including an approximately 40% reduction in viral infection and a 95% increase in infection-free patients (p<0.01). In April 2008, we initiated a second Phase II human clinical trial to assess the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV. The results of our ALN-RSV01 Phase I trials and initial Phase II trial have been presented at medical conferences. ALN-RSV01 was found to be safe and well tolerated when administered intranasally or by nebulizer.
          In pre-clinical development programs, which are programs for which we have established targeted timing for human clinical trials, we are working on a number of programs including:
•	ALN-PCS, an RNAi therapeutic targeting a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia;

•	ALN-VSP, an RNAi therapeutic being developed for the treatment of liver cancers and potentially other solid tumors that is designed to target both vascular endothelial growth factor, or VEGF, and kinesin spindle protein, or KSP; and

•	ALN-HTT, an RNAi therapeutic for the treatment of Huntington’s disease, which we are developing in collaboration with Medtronic, Inc., or Medtronic.
          We have pre-clinical discovery programs, which are programs for which we have yet to establish targeted timing for human clinical trials, for RNAi therapeutics for the treatment of a broad range of diseases, including viral hemorrhagic fever, including the Ebola virus, progressive multifocal leukoencephalopathy, or PML, a CNS disease caused by viral infection in immune compromised patients, pandemic flu, Parkinson’s disease and cystic fibrosis, an inherited respiratory disease, or CF, as well as other undisclosed programs.
          We also are working internally and with third-party collaborators to develop the capabilities to deliver our RNAi therapeutics directly to specific sites of disease, such as the delivery of ALN-RSV01 to the lungs, which we refer to as Direct RNAi™. In addition, we are working to extend our capabilities to advance the development of RNAi therapeutics that are administered by intravenous, subcutaneous or intramuscular approaches, which we refer to as Systemic RNAi™. We have an agreement with the Massachusetts Institute of Technology, or MIT, Center for Cancer Research to sponsor an exclusive five-year research program focused on the delivery of RNAi therapeutics. In addition, during 2007, we obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira Pharmaceuticals Corporation, or Tekmira, formerly know as Inex Pharmaceuticals Corporation, for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In March 2008, Tekmira announced a planned business combination with Protiva Biotherapeutics, Inc., or Protiva. In connection with this transaction, we intend to enter into new agreements with Tekmira and Protiva, which, upon the effective date for the Tekmira-Protiva transaction, will expand our access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. We will maintain our exclusive rights to the Semple (U.S. Patent No. 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents which we believe are critical for the use of cationic liposomal delivery technology. We have agreed to make a $5.0 million equity investment in Tekmira at a price of $2.40 per share upon the closing of the planned Tekmira-Protiva transaction, which is expected to occur in the first half of 2008. Upon the closing, we and Tekmira will cancel our $5.0 million capital equipment loan to Tekmira, which has never been drawn down by Tekmira.
          In addition, upon the closing of the Tekmira-Protiva transaction, the combined entity will have InterfeRx licenses to discover, develop and commercialize RNAi therapeutics towards seven gene targets, a number that includes three previously announced InterfeRx licenses granted to Tekmira as part of its January 2007 agreement. In return for these licenses, we are eligible to receive milestone fees and royalties on future targets, if any.
          We have retained the option to co-develop and co-commercialize any products targeting polo-like kinase 1, or PLK1, one of the seven gene targets for which the new company will have an InterfeRx license, for the treatment of certain cancers. PLK1 SNALP is an RNAi therapeutic formulated with Protiva’s stable nucleic acid-lipid particles, or SNALP, technology, which has been shown to be involved in the growth of certain types of solid tumors and has been shown in preclinical studies to selectively kill cancer cells. We have the right to exercise this option up until the commencement of Phase II clinical trials.
          As noted above, we are developing ALN-VSP, a systemically delivered RNAi therapeutic, for the treatment of liver cancers and potentially other solid tumors. ALN-VSP comprises two siRNAs in a liposomal formulation. In March 2008, we presented data from our ALN-VSP program, which were generated using Protiva’s SNALP technology. We also have rights to use Protiva SNALP formulation technology in the advancement of our other systemically delivered RNAi therapeutic programs, including ALN-PCS for the treatment of hypercholesterolemia.
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
          In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including F. Hoffmann-La Roche Ltd, or Roche, Novartis Pharma AG, or Novartis, Medtronic and Biogen Idec Inc., or Biogen Idec. We have also entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH, and the Defense Threat Reduction Agency, or DTRA, an agency of the United States Department of Defense, or DoD. We have established collaborations with and, in some instances, received funding from, a number of major medical and disease associations, including The University of Texas Southwestern Medical Center, or UTSW, the Mayo Clinic, The Michael J. Fox Foundation and the Cystic Fibrosis Foundation Therapeutics, or CFTT. Finally, to further enable the field and monetize our intellectual property rights, we have also entered into approximately 20 license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.

          In September 2007, we and Isis Pharmaceuticals, Inc., or Isis, established Regulus Therapeutics LLC, or Regulus Therapeutics, a joint venture focused on the discovery, development and commercialization of microRNA, or miRNA, therapeutics. Because miRNAs are believed to regulate whole networks of genes that can be involved in discrete disease processes, miRNA therapeutics represent a possible new approach to target the pathways of human disease. Regulus Therapeutics combines our and Isis’ technologies, know-how and intellectual property relating to miRNA therapeutics.
          Alnylam commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of March 31, 2008, we had an accumulated deficit of $227.2 million. Through March 31, 2008, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments under strategic alliances. Through March 31, 2008, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Novartis and Merck & Co., Inc., or Merck, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding and license fee revenues.
          We currently have programs focused in a number of therapeutic areas. However, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. We have never achieved profitability on an annual basis and we expect to incur additional losses over the next several years. We expect our net losses to continue primarily due to research and development activities relating to our drug development programs, collaborations and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to be derived primarily from payments under new and existing strategic alliances, which may include license and other fees, funded research and development payments and milestone payments, government and foundation funding and proceeds from the sale of equity.
Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Our most advanced program is focused on the treatment of RSV infection. Our other development programs are focused on the treatment of hypercholesterolemia, liver cancers and potentially other solid tumors, and Huntington’s disease. We also have discovery programs to develop RNAi therapeutics for the treatment of a broad range of diseases, including viral hemorrhagic fever, including the Ebola virus, PML, pandemic flu, Parkinson’s disease, CF, several other diseases that are the subject of our collaboration with Novartis, and other undisclosed programs. In addition, we are working internally and with external collaborators to develop the capabilities to deliver our RNAi therapeutics both directly to the specific sites of disease and systemically, and we intend to continue to collaborate with academic and corporate third parties to evaluate different delivery options.
          There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and efficacy of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to progress any product candidates into pre-clinical and clinical trials;

•	the scope, rate and progress of our pre-clinical trials and other research and development activities, particularly those related to developing safe and effective ways of delivering siRNAs into cells and tissues;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaborative, licensing and other arrangements that we may establish;

•	the cost, timing and success of regulatory filings and approvals;

•	the cost and timing of establishing sufficient sales, marketing and distribution capabilities;

•	the cost and timing of establishing sufficient clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.
          Any failure to complete any stage of the development or commercialization of any potential products in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
Strategic Alliances
          A significant component of our business plan is to enter into strategic alliances and collaborations with pharmaceutical and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Max Planck Innovation, Tekmira, Protiva, MIT and Isis, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. In addition, our collaboration strategy is to form (1) non-exclusive platform alliances where our collaborators obtain access to our capabilities and intellectual property to develop their own RNAi therapeutic products and (2) 50/50 co-development and/or ex-U.S. market geographic partnerships on specific RNAi therapeutic programs. We have entered into a broad, non-exclusive platform license agreement with Roche, under which we and Roche also will collaborate on RNAi drug discovery for one or more disease targets. We also have discovery and development alliances with Novartis, Biogen Idec and Medtronic. Two of the programs we are pursuing under our alliances with Novartis and Medtronic are 50/50 co-development programs.
          We have also entered into contracts with government agencies, including NIAID and DTRA. We have established collaborations with and, in some instances, received funding from, a number of major medical and disease associations including UTSW, the Mayo Clinic, The Michael J. Fox Foundation and the CFTT. To further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx™ program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. As of April 30, 2008, we had granted such licenses, on both an exclusive and nonexclusive basis, to approximately 20 companies, and options to take such licenses to two additional companies.
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
          In April 2008, Regulus Therapeutics entered into a worldwide strategic alliance with GlaxoSmithKline, or GSK, to discover, develop and market novel miRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus Therapeutics will receive $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million evidenced by a promissory note (guaranteed by Isis and us) that will convert into Regulus Therapeutics common stock under certain specified circumstances. Regulus Therapeutics could also be eligible to receive development, regulatory and sales milestone payments for each of the four miRNA-targeted therapeutics discovered and developed as part of the alliance, and would also receive royalty payments on worldwide sales of products resulting from the alliance.
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
Critical Accounting Policies and Estimates
          There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2007, which we filed with the Securities and Exchange Commission on March 10, 2008.
Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2008	2007
Net revenues from research collaborators	$22,192	$7,217
Operating expenses	26,149	31,211
Loss from operations	(3,957)	(23,994)
Net loss	$(1,239)	$(21,645)
        Revenues
          The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2008	2007
Roche	$13,411	$—
Government contract	4,933	1,030
Novartis	3,252	4,085
Other research collaborator	238	1,472
InterfeRx program, research reagent licenses and other	358	630

Total net revenues from research collaborators	$22,192	$7,217

           Revenues increased significantly for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily as a result of our August 2007 alliance with Roche. We received upfront payments totaling $331.0 million under the

Roche alliance, of which $51.3 million was allocated to the purchase of 1,975,000 of our shares issued under the common stock purchase agreement and $278.2 million is being recognized as revenue on a straight-line basis over five years. The Alnylam Europe stock purchase agreement also includes transition services to be performed by Roche Kulmbach employees at various levels through August 2008. We reimburse Roche for these services at an agreed-upon rate. We recorded $0.3 million of these services as contra revenue (a reduction of revenues) during the three months ended March 31, 2008.
          For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, government contract revenues increased as a result of our collaboration with DTRA, which began in the third quarter of 2007.
          The decrease in Novartis revenues in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was due primarily to a decrease in revenues recorded under the broad Novartis alliance. The decrease in Novartis revenues was also due to a reduction in the number of resources allocated to, as well as lower external expense reimbursement under, our Novartis flu alliance, as a result of the shift in focus during mid-2007 on additional pre-clinical research prior to advancing the pandemic flu program into development.
          Other research collaborators revenues decreased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to a reduction in the number of resources allocated to, as well as lower external expense reimbursement under, our collaboration with Biogen Idec. The pace and scope of future development under this collaboration is the responsibility of Biogen Idec. We expect limited resources to be expended on this program in 2008.
          Total deferred revenue of $250.3 million at March 31, 2008 consists of payments received from collaborators, primarily Roche, that we have yet to recognize pursuant to our revenue recognition policies.
          For the foreseeable future, we expect our revenues to continue to be derived primarily from our August 2007 alliance with Roche, as well as other strategic alliances, collaborations, government contracts and licensing activities.
          Operating expenses
          The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three		Three
	Months		Months	% of
	Ended	% of Total	Ended	Total
	March 31,	Operating	March 31,	Operating	Increase (Decrease)
	2008	Expenses	2007	Expenses	$	%
Research and development	$20,277	78%	$26,671	85%	$(6,394)	(24%)
General and administrative	5,872	22%	4,540	15%	1,332	29%

Total operating expenses	$26,149	100%	$31,211	100%	$(5,062)	(16%)

          Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three		Three
	Months		Months
	Ended	% of	Ended	% of
	March 31,	Expense	March 31,	Expense	Increase (Decrease)
	2008	Category	2007	Category	$	%
Research and development
External services	$5,481	27%	$2,384	9%	$3,097	130%
Clinical trial and manufacturing	4,640	23%	6,660	25%	(2,020)	(30%)
Compensation and related	3,985	20%	3,306	12%	679	21%
Non-cash stock-based compensation	2,314	11%	1,156	4%	1,158	100%
Facilities-related	1,913	10%	2,066	8%	(153)	(7%)
Lab supplies and materials	1,432	7%	1,987	8%	(555)	(28%)
License fees	37	* %	8,543	32%	(8,506)	(99%)
Other	475	2%	569	2%	(94)	(17%)

Total research and development expenses	$20,277	100%	$26,671	100%	$(6,394)	(24%)

*	Indicates less than 1%
          As indicated in the table above, the decrease in research and development expenses in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was due primarily to expenses incurred by us during the first quarter of 2007 for a non-cash license fee of $7.9 million and a cash license fee of $0.4 million related to the issuance of our stock to Tekmira in exchange for the worldwide exclusive license to Tekmira’s liposomal delivery formulation technology for the discovery, development and commercialization of RNAi therapeutics, as well as the expansion of the technology research and manufacturing alliance on lipid-based delivery technology. The decrease was also due to a decrease in clinical trial and manufacturing expenses as a result of higher clinical and manufacturing expenses in the three months ended March 31, 2007 in support of our clinical program for RSV. Offsetting these decreases, was an increase in external services due to higher expenses in the three months ended March 31, 2008 related to our pre-clinical programs for the treatment of hypercholesterolemia, liver cancer and Ebola, as well as higher expenses associated with our delivery-related collaborations. The increase in compensation and related expenses was due to additional research and development headcount over the past year to support our alliances and expanding product pipeline.
          We expect to continue to devote a substantial portion of our resources to research and development expenses and, excluding the impact of the license fees we paid as a result of the Roche alliance in 2007, we expect that research and development expenses will increase for the remainder of 2008 as we continue development of our and our collaborators’ product candidates and focus on delivery-related technologies.
          We do not track actual costs for most of our research and development programs or our personnel and personnel-related costs on a project-by-project basis because all of our programs are in the early stages of development. In addition, a significant portion of our research and development costs is not tracked by project as it benefits multiple projects or our technology platform. However, our collaboration agreements contain cost sharing arrangements whereby certain costs incurred under the project are reimbursed. Costs reimbursed under the agreements typically include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. In addition, we are reimbursed under our government contracts for certain allowable costs including direct internal and external costs. As a result, although a significant portion of our research and development expenses are not tracked on a project-by-project basis, we do track direct external costs attributable to, and the actual time our employees worked on, our collaborations and government contracts.
          General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months		Increase
	Ended	% of Expense	Ended	% of Expense	(Decrease)
	March 31, 2008	Category	March 31, 2007	Category	$	%
General and administrative
Consulting and professional services	$1,648	28%	$1,415	31%	$233	16%
Non-cash stock-based compensation	1,506	26%	1,004	22%	502	50%
Compensation and related	1,430	24%	996	22%	434	44%
Facilities-related	726	12%	438	10%	288	66%
Insurance	148	3%	176	4%	(28)	(16%)
Other	414	7%	511	11%	(97)	(19%)

Total general and administrative expenses	$5,872	100%	$4,540	100%	$1,332	29%

          As indicated in the table above, the increase in general and administrative expenses during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was due primarily to higher consulting and professional service fees associated with increased business activities and an increase in general and administrative headcount over the past year to support our growth.

          Other income (expense)
          We incurred a $1.6 million equity in loss of joint venture for the three months ended March 31, 2008 related to our share of the net losses incurred by Regulus Therapeutics, which was formed in September 2007.
           Interest income was $4.7 million for the three months ended March 31, 2008 as compared to $2.7 million for the three months ended March 31, 2007. The increase was due to our higher average cash, cash equivalent and marketable securities balances during the three months ended March 31, 2008, primarily from the $331.0 million in proceeds we received in August 2007 from our alliance with Roche.
           Interest expense was $0.2 million for the three months ended March 31, 2008 as compared to $0.3 million for the three months ended March 31, 2007. Interest expense in each year related to borrowings under our lines of credit used to finance capital equipment purchases.
          Income tax expense, primarily as a result of our 2007 alliance with Roche, was $0.2 million for the three months ended March 31, 2008 as compared to zero for the three months ended March 31, 2007.
Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2008	2007
Net loss	$(1,239)	$(21,645)
Adjustments to reconcile net loss to net cash used in operating activities	6,474	11,222
Changes in operating assets and liabilities	(13,893)	(538)

Net cash used in operating activities	(8,658)	(10,961)
Net cash provided by (used in) investing activities	100,244	(49,852)
Net cash used in financing activities	(472)	(396)
Effect of exchange rate on cash	10	(84)

Net increase (decrease) in cash and cash equivalents	91,124	(61,293)
Cash and cash equivalents, beginning of period	105,157	127,955

Cash and cash equivalents, end of period	$196,281	$66,662

          Since we commenced operations in 2002, we have generated significant losses. As of March 31, 2008, we had an accumulated deficit of $227.2 million. As of March 31, 2008, we had cash, cash equivalents and marketable securities of $443.9 million, compared to cash, cash equivalents and marketable securities of $455.6 million as of December 31, 2007. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices. We have not recorded any significant impairment charges to our marketable securities as of March 31, 2008.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. Although this trend has continued in the three months ended March 31, 2008, our use of cash in our operating activities declined as compared to the three months ended March 31, 2007 due to our lower net loss and changes in our working capital. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture and depreciation and amortization. We had a decrease in deferred revenue of $13.1 million for the three months ended March 31, 2008, due to the recognition of revenues related to our Roche alliance. Additionally, collaboration receivables and accrued expenses and other decreased $4.6 million and $2.4 million, respectively, for the three months ended March 31, 2008. We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.
          Investing activities
          For the three months ended March 31, 2008, net cash provided by investing activities of $100.2 million resulted primarily from net sales of marketable securities of $103.2 million due primarily to the maturity of investments. Also included in our investing activities for the three months ended March 31, 2008 were purchases of property and equipment of $2.9 million related to the expansion of our Cambridge facility. For the three months ended March 31, 2007, net cash used in investing activities of $49.9 million resulted from net purchases of marketable securities of approximately $48.5 million as well as purchases of property and equipment of approximately $1.4 million.
          Financing activities
          For the three months ended March 31, 2008, net cash used in financing activities was $0.5 million as compared to $0.4 million used in financing activities for the three months ended March 31, 2007. The main components of net cash used in financing activities for the three months ended March 31, 2008 and 2007 consisted primarily of proceeds from option exercises.
          In March 2006, we entered into an agreement with Oxford Finance Corporation, or Oxford, to establish an equipment line of credit for up to $7.0 million to help support capital expansion of our facility in Cambridge, Massachusetts and capital equipment purchases. During 2006, we borrowed an aggregate of $4.2 million from Oxford pursuant to the agreement. In May 2007, we borrowed an aggregate of $1.0 million from Oxford pursuant to the agreement. These amounts are being repaid in 36 to 48 monthly installments. As of December 31, 2007, we were no longer able to draw down funds under the Oxford line of credit.
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
          As of March 31, 2008, we had an aggregate outstanding balance of $5.8 million under our loan agreements.
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
Contractual Obligations and Commitments
     The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in our contractual obligations and commitments since December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at March 31, 2008 would impact the net fair value of such interest-sensitive financial instruments by $1.1 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instrument. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to sub-prime rates. We have not recorded any significant impairment charges to our marketable securities as of March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We have experienced significant operating losses since our inception. As of March 31, 2008, we had an accumulated deficit of $227.2 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these alliances or contracts, meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
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
     We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision. In April 2008, Novartis notified us of its intent to fully exercise its right to purchase 213,888 shares of our common stock at a purchase price of $25.29 per share. The purchase by Novartis of these shares on May 8, 2008 resulted in an increase in Novartis’ ownership position to 13.4% of our outstanding common stock from 12.9% at March 31, 2008. While the exercise of these rights by Novartis provided us with $5.4 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
     At March 31, 2008, we had $443.9 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
Risks Related to Our Dependence on Third Parties
Our collaboration with Novartis is important to our business. If this collaboration is unsuccessful, Novartis terminates this collaboration or this collaboration results in competition between us and Novartis for the development of drugs targeting the same diseases, our business could be adversely affected.
     In October 2005, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis can select a defined but limited number of disease targets on an exclusive basis towards which the parties will collaborate to develop drug candidates. Novartis pays a portion of the costs to develop these drug candidates and will commercialize and market any products derived from this collaboration. In addition, Novartis pays us certain pre-determined amounts based on the achievement of pre-clinical and clinical milestones as well as royalties on the annual net sales of any products derived from this collaboration. The initial term of this collaboration expires in October 2008 but may be extended by Novartis for two additional one-year terms. Novartis may elect to terminate this collaboration in the event of a material uncured breach by us. We expect that a substantial amount of funding will come from this collaboration. If this collaboration is unsuccessful, or if it is terminated, our business could be adversely affected.
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
     In July 2007, we and, for limited purposes, Alnylam Europe, entered into a license and collaboration agreement with Roche. Under the license and collaboration agreement we granted Roche a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties as well as our collaboration agreements. The license is limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, which may be expanded to include other therapeutic areas under certain circumstances. As such, Roche could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Roche has significantly greater financial resources than we do and has far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Roche in the development of RNAi-based drugs targeting the same disease. Roche is required to make payments to us upon achievement of specified development and sales milestones set forth in the license and collaboration agreement and royalty payments based on worldwide annual net sales, if any, of RNAi therapeutic products by Roche, its affiliates and sublicensees. If Roche fails to successfully develop products using this technology, we may not receive any such milestone or royalty payments.
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
     In August 2007, DTRA awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus infection. This federal contract is expected to provide us with up to $38.6 million in funding through the second quarter of 2010 to develop RNAi therapeutics for hemorrhagic fever virus infection. This contract is with DTRA under its 2007 Medical Science and Technology Chemical and Biological Defense Transformational Medical Technologies Initiative, the mission of which is to provide state-of-the-art defense capabilities to United States military personnel by addressing traditional and non-traditional biological threats. Of the $38.6 million in funding, the government has committed to pay us up to $10.9 million through August 2008 and, subject to the progress of the program and budgetary considerations in future years, the remaining $27.7 million over the last two years of the contract. If we do not receive the $38.6 million we expect to receive under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection.

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
     Since we commenced operations in 2002, we have grown substantially. As of March 31, 2008, we had approximately 140 employees in our facility in Cambridge, Massachusetts. Our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
Risks Related to Our Industry
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates
Any drug candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.
     Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of RSV infection. In January 2008, we completed a Phase II trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. We commenced a second Phase II of ALN-RSV01 in April 2008 and intend to continue the clinical development of ALN-RSV01. However, we may not be able to further advance this or any other product candidate through clinical trials. If we successfully enter into clinical studies, the results from pre-clinical testing or early clinical trials of a drug candidate may not predict the results that will be obtained in subsequent human clinical trials. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
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
     Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. While issued patents are presumed valid, this does not guarantee that the patent will survive a validity challenge or be held enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, adjudged unenforceable or circumvented. Moreover, third parties or the USPTO may commence interference proceedings involving our patents or patent applications. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
     Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Adding to the uncertainty of our current intellectual property portfolio and our ability to secure and enforce future patent rights are the outcome of a legal dispute surrounding the implementation of certain continuation and claims rules promulgated by the USPTO, which were scheduled to take effect November 1, 2007, but which are now enjoined and on appeal), and the outcome of Congressional efforts to reform the Patent Act of 1952. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.
     We also rely to a certain extent on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.
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
     RNA interference is a relatively new scientific field that has generated many different patent applications from organizations and individuals seeking to obtain important patents in the field. We have obtained grants and issuances of RNAi patents and have licensed many of these patents on an exclusive basis. Our patents and patent applications claim many different methods, compositions and processes relating to the discovery, development and commercialization of RNAi therapeutics. As the field is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination and opposition proceedings in various patent offices, relating to patent rights in the RNAi field. Others may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Any attempt to circumvent or invalidate our intellectual property rights would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
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
     In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Isis, GeneCare Research Institute Co., Ltd., Benitec Ltd., Nastech Pharmaceutical Company Inc., Calando Pharmaceuticals, Inc., Tekmira, Quark Biotech, Inc. and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck was one of our collaborators and a licensee under our intellectual property for specified disease targets until September 2007, at which time we and Merck agreed to terminate our collaboration. As a result of its acquisition of Sirna in December 2006, and in light of the mutual termination of our collaboration, Merck, which has substantially more resources and experience in developing drugs than we do, may become a direct competitor.
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
     Following their purchase in May 2008 of an additional 213,888 shares of our common stock, Novartis holds 13.4% of our outstanding common stock. This concentration of ownership may harm the market price of our common stock by:
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

ALNYLAM PHARMACEUTICALS, INC.
Date: May 9, 2008	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)