Form 10-Q
period 2008-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2008-08-08
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of July 31, 2008, the registrant had 41,202,198 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007	3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007	4
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION	29

ITEM 1A. RISK FACTORS	29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	50

ITEM 6. EXHIBITS	50

SIGNATURES	51
Ex-10.1 License and Collaboration Agreement entered into as of May 27, 2008 by and among Takeda Pharmaceutical Company Limited and the Registrant
Ex-31.1 Certification of principal executive officer pursuant to Rule 13a-14(a)
Ex-31.2 Certification of principal financial officer pursuant to Rule 13a-14(a)
Ex-32.1 Certification of principal executive officer pursuant to Rule 13a-14(b)
Ex-32.2 Certification of principal financial officer pursuant to Rule 13a-14(b)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$247,536	$105,157
Marketable securities	290,787	350,445
Collaboration receivables	5,126	5,031
Prepaid expenses and other current assets	4,182	2,926
Restricted cash	3,000	—

Total current assets	550,631	463,559
Property and equipment, net	18,853	13,810
Intangible assets, net	882	968
Restricted cash, net of current portion	3,152	6,152
Investment in joint venture (Regulus Therapeutics LLC)	6,412	9,129
Other assets	116	173

Total assets	$580,046	$493,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,240	$3,826
Accrued expenses	9,497	11,724
Income taxes payable	5,216	3,497
Current portion of notes payable	3,968	3,795
Deferred revenue	80,806	59,249

Total current liabilities	105,727	82,091
Deferred revenue, net of current portion	268,868	204,067
Deferred rent	5,074	5,200
Notes payable, net of current portion	938	2,963
Other long-term liabilities	270	302

Total liabilities	380,877	294,623

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 41,093,374 and 40,772,967 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	411	408
Additional paid-in capital	440,410	424,453
Accumulated other comprehensive (loss) income	(1,660)	300
Accumulated deficit	(239,992)	(225,993)

Total stockholders’ equity	199,169	199,168

Total liabilities and stockholders’ equity	$580,046	$493,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues from research collaborators	$23,833	$9,133	$46,025	$16,350

Operating expenses:

Research and development (1)	29,558	18,813	49,835	45,484

General and administrative (1)	7,106	5,273	12,978	9,813

Total operating expenses	36,664	24,086	62,813	55,297

Loss from operations	(12,831)	(14,953)	(16,788)	(38,947)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics LLC)	(1,605)	—	(3,234)	—
Interest income	3,547	2,578	8,249	5,268
Interest expense	(208)	(275)	(440)	(561)
Other expense	(412)	(41)	(330)	(96)

Total other income (expense)	1,322	2,262	4,245	4,611

Loss before income taxes	(11,509)	(12,691)	(12,543)	(34,336)
Provision for income taxes	(1,251)	—	(1,456)	—

Net loss	$(12,760)	$(12,691)	$(13,999)	$(34,336)

Net loss per common share — basic and diluted	$(0.31)	$(0.34)	$(0.34)	$(0.92)

Weighted average common shares used to compute basic and diluted net loss per common share	40,908	37,534	40,821	37,454

Comprehensive loss:
Net loss	$(12,760)	$(12,691)	$(13,999)	$(34,336)
Foreign currency translation	(499)	28	(489)	82
Unrealized loss on marketable securities	(1,808)	(94)	(1,472)	(165)

Comprehensive loss	$(15,067)	$(12,757)	$(15,960)	$(34,419)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,857	$864	$5,171	$2,020
General and administrative	1,691	922	3,197	1,926
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,999)	$(34,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,297	2,132
Deferred income tax provision	32	—
Non-cash stock-based compensation	8,886	3,946
Non-cash license expense	—	7,909
Charge for 401(k) company stock match	192	139
Equity in loss of joint venture (Regulus Therapeutics LLC)	2,717	—
Changes in operating assets and liabilities:
Proceeds from landlord for tenant improvements	581	295
Collaboration receivables	(95)	(1,785)
Prepaid expenses and other assets	(1,256)	186
Accounts payable	2,414	1,583
Income taxes payable	1,221	—
Accrued expenses and other	(2,998)	5,563
Deferred revenue	86,358	(4,984)

Net cash provided by (used in) operating activities	86,350	(19,352)

Cash flows from investing activities:
Purchases of property and equipment	(7,198)	(2,849)
Purchases of marketable securities	(283,536)	(128,691)
Sales and maturities of marketable securities	341,722	107,692

Net cash provided by (used in) investing activities	50,988	(23,848)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,476	519
Proceeds from issuance of shares to Novartis	5,408	—
Proceeds from notes payable	—	957
Repayments of notes payable	(1,852)	(1,569)

Net cash provided by (used in) financing activities	5,032	(93)

Effect of exchange rate on cash	9	(198)

Net increase (decrease) in cash and cash equivalents	142,379	(43,491)
Cash and cash equivalents, beginning of period	105,157	127,955

Cash and cash equivalents, end of period	$247,536	$84,464

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
          The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options to purchase common stock	5,595	4,782	5,595	4,782
Unvested restricted common stock	57	—	57	—
Options that were exercised before vesting	—	14	—	17

	5,652	4,796	5,652	4,799

Fair Value Measurements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as to improve disclosures about those measures. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. In November 2007, the FASB deferred the effective date of SFAS 157 for certain nonfinancial and nonrecurring assets and liabilities. Other than the partial deferral, SFAS 157 became effective for the Company beginning in 2008. The partial adoption of SFAS 157 by the Company has had no impact on the Company’s operating results or financial position. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities. For recognition purposes, on a recurring basis, the Company is required to measure certain cash equivalents and available for sale investments at fair value. Changes in the fair value of these investments historically have been insignificant.
          The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	As of	Markets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$242,953	$213,081	$29,872	$—
Marketable securities (fixed income)	288,724	—	288,724	—
Marketable securities (equity holdings)	2,063	2,063	—	—

Total	$533,740	$215,144	$318,596	$—

          The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
          The Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not elected the fair value option for any of its financial assets or liabilities in the six months ended June 30, 2008.
Recent Accounting Pronouncements
          In December 2007, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. 01-9. EITF 07-1 will be effective for the Company beginning on January 1, 2009. The Company is evaluating the potential impact of EITF 07-1 on its consolidated financial statements.
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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for and reporting of noncontrolling or minority interests

(now called noncontrolling interest) in consolidated financial statements. SFAS 160 is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. The Company does not anticipate the adoption of SFAS 160 will have a material impact on its consolidated financial statements.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 will have a material impact on its consolidated financial statements.
2. NOTES PAYABLE
          In March 2006, the Company entered into an agreement with Oxford Finance Corporation (“Oxford”) to establish an equipment line of credit for up to $7.0 million to help support capital expansion of the Company’s facility in Cambridge, Massachusetts and capital equipment purchases. The agreement allowed the Company to draw down amounts under the line of credit through December 31, 2007 upon adherence to certain conditions. All borrowings under this line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. During 2006 and 2007, the Company borrowed an aggregate of $5.2 million from Oxford pursuant to the agreement at fixed rates ranging from 10.0% to 10.4%, maturing at various times through May 2011. As of June 30, 2008, there was $2.5 million outstanding under this line of credit with Oxford.
          In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. In June 2005, the parties amended the agreement to allow the Company to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. The outstanding principal bears interest at fixed rates of 9.25% to 10.25% and matures at various dates through December 2009. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the principal and interest due, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. As of June 30, 2008, there was $2.4 million outstanding under this line of credit with Lighthouse.
          At June 30, 2008, future cash payments under the notes payable to Lighthouse and Oxford, including interest, were as follows, in thousands:

Remainder of 2008	$2,134
2009	3,513
2010	480
2011	79

Total through 2011	6,206
Less: portion representing interest	1,300

Principal	4,906
Less: current portion	3,968
Long-term notes payable	$938

3. SIGNIFICANT AGREEMENTS
Roche Alliance
          In July 2007, the Company and, for limited purposes, Alnylam Europe, entered into a license and collaboration agreement (the “LCA”) with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffman-La Roche Inc. (together with Roche Basel, “Roche”). Under the LCA, which became effective in August 2007, the Company granted Roche a non-exclusive, worldwide, royalty-bearing license to the Company’s intellectual property to develop and commercialize therapeutic products that function through RNA interference (“RNAi”), subject to the Company’s existing contractual obligations to third parties. The license is limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, and the license may be expanded to include other therapeutic areas of up to approximately 20 additional fields upon payment of an additional specified amount for each field.
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
          Under the LCA, the Company and Roche also agreed to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets (“Discovery Collaboration”), subject to the Company’s existing contractual obligations to third parties. The Discovery Collaboration between Roche and the Company will be governed by a joint steering committee for a period of five years that is comprised of an equal number of representatives from each party. In exchange for the Company’s contributions to the Discovery Collaboration, Roche will be required to make additional milestone and royalty payments.
          In July 2007, the Company executed a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Roche Finance Ltd, an affiliate of Roche (“Roche Finance”). Under the terms of the Common Stock Purchase Agreement, on August 9, 2007, Roche Finance purchased 1,975,000 shares of the Company’s common stock at $21.50 per share, for an aggregate purchase price of $42.5 million. The Company recorded this issuance using the closing price of the Company’s common stock on August 9, 2007, the date the shares were issued to Roche. Based on the closing price of $25.98, the fair value of the shares issued was $51.3 million, which was $8.8 million in excess of the proceeds received from Roche for the issuance of the Company’s common stock. As a result, the Company allocated $8.8 million of the upfront payment from the LCA to the common stock issuance.
          In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a share purchase agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche Basel and Roche Finance (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, which became effective in August 2007, the Company created a new, wholly-owned German limited liability company (“Roche Kulmbach”), into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from the Company all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe Purchase Agreement also includes transition services performed by Roche Kulmbach employees at various levels through August 2008. The Company reimburses Roche for these services at an agreed-upon rate. The Company recorded as contra revenue (a reduction of revenues) $0.5 million and $0.8 million, respectively, for these services for the three and six months ended June 30, 2008.
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
          When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Application of this standard requires subjective determinations and requires management to make judgments about the value of each individual element and whether it is separable from the other aspects of the contractual relationship. The Company has determined that the deliverables under the Roche alliance include the license, the Alnylam Europe assets and employees, the steering committees (joint steering committee and future technology committee) and the services that the Company will be obligated to perform under the Discovery Collaboration. The Company has concluded that, pursuant to EITF 00-21, the license and assets of Alnylam Europe are not separable from the undelivered services (i.e., the steering committees and Discovery Collaboration services), and, accordingly the license and the services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Roche alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services will end, contractually, five years from the effective date of the LCA. The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Roche alliance. In particular, when the Discovery Collaboration commences, the Company may be able to make such an estimate. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method. As future milestones are achieved, and to the extent they are within the five-year term, the amounts will be recognized as revenue prospectively over the remaining period of performance.
Takeda Alliance
          In May 2008, the Company entered into a license and collaboration agreement (the “Takeda Collaboration Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) to pursue the development and commercialization of RNAi therapeutics. Under the Takeda Collaboration Agreement, the Company granted Takeda a non-exclusive, worldwide, royalty-bearing license to the Company’s intellectual property to develop, manufacture, use and commercialize RNAi therapeutics, subject to the Company’s existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions. Under the Takeda Collaboration Agreement, Takeda will be the Company’s exclusive platform partner in the Asian territory, as defined in the Takeda Collaboration Agreement, for a period of five years.
          In consideration for the rights granted to Takeda under the Takeda Collaboration Agreement, Takeda agreed to pay the Company $150.0 million in upfront and near-term technology transfer payments. In addition, the Company has the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda Collaboration Agreement. In June 2008, Takeda paid the Company $100.0 million of the upfront payments. Takeda is also required to make an additional $50.0 million in payments to the Company upon achievement of specified technology transfer milestones, $20.0 million of which is expected to be paid during 2008, $20.0 million of which is required to be paid within 12-24 months of execution of the Takeda Collaboration Agreement and $10.0 million of which is required to be paid within 24-36 months of execution of the Takeda Collaboration Agreement (collectively, the “Technology Transfer Milestones”). If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay the Company $50.0 million for each of up to approximately 20 total additional fields selected. In addition, Takeda is required to make payments to the Company upon achievement of development and commercialization milestones set forth in the Takeda Collaboration Agreement and royalty payments based on sales, if any, of RNAi therapeutic products by Takeda, its affiliates and sublicensees.
          Pursuant to the Takeda Collaboration Agreement, the Company and Takeda have also agreed to collaborate on the research of RNAi therapeutics directed to one or two disease targets agreed to by the parties (the “Research Collaboration”), subject to the Company’s existing contractual obligations with third parties. Takeda also has the option, subject to certain conditions, to collaborate with the Company on the research and development of RNAi drug delivery technology for targets agreed to by the parties. In addition, Takeda has a right of first negotiation for the development and commercialization of the Company’s RNAi therapeutic products in the Asian territory, excluding the Company’s ALN-RSV01 program. In addition to the 50-50 profit sharing option, the Company has a similar right of first negotiation to participate with Takeda in the development and commercialization in the United States of licensed products. The collaboration between the Company and Takeda is governed by a joint technology transfer committee (the “JTTC”), a joint research collaboration committee (the “JRCC”) and a joint delivery collaboration committee (the “JDCC”), each of which is be comprised of an equal number of representatives from each party.
          The Company has determined that the deliverables under the Takeda agreement include the license, the joint committees (the JTTC, JRCC and JDCC), the technology transfer activities and the services that the Company will be obligated to perform under the Research Collaboration. The Company has determined that, pursuant to EITF 00-21, the license and undelivered services (i.e., the joint committees and the Research Collaboration) are not separable and, accordingly, the license and services are being treated as a single unit of accounting.
          When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Takeda Collaboration Agreement, the last elements to be delivered are the JDCC and JTTC services, each of which has a finite life of no more than seven years. The Company is recognizing the upfront payment of $100.0 million and the $50.0 million of Technology Transfer Milestones on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research

Collaboration is largely unknown. As other milestones are achieved and the Company receives funding under the Research Collaboration, to the extent these events occur within the seven-year service period, the amounts will be recognized as revenue prospectively under the remaining period of performance. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Takeda Collaboration Agreement. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method.
          In addition, in connection with the Takeda Collaboration Agreement, the Company incurred $5.0 million of license fees payable to the Company’s licensors, primarily Isis Pharmaceuticals, Inc. (“Isis”), during the three months ended June 30, 2008, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.
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
          Under the terms of the Stock Purchase Agreement, in October 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance. Under the Investor Rights Agreement, the Company granted Novartis rights to acquire additional equity securities such that Novartis would be able to maintain its then-current ownership percentage in the Company, which as of June 30, 2008 was 13.3% of the Company’s outstanding common stock. Pursuant to terms of the Investor Rights Agreement, in April 2008, Novartis elected to fully exercise its right to purchase 213,888 shares of the Company’s common stock at a purchase price of $25.29 per share resulting in a payment to the Company of $5.4 million.
          Under the terms of the Collaboration and License Agreement, the parties will work together on a defined number of selected targets, as defined in the Collaboration and License Agreement, to discover and develop therapeutics based on RNAi. The Collaboration and License Agreement has an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2008, Novartis notified the Company that it was electing to extend the initial term for an additional one year through October 2009 and Novartis retains the right to extend the term for a second additional year, which right must be exercised no later than July 2009. Novartis made upfront payments totaling $10.0 million to the Company in October 2005 in consideration for the rights granted to Novartis under the Collaboration and License Agreement and to reimburse prior costs incurred by the Company to develop in vivo RNAi technology. In addition, the Collaboration and License Agreement includes terms under which Novartis will provide the Company with research funding and milestone payments as well as royalties on annual net sales of products resulting from the Collaboration and License Agreement. The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate the Company’s intellectual property relating to certain RNAi technology into Novartis’ operations under certain circumstances (the “Integration Option”), which Integration Option may be exercised during the term of our collaboration. In connection with the exercise of the Integration Option, Novartis will be required to make certain additional payments to the Company. The license grant under the Integration Option, if exercised, would be structured similarly to the Company’s non-exclusive platform licenses with Roche and Takeda.
          The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received from Novartis that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase. These payments, in addition to research funding and certain milestone payments, are amortized into revenue using the proportional performance method over the estimated duration of the Collaboration and License Agreement or ten years. Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.
          The Company believes the estimated term of the Collaboration and License Agreement includes the three-year term of the agreement, two one-year extensions at the election of Novartis, the first of which has been exercised by Novartis, and limited support as part of a technology transfer until the fifth anniversary of the termination of the agreement. Therefore, an expected term of ten years is used in the proportional performance model. The Company will evaluate the expected term when new information is known that could affect the Company’s estimate. In the event the Company’s period of performance is different than estimated, revenue recognition will be adjusted on a prospective basis.
Kyowa Hakko Alliance
          In June 2008, the Company entered into a License and Collaboration Agreement (the “Kyowa Hakko Agreement”) with Kyowa Hakko Kogyo Co., Ltd. (“Kyowa Hakko”). Under the Kyowa Hakko Agreement, the Company granted Kyowa Hakko an exclusive license to its intellectual property in Japan and other major markets in Asia (the “Licensed Territory”) for the development and commercialization of ALN-RSV01, an RNAi therapeutic for the treatment of respiratory syncytial virus (“RSV”) infection, for which the Company is currently conducting Phase II clinical trials. The Kyowa Hakko Agreement also covers additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program (“Additional Compounds”). The Company retains all development and commercialization rights worldwide excluding the Licensed Territory.
          Under the terms of the Kyowa Hakko Agreement, in June 2008, Kyowa Hakko paid the Company an upfront cash payment of $15.0 million. In addition, Kyowa Hakko is required to make payments to the Company upon achievement of specified development and sales milestones set forth in the Kyowa Hakko Agreement and royalty payments based on annual net sales, if any, of ALN-RSV01 by Kyowa Hakko, its affiliates and sublicenses in the Licensed Territory.
          The collaboration between Kyowa Hakko and the Company is governed by a joint steering committee that is comprised of an equal number of representatives from each party. Under the agreement, Kyowa Hakko is establishing a development plan for ALN-RSV01 relating to the development activities to be undertaken in the Licensed Territory, with the initial focus on Japan. Kyowa Hakko is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval of ALN-RSV01 in Japan, as well as for the regulatory approval and commercialization of the product in the Licensed Territory. The Company will be responsible for supply of the product to Kyowa Hakko under a supply agreement unless Kyowa Hakko elects, prior to the first commercial sale of the product in the Licensed Territory, to manufacture the product itself or arrange for a third party to manufacture the product.
          The Company has determined that the deliverables under the Kyowa Hakko Agreement include the license, the joint steering committee, the manufacturing services and any Additional Compounds. The Company has determined that, pursuant to EITF 00-21, the individual deliverables are not separable and, accordingly, must be accounted for as a single unit of accounting.
          When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. The Company is currently unable to reasonably estimate its period of performance under the Kyowa Hakko Agreement, as it is unable to estimate the timeline of its deliverables related to the fixed-price option granted to Kyowa Hakko for any Additional Compounds. The Company is deferring all revenue under the Kyowa Hakko Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Kyowa Hakko Agreement.
NIH Contract
          In September 2006, the Company was awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever viruses, including the Ebola virus, with the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”). The federal contract could provide the Company with up to $23.0 million in funding over a four-year period to develop RNAi therapeutics as anti-viral drugs targeting the Ebola virus. Of the $23.0 million in funding, the government initially committed to pay the Company up to $14.2 million over the first two years of the contract and, in June 2008, as a result of the progress of the program, the government awarded the Company an additional $7.5 million, to be paid through September 2009 for the third year of the contract. Revenue under government cost reimbursement contracts is recognized as the

Company performs the underlying research and development activities.
Department of Defense Contract
          In August 2007, the Company was awarded a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus with the Defense Threat Reduction Agency (“DTRA”) of the United States Department of Defense. The federal contract could provide the Company with up to $38.6 million in funding through February of 2011 to develop RNAi therapeutics for hemorrhagic fever virus infection. Of the $38.6 million in funding, the government has committed to pay the Company up to $10.9 million through February 2009, which term includes a six-month extension granted by DTRA in July 2008. Subject to the progress of the program and budgetary considerations in future years, the remaining $27.7 million may be paid over the last two years of the contract. Revenue under government cost reimbursement contracts is recognized as the Company performs the underlying research and development activities.
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
          In January 2007, the Company obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira Pharmaceuticals Corporation (“Tekmira”), formerly known as Inex Pharmaceuticals Corporation, for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In connection with its original agreement with Tekmira, the Company issued to Tekmira 361,990 shares of common stock. These shares had a value of $7.9 million at the time of issuance, which amount was expensed during the three months ended March 31, 2007. In May 2008, Tekmira acquired Protiva Biotherapeutics, Inc. (“Protiva”). In connection with this acquisition, the Company entered into new agreements with Tekmira and Protiva which provide the Company with access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. In addition, the Company made an equity investment of $5.0 million in Tekmira, purchasing 2,083,333 shares of Tekmira common stock at a price of $2.40 per share, which represented a premium of $1.00 per share, or an aggregate of $2.1 million. This premium was calculated as the difference between the purchase price and the closing price of Tekmira’s common stock on the effective date of the acquisition. The Company allocated this $2.1 million premium to the expansion of the Company’s access to key technology and intellectual property rights and, accordingly, recorded a charge to research and development expense during the three months ended June 30, 2008. The Company recorded this investment as an available-for-sale security in marketable securities on its condensed consolidated balance sheets. As of June 30, 2008, the Company’s stockholders’ equity includes $0.8 million of unrealized losses related to this strategic investment, as the decrease in fair value is deemed to be temporary.
5. INCOME TAXES
          During the three and six months ended June 30, 2008, the Company recorded income tax expense of approximately $0.2 million and $1.3 million, respectively. The Company provides income tax expense for federal alternative minimum tax, state and foreign taxes.
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
          The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty of realizing such benefits. At December 31, 2007, the Company had federal and state net operating loss carryforwards of $132.7 million and $145.5 million, respectively, available to reduce future taxable income, that will expire at various dates beginning in 2008 through 2027. At December 31, 2007, federal and state research and development and other credit carryforwards, available to reduce future tax liabilities, were $3.2 million and $2.5 million, respectively, and expire at various dates beginning in 2018 through 2027. At December 31, 2007, foreign tax credits, available to reduce future tax liabilities, were $3.1 million and expire in 2017. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code.
          On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”), which was issued in July 2006. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At June 30, 2008, the Company did not have any unrecognized tax benefits.
6. INVESTMENT IN JOINT VENTURE (REGULUS THERAPEUTICS LLC)
          In September 2007, the Company entered into a joint venture with Isis to create a new Delaware limited liability company, Regulus Therapeutics, to focus on the discovery, development and commercialization of microRNA therapeutics, a potential new class of drugs to treat the pathways of human disease. The Company and Isis own 49% and 51%, respectively, of Regulus Therapeutics.
          Under the terms of the limited liability company agreement among the Company, Isis and Regulus Therapeutics (the “LLC Agreement”), Regulus Therapeutics is operated as an independent company and governed by a managing board comprised of an equal number of directors appointed by each of the Company and Isis. In consideration for the Company’s and Isis’ initial interests in Regulus Therapeutics, each party granted Regulus Therapeutics exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus Therapeutics of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus Therapeutics.
          In connection with the execution of the LLC Agreement, the Company, Isis and Regulus Therapeutics entered into a license and collaboration agreement (the “Regulus Therapeutics Collaboration Agreement”) to pursue the discovery, development and commercialization of therapeutic products directed to microRNAs. The Company also executed a services agreement (the “Services Agreement”) with Isis and Regulus Therapeutics. Under the terms of the Services Agreement, the Company and Isis provide to Regulus Therapeutics certain research and development and general and administrative services for which they generally are paid by Regulus Therapeutics.
          In April 2008, Regulus Therapeutics entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop and commercialize up to four novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus Therapeutics received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million evidenced by a promissory note (guaranteed by Isis and the Company) that will convert into Regulus Therapeutics common stock under certain specified circumstances. Regulus Therapeutics could be eligible to receive development, regulatory and sales milestone payments for each of the microRNA-targeted therapeutics discovered and developed as part of the alliance. Regulus Therapeutics would also receive royalty payments on worldwide sales of products resulting from the alliance.
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

          The Company accounts for its investment in Regulus Therapeutics using the equity method of accounting. The Company is recognizing the first $10.0 million of losses of Regulus Therapeutics as equity in loss of joint venture in its condensed consolidated statements of operations because the Company is responsible for funding those losses through its initial $10.0 million cash contribution. Thereafter, the Company will recognize 49% of the income and losses of Regulus Therapeutics. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expenses. At June 30, 2008, the Company’s investment in the joint venture was $6.4 million, which is recorded as an investment in joint venture (Regulus Therapeutics LLC) in the condensed consolidated balance sheets under the equity method. The results of Regulus Therapeutics’ operations for the three and six months ended June 30, 2008 and 2007 are presented in the table below, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statement of Operations Data:
Net revenues	$656	$—	$748	$—
Operating expenses (1)	2,676	—	4,669	—

Loss from operations	(2,020)	—	(3,921)	—
Other income	67	—	149	—

Net loss	$(1,953)	$—	$(3,772)	$—

(1) Non-cash stock-based compensation included in operating expenses	$681	$—	$1,056	$—

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
          We are applying our technological expertise to build a pipeline of RNAi therapeutics to address significant medical needs, many of which cannot effectively be addressed with small molecules or antibodies, the current major classes of drugs. Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. We submitted an investigational new drug application, or IND, for ALN-RSV01 to the United States Food and Drug Administration, or FDA, in November 2005, and have completed a number of Phase I clinical trials carried out in both the United States and Europe. In these Phase I trials, ALN-RSV01 was found to be safe and well tolerated when administered intranasally or by nebulizer. In February 2008, we reported positive results from our Phase II experimental infection clinical trial, referred to as the GEMINI study. The GEMINI study was designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01. In this study, ALN-RSV01 was found to be safe and well tolerated and demonstrated statistically significant anti-viral activity, including an approximately 40% reduction in viral infection and a 95% increase in infection-free patients (p<0.01), as compared to placebo. The results of our completed ALN-RSV01 clinical trials have been presented at medical conferences. In April 2008, we initiated a second Phase II human clinical trial to assess the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV.
          In pre-clinical development programs, which are programs for which we have established targeted timing for human clinical trials, we are working on a number of programs including:
•	ALN-VSP, an RNAi therapeutic we are developing for the treatment of liver cancers and potentially other solid tumors, is designed to target both vascular endothelial growth factor, or VEGF, and kinesin spindle protein, or KSP;

•	ALN-PCS, an RNAi therapeutic targeting a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia; and

•	ALN-HTT, an RNAi therapeutic for the treatment of Huntington’s disease, which we are developing in collaboration with Medtronic, Inc., or Medtronic.
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
          We also are working internally and with third-party collaborators to develop the capabilities to deliver our RNAi therapeutics directly to specific sites of disease, such as the delivery of ALN-RSV01 to the lungs, which we refer to as Direct RNAi™. In addition, we are working to extend our capabilities to advance the development of RNAi therapeutics that are administered by intravenous, subcutaneous or intramuscular approaches, which we refer to as Systemic RNAi™. In May of 2007, we entered into an agreement with the Massachusetts Institute of Technology, or MIT, Center for Cancer Research under which we are sponsoring an exclusive five-year research program focused on the delivery of RNAi therapeutics.
         In addition, during 2007, we obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira Pharmaceuticals Corporation, or Tekmira, formerly known as Inex Pharmaceuticals Corporation, for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In May 2008, Tekmira acquired Protiva Biotherapeutics, Inc., or Protiva. In connection with this acquisition, we entered into new agreements with Tekmira and Protiva, which provide us access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. Under the new agreements with Tekmira and Protiva, we continue to have exclusive rights to the Semple (U.S. Patent No. 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents, which we believe are critical for the use of cationic liposomal delivery technology. In connection with these new agreements, we granted the combined entity InterfeRxTM licenses to discover, develop and commercialize RNAi therapeutics towards seven gene targets, a number that includes three previously announced InterfeRx licenses granted to Tekmira as part of its January 2007 agreement. In return for these licenses, we are eligible to receive milestone fees and royalties on future targets, if any. Under these agreements, we have retained the option to co-develop and co-commercialize any products targeting polo-like kinase 1, or PLK1, one of the seven gene targets for which the new company has an InterfeRx license, for the treatment of certain cancers. PLK1 SNALP is an RNAi therapeutic formulated with Tekmira’s stable nucleic acid-lipid particles, or SNALP, technology, which has been shown to be involved in the growth of certain types of solid tumors and has been shown in preclinical studies to selectively kill cancer cells. We have the right to exercise this option until the commencement of Phase II clinical trials.
          As noted above, we are developing ALN-VSP, a systemically delivered RNAi therapeutic, for the treatment of liver cancers and potentially other solid tumors. ALN-VSP comprises two siRNAs in a liposomal formulation. In March 2008, we presented data from our ALN-VSP program, which were generated using SNALP technology. We also have rights to use SNALP technology in the advancement of our other systemically delivered RNAi therapeutic programs, including ALN-PCS for the treatment of hypercholesterolemia.
          In connection with Tekmira’s acquisition of Protiva, we made an equity investment of $5.0 million in Tekmira, purchasing 2,083,333 shares of Tekmira common stock at a price of $2.40 per share, which represented a premium of $1.00 per share, or an aggregate of $2.1 million. This premium was calculated on the difference between the purchase price and the closing price of Tekmira’s common stock on the effective date of the acquisition. We allocated this $2.1 million premium to the expansion of our access to key technology and intellectual property rights and, accordingly, recorded a charge to research and development expense during the three months ended June 30, 2008, as it was deemed a payment for research to be conducted by the combined entity on our behalf relating to systemic delivery of RNAi therapeutics with liposomal delivery technologies. In addition, we and Tekmira cancelled our $5.0 million capital equipment loan to Tekmira, which was never drawn down by Tekmira.
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
          In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies. During the three months ended June 30, 2008, we formed alliances with Takeda Pharmaceutical Company Limited, or Takeda, and Kyowa Hakko Kogyo Co., Ltd., or Kyowa Hakko. We also have existing alliances with a number of other leading companies, including F. Hoffmann-La Roche Ltd, or Roche, Novartis Pharma AG, or Novartis, Medtronic and Biogen Idec Inc., or Biogen Idec. In addition, we have entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH, and the Defense Threat Reduction

Agency, or DTRA, an agency of the United States Department of Defense, or DoD. We have established collaborations with and, in some instances, received funding from, a number of major medical and disease associations, including The University of Texas Southwestern Medical Center, or UTSW, the Mayo Clinic, The Michael J. Fox Foundation and the Cystic Fibrosis Foundation Therapeutics, or CFTT.
          To further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. One such company, MDRNA, Inc. (formerly Nastech Pharmaceutical Company, Inc.), acquired an exclusive single-target InterfeRx license from us in July 2005 to discover, develop and commercialize RNAi therapeutics directed against TNF-alpha, a protein associated with inflammatory diseases including rheumatoid arthritis. That agreement specified a three-year discovery period with an option to convert a research program to a development and commercialization program. In July 2008, our agreement with MDRNA, and all grants to MDRNA of our intellectual property, expired.
          In May 2008, we entered into a license and collaboration agreement with Takeda to pursue the development and commercialization of RNAi therapeutics. Under the Takeda agreement, we granted to Takeda a non-exclusive, worldwide, royalty-bearing license to our intellectual property to develop, manufacture, use and commercialize RNAi therapeutics, subject to our existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions. In consideration for the rights granted to Takeda under the Takeda agreement, Takeda agreed to pay us $150.0 million in upfront and near-term technology transfer payments. In addition, we have the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda agreement. In June 2008, Takeda paid us $100.0 million in upfront payments and is required to make an additional $50.0 million in near-term payments to us upon achievement of specified technology transfer milestones. If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay us $50.0 million for each of up to approximately 20 total additional fields selected. In addition, Takeda is required to make payments to us upon achievement of development and commercialization milestones set forth in the Takeda agreement, and royalty payments based on sales, if any, of RNAi therapeutic products by Takeda, its affiliates and sublicensees. Please refer to the section below entitled “Strategic Alliances” for a more complete description of the Takeda agreement.
          In June 2008, we entered into a license and collaboration agreement with Kyowa Hakko under which we granted Kyowa Hakko an exclusive license to our intellectual property in Japan and other major markets in Asia for the development and commercialization of ALN-RSV01 for the treatment of RSV infection. The Kyowa Hakko agreement also covers additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program. We retain all development and commercialization rights worldwide excluding the licensed territory. Under the terms of the Kyowa Hakko agreement, Kyowa Hakko paid us an upfront cash payment of $15.0 million. In addition, Kyowa Hakko is required to make payments to us upon achievement of specified development and sales milestones set forth in the Kyowa Hakko agreement, and royalty payments based on annual net sales, if any, of ALN-RSV01 by Kyowa Hakko, its affiliate and sublicenses in the licensed territory. Please refer to the section below entitled “Strategic Alliances” for a more complete description of the Kyowa Hakko agreement.
          In July 2008, Novartis notified us that it was electing to extend the initial three-year term of our collaboration and license agreement for an additional one year through October 2009. Under the term of the Novartis agreement, Novartis has the option to extend for one additional year following this extension.
          In September 2007, we and Isis Pharmaceuticals, Inc., or Isis, established Regulus Therapeutics LLC, or Regulus Therapeutics, a joint venture focused on the discovery, development and commercialization of microRNA therapeutics. Because microRNAs are believed to regulate whole networks of genes that can be involved in discrete disease processes, microRNA therapeutics represent a possible new approach to target the pathways of human disease. Regulus Therapeutics combines our and Isis’ technologies, know-how and intellectual property relating to microRNA therapeutics.
          During the second quarter of 2008, we also expanded our technology platform with the acquisition of RNA activation, or RNAa, technology. As part of our overall leadership on RNA therapeutics, including RNAi and microRNA therapeutics, we consolidated key intellectual property in the emerging biological field of RNAa. RNAa technology has potential for the activation of gene expression with applications in certain genetic diseases and cancer. We completed exclusive license agreements with UTSW, University of California San Francisco and the Salk Institute for Biological Studies. RNAa technology represents a potential new product platform in our efforts to advance innovative medicines to patients.

          Alnylam commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of June 30, 2008, we had an accumulated deficit of $240.0 million. Through June 30, 2008, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through June 30, 2008, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda, Novartis and Merck & Co., Inc., or Merck, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding and license fee revenues.
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
Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Our most advanced program is focused on the treatment of RSV infection. Our other development programs are focused on the treatment of liver cancers and potentially other solid tumors, hypercholesterolemia and Huntington’s disease. We also have discovery programs to develop RNAi therapeutics for the treatment of a broad range of diseases, such as viral hemorrhagic fever, including the Ebola virus, PML, pandemic flu, Parkinson’s disease, CF, several other diseases that are the subject of our collaboration with Novartis, and other undisclosed programs. In addition, we are working internally and with third-party collaborators to develop the capabilities to deliver our RNAi therapeutics both directly to the specific sites of disease and systemically, and we intend to continue to collaborate with academic and corporate third parties to evaluate different delivery options.
          There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and efficacy of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to progress product candidates into pre-clinical and clinical trials;

•	the scope, rate and progress of our pre-clinical trials and other research and development activities, particularly those related to developing safe and effective ways of delivering siRNAs into cells and tissues;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaborative, licensing and other arrangements that we may establish;

•	the cost, timing and success of regulatory filings and approvals;

•	the cost and timing of establishing sufficient sales, marketing and distribution capabilities;

•	the cost and timing of establishing sufficient clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.
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
Strategic Alliances
          A significant component of our business plan is to enter into strategic alliances and collaborations with pharmaceutical and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, technical resources and intellectual property to further our development efforts and to generate revenues. We have entered into license agreements with Max Planck Innovation, Tekmira, MIT and Isis, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. In addition, our collaboration strategy is to form (1) non-exclusive platform alliances where our collaborators obtain access to our capabilities and intellectual property to develop their own RNAi therapeutic products and (2) 50/50 co-development and/or ex-U.S. market geographic collaborations on specific RNAi therapeutic programs. We have entered into broad, non-exclusive platform license agreements with Roche and Takeda, under which we will also collaborate with each of Roche and Takeda on RNAi drug discovery for one or more disease targets. We also have discovery and development alliances with Novartis, Biogen Idec and Medtronic. Two of the programs we are pursuing under our alliances with Novartis and Medtronic are 50/50 co-development programs. In addition, we have entered into a license and collaboration agreement with Kyowa Hakko, under which we granted Kyowa Hakko an exclusive license to our intellectual property in Japan and other major markets in Asia for the development and commercialization of ALN-RSV01 for the treatment of RSV infection.
          We have also entered into contracts with government agencies, including NIAID and DTRA. We have established collaborations with and, in some instances, received funding from, a number of major medical and disease associations including UTSW, the Mayo Clinic, The Michael J. Fox Foundation and the CFTT. To further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics under our InterfeRx program and to research companies that commercialize RNAi reagents or services under our research products licenses. As of July 31, 2008, we had granted such licenses, on either an exclusive or nonexclusive basis, to approximately 20 companies, and options to take such licenses to two additional companies.
          Takeda Alliance. In May 2008, we entered into a license and collaboration agreement with Takeda to pursue the development and commercialization of RNAi therapeutics. Under the Takeda agreement, we granted to Takeda a non-exclusive, worldwide, royalty-bearing license to our intellectual property to develop, manufacture, use and commercialize RNAi therapeutics, subject to our existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions. Under the Takeda agreement, Takeda will be our exclusive platform partner in the Asian territory, as defined in the agreement, for a period of five years.
          In consideration for the rights granted to Takeda under the Takeda agreement, Takeda agreed to pay us $150.0 million in upfront and near-term technology transfer payments. In addition, we have the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda agreement. In June 2008, Takeda paid us $100.0 million of the upfront payments. Takeda is also required to make an additional $50.0 million in payments to us upon achievement of specified technology transfer milestones, $20.0 million of which is expected to be paid during 2008, $20.0 million of which is required to be paid within 12-24 months of execution of the agreement and $10.0 million of which is required to be paid within 24-36 months of execution of the agreement. If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay us $50.0 million for each of up to approximately 20 total additional fields selected. In addition, Takeda is required to make payments to us upon achievement of development and commercialization milestones set forth in the Takeda agreement and royalty payments based on sales, if any, of RNAi therapeutic products by Takeda, its affiliates and sublicensees.
          Pursuant to the Takeda agreement, we and Takeda have also agreed to collaborate on the research of RNAi therapeutics directed to one or two disease targets agreed to by the parties, subject to our existing contractual obligations with third parties. Takeda also has the option, subject to certain conditions, to collaborate with us on the research and development of RNAi drug delivery technology for targets agreed to by the parties. In addition, Takeda has a right of first negotiation for the development and commercialization of our RNAi therapeutic products in the Asian territory, excluding our ALN-RSV01 program. In addition to our 50-50 profit sharing option, we have a similar right of first negotiation to participate with Takeda in the development and commercialization in the United States of licensed products. The collaboration is governed by a joint technology transfer committee, or JTTC, a joint research collaboration committee, or JRCC, and a joint delivery collaboration committee, or JDCC, each of which is comprised of an equal number of representatives from each party.
          The term of the Takeda agreement generally ends upon the later of (i) the expiration of our last-to-expire patent covering a licensed product and (ii) the last-to-expire term of a profit sharing agreement in the event we elect to enter into such an agreement. The Takeda agreement may be terminated by either party in the event the other party fails to cure a material breach under the agreement. In addition, after the first anniversary of the effective date of the Takeda agreement, Takeda may terminate the agreement on a licensed product-by-licensed product or country-by-country basis upon 180-days prior written notice to us provided, however, that Takeda is required to continue to make royalty payments to us for the duration of the royalty term with respect to a licensed product.
          We have determined that the deliverables under the Takeda agreement include the license, the joint committees (the JTTC, JRCC and JDCC), the technology transfer activities and the services that we will be obligated to perform under the research collaboration with Takeda. We have determined that, pursuant to Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, the license and undelivered services (i.e., the joint committees and the research collaboration) are not separable and, accordingly, the license and services are being treated as a single unit of accounting.
          When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition pattern on the final deliverable. Under the Takeda agreement, the last elements to be delivered are the JDCC and JTTC services, each of which has a finite life of no more than seven years. We are recognizing the upfront payment of $100.0 million and the $50.0 million of technology transfer milestones on a straight-line basis over seven years because we are unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the research collaboration is largely unknown. As future milestones are achieved and we receive funding under the research collaboration, to the extent these events are within the seven-year service period, the amounts will be recognized as revenue prospectively under the remaining period of performance. We will continue to reassess whether we can reasonably estimate the level of effort required to fulfill our obligations under the Takeda agreement. When, and if, we can make a reasonable estimate of our remaining efforts under the collaboration, we would modify our method of recognition and utilize a proportional performance method.
          In addition, in connection with the Takeda agreement, we incurred $5.0 million of license fees payable to our licensors, primarily Isis, during the three months ended June 30, 2008, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.
          Kyowa Hakko Alliance. In June 2008, we entered into a license and collaboration agreement with Kyowa Hakko. Under the Kyowa Hakko agreement, we granted Kyowa Hakko an exclusive license to our intellectual property in Japan and other major markets in Asia for the development and commercialization of ALN-RSV01 for the treatment of RSV infection. The Kyowa Hakko agreement also covers additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program. We retain all development and commercialization rights worldwide excluding the licensed territory.
          Under the terms of the Kyowa Hakko agreement, in June 2008, Kyowa Hakko paid us an upfront cash payment of $15.0 million. In addition, Kyowa Hakko is required to make payments to us upon achievement of specified development and sales milestones set forth in the Kyowa Hakko agreement, and royalty payments based on annual net sales, if any, of ALN-RSV01 by Kyowa Hakko, its affiliates and sublicenses in the licensed territory.
          Our collaboration with Kyowa Hakko is governed by a joint steering committee that is comprised of an equal number of representatives from each party. Under the agreement, Kyowa Hakko is establishing a development plan for ALN-RSV01 relating to the development activities to be undertaken in the licensed territory, with the initial focus on Japan. Kyowa Hakko is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval of ALN-RSV01 in Japan, as well as for the regulatory approval and commercialization of the product in the licensed territory. We will be responsible for supply of the product to Kyowa Hakko under a supply agreement unless Kyowa Hakko elects, prior to the first commercial sale of the product in the licensed territory, to manufacture the product itself or arrange for a third party to manufacture the product.

          The term of the Kyowa Hakko agreement generally ends on a country-by-country basis upon the later of (i) the expiration of our last-to-expire patent covering a licensed product and (ii) the tenth anniversary of the first commercial sale in the country of sale. The Kyowa Hakko agreement may be terminated by either party in the event the other party fails to cure a material breach under the agreement. In addition, Kyowa Hakko may terminate the agreement without cause upon 180-days prior written notice to us, subject to certain conditions.
          We have determined that the deliverables under the Kyowa Hakko agreement include the license, the joint steering committee, the manufacturing services and any additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program. We have determined that pursuant to EITF 00-21, the individual deliverables are not separable and, accordingly, must be accounted for as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition pattern on the final deliverable. We are currently unable to reasonably estimate our period of performance under the Kyowa Hakko agreement, as we are unable to estimate the timeline of our deliverables related to the fixed-price option granted to Kyowa Hakko for any additional compounds. We are deferring all revenue under the Kyowa Hakko agreement until we are able to reasonably estimate our period of performance. We will continue to reassess whether we can reasonably estimate the period of performance to fulfill our obligations under the Kyowa Hakko agreement.
Joint Venture (Regulus Therapeutics LLC)
          In September 2007, we and Isis established Regulus Therapeutics, a joint venture focused on the discovery, development and commercialization of microRNA therapeutics. Because microRNAs are believed to regulate whole networks of genes that can be involved in discrete disease processes, microRNA therapeutics represent a new approach to target the pathways of human disease. Regulus Therapeutics combines the strengths and assets of our and Isis’ technologies, know-how and intellectual property relating to microRNA therapeutics. In addition, we believe Regulus Therapeutics has assembled a strong leadership team, as well as leading authorities in the field of microRNA research to lead this new venture.
           Regulus Therapeutics’ most advanced program is a microRNA therapeutic that targets miR-122 for the treatment of hepatitis C virus, or HCV, infection, a significant disease worldwide for which emerging therapies target viral genes and, therefore, are prone to viral resistance. Regulus Therapeutics is targeting miR-122, an endogenous host gene required for viral infection by HCV. In addition to the miR-122 program, Regulus Therapeutics is also actively exploring additional areas for development of microRNA therapeutics, including cancer, other viral diseases, metabolic disorders and inflammatory diseases.
          In April 2008, Regulus Therapeutics entered into a worldwide strategic alliance with GlaxoSmithKline, or GSK, to discover, develop and market novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus Therapeutics received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million evidenced by a promissory note (guaranteed by Isis and us) that will convert into Regulus Therapeutics common stock under certain specified circumstances. Regulus Therapeutics could also be eligible to receive development, regulatory and sales milestone payments for each of the four microRNA-targeted therapeutics discovered and developed as part of the alliance, and would also receive royalty payments on worldwide sales of products resulting from the alliance.
          We and Isis own 49% and 51%, respectively, of Regulus Therapeutics. Regulus Therapeutics is operated as an independent company with a separate board of directors, scientific advisory board and management team. In connection with the execution of the limited liability company agreement, we, Isis and Regulus Therapeutics entered into a license and collaboration agreement to pursue the discovery, development and commercialization of therapeutic products directed to microRNAs. We made an initial cash contribution to Regulus Therapeutics of $10.0 million, resulting in us and Isis making initial capital contributions to Regulus Therapeutics of approximately equal aggregate value.
          In connection with the execution of the limited liability company agreement and the license and collaboration agreement, we also executed a services agreement with Isis and Regulus Therapeutics. Under the terms of the services agreement, we and Isis provide to Regulus Therapeutics, for the benefit of Regulus Therapeutics, certain research and development and general and administrative services. Pursuant to this agreement, we and Isis generally are paid by Regulus Therapeutics for these services.
Intellectual Property
     The strength of our intellectual property portfolio relating to the development and commercialization of siRNAs as therapeutics is essential to our business strategy. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim fundamental features of siRNAs and RNAi therapeutics, as well as various chemical modifications and delivery technologies. Specifically, we have amassed a portfolio of patents, patent applications and other intellectual property covering: fundamental aspects of the structure and uses of siRNAs, including their use as therapeutics, and RNAi-related mechanisms; chemical modifications to siRNAs that improve their suitability for therapeutic uses; siRNAs directed to specific targets as treatments for particular diseases; and delivery technologies, such as in the field of cationic liposomes.
     We believe that no other company possesses a portfolio of such broad and exclusive rights to the fundamental RNAi patents and patent applications required for the development and commercialization of RNAi therapeutics. We continue to grow our portfolio through the consistent creation of new technology in this field. In addition, we are very active in our evaluation of third-party technology, as most recently evidenced by our new agreements with Tekmira and Protiva and our acquisition of the intellectual property in the emerging biological field of RNAa.
     Our expertise in RNAi therapeutics and the strength of our broad intellectual property estate are evidenced by our alliances with leading companies, including Medtronic, Novartis, Biogen Idec, Roche, Takeda and Kyowa Hakko, as well as our license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.
     Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights against any challenges that may arise in this area.
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
     Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues from research collaborators	$23,833	$9,133	$46,025	$16,350
Operating expenses	36,664	24,086	62,813	55,297
Loss from operations	(12,831)	(14,953)	(16,788)	(38,947)
Net loss	$(12,760)	$(12,691)	$(13,999)	$(34,336)
Revenues
          The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Roche	$13,365	$—	$26,776	$—
Government contract	4,030	3,187	8,963	4,217
Novartis	3,172	4,440	6,424	8,525
Takeda	2,074	—	2,074	—
Other research collaborator	230	1,363	468	2,835
InterfeRx program, research reagent licenses and other	962	143	1,320	773

Total net revenues from research collaborators	$23,833	$9,133	$46,025	$16,350

          Revenues increased significantly for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily as a result of our August 2007 alliance with Roche, as well as our May 2008 alliance with Takeda. We received upfront payments totaling $331.0 million under the Roche alliance, of which $51.3 million was allocated to the purchase of 1,975,000 of our shares issued under the common stock purchase agreement and $278.2 million is being recognized as revenue on a straight-line basis over five years. The Alnylam Europe stock purchase agreement also includes transition services to be performed by Roche Kulmbach employees at various levels through August 2008. We reimburse Roche for these services at an agreed-upon rate. We recorded as contra revenue (a reduction of revenues) $0.5 million and $0.8 million for these services during the three and six months ended June 30, 2008, respectively. In addition, in June 2008, we received upfront cash payments totaling $100.0 million under the Takeda alliance. Takeda is also required to make an additional $50.0 million in near-term payments to us upon achievement of specified technology transfer milestones. The $150.0 million in payments made or due to us under the Takeda alliance are being recognized as revenue on a straight-line basis over seven years.
          For the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, government contract revenues increased as a result of our collaboration with DTRA, which began in the third quarter of 2007.
          The decrease in Novartis revenues in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 was due primarily to a decrease in revenues recorded under the broad Novartis alliance. The decrease in Novartis revenues was also due to a reduction in the number of resources allocated to, as well as lower external expense reimbursement under, our Novartis flu alliance, as a result of the shift in focus during mid-2007 on additional pre-clinical research prior to advancing the pandemic flu program into development.
          Other research collaborator revenues decreased in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 due to a reduction in the number of resources allocated to, as well as lower external expense reimbursement under, our collaboration with Biogen Idec. The pace and scope of future development under this collaboration is the responsibility of Biogen Idec. We expect limited resources to be expended on this program for the remainder of 2008.
          Total deferred revenue of $349.7 million at June 30, 2008 consists of payments received from collaborators, primarily Roche, Takeda and Kyowa Hakko, that we have yet to recognize pursuant to our revenue recognition policies.
          For the foreseeable future, we expect our revenues to continue to be derived primarily from alliances with Roche and Takeda, as well as other strategic alliances, collaborations, government contracts and licensing activities.
Operating expenses
          The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

			Three
	Three Months	% of Total	Months	% of Total
	Ended	Operating	Ended	Operating	Increase
	June 30, 2008	Expenses	June 30, 2007	Expenses	$	%
Research and development	$29,558	81%	$18,813	78%	$10,745	57%
General and administrative	7,106	19%	5,273	22%	1,833	35%

Total operating expenses	$36,664	100%	$24,086	100%	$12,578	52%

				% of
	Six Months	% of Total	Six Months	Total
	Ended	Operating	Ended	Operating	Increase
	June 30, 2008	Expenses	June 30, 2007	Expenses	$	%
Research and development	$49,835	79%	$45,484	82%	$4,351	10%
General and administrative	12,978	21%	9,813	18%	3,165	32%

Total operating expenses	$62,813	100%	$55,297	100%	$7,516	14%

     Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three		Three
	Months		Months
	Ended	% of	Ended	% of
	June 30,	Expense	June 30,	Expense	Increase (Decrease)
	2008	Category	2007	Category	$	%
Research and development
License fees	$7,414	25%	$93	1%	$7,321	7,872%
External services	6,936	23%	5,686	30%	1,250	22%
Compensation and related	4,262	14%	3,306	18%	956	29%
Non-cash stock-based compensation	2,857	10%	864	5%	1,993	231%
Facilities-related	2,596	9%	2,138	11%	458	21%
Lab supplies and materials	2,417	8%	1,416	8%	1,001	71%
Clinical trial and manufacturing	2,395	8%	4,764	25%	(2,369)	(50%)
Other	681	3%	546	2%	135	25%

Total research and development expenses	$29,558	100%	$18,813	100%	$10,745	57%

          Research and development expenses increased significantly in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due primarily to an increase in license fees consisting of $5.0 million in payments due to certain entities, primarily Isis, as a result of the Takeda alliance, as well as a charge of $2.1 million in connection with our Tekmira investment in May 2008. In addition, there was an increase in external services resulting from higher expenses in the three months ended June 30, 2008 related to our RSV program, our pre-clinical programs for the treatment of liver cancer and Huntington’s disease and our government programs. The increase in compensation and related expenses and lab supplies and materials was due to the increase in research and development headcount over the past year to support our alliances and expanding product pipeline. The increase in non-cash stock-based compensation was due to the increase in research and development headcount, as well as higher non-employee stock compensation charges.
          Partially offsetting these increases, clinical trial and manufacturing expenses decreased in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 as a result of higher clinical and manufacturing expenses in the prior period in support of our clinical program for RSV, for which we began Phase II trials in June 2007.
          We expect to continue to devote a substantial portion of our resources to research and development expenses and, excluding the impact of the license fees we paid as a result of the Takeda alliance in June 2008, as well as the charge for the premium we paid on the Tekmira common stock purchase in May 2008, we expect that research and development expenses will increase for the remainder of 2008 as we continue development of our and our collaborators’ product candidates and focus on delivery-related technologies.

	Six Months		Six Months
	Ended	% of	Ended	% of
	June 30,	Expense	June 30,	Expense	Increase (Decrease)
	2008	Category	2007	Category	$	%
Research and development
External services	$12,417	25%	$8,079	18%	$4,338	54%
Compensation and related	8,247	17%	6,612	15%	1,635	25%
License fees	7,451	15%	8,636	19%	(1,185)	(14%)
Clinical trial and manufacturing	7,035	14%	11,424	25%	(4,389)	(38%)
Non-cash stock-based compensation	5,171	10%	2,020	4%	3,151	156%
Facilities-related	4,509	9%	4,204	9%	305	7%
Lab supplies and materials	3,849	8%	3,403	7%	446	13%
Other	1,156	2%	1,106	3%	50	5%

Total research and development expenses	$49,835	100%	$45,484	100%	$4,351	10%

          Research and development expenses increased in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due primarily to an increase in external services resulting from higher expenses related to our government programs, our RSV program and our pre-clinical programs for the treatment of Huntington’s disease and liver cancer, as well as higher expenses associated with our delivery-related collaborations. The increase in compensation and related expenses and lab supplies and materials was due to the increase in research and development headcount over the past year to support our alliances and expanding product pipeline. The increase in non-cash stock-based compensation was due to the increase in research and development headcount, as well as higher non-employee stock compensation charges.
          Partially offsetting these increases, clinical trial and manufacturing expenses decreased in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 as a result of higher clinical and manufacturing expenses in the prior period in support of our clinical program for RSV, for which we began Phase II trials in June 2007. The decrease in license fees in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due primarily to a non-cash license fee of $7.9 million and a cash license fee of $0.4 million related to the issuance of our stock to Tekmira during the first quarter of 2007 in exchange for the worldwide exclusive license to Tekmira’s liposomal delivery formulation technology, partially offset by the $5.0 million in payments made in June 2008 to certain entities, primarily Isis, as a result of the Takeda alliance, as well as a charge of $2.1 million in connection with our new Tekmira license in May 2008.
          We do not track actual costs for most of our research and development programs or our personnel and personnel-related costs on a project-by-project basis because all of our programs are in the early stages of development. In addition, a significant portion of our research and development costs are not tracked by project as they benefit multiple projects or our technology platform. However, our collaboration agreements contain cost-sharing arrangements whereby certain costs incurred under the project are reimbursed. Costs reimbursed under the agreements typically include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. In addition, we are reimbursed under our government contracts for certain allowable costs including direct internal and external costs. As a result, although a significant portion of our research and development expenses are not tracked on a project-by-project basis, we do track direct external costs attributable to, and the actual time our employees worked on, our collaborations and government contracts.
          General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months
	Ended	Expense	Ended	% of Expense	Increase
	June 30, 2008	Category	June 30, 2007	Category	$	%
General and administrative
Consulting and professional services	$2,528	36%	$2,126	40%	$402	19%
Non-cash stock-based compensation	1,691	24%	922	17%	769	83%
Compensation and related	1,465	21%	1,092	21%	373	34%
Facilities-related	623	9%	587	11%	36	6%
Insurance	171	2%	152	3%	19	13%
Other	628	8%	394	8%	234	59%

Total general and administrative expenses	$7,106	100%	$5,273	100%	$1,833	35%

          The increase in general and administrative expenses during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was due primarily to higher consulting and professional service fees as a result of increased business development activities, higher non-cash stock-based compensation and an increase in general and administrative headcount over the past year to support our growth.

	Six Months	% of	Six Months
	Ended	Expense	Ended	% of Expense	Increase (Decrease)
	June 30, 2008	Category	June 30, 2007	Category	$	%
General and administrative
Consulting and professional services	$4,176	32%	$3,541	36%	$635	18%

	Six Months	% of	Six Months
	Ended	Expense	Ended	% of Expense	Increase (Decrease)
	June 30, 2008	Category	June 30, 2007	Category	$	%
Non-cash stock-based compensation	3,197	25%	1,926	20%	1,271	66%
Compensation and related	2,895	22%	2,088	21%	807	39%
Facilities-related	1,349	10%	1,025	10%	324	32%
Insurance	319	2%	328	3%	(9)	(3%)
Other	1,042	9%	905	10%	137	15%

Total general and administrative expenses	$12,978	100%	$9,813	100%	$3,165	32%

          The increase in general and administrative expenses during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due primarily to higher consulting and professional service fees as a result of increased business development activities, higher non-cash stock-based compensation and an increase in general and administrative headcount over the past year to support our growth.
          Other income (expense)
          We incurred $1.6 million and $3.2 million equity in loss of joint venture for the three and six months ended June 30, 2008, respectively, related to our share of the net losses incurred by Regulus Therapeutics, which was formed in September 2007.
          Interest income was $3.5 million and $8.2 million for the three and six months ended June 30, 2008, respectively, as compared to $2.6 million and $5.3 million for the three and six months ended June 30, 2007, respectively. The increase was due to our higher average cash, cash equivalent and marketable securities balances during the three and six months ended June 30, 2008, primarily from the $331.0 million in proceeds we received in August 2007 from our alliance with Roche and the $100.0 million in proceeds we received in June 2008 from our alliance with Takeda, partially offset by lower average interest rates during the three and six months ended June 30, 2008.
          Interest expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, as compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively. Interest expense in each year related to borrowings under our lines of credit used to finance capital equipment purchases.
          Income tax expense, primarily as a result of our 2007 alliance with Roche, was $1.3 million and $1.5 million for the three and six months ended June 30, 2008, respectively, as compared to zero for the three and six months ended June 30, 2007.
Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2008	2007
Net loss	$(13,999)	$(34,336)
Adjustments to reconcile net loss to net cash used in operating activities	14,124	14,126
Changes in operating assets and liabilities	86,225	858

Net cash provided by (used in) operating activities	86,350	(19,352)
Net cash provided by (used in) investing activities	50,988	(23,848)
Net cash provided by (used in) financing activities	5,032	(93)
Effect of exchange rate on cash	9	(198)

Net increase (decrease) in cash and cash equivalents	142,379	(43,491)
Cash and cash equivalents, beginning of period	105,157	127,955

Cash and cash equivalents, end of period	$247,536	$84,464

          Since we commenced operations in 2002, we have generated significant losses. As of June 30, 2008, we had an accumulated deficit of $240.0 million. As of June 30, 2008, we had cash, cash equivalents and marketable securities of $538.3 million, compared to cash, cash equivalents and marketable securities of $455.6 million as of December 31, 2007. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available for sale. Fair value is determined based on quoted market prices. We have not recorded any significant impairment charges to our marketable securities as of June 30, 2008.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. The increase in net cash provided by operating activities for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due primarily to the proceeds received from our May 2008 alliance with Takeda. Offsetting the proceeds from the Takeda alliance, the main components of our use of cash in operating activities for the six months ended June 30, 2008 consisted of the net loss and changes in our working capital. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash provided by or used in operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture and depreciation and amortization. We had an increase in deferred revenue of $86.4 million for the six months ended June 30, 2008, due primarily to the proceeds received from our Takeda and Kyowa Hakko alliances. Additionally, accrued expenses and other decreased $3.0 million for the six months ended June 30, 2008. We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to develop and advance our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.
          Investing activities
          For the six months ended June 30, 2008, net cash provided by investing activities of $51.0 million resulted primarily from net sales of marketable securities of $58.2 million due primarily to the maturity of investments. Also included in our investing activities for the six months ended June 30, 2008 were purchases of property and equipment of $7.2 million related to the expansion of our Cambridge facility. For the six months ended June 30, 2007, net cash used in investing activities of $23.8 million resulted from net purchases of marketable securities of $21.0 million as well as purchases of property and equipment of $2.8 million.
          Financing activities
          For the six months ended June 30, 2008, net cash provided by financing activities was $5.0 million as compared to $0.1 million used in financing activities for the six months ended June 30, 2007. The change in net cash provided by financing activities was due primarily to the proceeds of $5.4 million from our issuance of shares to Novartis in May 2008.
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
          As of June 30, 2008, we had an aggregate outstanding balance of $4.9 million under our loan agreements.
          Based on our current operating plan, we believe that our existing resources, together with the cash we expect to generate under our current alliances, including our Novartis, Roche and Takeda alliances, will be sufficient to fund our planned operations for at least the next several years, during which time we expect to further the development of our product candidates, conduct clinical trials, extend the capabilities of our technology platform and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop, commence clinical trials for and commercialize any product candidates.
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
Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, in May 2008, in connection with Tekmira’s acquisition of Protiva and our purchase of $5.0 million of Tekmira’s common stock, we and Tekmira cancelled our $5.0 million capital equipment loan to Tekmira, which was never drawn down by Tekmira.
Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board, or FASB, reached a consensus on EITF No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF No. 01-9. EITF 07-1 will be effective beginning on January 1, 2009. We are evaluating the potential impact of EITF 07-1 on our consolidated financial statements.
          In December 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 141R, “Business Combinations,” or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are evaluating the potential impact of SFAS 141R on our consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. SFAS 160 changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements. SFAS 160 is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. We do not anticipate the adoption of SFAS 160 will have a material impact on our consolidated financial statements.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS 162 will have a material impact on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at June 30, 2008 would impact the net fair value of such interest-sensitive financial instruments by $2.0 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instrument. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to sub-prime rates. We have not recorded any significant impairment charges to our marketable securities as of June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have experienced significant operating losses since our inception. As of June 30, 2008, we had an accumulated deficit of $240.0 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these alliances or contracts, meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
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
     We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision. In April 2008, Novartis notified us of its intent to fully exercise its right to purchase 213,888 shares of our common stock at a purchase price of $25.29 per share. The purchase by Novartis of these shares in May 2008 resulted in a 0.5% increase in Novartis’ ownership position to 13.4%. As of June 30, 2008, Novartis’ ownership position was 13.3%. While the exercise of these rights by Novartis provided us with $5.4 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
     At June 30, 2008, we had $538.3 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
Risks Related to Our Dependence on Third Parties
Our collaboration with Novartis is important to our business. If this collaboration is unsuccessful, Novartis terminates this collaboration or this collaboration results in competition between us and Novartis for the development of drugs targeting the same diseases, our business could be adversely affected.
     In October 2005, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis can select a defined but limited number of disease targets on an exclusive basis towards which the parties will collaborate to develop drug candidates. Novartis pays a portion of the costs to develop these drug candidates and will commercialize and market any products derived from this collaboration. In addition, Novartis pays us certain pre-determined amounts based on the achievement of pre-clinical and clinical milestones as well as royalties on the annual net sales of any products derived from this collaboration. The Novartis agreement has an initial term of three years, with the option for two additional one-year extensions at the election of Novartis. In July 2008, Novartis elected to extend the initial term for an additional one year through October 2009 and Novartis retains the right to extend the term for a second additional year, which right must be exercised no later than July 2009. Novartis may elect to terminate this collaboration in the event of a material uncured breach by us. We expect that a substantial amount of funding will come from this collaboration. If this collaboration is unsuccessful, or if it is terminated, our business could be adversely affected.
     This agreement also provides Novartis with a non-exclusive option to a broad platform license to integrate our intellectual property into Novartis’ operations and develop products without our involvement for a pre-determined fee, which option may be exercised during the term of our collaboration. If Novartis elects to exercise this option, Novartis could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Novartis has significantly greater financial resources and far more experience than we do in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Novartis in the development of RNAi-based drugs targeting the same disease. Accordingly, the exercise by Novartis of this option could adversely affect our business.
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
Our license and collaboration agreement with Takeda is important to our business. If Takeda does not successfully develop drugs pursuant to this agreement or it results in competition between us and Takeda for the development of drugs targeting the same diseases, our business could be adversely affected.
     In May 2008, we entered into a license and collaboration agreement with Takeda. Under the license and collaboration agreement we granted Takeda a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties as well as our collaboration agreements. The license is limited to the therapeutic areas of oncology and metabolic diseases, which may be expanded to include other therapeutic areas under certain circumstances. As such, Takeda could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Takeda has significantly greater financial resources than we do and has far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Takeda in the development of RNAi-based drugs targeting the same disease. Takeda is required to make payments to us upon achievement of specified development and sales milestones set forth in the license and collaboration agreement and royalty payments based on worldwide annual net sales, if any, of RNAi therapeutic products by Takeda, its affiliates and sublicensees. In addition, we have agreed that for a period of five years, we will not grant any other party rights to develop RNAi therapeutics in the Asian territory. If Takeda fails to successfully develop products using this technology, we may not receive any milestone or royalty payments under the agreement and for a period of five years will be limited in our ability to form alliances with other parties in the Asian territory. In addition, we have the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the collaboration agreement. If Takeda fails to successfully develop products, we may not realize any economic benefit from these opt-in rights.
We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide business and scientific capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.

     We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies that we believe can provide such capabilities and intend to enter into additional alliances in the future. For example, we intend to enter into (1) non-exclusive platform alliances which will enable our collaborators to develop RNAi therapeutics and will bring in additional funding with which we can develop our RNAi therapeutics, and (2) alliances to jointly develop specific drug candidates and to jointly commercialize RNAi therapeutics, if they are approved, and/or ex-U.S. market geographic partnerships on specific RNAi therapeutic programs. In such alliances, we may expect our collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing and sales. We may not be successful in entering into any such alliances on favorable terms due to various factors, including Novartis’ right of first offer on our drug targets. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.
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
     Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. Our agreement with Kyowa Hakko for the development and commercialization of ALN-RSV01 for the treatment of RSV infection in Japan and other major markets in Asia may be terminated by Kyowa Hakko without cause upon 180-days prior written notice to us, subject to certain conditions. If a collaborator terminates its collaboration with us, for breach or otherwise, it would be difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. In addition, a collaborator, or in the event of a change in control of a collaborator, the successor entity, could determine that it is in its financial interest to:
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
     In September 2006, NIAID awarded us a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. Of the $23.0 million, the government initially committed to pay us $14.2 million over the first two years of the contract and, in June 2008, as a result of the progress of the program, the government awarded us an additional $7.5 million through September 2009 for the third year of the contract. We cannot be certain that the government will appropriate the funds necessary for this contract in future budgets. In addition, the government can terminate the agreement in specified circumstances. If we do not receive the $23.0 million we expect to receive under this contract, we may not be able to develop therapeutics to treat Ebola.
     In August 2007, DTRA awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus infection. This federal contract could provide us with up to $38.6 million in funding through February 2011 to develop RNAi therapeutics for hemorrhagic fever virus infection. This contract is with DTRA under its 2007 Medical Science and Technology Chemical and Biological Defense Transformational Medical Technologies Initiative, the mission of which is to provide state-of-the-art defense capabilities to United States military personnel by addressing traditional and non-traditional biological threats. Of the $38.6 million in funding, the government has committed to pay us up to $10.9 million through February 2009, which term includes a six-month extension granted by DTRA in July 2008. Subject to the progress of the program and budgetary considerations in future years, the remaining $27.7 million may be paid over the last two years of the contract. If we do not receive the $38.6 million we expect to receive under this contract, we may not be able to develop therapeutics to treat hemorrhagic fever virus infection.
Regulus Therapeutics, our joint venture with Isis, is important to our business. If Regulus Therapeutics does not successfully develop drugs pursuant to this license and collaboration agreement or Regulus Therapeutics is sold to Isis or a third-party, our business could be adversely affected.
     In September 2007, we and Isis created Regulus Therapeutics to discover, develop and commercialize microRNA therapeutics. Formed as a joint venture, Regulus Therapeutics intends to address therapeutic opportunities that arise from abnormal expression or mutations in microRNAs. Generally, we do not have rights to pursue microRNA therapeutics independently of Regulus Therapeutics. If Regulus Therapeutics is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.
     In addition, subject to certain conditions, we and Isis each have the right to initiate a buy-out of Regulus Therapeutics’ assets, including Regulus Therapeutics’ intellectual property and rights to licensed intellectual property. The limited liability company agreement provides that following such initiation of a buy-out, we and Isis will mutually determine whether to sell Regulus Therapeutics to us, Isis or a third party. We may not have sufficient funds to buy out Isis’ interest in Regulus Therapeutics and we may not be able to obtain the financing to do so. In addition, Isis may not be willing to sell their interest in Regulus Therapeutics. If Regulus Therapeutics is sold to Isis or a third party, we may lose our rights to participate in the development and commercialization of microRNA therapeutics. If we and Isis are unable to negotiate a sale of Regulus Therapeutics, Regulus Therapeutics will distribute and assign its rights, interests and assets to us and Isis in accordance with our percentage interests, except for Regulus Therapeutics’ intellectual property and license rights, to which each of us and Isis will receive co-exclusive rights, subject to certain specified exceptions. In this event, we could face competition from Isis in the development of microRNA therapeutics.
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
     We have no sales, marketing or distribution experience. We expect to rely heavily on third parties to launch and market certain of our product candidates, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely on Kyowa Hakko to commercialize ALN-RSV01 in Japan and other Asian territories under our license agreement with them. If Kyowa Hakko is not successful in its commercialization efforts, our future revenues may be adversely affected.
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
     Since we commenced operations in 2002, we have grown substantially. As of June 30, 2008, we had approximately 145 employees in our facility in Cambridge, Massachusetts. Our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
Risks Related to Our Industry
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates
Any drug candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.
     Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of RSV infection. In January 2008, we completed a Phase II trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. We commenced a second Phase II trial in April 2008 to assess the safety and tolerability of ALN-RSV01 in adult lung transplant patients naturally infected with RSV and we intend to continue the clinical development of ALN-RSV01. However, we may not be able to further advance this or any other product candidate through clinical trials. If we successfully enter into clinical studies, the results from pre-clinical testing or early clinical trials of a drug candidate may not predict the results that will be obtained in subsequent human clinical trials. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
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
     We expect that governments will be the only purchasers of any products we may develop for the prevention or treatment of hemorrhagic fever viruses such as Ebola or pandemic flu. In the future, we may also initiate additional programs for the development of product candidates for which governments may be the only or primary purchasers. However, governments will not be required to purchase any such products from us and may elect not to do so, which could adversely affect our business. For example, although the focus of our Ebola program is to develop RNAi therapeutic targeting gene sequences that are highly conserved across known Ebola viruses, if the sequence of any Ebola virus that emerges is not sufficiently similar to those we are targeting, any product candidate that we develop may not be effective against that virus. Accordingly, while we expect that any RNAi therapeutic we develop for the treatment of Ebola could be stockpiled by governments as part of their biodefense preparations, they may not elect to purchase such product, or if they purchase our products, they may not do so at prices and volume levels that are profitable for us.
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
     Another development that may affect the pricing of drugs is Congressional action regarding drug reimportation into the United States. Recent proposed legislation has been introduced in Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States. This could include re-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decrease in the price we receive for any approved products, which, in turn, could impair our ability to generate revenue. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales.
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
     Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Adding to the uncertainty of our current intellectual property portfolio and our ability to secure and enforce future patent rights are the outcome of a legal dispute surrounding the implementation of certain continuation and claims rules promulgated by the USPTO, which were scheduled to take effect November 1, 2007, but which are now enjoined and on appeal, and the outcome of Congressional efforts to reform the Patent Act of 1952. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.
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
     We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Isis, MIT, the Whitehead Institute for Biomedical Research, Max Planck Innovation, Stanford University and Tekmira. We also intend to enter into additional licenses to third party intellectual property in the future.
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
     In addition, four parties have filed Notices of Opposition in the EPO against a second Kreutzer-Limmer patent, published under the publication number EP 1214945, and one party has given notice to the Australian Patent Office, IP Australia, that it opposes the grant of our patent AU 778474, which derives from the same parent international patent application that gave rise to EP 1144623 and EP 1214945. Furthermore, one party has filed a notice of opposition regarding the European Patent EP 1352061, the European regional phase of a patent family commonly referred to as Kreutzer-Limmer II. The proceedings in the EPO and Australian Patent Office may take several years before an outcome becomes final. In addition, five parties have filed Notices of Opposition in the German Patent Office against the national grant of the Kreutzer-Limmer patent, published under the publication number DE 10080167.
     In addition, five parties have filed Notices of Opposition in the EPO against the Glover patent, one of which subsequently withdrew its opposition. A hearing for this opposition was held in July 2008, after which the Opposition Division revoked the Glover patent in its entirety. Any party, including us, may appeal the decision by the Opposition Division, and we intend to pursue such an appeal.
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
     We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for RSV, liver cancer, hypercholesterolemia and HD, and have a number of additional discovery programs targeting other diseases. Virazole and Synagis are currently marketed for the treatment of certain RSV patients, and numerous drugs are currently marketed or used for the treatment of liver cancer, hypercholesterolemia and HD as well. These drugs, or other of our competitors’ products, may be more effective, safer, less expensive or marketed and sold more effectively, than any products we develop.
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
     In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Isis, GeneCare Research Institute Co., Ltd., Benitec Ltd., Calando Pharmaceuticals, Inc., Tekmira, Quark Biotech, Inc. and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck was one of our collaborators and a licensee under our intellectual property for specified disease targets until September 2007, at which time we and Merck agreed to terminate our collaboration. As a result of its acquisition of Sirna Therapeutics Inc. in December 2006, and in light of the mutual termination of our collaboration, Merck, which has substantially more resources and experience in developing drugs than we do, may become a direct competitor.
     In addition, as a result of agreements that we have entered into, Roche and Takeda have obtained, and Novartis has the right to obtain, broad, non-exclusive licenses to certain aspects of our technology that give them the right to compete with us in certain circumstances.
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
     As of June 30, 2008, Novartis holds 13.3% of our outstanding common stock and has the right to maintain its ownership percentage through the expiration or termination of our broad alliance. This concentration of ownership may harm the market price of our common stock by:
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our annual meeting of stockholders was held on June 3, 2008. At the annual meeting, the following matters were voted upon:
          Our stockholders re-elected the three persons listed below as Class I directors, each to serve until our 2011 annual meeting of stockholders and until his successor is duly elected and qualified. The table below lists the number of shares of our common stock voted in favor of the election of each such person, as well as the number of votes withheld for the election of such person:

	Number of Shares For	Number of Shares Withheld
John M. Maraganore, Ph.D.	31,685,053	102,301
Paul R. Schimmel, Ph.D.	31,548,005	239,349
Phillip A. Sharp, Ph.D.	31,685,688	101,666
The terms of office of the following directors continued after the annual meeting:
John K. Clarke
Victor J. Dzau, M.D.
Vicki L. Sato, Ph.D.
Edward M. Scolnick, M.D.
Kevin P. Starr
James L. Vincent
          Our stockholders ratified the appointment by our board of directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2008. The holders of 31,613,511 shares of our common stock voted in favor of this proposal. The holders of 167,457 shares voted against this proposal. The holders of 6,386 shares abstained from voting on this matter.
ITEM 6. EXHIBITS

10.1†	License and Collaboration Agreement entered into as of May 27, 2008 by and among Takeda Pharmaceutical Company Limited and the Registrant.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
Date: August 8, 2008	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)