Form 10-Q
period 2008-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2008-11-07
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of October 31, 2008, the registrant had 41,408,489 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007	3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007	4
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	30

ITEM 6. EXHIBITS	50

SIGNATURES	51

Ex-31.1 Certification of principal executive officer pursuant to Rule 13a-14(a)
Ex-31.2 Certification of principal financial officer pursuant to Rule 13a-14(a)
Ex-32.1 Certification of principal executive officer pursuant to Rule 13a-14(b)
Ex-32.2 Certification of principal financial officer pursuant to Rule 13a-14(b)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$196,737	$105,157
Marketable securities	223,379	350,445
Collaboration receivables	24,140	5,031
Prepaid expenses and other current assets	4,523	2,926
Restricted cash	3,000	—

Total current assets	451,779	463,559
Property and equipment, net	19,577	13,810
Marketable securities	100,047	—
Intangible assets, net	838	968
Restricted cash, net of current portion	3,152	6,152
Investment in joint venture (Regulus Therapeutics LLC)	4,699	9,129
Other assets	89	173

Total assets	$580,181	$493,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,342	$3,826
Accrued expenses	9,859	11,724
Income taxes payable	3,987	3,497
Current portion of notes payable	3,227	3,795
Deferred rent	1,561	1,387
Deferred revenue	80,048	59,249

Total current liabilities	102,024	83,478
Deferred rent, net of current portion	3,122	3,813
Deferred revenue, net of current portion	269,441	204,067
Notes payable, net of current portion	719	2,963
Other long-term liabilities	318	302

Total liabilities	375,624	294,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 41,385,021 and 40,772,967 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	414	408
Additional paid-in capital	448,092	424,453
Accumulated other comprehensive (loss) income	(1,099)	300
Accumulated deficit	(242,850)	(225,993)

Total stockholders’ equity	204,557	199,168

Total liabilities and stockholders’ equity	$580,181	$493,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues from research collaborators	$25,734	$16,315	$71,759	$32,665

Operating expenses:
Research and development (1)	22,105	59,575	71,940	105,059
General and administrative (1)	6,863	8,078	19,841	17,891

Total operating expenses	28,968	67,653	91,781	122,950

Loss from operations	(3,234)	(51,338)	(20,022)	(90,285)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics LLC)	(2,181)	(139)	(5,415)	(139)
Interest income	3,486	4,311	11,735	9,579
Interest expense	(176)	(272)	(616)	(833)
Other expense	(1,546)	(169)	(1,876)	(265)

Total other income (expense)	(417)	3,731	3,828	8,342

Loss before income taxes	(3,651)	(47,607)	(16,194)	(81,943)
Benefit from (provision for) income taxes	793	(5,185)	(663)	(5,185)

Net loss	$(2,858)	$(52,792)	$(16,857)	$(87,128)

Net loss per common share — basic and diluted	$(0.07)	$(1.35)	$(0.41)	$(2.29)

Weighted average common shares used to compute basic and diluted net loss per common share	41,197	39,025	40,948	37,984

Comprehensive loss:
Net loss	$(2,858)	$(52,792)	$(16,857)	$(87,128)
Foreign currency translation	433	(687)	(56)	(605)
Unrealized gain (loss) on marketable securities	130	273	(1,342)	108

Comprehensive loss	$(2,295)	$(53,206)	$(18,255)	$(87,625)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,908	$5,667	$8,079	$7,687
General and administrative	1,741	2,255	4,938	4,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(16,857)	$(87,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,928	3,180
Deferred income tax provision	16	1,889
Non-cash stock-based compensation	13,903	11,868
Non-cash license expense	—	7,909
Charge for 401(k) company stock match	292	204
Equity in loss of joint venture (Regulus Therapeutics LLC)	4,530	139
Impairment on equity investment	1,561	—
Changes in operating assets and liabilities:
Proceeds from landlord for tenant improvements	581	295
Collaboration receivables	(19,109)	(1,292)
Prepaid expenses and other assets	(1,597)	(5,546)
Accounts payable	(484)	2,968
Income taxes payable	366	3,296
Accrued expenses and other	(2,963)	7,057
Deferred revenue	86,173	260,118

Net cash provided by operating activities	70,340	204,957

Cash flows from investing activities:
Purchases of property and equipment	(9,480)	(3,554)
Disposals of property and equipment	—	2,343
Purchases of marketable securities	(393,292)	(356,264)
Sales and maturities of marketable securities	417,409	177,738
Investment in joint venture (Regulus Therapeutics LLC)	(100)	(10,000)

Net cash provided by (used in) investing activities	14,537	(189,737)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,043	59,364
Proceeds from issuance of shares to Novartis	5,408	—
Proceeds from notes payable	—	957
Repayments of notes payable	(2,812)	(2,441)

Net cash provided by financing activities	6,639	57,880

Effect of exchange rate on cash	64	(508)

Net increase in cash and cash equivalents	91,580	72,592
Cash and cash equivalents, beginning of period	105,157	127,955

Cash and cash equivalents, end of period	$196,737	$200,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2007, which were filed in the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 10, 2008. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
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
Reclassifications
          Certain reclassifications have been made to prior years’ financial statements to conform to the 2008 presentation.
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
          The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Options to purchase common stock	5,716	4,017	5,716	4,017
Unvested restricted common stock	57	57	57	57
Options that were exercised before vesting	—	8	—	14

	5,773	4,082	5,773	4,088

Fair Value Measurements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as to improve disclosures about those measures. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. In November 2007, the FASB deferred the effective date of SFAS 157 for certain non-financial and non-recurring assets and liabilities. Other than the partial deferral, SFAS 157 became effective for the Company beginning in 2008. The partial adoption of SFAS 157 by the Company has had no impact on the Company’s operating results or financial position. The Company is evaluating the impact, if any, full adoption of this standard will have on its non-financial assets and liabilities. For recognition purposes, on a recurring basis, the Company is required to measure certain cash equivalents and available-for-sale investments at fair value. Changes in the fair value of these investments historically have been insignificant.
          The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted	Significant
		Prices in	Other	Significant
	As of	Active	Observable	Unobservable
	September	Markets	Inputs	Inputs
Description	30, 2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$194,858	$161,799	$33,059	$—
Marketable securities (fixed income)	322,081	—	322,081	—
Marketable securities (equity holdings)	1,345	1,345	—	—

Total	$518,284	$163,144	$355,140	$—

          The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
          The Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not elected the fair value option for any of its financial assets or liabilities in the nine months ended September 30, 2008.
Recent Accounting Pronouncements
          In December 2007, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 will be effective for the Company beginning on January 1, 2009. The Company is evaluating the potential impact of EITF 07-1 on its consolidated financial statements.
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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interests) in consolidated financial statements. SFAS 160 is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. The Company does not anticipate the adoption of SFAS 160 will have a material impact on its consolidated financial statements.
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
2. NOTES PAYABLE
          In March 2006, the Company entered into an agreement with Oxford Finance Corporation (“Oxford”) to establish an equipment line of credit for up to $7.0 million to help support capital expansion of the Company’s facility in Cambridge, Massachusetts and capital equipment purchases. The agreement allowed the Company to draw down amounts under the line of credit through December 31, 2007 upon adherence to certain conditions. All borrowings under this line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. During 2006 and 2007, the Company borrowed an aggregate of $5.2 million from Oxford pursuant to the agreement at fixed rates ranging from 10.0% to 10.4%, maturing at various times through May 2011. As of September 30, 2008, there was $2.1 million outstanding under this line of credit with Oxford.
          In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. In June 2005, the parties amended the agreement to allow the Company to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. All borrowings under the line of credit are collateralized by the assets financed and the agreement contains certain provisions that restrict the Company’s ability to dispose of or transfer these assets. The outstanding principal bears interest at fixed rates of 9.25% to 10.25% and matures at various dates through December 2009. On the maturity of each equipment advance under the line of credit, the Company is required to pay, in addition to the principal and interest due, an additional amount of 11.5% of the original principal. This amount is being accrued over the applicable borrowing period as additional interest expense. As of September 30, 2008, there was $1.8 million outstanding under this line of credit with Lighthouse.
          At September 30, 2008, future cash payments under the notes payable to Lighthouse and Oxford, including interest, were as follows, in thousands:

Remainder of 2008	$1,067
2009	3,513
2010	480
2011	79

Total through 2011	5,139
Less: portion representing interest	1,193

Principal	3,946
Less: current portion	3,227

Long-term notes payable	$719

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
          In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a share purchase agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche Basel and Roche Finance (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, which became effective in August 2007, the Company created a new, wholly-owned German limited liability company (“Roche Kulmbach”), into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from the Company all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe Purchase Agreement also included transition services that were performed by Roche Kulmbach employees at various levels through August 2008. The Company reimbursed Roche for these services at an agreed-upon rate. The Company recorded as contra revenue (a reduction of revenues) $0.2 million and $1.0 million, respectively, for these services for the three and nine months ended September 30, 2008.
          In addition, in connection with the closing of the Alnylam Europe Purchase Agreement, the Company granted restricted stock of the Company to certain employees of Roche Kulmbach. In connection with the closing, the Company also accelerated the unvested portion of the outstanding stock options of certain Alnylam Europe employees.
          In summary, the Company received upfront payments totaling $331.0 million under the Roche alliance, which included an upfront payment under the LCA of $273.5 million, $42.5 million under the Common Stock Purchase Agreement and $15.0 million for the Roche Kulmbach shares under the Alnylam Europe Purchase Agreement.
          The Company recorded $278.2 million as deferred revenue in connection with the Roche alliance. This amount represents the aggregate proceeds received from Roche of $331.0 million, net of the amount allocated to the common stock issuance of $51.3 million and the net book value of Alnylam Europe of $1.5 million.
          When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Application of this standard requires subjective determinations and requires management to make judgments about the value of each individual element and whether it is separable from the other aspects of the contractual relationship. The Company has determined that the deliverables under the Roche alliance include the license, the Alnylam Europe assets and employees, the steering committees (joint steering committee and future technology committee) and the services that the Company will be obligated to perform under the Discovery Collaboration. The Company has concluded that, pursuant to EITF 00-21, the license and assets of Alnylam Europe are not separable from the undelivered services (i.e., the steering committees and Discovery Collaboration) and, accordingly, the license and the services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Roche alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services will end, contractually, five years from the effective date of the LCA. The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Roche alliance. In particular, when the Discovery Collaboration commences, the Company may be able to make such an estimate. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method. As future milestones are achieved, and to the extent they are within the five-year term, the amounts will be recognized as revenue prospectively over the remaining period of performance.
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
          In consideration for the rights granted to Takeda under the Takeda Collaboration Agreement, Takeda agreed to pay the Company $150.0 million in upfront and near-term technology transfer payments. In addition, the Company has the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda Collaboration Agreement. In June 2008, Takeda paid the Company $100.0 million of the upfront payments. Takeda is also required to make an additional $50.0 million in payments to the Company upon achievement of specified technology transfer milestones, $20.0 million of which was achieved in September 2008 and paid in October 2008, $20.0 million of which is required to be paid within 12 to 24 months of execution of the Takeda Collaboration Agreement and $10.0 million of which is required to be paid within 24 to 36 months of execution of the Takeda Collaboration Agreement (collectively, the “Technology Transfer Milestones”). If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay the Company $50.0 million for each of up to approximately 20 total additional fields selected. In addition, Takeda is required to make payments to the Company upon achievement of development and commercialization milestones set forth in the Takeda Collaboration Agreement and royalty payments based on sales, if any, of RNAi therapeutic products by Takeda, its affiliates and sublicensees.
          Pursuant to the Takeda Collaboration Agreement, the Company and Takeda have also agreed to collaborate on the research of RNAi therapeutics directed to one or two disease targets agreed to by the parties (the “Research Collaboration”), subject to the Company’s existing contractual obligations with third parties. Takeda also has the option, subject to certain conditions, to collaborate with the Company on the research and development of RNAi drug delivery technology for targets agreed to by the parties. In addition, Takeda has a right of first negotiation for the development and commercialization of the Company’s RNAi therapeutic products in the Asian territory, excluding the Company’s ALN-RSV01 program. In addition to the 50-50 profit sharing option, the Company has a similar right of first negotiation to participate with Takeda in the development and commercialization in the United States of licensed products. The collaboration between the Company and Takeda is governed by a joint technology transfer committee (the “JTTC”), a joint research collaboration committee (the “JRCC”) and a joint delivery collaboration committee (the “JDCC”), each of which is comprised of an equal number of representatives from each party.

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
          When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Takeda Collaboration Agreement, the last elements to be delivered are the JDCC and JTTC services, each of which has a finite life of no more than seven years. The Company is recognizing the upfront payment of $100.0 million, the first Technology Transfer Milestone of $20.0 million and the $30.0 million of remaining Technology Transfer Milestones on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown. As other milestones are achieved and the Company receives funding under the Research Collaboration, to the extent these events occur within the seven-year service period, the amounts will be recognized as revenue prospectively over the remaining period of performance. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Takeda Collaboration Agreement. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method.
          In addition, in connection with the Takeda Collaboration Agreement, the Company incurred $5.0 million of license fees payable to the Company’s licensors, primarily Isis Pharmaceuticals, Inc. (“Isis”), during the second quarter of 2008, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.
Novartis Broad Alliance
          In the second half of 2005, the Company entered into a series of transactions with Novartis Pharma AG and its affiliate, Novartis Institutes for BioMedical Research, Inc. (collectively, “Novartis”). In September 2005, the Company and Novartis executed a stock purchase agreement (the “Stock Purchase Agreement”) and an investor rights agreement (the “Investor Rights Agreement”). In October 2005, in connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Investor Rights Agreement became effective and the Company and Novartis executed a research collaboration and license agreement (the “Collaboration and License Agreement”). The Collaboration and License Agreement has an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2008, Novartis elected to extend the initial term for an additional year, through October 2009. Novartis retains the right to extend the term for a second additional year, which right must be exercised no later than July 2009.
          Under the terms of the Stock Purchase Agreement, in October 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance. Under the Investor Rights Agreement, the Company granted Novartis rights to acquire additional equity securities such that Novartis would be able to maintain its then-current ownership percentage in the Company’s outstanding common stock. Pursuant to terms of the Investor Rights Agreement, in May 2008, Novartis purchased 213,888 shares of the Company’s common stock at a purchase price of $25.29 per share resulting in a payment to the Company of $5.4 million. At September 30, 2008, Novartis owned 13.2% of the Company’s outstanding common stock.
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

          The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received from Novartis that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase. These payments, in addition to research funding and certain milestone payments, are amortized into revenue using the proportional performance method over the estimated duration of the Collaboration and License Agreement, or ten years. Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.
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
          In January 2007, the Company obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira Pharmaceuticals Corporation (“Tekmira”), formerly known as Inex Pharmaceuticals Corporation, for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In connection with its original agreement with Tekmira, the Company issued to Tekmira 361,990 shares of common stock. These shares had a value of $7.9 million at the time of issuance, which amount was expensed during the first quarter of 2007. In May 2008, Tekmira acquired Protiva Biotherapeutics, Inc. (“Protiva”). In connection with this acquisition, the Company entered into new agreements with Tekmira and Protiva which provide the Company with access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. In addition, the Company made an equity investment of $5.0 million in Tekmira, purchasing 2,083,333 shares of Tekmira common stock at a price of $2.40 per share, which represented a premium of $1.00 per share, or an aggregate of $2.1 million. This premium was calculated as the difference between the purchase price and the closing price of Tekmira’s common stock on the effective date of the acquisition. The Company allocated this $2.1 million premium to the expansion of the Company’s access to key technology and intellectual property rights and, accordingly, recorded a charge to research and development expense during the second quarter of 2008. The Company recorded this investment as an available-for-sale security in marketable securities on its condensed consolidated balance sheets. During the three months ended September 30, 2008, the Company recorded an impairment charge of $1.6 million related to its investment in Tekmira, as the decrease in the fair value of this investment was deemed to be other than temporary.
5. INCOME TAXES
          During the three and nine months ended September 30, 2008, the Company recorded a benefit from income taxes of $0.8 million and a provision for income taxes of $0.7 million, respectively. The Company provides income tax expense for federal alternative minimum tax, state and foreign taxes. The Company is generating U.S. taxable income during 2008 due to the recognition of certain proceeds received from the Roche alliance. The Company’s U.S. taxable income is expected to be offset by net operating loss carry forwards and other deferred tax attributes. However, the Company will continue to be subject to federal alternative minimum tax and state income taxes.
           During the three months ended September 30, 2008, the Company discovered that it had overstated its state income tax provision by $0.9 million during the six months ended June 30, 2008. To correct its income tax provision, the Company recorded a credit to income taxes of $0.9 million in the three months ended September 30, 2008, resulting in a net income tax benefit of $0.8 million in the three months ended September 30, 2008 and a tax provision of $0.7 million for the nine months ended September 30, 2008.
          The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty of realizing such benefits. At December 31, 2007, the Company had federal and state net operating loss carryforwards of $138.3 million and $161.8 million, respectively, available to reduce future taxable income, that will expire at various dates beginning in 2008 through 2027. At December 31, 2007, federal and state research and development and other credit carryforwards, available to reduce future tax liabilities, were $3.4 million and $2.1 million, respectively, and expire at various dates beginning in 2018 through 2027. At December 31, 2007, foreign tax credits, available to reduce future tax liabilities, were $3.1 million and expire in 2017. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code.
          On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”), which was issued in July 2006. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At September 30, 2008, the Company did not have any unrecognized tax benefits.
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
          The Company accounts for its investment in Regulus Therapeutics using the equity method of accounting. The Company is recognizing the first $10.0 million of losses of Regulus Therapeutics as equity in loss of joint venture (Regulus Therapeutics LLC) in its condensed consolidated statements of operations because the Company is responsible for funding those losses through its initial $10.0 million cash contribution. Thereafter, the Company will recognize 49% of the income and losses of Regulus Therapeutics. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expenses. At September 30, 2008, the Company’s investment in the joint venture was $4.7 million, which is recorded as an investment in joint venture (Regulus Therapeutics LLC) in the condensed consolidated balance sheets under the equity method. The results of Regulus Therapeutics’ operations for the three and nine months ended September 30, 2008 and 2007 are presented in the table below, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statement of Operations Data:
Net revenues	$681	$41	$1,429	$41
Operating expenses (1)	3,214	245	7,883	245

Loss from operations	(2,533)	(204)	(6,454)	(204)
Other income	68	26	217	26

Net loss	$(2,465)	$(178)	$(6,237)	$(178)

(1) Non-cash stock-based compensation included in operating expenses	$752	$80	$1,808	$80

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
          We are applying our technological expertise to build a pipeline of RNAi therapeutics to address significant medical needs, many of which cannot effectively be addressed with small molecules or antibodies, the current major classes of drugs. Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. We submitted an investigational new drug application, or IND, for ALN-RSV01 to the United States Food and Drug Administration, or FDA, in November 2005, and have completed a number of Phase I clinical trials carried out in both the United States and Europe. In these Phase I trials, ALN-RSV01 was found to be safe and well tolerated when administered intranasally or by nebulizer. In February 2008, we reported positive results from our Phase II experimental infection clinical trial, referred to as the GEMINI study. The GEMINI study was designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01. In this study, ALN-RSV01 was found to be safe and well tolerated and demonstrated statistically significant anti-viral activity, including an approximately 40% reduction in viral infection and a 95% increase in infection-free patients (p<0.01), as compared to placebo. The results of our completed ALN-RSV01 clinical trials have been presented at medical conferences. In April 2008, we initiated a second Phase II human clinical trial, which is currently ongoing, to assess the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV.
          We are also working on a number of programs in pre-clinical development, including:
•	ALN-VSP, a dual-acting RNAi therapeutic we are developing for the treatment of liver cancers and potentially other solid tumors, which is designed to target both vascular endothelial growth factor, or VEGF, and kinesin spindle protein, or KSP;

•	ALN-PCS, an RNAi therapeutic targeting a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia;

•	ALN-HTT, an RNAi therapeutic for the treatment of Huntington’s disease, which we are developing in collaboration with Medtronic, Inc., or Medtronic; and

•	ALN-TTR, an RNAi therapeutic targeting the transthyretin, or TTR, gene, for the treatment of TTR amyloidosis.

          We have pre-clinical discovery programs for RNAi therapeutics for the treatment of a broad range of diseases, including viral hemorrhagic fever, including the Ebola virus, progressive multifocal leukoencephalopathy, or PML, a CNS disease caused by viral infection in immune compromised patients, pandemic flu, Parkinson’s disease and cystic fibrosis, an inherited respiratory disease, or CF, several other diseases that are the subject of our strategic alliances, as well as other undisclosed programs.
          We also are working internally and with third-party collaborators to develop the capabilities to deliver our RNAi therapeutics directly to specific sites of disease, such as the delivery of ALN-RSV01 to the lungs, which we refer to as Direct RNAi™. In addition, we are working to extend our capabilities to advance the development of RNAi therapeutics that are administered by intravenous, subcutaneous or intramuscular approaches, which we refer to as Systemic RNAi™. For example, in May of 2007, we entered into an agreement with the Massachusetts Institute of Technology, or MIT, Center for Cancer Research under which we are sponsoring an exclusive five-year research program focused on the delivery of RNAi therapeutics.
          In addition, during 2007, we obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira Pharmaceuticals Corporation, or Tekmira, formerly known as Inex Pharmaceuticals Corporation, for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In May 2008, Tekmira acquired Protiva Biotherapeutics, Inc., or Protiva. In connection with this acquisition, we entered into new agreements with Tekmira and Protiva, which provide us access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. Under the new agreements with Tekmira and Protiva, we continue to have exclusive rights to the Semple (U.S. Patent No. 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents, which we believe are critical for the use of cationic liposomal delivery technology. In connection with these new agreements, we granted the combined entity InterfeRx™ licenses to discover, develop and commercialize RNAi therapeutics towards seven gene targets, a number that includes three previously announced InterfeRx licenses granted to Tekmira as part of its January 2007 agreement. In return for these licenses, we are eligible to receive milestone fees and royalties on future targets, if any. Under these agreements, we have retained the option to co-develop and co-commercialize any products targeting polo-like kinase 1, or PLK1, one of the seven gene targets for which we have granted the new company an InterfeRx license, for the treatment of certain cancers. The PLK1 gene has been shown to be involved in the growth of certain types of solid tumors.
          As noted above, we are developing ALN-VSP, a systemically delivered RNAi therapeutic, for the treatment of liver cancers and potentially other solid tumors. ALN-VSP comprises two siRNAs formulated using SNALP technology. We also have rights to use SNALP technology in the advancement of our other systemically delivered RNAi therapeutic programs, including ALN-PCS for the treatment of hypercholesterolemia.
          In connection with Tekmira’s acquisition of Protiva, in May 2008 we made an equity investment of $5.0 million in Tekmira, purchasing 2,083,333 shares of Tekmira common stock at a price of $2.40 per share, which represented a premium of $1.00 per share, or an aggregate of $2.1 million. This premium was calculated on the difference between the purchase price and the closing price of Tekmira’s common stock on the effective date of the acquisition. We allocated this $2.1 million premium to the expansion of our access to key technology and intellectual property rights and, accordingly, recorded a charge to research and development expense during the second quarter of 2008. During the three months ended September 30, 2008, we recorded an impairment charge of $1.6 million related to our investment in Tekmira, as the decrease in the fair value of this investment was deemed to be other than temporary.
          We have other RNAi therapeutic delivery collaborations and intend to continue to collaborate with academic and corporate third parties to evaluate different delivery options, including with respect to Direct RNAi and Systemic RNAi.
          We rely on the strength of our intellectual property portfolio relating to the development and commercialization of small interfering RNAs, or siRNAs, as therapeutics. This includes ownership of, or exclusive rights to, issued patents and pending patent applications claiming fundamental features of siRNAs and RNAi therapeutics. We believe that no other company possesses a portfolio of such broad and exclusive rights to the fundamental RNAi patents and patent applications required for the development and commercialization of RNAi therapeutics. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against any challenges that have arisen or may arise in this area.
          In addition, our expertise in RNAi therapeutics and broad intellectual property estate have enabled us to form alliances with leading companies, including F. Hoffmann-La Roche Ltd, or Roche, Takeda Pharmaceutical Company Limited, or Takeda, Novartis Pharma AG, or Novartis, Medtronic, Kyowa Hakko Kogyo Co., Ltd., or Kyowa Hakko, and Biogen Idec Inc., or Biogen Idec. In addition, we have entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases,

or NIAID, a component of the National Institutes of Health, or NIH, and the Defense Threat Reduction Agency, or DTRA, an agency of the United States Department of Defense, or DoD. We have established collaborations with and, in some instances, received funding from, a number of major medical and disease associations, including The University of Texas Southwestern Medical Center, or UTSW, the Mayo Clinic, The Michael J. Fox Foundation and the Cystic Fibrosis Foundation Therapeutics, or CFTT.
          To further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRx program and to research companies that commercialize RNAi reagents or services under our research product licenses.
          In May 2008, we entered into a license and collaboration agreement with Takeda to pursue the development and commercialization of RNAi therapeutics. Under the Takeda agreement, we granted to Takeda a non-exclusive, worldwide, royalty-bearing license to our intellectual property to develop, manufacture, use and commercialize RNAi therapeutics, subject to our existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions. In consideration for the rights granted to Takeda under the Takeda agreement, Takeda agreed to pay us $150.0 million in upfront and near-term technology transfer payments. In addition, we have the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda agreement. In June 2008, Takeda paid us $100.0 million in upfront payments and is required to make an additional $50.0 million in near-term payments to us upon achievement of specified technology transfer milestones, $20.0 million of which was achieved in September 2008 and paid in October 2008, $20.0 million of which is required to be paid within 12 to 24 months of execution of the agreement and $10.0 million of which is required to be paid within 24 to 36 months of execution of the agreement. If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay us $50.0 million for each of up to approximately 20 total additional fields selected. In addition, Takeda is required to make payments to us upon achievement of development and commercialization milestones set forth in the Takeda agreement, and royalty payments based on sales, if any, of RNAi therapeutic products by Takeda, its affiliates and sublicensees. A more complete description of the Takeda agreement is set forth below under “Strategic Alliances.”
          In June 2008, we entered into a license and collaboration agreement with Kyowa Hakko under which we granted Kyowa Hakko an exclusive license to our intellectual property in Japan and other major markets in Asia for the development and commercialization of ALN-RSV01 for the treatment of RSV infection. The Kyowa Hakko agreement also covers additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program. We retain all development and commercialization rights worldwide excluding the licensed territory. Under the terms of the Kyowa Hakko agreement, Kyowa Hakko paid us an upfront cash payment of $15.0 million. In addition, Kyowa Hakko is required to make payments to us upon achievement of specified development and sales milestones set forth in the Kyowa Hakko agreement, and royalty payments based on annual net sales, if any, of ALN-RSV01 by Kyowa Hakko, its affiliate and sublicenses in the licensed territory. A more complete description of the Kyowa Hakko agreement is set forth below under “Strategic Alliances.”
          In July 2008, Novartis elected to extend the initial three-year term of our collaboration and license agreement for an additional year, through October 2009. Under the term of the Novartis agreement, Novartis has the option to extend for one additional year following this extension, which right must be exercised no later than July 2009.
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
          In addition, we recently expanded our technology platform with the acquisition of RNA activation, or RNAa, technology. As part of our overall strategy to be the leader in the field of RNA therapeutics, including RNAi and microRNA therapeutics, we consolidated key intellectual property in the emerging biological field of RNAa. RNAa technology has the potential to activate gene expression, which may have multiple potential therapeutic applications, including certain genetic diseases and cancer. We have entered into exclusive license agreements with UTSW, University of California San Francisco and the Salk Institute for Biological Studies. RNAa technology represents a potential new product platform in our efforts to advance innovative medicines to patients.

          Alnylam commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of September 30, 2008, we had an accumulated deficit of $242.9 million. Through September 30, 2008, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through September 30, 2008, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda, Novartis and Merck & Co., Inc., or Merck, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding and license fee revenues.
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
Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Our most advanced program is focused on the treatment of RSV infection. Our other development programs are focused on the treatment of liver cancers and potentially other solid tumors, hypercholesterolemia, Huntington’s disease and TTR amyloidosis. We also have discovery programs to develop RNAi therapeutics for the treatment of a broad range of diseases, such as viral hemorrhagic fever, including the Ebola virus, PML, pandemic flu, Parkinson’s disease, CF, several other diseases that are the subject of our strategic alliances, and other undisclosed programs. In addition, we are working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics both directly to the specific sites of disease and systemically, and we intend to continue to collaborate with academic and corporate third parties to evaluate different delivery options.
          There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and efficacy of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to progress product candidates into pre-clinical and clinical trials;

•	the scope, rate and progress of our pre-clinical trials and other research and development activities, including those related to developing safe and effective ways of delivering siRNAs into cells and tissues;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaborative, licensing and other arrangements that we may establish;

•	the cost, timing and success of regulatory filings and approvals;

•	the cost and timing of establishing sufficient sales, marketing and distribution capabilities;

•	the cost and timing of establishing sufficient clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.
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
          We have also entered into contracts with government agencies, including NIAID and DTRA. We have established collaborations with and, in some instances, received funding from, a number of major medical and disease associations including UTSW, the Mayo Clinic, The Michael J. Fox Foundation and the CFTT. To further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets under our InterfeRx program and to research companies that commercialize RNAi reagents or services under our research product licenses. As of October 31, 2008, we had granted such licenses, on either an exclusive or nonexclusive basis, to approximately 20 companies, and options to take such licenses to two additional companies.
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
          In consideration for the rights granted to Takeda under the Takeda agreement, Takeda agreed to pay us $150.0 million in upfront and near-term technology transfer payments. In addition, we have the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda agreement. In June 2008, Takeda paid us $100.0 million of the upfront payments. Takeda is also required to make an additional $50.0 million in payments to us upon achievement of specified technology transfer milestones, $20.0 million of which was achieved in September 2008 and paid in October 2008, $20.0 million of which is required to be paid within 12-24 months of execution of the agreement and $10.0 million of which is required to be paid within 24-36 months of execution of the agreement. If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay us $50.0 million for each of up to approximately 20 total additional fields selected. In addition, Takeda is required to make payments to us upon achievement of development and commercialization milestones set forth in the Takeda agreement and royalty payments based on sales, if any, of RNAi therapeutic products by Takeda, its affiliates and sublicensees.
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
          When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition pattern on the final deliverable. Under the Takeda agreement, the last elements to be delivered are the JDCC and JTTC services, each of which has a finite life of no more than seven years. We are recognizing the upfront payment of $100.0 million, the first technology transfer milestone of $20.0 million and the remaining $30.0 million of technology transfer milestones on a straight-line basis over seven years because we are unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the research collaboration is largely unknown. As future milestones are achieved and we receive funding under the research collaboration, to the extent these events are within the seven-year service period, the amounts will be recognized as revenue prospectively over the remaining period of performance. We will continue to reassess whether we can reasonably estimate the level of effort required to fulfill our obligations under the Takeda agreement. When, and if, we can make a reasonable estimate of our remaining efforts under the collaboration, we would modify our method of recognition and utilize a proportional performance method.
          In addition, in connection with the Takeda agreement, we incurred $5.0 million of license fees payable to our licensors, primarily Isis, during the second quarter of 2008, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.
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
Intellectual Property
          The strength of our intellectual property portfolio relating to the development and commercialization of siRNAs as therapeutics is essential to our business strategy. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim fundamental features of siRNAs and RNAi therapeutics, as well as various chemical modifications and delivery technologies. Specifically, we have a portfolio of patents, patent applications and other intellectual property covering: fundamental aspects of the structure and uses of siRNAs, including their manufacture and use as therapeutics, and RNAi-related mechanisms; chemical modifications to siRNAs that improve their suitability for therapeutic uses; siRNAs directed to specific targets as treatments for particular diseases; and delivery technologies, such as in the field of cationic liposomes.
          We believe that no other company possesses a portfolio of such broad and exclusive rights to the fundamental RNAi patents and patent applications required for the development and commercialization of RNAi therapeutics. We continue to seek to grow our portfolio through the creation of new technology in this field. In addition, we are very active in our evaluation of third-party technology, as most recently evidenced by our new agreements with Tekmira and Protiva and our acquisition of the intellectual property in the emerging biological field of RNAa.
          Our expertise in RNAi therapeutics and the strength of our broad intellectual property estate have enabled us to enter into alliances with leading companies, including Roche, Takeda, Novartis, Medtronic, Kyowa Hakko and Biogen Idec, as well as license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.
          Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against any challenges that have arisen or may arise in this area.
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
     Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues from research collaborators	$25,734	$16,315	$71,759	$32,665
Operating expenses	28,968	67,653	91,781	122,950
Loss from operations	(3,234)	(51,338)	(20,022)	(90,285)
Net loss	$(2,858)	$(52,792)	$(16,857)	$(87,128)
     Revenues
          The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Roche	$13,671	$6,385	$40,447	$6,385
Takeda	5,357	—	7,431	—
Government contract	3,129	2,383	12,091	6,600
Novartis	2,637	2,891	9,061	11,416
Other research collaborator	230	4,286	698	7,121
InterfeRx program, research reagent licenses and other	710	370	2,031	1,143

Total net revenues from research collaborators	$25,734	$16,315	$71,759	$32,665

          Revenues increased significantly for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 primarily as a result of our August 2007 alliance with Roche, as well as our May 2008 alliance with Takeda. We received upfront payments totaling $331.0 million under the Roche alliance, of which $51.3 million was allocated to the purchase of 1,975,000 of our shares issued under the common stock purchase agreement and $278.2 million is being recognized as revenue on a straight-line basis over five years. In connection with the sale of the Alnylam Europe shares, Roche Kulmbach employees performed certain transition services for us at various levels through August 2008. We reimbursed Roche for these services at an agreed-upon rate. We recorded as contra revenue (a reduction of revenues) $0.2 million and $1.0 million for these services during the three and nine months ended September 30, 2008, respectively.

          In addition, in June 2008, we received upfront cash payments totaling $100.0 million under the Takeda alliance and, in October 2008, we received the first technology transfer milestone payment of $20.0 million. Takeda is required to make an additional $30.0 million in near-term payments to us upon achievement of specified technology transfer milestones. The $150.0 million in upfront and technology transfer milestone payments made or due to us under the Takeda alliance are being recognized as revenue on a straight-line basis over seven years.
          For the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007, government contract revenues increased primarily as a result of our collaboration with DTRA, which began in the third quarter of 2007.
          The decrease in Novartis revenues in the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 was due primarily to a reduction in the number of resources allocated to the broad Novartis alliance.
          Other research collaborator revenues decreased in the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007 due primarily to our termination of the Merck collaboration agreement in September 2007. We were recognizing the remaining deferred revenue under the Merck agreement on a straight-line basis over the remaining period of expected performance of four years. As a result of the termination, we recognized an aggregate of $3.5 million during the third quarter of 2007, which represented all of the remaining deferred revenue under the Merck agreement. In addition, during the three and nine months ended September 30, 2008, we reduced the number of resources allocated to, and received lower external expense reimbursement under, our collaboration with Biogen Idec. The pace and scope of future development under this collaboration is the responsibility of Biogen Idec. We expect limited resources to be expended on this program for the remainder of 2008.
          Total deferred revenue of $349.5 million at September 30, 2008 consists of payments received from collaborators, primarily Roche, Takeda and Kyowa Hakko, that we have yet to recognize pursuant to our revenue recognition policies.
          For the foreseeable future, we expect our revenues to continue to be derived primarily from our alliances with Roche, Takeda and Novartis, as well as other strategic alliances, collaborations, government contracts and licensing activities.
          Operating expenses
          The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of Total	Ended	% of Total
	September 30,	Operating	September 30,	Operating	(Decrease)
	2008	Expenses	2007	Expenses	$	%
Research and development	$22,105	76%	$59,575	88%	$(37,470)	(63%)
General and administrative	6,863	24%	8,078	12%	(1,215)	(15%)

Total operating expenses	$28,968	100%	$67,653	100%	$(38,685)	(57%)

	Nine Months		Nine Months
	Ended	% of Total	Ended	% of Total
	September 30,	Operating	September 30,	Operating	Increase (Decrease)
	2008	Expenses	2007	Expenses	$	%
Research and development	$71,940	78%	$105,059	85%	$(33,119)	(32%)
General and administrative	19,841	22%	17,891	15%	1,950	11%

Total operating expenses	$91,781	100%	$122,950	100%	$(31,169)	(25%)

          Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2008	Category	2007	Category	$	%
Research and development
External services	$6,124	28%	$6,331	11%	$(207)	(3%)
Compensation and related	4,264	19%	3,475	6%	789	23%
Clinical trial and manufacturing	3,113	14%	6,729	11%	(3,616)	(54%)
Non-cash stock-based compensation	2,908	13%	5,667	10%	(2,759)	(49%)
Facilities-related	2,768	13%	1,831	3%	937	51%
Lab supplies and materials	1,999	9%	1,482	2%	517	35%
License fees	361	2%	33,520	56%	(33,159)	(99%)
Other	568	2%	540	1%	28	5%

Total research and development expenses	$22,105	100%	$59,575	100%	$(37,470)	(63%)

          Research and development expenses decreased significantly during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due primarily to higher license fees during the prior period consisting of $27.5 million in payments to certain entities, primarily Isis, as a result of our alliance with Roche and $6.0 million in payments for drug delivery-related activities. In addition, clinical trial and manufacturing expenses decreased during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 as a result of higher clinical trial and manufacturing expenses in the prior period in support of our clinical program for RSV, for which we began Phase II trials in June 2007.
          Non-cash stock-based compensation expenses decreased significantly in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due primarily to one time charges of $2.9 million from restricted stock grants and stock option modifications in August 2007 relating to the transfer of our former German employees to Roche Kulmbach as part of our alliance with Roche.
          Partially offsetting these decreases, compensation and related expenses, lab supplies and materials, and facilities-related expenses increased during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to additional research and development headcount to support our alliances and expanding product pipeline.
          We expect to continue to devote a substantial portion of our resources to research and development expenses and we expect that research and development expenses will remain consistent or increase slightly for the remainder of 2008 as we continue development of our and our collaborators’ product candidates and focus on drug delivery-related technologies.

	Nine		Nine
	Months		Months
	Ended	% of	Ended	% of
	September	Expense	September	Expense	Increase (Decrease)
	30, 2008	Category	30, 2007	Category	$	%
Research and development
External services	$18,541	26%	$14,410	14%	$4,131	29%
Compensation and related	12,511	17%	10,087	10%	2,424	24%
Clinical trial and manufacturing	10,148	14%	18,153	17%	(8,005)	(44%)
Non-cash stock-based compensation	8,079	11%	7,687	7%	392	5%
License fees	7,812	11%	42,156	40%	(34,344)	(81%)
Facilities-related	7,277	10%	6,035	6%	1,242	21%
Lab supplies and materials	5,848	8%	4,885	5%	963	20%
Other	1,724	3%	1,646	1%	78	5%

Total research and development expenses	$71,940	100%	$105,059	100%	$(33,119)	(32%)

          Research and development expenses decreased during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due primarily to higher license fees during the prior period consisting of $27.5 million in payments to certain entities, primarily Isis, as a result of our alliance with Roche, a non-cash license fee of $7.9 million and a cash license fee of $0.4 million related to the issuance of our stock to Tekmira during the first quarter of 2007 in connection with our original license agreement with Tekmira, and $6.0 million in payments for drug delivery-related activities. Partially offsetting this decrease was $5.0 million in payments made in June 2008 to certain entities, primarily Isis, as a result of the Takeda alliance, as well as a charge of $2.1 million in connection with our new Tekmira license agreement in May 2008.
          Clinical trial and manufacturing expenses decreased during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 as a result of higher clinical trial and manufacturing expenses in the prior period in support of our clinical program for RSV, for which we began Phase II trials in June 2007.
          Partially offsetting these decreases, external services expenses increased during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 as a result of higher expenses related to our government programs, our RSV program and our pre-clinical programs for the treatment of Huntington’s disease and liver cancer, as well as higher expenses associated with our drug delivery-related collaborations. In addition, compensation and related, lab supplies and materials, and facilities-related expenses increased during the nine months ended September 30, 2008 as compared to the prior period due to additional research and development headcount to support our alliances and expanding product pipeline.
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
          General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2008	Category	2007	Category	$	%
General and administrative
Consulting and professional services	$2,541	37%	$2,931	36%	$(390)	(13%)
Non-cash stock-based compensation	1,741	25%	2,255	28%	(514)	(23%)
Compensation and related	1,384	20%	1,279	16%	105	8%
Facilities-related	504	7%	845	11%	(341)	(40%)
Insurance	186	3%	168	2%	18	11%
Other	507	8%	600	7%	(93)	(16%)

Total general and administrative expenses	$6, 863	100%	$8,078	100%	$(1,215)	(15%)

          The decrease in general and administrative expenses during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was due primarily to our August 2007 alliance with Roche, which resulted in higher one-time non-cash stock-based compensation expenses of $0.9 million from restricted stock grants and stock option modifications relating to the transfer of our former German employees to Roche Kulmbach, as well as higher professional service fees during the prior period for business development activities, including work related to our alliance with Roche, our joint venture with Isis, Regulus Therapeutics, and the amendment and restatement of our Medtronic agreement.

	Nine Months		Nine Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2008	Category	2007	Category	$	%
General and administrative
Consulting and professional services	$6,717	34%	$6,472	36%	$245	4%
Non-cash stock-based compensation	4,938	25%	4,181	23%	757	18%
Compensation and related	4,279	22%	3,367	19%	912	27%
Facilities-related	1,853	9%	1,870	10%	(17)	(1%)
Insurance	505	3%	496	3%	9	2%
Other	1,549	7%	1,505	9%	44	3%

Total general and administrative expenses	$19,841	100%	$17,891	100%	$1,950	11%

          The increase in general and administrative expenses during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was due primarily to an increase in general and administrative headcount over the past year to support our growth and higher non-cash stock-based compensation.
          Other income (expense)
          We incurred $2.2 million and $5.4 million equity in loss of joint venture for the three and nine months ended September 30, 2008, respectively, as compared to $0.1 million for each of the three and nine months ended September 30, 2007, in each period related to our share of the net losses incurred by Regulus Therapeutics, which was formed in September 2007. In addition, during the three months ended September 30, 2008, we recorded an impairment charge of $1.6 million related to our May 2008 investment in Tekmira, as the decrease in the fair value of this investment was deemed to be other than temporary.
          Interest income was $3.5 million and $11.7 million for the three and nine months ended September 30, 2008, respectively, as compared to $4.3 million and $9.6 million for the three and nine months ended September 30, 2007, respectively. The decrease during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was due to lower average interest rates, partially offset by higher average cash, cash equivalent and marketable securities balances resulting primarily from the $331.0 million in proceeds we received in August 2007 from our alliance with Roche and the $100.0 million in proceeds we received in June 2008 from our alliance with Takeda. The increase during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was due to our higher average cash, cash equivalent and marketable securities balances, partially offset by lower average interest rates during the nine months ended September 30, 2008.
          Interest expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively, as compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively. Interest expense in each period was related to borrowings under our lines of credit used to finance capital equipment purchases.
          Income tax expense, primarily as a result of our 2007 alliance with Roche, was a benefit from income taxes of $0.8 million and a provision for income taxes of $0.7 million for the three and nine months ended September 30, 2008, respectively, as compared to a provision for income taxes of $5.2 million for each of the three and nine months ended September 30, 2007. During the third quarter of 2008, in review of our calculation of estimated state income tax expense for 2008, we discovered that we had overstated our state income tax provision for 2008 and therefore, our state income taxes will be less than originally anticipated. To correct the state income tax provision, we recorded a credit to income taxes of $0.9 million in the three months ended September 30, 2008, resulting in a net income tax benefit of $0.8 million for the three months ended September 30, 2008 and a tax provision of $0.7 million for the nine months ended September 30, 2008. Income tax expense of $5.2 million for the three and nine months ended September 30, 2007 was a result of the proceeds from the sale of our German operations to Roche in connection with our alliance with Roche.

Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2008	2007
Net loss	$(16,857)	$(87,128)
Adjustments to reconcile net loss to net cash used in operating activities	24,230	25,189
Changes in operating assets and liabilities	62,967	266,896

Net cash provided by operating activities	70,340	204,957
Net cash provided by (used in) investing activities	14,537	(189,737)
Net cash provided by financing activities	6,639	57,880
Effect of exchange rate on cash	64	(508)

Net increase in cash and cash equivalents	91,580	72,592
Cash and cash equivalents, beginning of period	105,157	127,955

Cash and cash equivalents, end of period	$196,737	$200,547

          Since we commenced operations in 2002, we have generated significant losses. As of September 30, 2008, we had an accumulated deficit of $242.9 million. As of September 30, 2008, we had cash, cash equivalents and marketable securities of $520.2 million, compared to cash, cash equivalents and marketable securities of $455.6 million as of December 31, 2007. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any significant impairment charges to our fixed income marketable securities as of September 30, 2008.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. The decrease in net cash provided by operating activities for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was due primarily to the proceeds received from our August 2007 Roche alliance partially offset by the proceeds received from our May 2008 alliance with Takeda. Offsetting the proceeds from the Takeda alliance, the main components of our use of cash in operating activities for the nine months ended September 30, 2008 consisted of the net loss and changes in our working capital. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash provided by or used in operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture and depreciation and amortization. We had an increase in deferred revenue of $86.2 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due primarily to the proceeds received from our Takeda and Kyowa Hakko alliances. Additionally, accrued expenses and other decreased $3.0 million for the nine months ended September 30, 2008.
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
          Investing activities
          For the nine months ended September 30, 2008, net cash provided by investing activities of $14.5 million resulted primarily from net sales and maturities of marketable securities of $24.1 million. Also included in our investing activities for the nine months ended September 30, 2008 were purchases of property and equipment of $9.5 million related to the expansion of our Cambridge facility. For the nine months ended September 30, 2007, net cash used in investing activities of $189.7 million resulted primarily from net purchases of marketable securities of $178.5 million.

          Financing activities
          For the nine months ended September 30, 2008, net cash provided by financing activities was $6.6 million as compared to $57.9 million provided by financing activities for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash provided by financing activities was due primarily to proceeds of $5.4 million from our issuance of shares to Novartis in May 2008. Net cash provided by financing activities for the nine months ended September 30, 2007 consisted primarily of proceeds of $42.5 million from our sale of 1,975,000 shares of our common stock to Roche in connection with the establishment of the Roche alliance.
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
          As of September 30, 2008, we had an aggregate outstanding balance of $3.9 million under our loan agreements.
          During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, investment securities and raising capital generally, which have had a material adverse impact on their liquidity. Based on our current operating plan, we believe that our existing cash position, for which we have not recognized any significant impairment charges, together with the cash we expect to generate under our current alliances, including our Novartis, Roche and Takeda alliances, will be sufficient to fund our planned operations for at least the next several years, during which time we expect to further the development of our product candidates, conduct clinical trials, extend the capabilities of our technology platform and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop, commence clinical trials for and commercialize any product candidates.
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
          Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:
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
Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, in May 2008, in connection with Tekmira’s acquisition of Protiva and our purchase of $5.0 million of Tekmira’s common stock, we and Tekmira cancelled our $5.0 million capital equipment loan to Tekmira, which Tekmira never drew down.
Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board, or FASB, reached a consensus on EITF No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 will be effective beginning on January 1, 2009. We are evaluating the potential impact of EITF 07-1 on our consolidated financial statements.
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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. SFAS 160 changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interests) in consolidated financial statements. SFAS 160 is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. We do not anticipate the adoption of SFAS 160 will have a material impact on our consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at September 30, 2008 would impact the net fair value of such interest-sensitive financial instruments by $2.1 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any significant impairment charges to our fixed income marketable securities as of September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a—15(d) and 15d—15(d) under the Exchange Act) occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The approach we are taking to discover and develop novel RNAi therapeutics is unproven and may never lead to marketable products.
     We have concentrated our efforts and therapeutic product research on RNAi technology, and our future success depends on the successful development of this technology and products based on it. Neither we nor any other company has received regulatory approval to market therapeutics utilizing siRNAs, the class of molecule we are trying to develop into drugs. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing RNAi therapeutics has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response.
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
     We have experienced significant operating losses since our inception. As of September 30, 2008, we had an accumulated deficit of $242.9 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
     To become and remain consistently profitable, we must succeed in discovering, developing and commercializing novel drugs with significant market potential. This will require us to be successful in a range of challenging activities, including pre-clinical testing and clinical trial stages of development, obtaining regulatory approval for these novel drugs and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot become and remain consistently profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, diversify our product offerings or continue our operations.
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
     We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision. In May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share. The purchase by Novartis of these shares in May 2008 resulted in a 0.5% increase in Novartis’ ownership position to 13.4%. At September 30, 2008, Novartis’ ownership position was 13.2%. While the exercise of these rights by Novartis provided us with $5.4 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
     At September 30, 2008, we had $520.2 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
Risks Related to Our Dependence on Third Parties
Our collaboration with Novartis is important to our business. If this collaboration is unsuccessful, Novartis terminates this collaboration or this collaboration results in competition between us and Novartis for the development of drugs targeting the same diseases, our business could be adversely affected.
     In October 2005, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis can select a defined but limited number of disease targets on an exclusive basis towards which the parties will collaborate to develop drug candidates. Novartis pays a portion of the costs to develop these drug candidates and will commercialize and market any products derived from this collaboration. In addition, Novartis pays us certain pre-determined amounts based on the achievement of pre-clinical and clinical milestones as well as royalties on the annual net sales of any products derived from this collaboration. The Novartis agreement has an initial term of three years, with the option for two additional one-year extensions at the election of Novartis. In July 2008, Novartis elected to extend the initial term for an additional year, through October 2009. Novartis retains the right to extend the term for a second additional year, which right must be exercised no later than July 2009. Novartis may elect to terminate this collaboration in the event of a material uncured breach by us. We expect that a substantial amount of funding will come from this collaboration. If this collaboration is unsuccessful, or if it is terminated, our business could be adversely affected.
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
We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies that we believe can provide such capabilities, including, for example, Medtronic and Kyowa Hakko, and we intend to enter into additional alliances in the future. For example, we intend to enter into (1) non-exclusive platform alliances which will enable our collaborators to develop RNAi therapeutics and will bring in additional funding with which we can develop our RNAi therapeutics, and (2) alliances to jointly develop specific drug candidates and to jointly commercialize RNAi therapeutics, if they are approved, and/or ex-U.S. market geographic partnerships on specific RNAi therapeutic programs. In such alliances, we may expect our collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing and sales. For example, under our collaboration with Medtronic, we are jointly developing ALN-HTT, an RNAi therapeutic for Huntington’s disease, which would be delivered using an implanted infusion device developed by Medtronic. The success of this collaboration will depend, in part, on Medtronic’s expertise in the area of delivery by infusion device.
     We may not be successful in entering into such alliances on favorable terms due to various factors, including Novartis’ right of first offer on our drug targets. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.

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
We depend on government contracts to partially fund our research and development efforts and may enter into additional government contracts in the future. If current or future government funding, if any, is reduced or delayed, our drug development efforts for such funded programs would be negatively affected.
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
     We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-good manufacturing practice material for use in in vitro and in vivo experiments. Our products utilize specialized formulations, such as liposomes, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic siRNAs. We currently rely on several contract manufacturers for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. In addition, to fulfill our siRNA requirements we may need to secure alternative suppliers of synthetic siRNAs. In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by these manufacturers to properly formulate our siRNAs for delivery could also result in unusable product and cause delays in our discovery and development process, as well as additional expense to us.
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
     Since we commenced operations in 2002, we have grown substantially. As of September 30, 2008, we had approximately 157 employees in our facility in Cambridge, Massachusetts. Our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our products.
     RNA interference is a relatively new scientific field, the commercial exploitation of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. We have obtained grants and issuances of RNAi patents and have licensed many of these patents from third parties on an exclusive basis. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics. Specifically, we have a portfolio of patents, patent applications and other intellectual property covering: fundamental aspects of the structure and uses of siRNAs, including their manufacture and use as therapeutics, and RNAi-related mechanisms; chemical modifications to siRNAs that improve their suitability for therapeutic uses; siRNAs directed to specific targets as treatments for particular diseases; and delivery technologies, such as in the field of cationic liposomes.
     As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination and opposition proceedings in various patent offices, relating to patent rights in the RNAi field. For example, various third parties have initiated oppositions to patents in our Kreutzer-Limmer series in the European Patent Office, or EPO, and in Australia and Germany. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi.
     There are many issued and pending patents that claim aspects of oligonucleotide chemistry that we may need to apply to our siRNA drug candidates. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may not be able to market products or perform research and development or other activities covered by these patents.
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
     As of September 30, 2008, Novartis holds 13.2% of our outstanding common stock and has the right to maintain its ownership percentage through the expiration or termination of our broad alliance. This concentration of ownership may harm the market price of our common stock by:
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

ALNYLAM PHARMACEUTICALS, INC.
Date: November 7, 2008	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)