Form 10-K
period 2008-12-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2009-03-02
CIK 1178670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the last sale price of the registrant’s Common Stock at the close of business on June 30, 2008, was $1,082,053,308.

As of January 31, 2009, the registrant had 41,424,759 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

ALNYLAM PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

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

We are applying our technological expertise to build a pipeline of RNAi therapeutics to address significant medical needs, many of which cannot effectively be addressed with small molecules or antibodies, the current major classes of drugs. Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. In February 2008, we reported positive results from our Phase II experimental RSV infection clinical trial, referred to as the GEMINI study. In April 2008, we initiated a second Phase II human clinical trial, which is currently ongoing, to assess the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV. We recently formed collaborations with Cubist Pharmaceuticals, Inc., or Cubist, and Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko, for the development and commercialization of products for RSV. We will jointly develop and commercialize products for RSV in partnership with Cubist in North America, Cubist has responsibility for developing and commercializing these products in the rest of the world outside of Asia, and Kyowa Hakko has the responsibility for developing and commercializing these products in Asia.

In December 2008, we submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA, for ALN-VSP, our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. We received clearance from the FDA in January 2009 to proceed with a Phase I study. We expect to initiate this study during the first half of 2009. The Phase I study will be a multi-center, open label, dose escalation trial to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in patients with advanced solid tumors with liver involvement.

We are also working on a number of programs in pre-clinical development, including ALN-PCS, ALN-TTR and ALN-HTT, focused on the treatment of hypercholesterolemia, transthyretin, or TTR, amyloidosis, and Huntington’s disease, respectively. We have additional discovery programs for RNAi therapeutics for the treatment of a broad range of diseases.

In addition, we are working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics directly to specific sites of disease, such as the delivery of ALN-RSV01 to the lungs, which we refer to as Direct RNAi. We are also working to extend our capabilities to advance the development of RNAi therapeutics that are administered by intravenous, subcutaneous or intramuscular approaches, which we refer to as Systemic RNAi. We have numerous RNAi therapeutic delivery collaborations and intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options, including with respect to Direct RNAi and Systemic RNAi.

We rely on the strength of our intellectual property portfolio relating to the development and commercialization of small interfering RNAs, or siRNAs, as therapeutics. This includes ownership of, or exclusive rights to, issued patents and pending patent applications claiming fundamental features of siRNAs and RNAi therapeutics as well as those claiming crucial chemical modifications and promising delivery technologies. We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against any challenges that have arisen or may arise in this area.

In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Inc., or Medtronic, Novartis Pharma AG, or Novartis, Biogen Idec Inc., or Biogen Idec, F. Hoffmann-La Roche Ltd, or Roche, Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko and Cubist. We have also entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH. We have established collaborations with and, in some instances, received funding from major medical and disease associations. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRxtm program and to research companies that commercialize RNAi reagents or services under our research product licenses.

We also seek opportunities to form new ventures in areas outside our core strategic interest. For example, in 2007, we and Isis established Regulus Therapeutics LLC, or Regulus Therapeutics, a company focused on the discovery, development and commercialization of microRNA-based therapeutics. Because microRNAs are believed to regulate whole networks of genes that can be involved in discrete disease processes, microRNA-based therapeutics represent a possible new approach to target the pathways of human disease. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures to be formed.

Below is a list of some of our key developments in 2008 and early 2009.

2008 and Early 2009 Key Developments

Product Pipeline and Scientific Developments

•	We achieved human proof of concept with an RNAi therapeutic, ALN-RSV01, in our GEMINI study, which we believe is a first for RNAi technology and for the industry.

•	We expanded the development of ALN-RSV01 with the initiation of a Phase II clinical trial to assess the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV.

•	After filing an IND in December 2008, we received clearance from the FDA to initiate clinical studies with ALN-VSP, an RNAi therapeutic candidate that we are developing for the treatment of liver cancers. We expect to initiate the Phase I trial in the first half of 2009.

•	We initiated new development programs in 2008 including ALN-HTT, an RNAi therapeutic candidate targeting the huntingtin gene for the treatment of Huntington’s disease, and ALN-TTR, an RNAi therapeutic candidate targeting the TTR gene for the treatment of TTR amyloidosis. These two programs, along with ALN-PCS for the treatment of hypercholesterolemia, represent potential IND candidates.

•	We entered into new agreements with Tekmira Pharmaceuticals Corporation, or Tekmira, related to its business combination with Protiva Biotherapeutics Inc., or Protiva, augmenting our platform for the systemic delivery of RNAi therapeutics.

•	During 2008, our scientists demonstrated continued scientific leadership in RNAi research with the publication of 14 papers in some of the world’s top journals, including Nature, Nature Medicine, Nature Biotechnology and PNAS, as well as the presentation of peer-reviewed research at key scientific meetings.

Business Execution

•	We formed a strategic worldwide collaboration with Takeda, providing Takeda with non-exclusive access to and enablement with our RNAi therapeutics platform technology and intellectual property in two therapeutic fields.

•	We formed strategic collaborations with Kyowa Hakko in Asia and Cubist in the rest of the world outside of Asia for the development and commercialization of our ALN-RSV program.

•	In 2008, Novartis elected to extend its RNAi therapeutics collaboration for at least one additional year, through October 2009, resulting in continued research and development funding to us.

•	Regulus Therapeutics, of which we own 49%, and GlaxoSmithKline formed a strategic alliance to discover, develop and market novel microRNA-based therapeutics to treat inflammatory diseases.

Intellectual Property

•	Fundamental patents from our exclusively held Tuschl II patent series were granted by the European Patent Office, or EPO, and the Japanese Patent Office, extending the geographic scope of the patents and adding to the previous issuances of the Tuschl II patent series in the United States.

•	We strengthened our intellectual property estate through the acquisition of the patent assets of Nucleonics, Inc., covering broad structural features of RNAi therapeutics.

•	Our partner Isis obtained additional issued claims for the Crooke patent, which is licensed exclusively to us in the field of RNAi therapeutics.

•	With respect to our Kreutzer-Limmer patent series, the EPO granted EU 1550719 in Europe in January 2009; the EPO ruled in favor of the opposing parties in an opposition proceeding relating to EP 1214945, which initial ruling we intend to appeal; and the EPO rendered a final ruling overturning EP 1144623.

•	In February 2009, we received the first patent grant for the Kay & McCaffrey patent.

•	The Glover patent, which is exclusively licensed to us from Cancer Research Technology Limited, was overturned by the EPO. We intend to appeal this initial ruling.

Organizational Developments

•	In 2008, in addition to other promotions and appointments, we hired Jack Schmidt, M.D., as our Chief Scientific Officer.

•	We elected Edward Scolnick, M.D., to our Board of Directors.

•	Regulus Therapeutics elected Stelios Papadopoulos, Ph.D., to its Board of Directors and made several key appointments to its management team.

RNA Interference

RNAi is a natural biological pathway that occurs within cells and can be harnessed to selectively silence the activity of specific genes. The discovery of RNAi first occurred in plants and worms in 1998, and two of the scientists who made this discovery, Dr. Andrew Fire and Dr. Craig Mello, received the 2006 Nobel Prize for Physiology or Medicine.

Opportunity for Therapeutics Based on RNAi

Beginning in 1999, our scientific founders described and provided evidence that the RNAi mechanism occurs in mammalian cells and that its immediate trigger is a type of molecule known as a small interfering RNA, or siRNA. They showed that laboratory-synthesized siRNAs could be introduced into the cell and suppress production of specific target proteins by cleaving and degrading the messenger RNA, or mRNA, of the specific gene that encodes that specific protein. Because it is possible to design and synthesize siRNAs specific to any gene of interest, the entire human genome is accessible to RNAi, and we therefore believe that RNAi therapeutics have the potential to become a broad new class of drugs.

In May 2001, one of our scientific founders, Thomas Tuschl, Ph.D., published the first scientific paper demonstrating that siRNAs can be synthesized in the laboratory using chemical or biochemical methods and when introduced, or delivered, into mammalian cells can silence the activity of a specific gene. Since the Tuschl publication, the use of siRNAs has been broadly adopted by academic and industrial researchers for the fundamental study of the function of genes, has resulted in a significant number of publications focused on the use of RNAi and has made the 2001 paper one of the most cited papers in basic biologic research. Reflecting this, siRNAs are a growing segment of the market for research reagents and related products and services.

Beyond its use as a basic research tool, we believe that RNAi can form the basis of a completely new class of drug for the treatment of disease. Drugs based on the RNAi mechanism could offer numerous opportunities and benefits, which may include:

•	Ability to target proteins that cannot be targeted effectively by existing drug classes. Over the last decade, the understanding of human disease has advanced enormously and many proteins have been identified that play fundamental roles in human disease. Paradoxically, many of these key proteins (greater than 80%) cannot be targeted effectively with existing drug approaches like small molecules or proteins such as monoclonal antibodies. These so called “undruggable” targets are potentially accessible to siRNAs as they are made by mRNAs that can be targeted with RNAi.

•	Ability to treat a broad range of diseases. The ability to make siRNAs that target virtually any gene to suppress the production of virtually any protein whose presence or activity causes disease suggests a broad potential for application in a wide range of diseases.

•	Inherently potent mechanism of action. We expect the inherent catalytic nature of the RNAi mechanism to allow for a high degree of potency and durability of effect for RNAi-based therapeutics, which distinguishes RNAi from other approaches.

•	Simplified discovery of drug candidates. In contrast to the often arduous and slow drug discovery process for proteins and small molecules, the identification of siRNA drug candidates has been, and we expect will continue to be, much simpler, quicker and less costly because it involves relatively standard processes that are directed by the known gene target sequences and can be applied in a similar fashion to many successive product candidates.

We have reported on our advances in developing siRNAs as potential drugs in a large number of peer-reviewed publications and meetings, including publications by Alnylam scientists in the journals Nature, Cell, Nature Medicine, Nature Biotechnology and PNAS.

Our Product Platform

Our product platform provides a capability for a systematic approach to identifying RNAi drug candidates through sequence selection, potency selection, stabilization by chemical modification, improvement of biodistribution and cellular uptake by various chemical conjugates and formulations. Key to the therapeutic application of siRNAs is the ability to successfully deliver siRNAs to target tissues and achieve cellular uptake of the siRNA into the inside of the cell where the RNAi machinery, called RNA induced silencing complex, or RISC, is active. In some tissues, including the lung and central nervous system, the direct application of formulated siRNAs, which we refer to as the Direct RNAi approach, achieves cellular uptake and gene knockdown. For other tissues, such as the liver, Systemic RNAi delivery has been employed, where tissue access comes via intravenous or subcutaneous injection of the siRNA into the bloodstream and where cellular uptake can be achieved by the conjugation of the siRNA with other molecules, such as small chemical groups, or by formulation with other biomaterials, such as lipid nanoparticles. Delivery is a key focus for our internal research team and is also the focus of numerous current government, academic and corporate collaborations. We have demonstrated RNAi therapeutic activity towards multiple genes, in multiple organs and in multiple species, including humans, as demonstrated by our results in the GEMINI trial for ALN-RSV01. We believe that we have made considerable progress in developing our product platform, as documented in many recent publications. With the progress we have made to date and expect to make in the future, we believe we will be well positioned to pursue multiple therapeutic opportunities.

Our progress has enabled us to advance a number of development programs for RNAi therapeutics that are administered directly to diseased tissues, including ALN-RSV01 and ALN-HTT. Our progress in achieving delivery of RNAi therapeutics through Systemic RNAi has been recently demonstrated by the advancement our first systemically delivered RNAi therapeutic candidate ALN-VSP, for the treatment of liver cancers, to the clinic. We received clearance from the FDA in January 2009 to proceed with a Phase I study and expect to initiate this study during the first half of 2009. In addition we have published pre-clinical results from development programs for other systemically delivered RNAi therapeutic candidates, including ALN-PCS and ALN-TTR. We recognize, however, that challenges remain with respect to the development of RNAi-based therapeutics, including achieving effective delivery of siRNAs to target cells and tissues, and we therefore regard further development of our product platform as an ongoing priority.

Our Product Pipeline

The following is a summary of our development programs as of January 31, 2009:

Our most advanced program is focused on RSV, a virus that infects the respiratory tract. In January 2008, we completed our GEMINI study, a Phase II human clinical trial of ALN-RSV01, an RNAi therapeutic candidate for the treatment of RSV infection, designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. In April 2008, we initiated a second Phase II human clinical trial, which is currently ongoing, to assess the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV. We recently formed collaborations with Cubist and Kyowa Hakko for the development and commercialization of products for RSV. We will jointly develop and commercialize products for RSV in partnership with Cubist in North America, Cubist has responsibility for developing and commercializing these products in the rest of the world outside of Asia, and Kyowa Hakko has the responsibility for developing and commercializing these products in Asia.

In December 2008, we submitted an IND to the FDA for ALN-VSP, our first systemically delivered RNAi therapeutic candidate for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. We received clearance from the FDA in January 2009 to proceed with a Phase I study. We expect to initiate this study during the first half of 2009. The Phase I study will be a multi-center, open label, dose escalation trial to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in patients with advanced solid tumors with liver involvement.

Our ALN-PCS program is focused on the treatment of hypercholesterolemia with an RNAi therapeutic candidate that targets a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9. Other development programs include ALN-TTR, an RNAi therapeutic candidate targeting the TTR gene for the treatment of TTR amyloidosis, which we advanced to a development program during 2008, and ALN-HTT, an RNAi therapeutic candidate for the treatment of Huntington’s disease, which we are developing jointly with Medtronic.

We have spent substantial funds over the past three years to develop our product pipeline and expect to continue to do so in the future. We incurred research and development costs of $96.9 million in 2008, $120.7 million in 2007 and $49.3 million in 2006. Research and development costs in 2007 included $27.5 million in license fees paid to certain entities, primarily Isis, in connection with our alliance with Roche.

Development Programs

Respiratory Syncytial Virus Infection

Market Opportunity.  RSV is a highly contagious virus that causes infections in both the upper and lower respiratory tract. RSV infects nearly every child by the age of two years and is responsible for a significant percentage of hospitalizations of infants, children with lung or congenital heart disease, the elderly and adults with immune-compromised systems. RSV infection typically results in cold-like symptoms, but can lead to more serious respiratory illnesses such as croup, pneumonia and bronchiolitis, and in extreme cases, severe illness and death. According to NIH, up to 125,000 children are hospitalized each year due to RSV infection. A study published in the New England Journal of Medicine estimates that over 170,000 elderly adults are hospitalized with RSV each year. As a result, there is a significant need for novel therapeutics to treat patients infected with RSV.

Current Treatments.  The only product currently approved for the treatment of RSV infection is Ribavirin, which is marketed as Virazole® by Valeant Pharmaceuticals International, or Valeant. However, this product is approved only for treatment of hospitalized infants and young children with severe lower respiratory tract infections due to RSV. Moreover, administration of the drug is complicated and requires elaborate environmental reclamation devices because of potential harmful effects on healthcare personnel exposed to the drug.

Two other products, a monoclonal antibody known as Synagis® and an immune globulin called Respigam®, have been approved for the prevention of severe lower respiratory tract disease caused by RSV in infants at high risk of such disease. Neither of these products is approved for treatment of an existing RSV infection.

Alnylam Program.  In June 2007, we initiated the GEMINI study, a double-blind, placebo-controlled, randomized Phase II trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. In total, 88 subjects were randomized 1:1 to receive either ALN-RSV01 or placebo treatment prior to and after experimental infection with a wild type clinical strain of RSV. In February 2008, we reported positive results from the GEMINI study. ALN-RSV01 was found to be safe and well tolerated and demonstrated statistically significant anti-viral activity, including an approximate 40% reduction in viral infection rate and 95% increase in infection-free patients (p<0.01), as compared to placebo.

In April 2008, we initiated a second Phase II human clinical trial, which is currently ongoing in multiple sites across both hemispheres. This is a double-blind, randomized Phase II clinical trial to assess the safety and antiviral activity of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV.

Prior to the GEMINI study, ALN-RSV01 was shown in pre-clinical testing to be effective in both preventing and treating RSV infection in mice when administered intranasally. ALN-RSV01 also showed no significant toxicities in animal toxicology studies performed to enable the filing of an IND. We submitted an IND for ALN-RSV01 to the FDA in November 2005, and have completed a number of Phase I clinical trials in both the United States and Europe. In these Phase I trials, ALN-RSV01 was found to be generally safe and well tolerated when administered by single or repeat administration at doses up to 150 milligrams intranasally or at doses up to 0.6 milligrams per kilogram by nebulizer. The results of our completed ALN-RSV01 clinical trials have been presented at medical conferences. We also have an active program to identify second-generation RNAi-based RSV inhibitors, and have identified several potent and specific candidates in pre-clinical studies. We recently formed collaborations with Cubist and Kyowa Hakko for the development and commercialization of products for RSV. We will jointly develop and commercialize products for RSV in partnership with Cubist in North America, Cubist has responsibility for developing and commercializing these products in the rest of the world outside of Asia, and Kyowa Hakko has the responsibility for developing and commercializing these products in Asia.

Liver Cancer

Market Opportunity.  An estimated 600,000 patients worldwide are diagnosed with primary liver cancer each year. Hepatocellular carcinoma, or HCC, is the most common form of liver cancer and is responsible for about 90% of primary malignant liver tumors in adults. HCC is the sixth most common cancer in the world and the third leading cause of cancer-related deaths globally. In addition to primary liver cancer patients, in whom the disease starts in the liver, another 500,000 patients are identified each year with secondary liver cancer, whereby the primary tumor of another tissue, such as colorectal, stomach, pancreatic, breast, lung or skin, has metastasized to the liver.

Current Treatments.  The treatment options for liver cancer are dependent on the stage of disease, site of tumor and condition of the patient, but can include surgical resection, radiation, chemotherapy, chemoembolism, liver transplantation and various combinations of these approaches. In November 2007, the FDA approved Sorafenib, also called Nexavar®, for the treatment of un-resectable liver cancer. Even with relatively early diagnosis and resection, the prognosis remains very poor for liver cancer patients, who are often diagnosed late in their clinical course of disease. For primary liver cancer, with early diagnosis and a resectable tumor, the five-year disease free survival rate has been reported at approximately 20%. However, this applies only to about 15% of primary liver cancer patients. For most primary liver cancer patients, the disease is fatal within three to six months. The prognosis for secondary liver cancer is generally also very poor, due often to the late stage of the disease at the time of diagnosis and metastatic nature of the neoplasm. For example, in the absence of treatment, the prognosis for patients with hepatic colorectal metastases is extremely poor, with five-year survival rates of 3% or less. Among patients that can be treated with complete resection of hepatic colorectal metastases, only 30% to 40% will survive for five years following resection.

Alnylam Program.  In December 2008, we submitted an IND to the FDA for ALN-VSP, our first systemically delivered RNAi therapeutic candidate for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. We received clearance from the FDA in January 2009 to proceed with a Phase I study. We expect to initiate this study during the first half of 2009. ALN-VSP contains two siRNAs formulated in a lipid nanoparticle developed by Tekmira. ALN-VSP is designed to target two genes critical in the growth and development of cancer: kinesin spindle protein, or KSP, and vascular endothelial growth factor, or VEGF, required for tumor growth. KSP is a key component of the cellular machinery that mediates chromosome separation during cell division, which is critical for tumor proliferation. As such, it represents a potent target as an anti-tumor mechanism. VEGF is a potent angiogenic factor that drives the development of blood vessels that are critical to ensuring adequate blood supply to the growing tumor.

Pre-clinical data in mouse tumor model studies have demonstrated efficacy of ALN-VSP, including suppression of these targeted genes, demonstration of an RNAi mechanism of action, tumor reduction and extension of survival. We believe our strategy of using an RNAi therapeutic targeting two well-validated genes critical for tumor proliferation and survival has the potential of achieving meaningful clinical benefit for patients with liver cancer. In addition, we believe that this is the first dual targeting RNAi therapeutic program to advance to clinical development. This is an important milestone, as we view the ability to design and formulate multiple siRNAs against more than one target as a potentially attractive feature of our RNAi therapeutics platform, particularly in the setting of oncology drug development.

The Phase I study will be a multi-center, open label, dose escalation trial to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in patients with advanced solid tumors with liver involvement.

Hypercholesterolemia

Market Opportunity.  Coronary artery disease, or CAD, is the leading cause of mortality in the United States, responsible for 40% of all deaths annually. Hypercholesterolemia, defined as a high level of LDL cholesterol, or LDL-c, in the blood, is one of the major risk factors for CAD. Although current therapies are effective in many patients, studies have shown that as many as 45% of these patients do not achieve adequate control of their high cholesterol level with existing treatments, which include drugs known as statins. Currently in the United States, there are almost 500,000 patients with high cholesterol levels not controlled by the use of existing lipid lowering therapies. These patients are said to have refractory or poorly controlled hypercholesterolemia and constitute a potential target population for our product candidate.

Current Treatments.  The current standard of care for patients with hypercholesterolemia includes the use of several agents. The first treatment often prescribed is a drug from the statin family. Commonly prescribed statins include Lipitor® (atorvastatin), Zocor® (simvastatin), Crestor® (rosuvastatin) and Pravachol® (pravastatin). A different type of drug, such as Zetia® (ezetimibe) and Vytorin® (ezetimibe/simvastatin), which reduces dietary cholesterol uptake from the gut, may also be used either on its own or in combination with a statin. Despite these therapies, there are many patients who have refractory or poorly controlled hypercholesterolemia and require more intensive treatment. In addition, some patients do not tolerate current treatments and at least 5% of those treated with a statin have to stop because of side-effects. In patients with very high uncontrolled cholesterol levels, a procedure called lipid apheresis is used, which effectively removes cholesterol from the blood using a machine specifically designed for this process. However, this procedure is inconvenient and uncomfortable, requiring regular weekly visits to a doctor’s office.

Alnylam Program.  PCSK9 is a widely acknowledged target for the treatment of hypercholesterolemia by lowering of LDL-c levels. PCSK9 is a protein that is produced by the liver but circulates in the bloodstream. The liver determines cholesterol levels, in part by taking up or absorbing LDL-c from the bloodstream. PCSK9 reduces the liver’s capacity to absorb LDL-c. Recent evidence indicates that, if PCSK9 activity could be reduced, the liver should increase its uptake of LDL-c and blood cholesterol levels should decrease. In fact, some individuals have been shown to have a genetic mutation in PCSK9 that lowers its activity and results in increased liver LDL-c uptake and lowered blood cholesterol levels. In turn, these individuals have been shown to have a dramatically reduced risk of CAD, including myocardial infarction or heart attack. In addition, a recent study has shown that PCSK9 levels are increased by statin therapy while LDL-c levels are decreased, suggesting that the introduction of a PCSK9 inhibitor to statin therapy may result in even further reductions in LDL-c levels.

In July 2006, in collaboration with The University of Texas Southwestern Medical Center, or UTSW, we began our ALN-PCS program focused on the development of an RNAi therapeutic candidate directed at PCSK9. As part of the UTSW collaboration, we and UTSW are testing RNAi therapeutic candidates targeting PCSK9 in certain UTSW animal models. Non-human primate data for our ALN-PCS program has demonstrated efficient silencing of PCSK9 and rapid and durable reductions in LDL blood cholesterol levels by approximately 50%.

TTR Amyloidosis

Market Opportunity.  TTR amyloidosis is a hereditary, systemic disease caused by a mutation in the TTR gene. The resulting abnormal protein is deposited as TTR-containing amyloid fibrils in extrahepatic tissues including peripheral nerves, which is referred to as familial amylodotic polyneuropathy, or FAP, and the heart, referred to as familial amyloidotic cardiomyopathy, FAC. The condition is associated with neuropathy, or severe pain and loss of autonomic nervous function, and/or heart failure. Typical onset for TTR amyloidosis is between the third and fifth decades of life and the disease may be fatal within five to 15 years of onset. In its severest form, TTR-mediated FAP and FAC present a tremendous unmet medical need with significant morbidity and mortality. As an orphan, or rare, disease, TTR-mediated FAP is estimated to affect approximately 5,000 to 10,000 people worldwide. There are also other forms of TTR amyloidosis that are more common and also associated with significant morbidity.

Current Treatments.  There are no existing disease-modifying treatments to address TTR amyloidosis. Currently, liver transplantation is the only available treatment for TTR-mediated FAP. However, only a subset of FAP patients qualify for this costly and invasive procedure and, even following liver transplantation, the disease continues to progress for many of these patients, presumably due to normal TTR being deposited into preexisting fibrils. Moreover, there is a shortage of donors to provide healthy livers for transplantation into eligible patients.

Alnylam Program.  ALN-TTR is an RNAi therapeutic candidate targeting the TTR gene for the treatment of TTR amyloidosis. TTR is a carrier for thyroid hormone and retinol binding protein and is produced almost exclusively in the liver. Thus, we believe TTR is a suitable target for an RNAi therapeutic formulated to maximize delivery to liver cells. Our scientists recently presented data from our ALN-TTR program which demonstrated that highly potent RNAi therapeutic candidates targeting TTR significantly reduced the levels of target mRNA in the liver and TTR protein in circulation. Using our proprietary lipid nanoparticle formulation, studies were performed in a transgenic mouse model where human TTR, or hTTR, with a certain mutation known as V30M is over-expressed. Studies were also performed in non-human primates using the lipid nanoparticle formulation from Tekmira. Specifically, data from these studies showed that administration of ALN-TTR resulted in dose-dependent silencing of TTR in vitro with the absence of any measurable immune stimulatory effects; reduced TTR plasma levels and liver TTR mRNA by greater than 70% in the V30M-hTTR transgenic mouse model; and reduced liver TTR mRNA levels by approximately 80% in non-human primates.

Our findings demonstrate the potential therapeutic benefit of an RNAi therapeutic targeting TTR for the treatment of TTR amyloidosis, including FAP. Moreover, siRNA treatment may be superior to liver transplantation based on the ability to simultaneously reduce the expression of mutant, as well as wild-type, TTR. ALN-TTR is also one example of a number of orphan-like indications where there is a very high unmet need and the potential for early biomarker data in clinical studies that enables rapid proof-of-concept and a clear opportunity for a large therapeutic impact for patients.

Huntington’s Disease

Market Opportunity.  Huntington’s disease, or HD, is a fatal, inherited and progressive brain disease that results in uncontrolled movements, loss of intellectual faculties, emotional disturbance and premature death. HD patients typically first start to develop the disease in their third or fourth decade of life and have an average survival of only 10 to 20 years after initial diagnosis. The disease is associated with the production of an altered form of a protein known as huntingtin, the presence of which is believed to trigger the death of important cells in the brain. This autosomal dominant, neurodegenerative disease afflicts approximately 30,000 patients in the United States. An estimated 150,000 additional people in the United States carry the mutant huntingtin gene and, therefore, have an approximate 50% risk of developing the disease in their lifetimes.

Current Treatments.  The current treatment of this severe disease is supportive care and symptomatic therapy, with no drugs or therapies available that have been shown to slow the underlying disease progress and the inexorable erosion of the patient’s nerve cell functionality.

Alnylam Program.  In collaboration with Medtronic, we are seeking to develop a novel drug-device product incorporating an RNAi therapeutic candidate targeting the huntingtin gene that will protect these cells by suppressing huntingtin mRNA and the disease causing protein. Alnylam scientists and collaborators have published and presented in vivo data demonstrating efficacy for an siRNA targeting the huntingtin gene in a mouse model of the disease. The program, ALN-HTT, is part of a 50-50 co-development/profit share relationship with Medtronic for the United States market. Outside the United States, Medtronic will be solely responsible for the development and commercialization of the drug-device.

Discovery Programs

In addition to our development efforts on RSV, liver cancer, hypercholesterolemia, TTR amyloidosis and Huntington’s disease, we are conducting research activities to discover RNAi therapeutics to treat various diseases. The diseases for which we have discovery programs include: viral hemorrhagic fever, including the Ebola virus, which can cause severe, often fatal infection and poses a potential biological safety risk and bioterrorism threat; progressive multifocal leukoencephalopathy, or PML, which is a disease of the central nervous system caused by viral infection in immune compromised patients; and Parkinson’s disease, a progressive brain disease which is characterized by uncontrollable tremor, and in some cases, may result in dementia. We are also pursuing many other undisclosed internal programs.

In addition to these programs, as part of our collaborations with Novartis and Takeda, we have research activities to discover RNAi therapeutics directed to a number of undisclosed targets. Our alliance with Roche also contemplates such research activities.

Our Collaboration and Licensing Strategy

Our business strategy is to develop and commercialize a pipeline of RNAi therapeutic products. As part of this strategy, we have entered into, and expect to enter into additional, collaboration and licensing agreements as a means of obtaining resources, capabilities and funding to advance our RNAi therapeutic programs.

Our collaboration strategy is to form (1) non-exclusive platform alliances where our collaborators obtain access to our capabilities and intellectual property to develop their own RNAi therapeutic products; and (2) 50-50 co-development and/or ex-U.S. market geographic partnerships on specific RNAi therapeutic programs. We have entered into broad, non-exclusive platform license agreements with Roche and Takeda, under which we will also collaborate with each of Roche and Takeda on RNAi drug discovery for one or more disease targets. We are pursuing 50-50 co-development programs with Cubist and Medtronic for the development and commercialization of ALN-RSV and ALN-HTT, respectively. In addition, we have entered into a product alliance with Kyowa Hakko for the development and commercialization of ALN-RSV in territories not covered by the Cubist agreement, which includes Japan and other markets in Asia. We also have discovery and development alliances with Isis, Novartis and Biogen Idec.

We also seek opportunities to form new ventures in areas outside our core strategic interest. For example, we formed Regulus Therapeutics, together with Isis, to capitalize on our technology and intellectual property in the field of microRNA-based therapeutics. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures to be formed.

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of January 31, 2009, we had granted such licenses, on an exclusive or nonexclusive basis, to approximately 20 companies.

Since delivery of RNAi therapeutics remains a major objective of our research activities, we also look to enter into collaboration and licensing agreements with other companies and academic institutions to gain access to delivery technologies. For example, we have entered into agreements with Tekmira and MIT, among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max Planck Innovation, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi.

Finally, we seek funding for the development of our proprietary RNAi therapeutics pipeline from foundations and government sources. In 2006, NIAID awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus. In 2007, the Defense Threat Reduction Agency, or DTRA, an agency of the United States Department of Defense, awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, which ended in February 2009. In addition, we have obtained funding for pre-clinical discovery programs from organizations such as The Michael J. Fox Foundation.

Strategic Alliances

We have formed, and intend to continue to form, strategic alliances to gain access to the financial, technical, clinical and commercial resources necessary to develop and market RNAi therapeutics. We expect these alliances to provide us with financial support in the form of upfront cash payments, license fees, equity investments, research and development funding, milestone payments and/or royalties or profit sharing based on sales of RNAi therapeutics.

Platform Alliances.

Roche.  In July 2007, we and, for limited purposes, Alnylam Europe AG, or Alnylam Europe, entered into a license and collaboration agreement with Roche. Under the license and collaboration agreement, which became effective in August 2007, we granted Roche a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, and may be expanded to include up to 18 additional therapeutic areas, comprising all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Roche of an additional $50.0 million for each additional therapeutic area, if any.

In consideration for the rights granted to Roche under the license and collaboration agreement, Roche paid us $273.5 million in upfront cash payments. In addition, in exchange for our contributions under the collaboration agreement, for each RNAi therapeutic product successfully developed by Roche, its affiliates or sublicensees under the collaboration agreement, if any, we are entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Roche.

Under the license and collaboration agreement, we and Roche also agreed to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets, subject to our contractual obligations to third parties. The discovery collaboration between Roche and us will be governed by a joint steering committee for a period of five years that is comprised of an equal number of representatives from each party. In exchange for our contributions to the collaboration, Roche will be required to make additional milestone and royalty payments to us.

The term of the license and collaboration agreement generally ends upon the later of ten years from the first commercial sale of a licensed product and the expiration of the last-to-expire patent covering a licensed product. We estimate that our fundamental RNAi patents covered under the license and collaboration agreement will expire both in and outside the United States generally between 2016 and 2025, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. After the first anniversary of the effective date, Roche may terminate the license and collaboration agreement, on a licensed product-by-licensed product, licensed patent-by-licensed patent, and country-by-country basis, upon 180-days’ prior written notice to us, but is required to continue to make milestone and royalty payments to us if any royalties were payable on net sales of a terminated licensed product during the previous 12 months. The license and collaboration agreement may also be terminated by either party in the event the other party fails to cure a material breach under the license and collaboration agreement.

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

In connection with the execution of the license and collaboration agreement and the common stock purchase agreement, we also executed a stock purchase agreement with Alnylam Europe and Roche Beteiligungs GmbH, or

Roche Germany, an affiliate of Roche. Under the terms of the Alnylam Europe stock purchase agreement, we created a new, wholly-owned German limited liability company, Roche Kulmbach, into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from us all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe stock purchase agreement included transition services that were performed by Roche Kulmbach employees at various levels through August 2008. We reimbursed Roche for these services at an agreed-upon rate.

In connection with the license and collaboration agreement and the common stock purchase agreement, we paid $27.5 million in license fees to our licensors, primarily Isis, in accordance with the applicable license agreements with those parties.

Takeda.  In May 2008, we entered into a license and collaboration agreement with Takeda to pursue the development and commercialization of RNAi therapeutics. Under the Takeda agreement, we granted to Takeda a non-exclusive, worldwide, royalty-bearing license to our intellectual property to develop, manufacture, use and commercialize RNAi therapeutics, subject to our existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions. Under the Takeda agreement, Takeda will be our exclusive platform partner in the Asian territory, as defined in the agreement, for a period of five years.

In consideration for the rights granted to Takeda under the Takeda agreement, Takeda agreed to pay us $150.0 million in upfront and near-term technology transfer payments. In addition, we have the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda agreement. In June 2008, Takeda paid us an upfront payment of $100.0 million. Takeda is also required to make the additional $50.0 million in payments to us upon achievement of specified technology transfer milestones, $20.0 million of which was achieved in September 2008 and paid in October 2008, $20.0 million of which is required to be paid within 12 to 24 months of execution of the agreement and $10.0 million of which is required to be paid within 24 to 36 months of execution of the agreement. If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay us $50.0 million for each of up to approximately 20 total additional fields selected, comprising all other fields of human disease, as identified and agreed upon by the parties. In addition, for each RNAi therapeutic product successfully developed by Takeda, its affiliates and sublicensees, if any, we are entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Takeda.

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

The term of the Takeda agreement generally ends upon the later of (i) the expiration of our last-to-expire patent covering a licensed product and (ii) the last-to-expire term of a profit sharing agreement in the event we elect to enter into such an agreement. We estimate that our fundamental RNAi patents covered under the Takeda agreement will expire both in and outside the United States generally between 2016 and 2025, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. The Takeda agreement may be terminated by either party in the event the other party fails to cure a material breach under the agreement. In addition, after the first anniversary of the effective date of the Takeda agreement, Takeda may terminate the agreement on a licensed product-by-licensed product or country-by-country basis upon 180-days’ prior written notice to us, provided, however, that Takeda is required to continue to make royalty payments to us for the duration of the royalty term with respect to a licensed product.

In connection with the Takeda agreement, we paid $5.0 million of license fees to our licensors, primarily Isis, in accordance with the applicable license agreements with those parties.

Discovery and Development Alliances.

Isis.  In March 2004, we entered into a collaboration and license agreement with Isis, a leading developer of antisense oligonucleotide drugs that target RNA. The Isis agreement significantly enhanced our intellectual property position with respect to RNA-based therapeutic products and our ability to develop siRNAs for RNAi therapeutic products, and provided us with the opportunity to defer investment in manufacturing technology. Isis granted us licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of siRNA products. We have the right to use Isis technologies in our development programs or in collaborations, and Isis has agreed not to grant licenses under these patents to any other organization for any siRNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. The licenses that we have granted to Isis are non-exclusive licenses to our current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. We have also granted Isis the non-exclusive right to develop and commercialize siRNA products against a limited number of targets. In addition, we have granted Isis non-exclusive rights to our patents and patent applications for research, development and commercialization of antisense RNA products.

Under the terms of the Isis agreement, we paid Isis an upfront license fee of $5.0 million. We also agreed to pay Isis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product that we or a collaborator develops using Isis intellectual property. In addition, we agreed to pay to Isis a percentage of specified fees from strategic collaborations we may enter into that include access to the Isis intellectual property.

In conjunction with the agreement, Isis made a $10.0 million equity investment in us. In addition, Isis has agreed to pay us, per therapeutic target, a license fee of $0.5 million, and milestone payments totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product developed by Isis or a collaborator that utilizes our intellectual property. Isis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration.

The Isis agreement also gives us an option to use Isis’ manufacturing services for RNA-based therapeutic products. In addition, under the Isis agreement, we have the exclusive right to grant sub-licenses for Isis technology to third parties with whom we are not collaborating. We may include these sub-licenses in our non-exclusive platform licenses and our InterfeRx licenses. If a license includes rights to Isis’ intellectual property, we will share revenues from that license equally with Isis.

The term of the Isis agreement generally ends upon the expiration of the last-to-expire patent licensed thereunder, whether such patent is a patent licensed by us to Isis, or vice versa. As the license will include additional patents, if any, filed to cover future inventions, if any, the date of expiration cannot be calculated at this time.

Novartis.  We have formed two alliances with Novartis. We refer to the first of these, which was initiated in September 2005, as the broad Novartis alliance, and to the second, which was initiated in February 2006, as the Novartis flu alliance.

In connection with the broad Novartis alliance, we entered into a series of transactions with Novartis beginning in September 2005. At that time, we and Novartis executed a stock purchase agreement and an investor rights agreement. When the transactions contemplated by the stock purchase agreement closed in October 2005, the investor rights agreement became effective and we and Novartis executed a research collaboration and license agreement. The collaboration and license agreement had an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2008, Novartis elected to extend the initial term of the agreement for an additional year, through October 2009. Novartis retains the right to extend the term for a second additional year, which right must be exercised no later than July 2009.

Under the terms of the collaboration and license agreement, the parties will work together on selected targets, as defined in the collaboration and license agreement, to discover and develop therapeutics based on RNAi. In consideration for rights granted to Novartis under the collaboration and license agreement, Novartis made an upfront payment of $10.0 million to us in October 2005, partly to reimburse prior costs incurred by us to develop in vivo RNAi technology. The collaboration and license agreement also includes terms under which Novartis will provide us with research funding and development and sales milestone payments as well as royalties on annual net sales of products resulting from the collaboration, if any. The amount of research funding provided by Novartis under the collaboration and license agreement during the research term is dependent upon the number of active programs on which we are collaborating with them at any given time and the number of our employees that are working on those programs, in respect of which Novartis reimburses us at an agreed upon rate. Under the terms of the collaboration and license agreement, Novartis has the right to select up to 30 exclusive targets to include in the collaboration, which number may be increased to 40 under certain circumstances and upon additional payments. For RNAi therapeutic products successfully developed under the agreement, if any, we would be entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Novartis.

Under the terms of the collaboration and license agreement, we retain the right to discover, develop, commercialize and manufacture compounds that function through the mechanism of RNAi, or products that contain such compounds as an active ingredient, with respect to targets not selected by Novartis for inclusion in the collaboration, provided that Novartis has a right of first offer with respect to an exclusive license for additional targets before we partner any of those additional targets with third parties.

The collaboration and license agreement also provides Novartis with a non-exclusive option to integrate into its operations our intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid based molecules. Novartis may exercise this integration option at any point during the research term, as defined in the collaboration and license agreement. The research term expires in October 2009 and may be extended until October 2010 at Novartis’ election. In connection with the exercise of the integration option, Novartis would be required to make additional payments to us totaling $100.0 million, payable in full at the time of exercise, which payments would include an option exercise fee, a milestone based on the overall success of the collaboration and pre-paid milestones and royalties that could become due as a result of future development of products using our technology. In addition, under this license grant, Novartis may be required to make milestone and royalty payments to us in connection with the successful development and commercialization of RNAi therapeutic products, if any. The license grant under the integration option, if exercised by Novartis, would be structured similarly to our non-exclusive platform licenses with Roche and Takeda.

Novartis may terminate the collaboration and license agreement in the event that we materially breach our obligations. We may terminate the agreement with respect to particular programs, products and/or countries in the event of specified material breaches by Novartis of its obligations, or in its entirety under specified circumstances for multiple such breaches.

Under the terms of the stock purchase agreement, in October 2005, Novartis purchased 5,267,865 shares of our common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of our outstanding common stock as of the date of issuance. In addition, under the investor rights agreement, we granted Novartis rights to acquire additional equity securities in the event that we propose to sell or issue any equity securities, subject to specified exceptions, as described in the investor rights agreement, such that Novartis would be able to maintain its then-current ownership percentage in our outstanding common stock. Pursuant to terms of the investor rights agreement, in May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share resulting in a payment to us of $5.4 million. At December 31, 2008, Novartis owned 13.2% of our outstanding common stock.

Under the terms of the investor rights agreement, we also granted Novartis demand and piggyback registration rights under the Securities Act of 1933 for the shares of our common stock held by Novartis. Novartis agreed, until the later of (1) October 12, 2008 and (2) the date of termination or expiration of the selection term, as defined in the collaboration and license agreement, not to acquire any of our securities, other than an acquisition resulting in Novartis and its affiliates beneficially owning less than 20% of our total outstanding voting securities, participate in any tender or exchange offer, merger or other business combination involving us or seek to control or influence our management, board of directors or policies, subject to specified exceptions described in the investor rights agreement.

In February 2006, we entered into the Novartis flu alliance. Under the terms of the Novartis flu alliance, we and Novartis have joint responsibility for the development of RNAi therapeutics for pandemic flu. This program was stopped and currently there are no specific resource commitments for this program.

Biogen Idec.  In September 2006, we entered into a collaboration and license agreement with Biogen Idec. The collaboration is focused on the discovery and development of therapeutics based on RNAi for the potential treatment of PML. Under the terms of the Biogen Idec agreement, we granted Biogen Idec an exclusive license to distribute, market and sell certain RNAi therapeutics to treat PML and Biogen Idec has agreed to fund all related research and development activities. We received an upfront $5.0 million payment from Biogen Idec. In addition, upon the successful development and utilization of a product resulting from the collaboration, if any, Biogen Idec would be required to pay us milestone payments, totaling $51.0 million, and royalty payments on sales, if any. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Biogen Idec. The pace and scope of future development of this program is the responsibility of Biogen Idec. We expect to expend limited resources on this program in 2009.

Unless earlier terminated, the Biogen Idec agreement will remain in effect until the expiration of all payment obligations under the agreement. Either we or Biogen Idec may terminate the agreement in the event that the other party breaches its obligations thereunder. Biogen Idec may also terminate the agreement, on a country-by-country basis, without cause upon 90 days prior written notice.

Product Alliances.

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

Under the terms of the amended and restated collaboration agreement, we and Medtronic are continuing our existing development program focused on developing a combination drug-device product for the treatment of Huntington’s disease. In addition, we and Medtronic may jointly agree to collaborate on additional product development programs for the treatment of other neurodegenerative diseases, which can be addressed by the delivery of siRNAs discovered and developed using our RNAi therapeutics platform to the human nervous system through implantable infusion devices developed by Medtronic. We will be responsible for supplying the siRNA component and Medtronic will be responsible for supplying the device component of any product resulting from the collaboration.

With respect to the initial product development program focused on Huntington’s disease, each party is funding 50% of the development efforts for the United States while Medtronic is responsible for funding development efforts outside the United States. Medtronic will commercialize any resulting products and pay royalties to us based on net sales of any such products, if any, which royalties in the United States are designed to approximate 50% of the profit associated with the sale of such product and which royalties in Europe are similar to more traditional pharmaceutical royalties, in that they are intended to reflect each party’s contribution.

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

Kyowa Hakko.  In June 2008, we entered into a license and collaboration agreement with Kyowa Hakko. Under the Kyowa Hakko agreement, we granted Kyowa Hakko an exclusive license to our intellectual property in Japan and other markets in Asia for the development and commercialization of ALN-RSV01 for the treatment of RSV infection. The Kyowa Hakko agreement also covers additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program. We retain all development and commercialization rights worldwide excluding the licensed territory.

Under the terms of the Kyowa Hakko agreement, in June 2008, Kyowa Hakko paid us an upfront cash payment of $15.0 million. In addition, Kyowa Hakko is required to make payments to us upon achievement of specified development and sales milestones totaling up to $78.0 million, and royalty payments based on annual net sales, if any, of ALN-RSV01 by Kyowa Hakko, its affiliates and sublicensees in the licensed territory. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Kyowa Hakko.

Our collaboration with Kyowa Hakko is governed by a joint steering committee that is comprised of an equal number of representatives from each party. Under the agreement, Kyowa Hakko is establishing a development plan for ALN-RSV01 relating to the development activities to be undertaken in the licensed territory, with the initial focus on Japan. Kyowa Hakko is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval and commercialization of ALN-RSV01 in Japan and the rest of the licensed territory. We will be responsible for supply of the product to Kyowa Hakko under a supply agreement unless Kyowa Hakko elects, prior to the first commercial sale of the product in the licensed territory, to manufacture the product itself or arrange for a third party to manufacture the product.

The term of the Kyowa Hakko agreement generally ends on a country-by-country basis upon the later of (1) the expiration of our last-to-expire patent covering a licensed product and (2) the tenth anniversary of the first commercial sale in the country of sale. We estimate that our principal patents covered under the Kyowa Hakko agreement will expire both in and outside the United States generally between 2016 and 2025. These patent rights are subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. Additional patent filings relating to the collaboration may be made in the future. The Kyowa Hakko agreement may be terminated by either party in the event the other party fails to cure a material breach under the agreement. In addition, Kyowa Hakko may terminate the agreement without cause upon 180-days’ prior written notice to us, subject to certain conditions.

Cubist.  In January 2009, we entered into a license and collaboration agreement with Cubist to develop and commercialize therapeutic products based on certain of our RNAi technology for the treatment of RSV, including ALN-RSV01, which is currently in Phase II clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other second-generation RNAi-based RSV inhibitors, which currently are in pre-clinical studies.

Under the terms of the Cubist agreement, we and Cubist will share responsibility for developing licensed products in North America and will each bear one-half of the related development costs. Our collaboration with Cubist for the development of licensed products in North America will be governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist will have the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between us and Cubist. Throughout the rest of the world, referred to as the Royalty Territory, excluding Asia, where we have previously partnered our ALN-RSV program with Kyowa Hakko, Cubist will have an exclusive, royalty-bearing license to develop and commercialize licensed products.

In consideration for the rights granted to Cubist under the agreement, in January 2009, Cubist paid us an upfront cash payment of $20.0 million. Cubist also has an obligation under the agreement to pay us milestone payments, totaling up to an aggregate of $82.5 million, upon the achievement of specified development and sales events in the Royalty Territory. In addition, if licensed products are successfully developed, Cubist will be required to pay us double digit royalties on net sales of licensed products in the Royalty Territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, we will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license and, in addition to royalties on net sales in North America, will be entitled to receive additional milestone payments totaling up to an aggregate of $130.0 million upon achievement of specified development and sales events in North America, subject to the timing of the conversion by us and the regulatory status of a licensed product at the time of conversion. If we make the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the Royalty Territory. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Cubist.

Unless terminated earlier in accordance with the agreement, the agreement expires on a country-by-country and licensed product-by-licensed product basis, (a) with respect to the Royalty Territory, upon the latest to occur of (1) the expiration of the last-to-expire Alnylam patent covering a licensed product, (2) the expiration of the Regulatory-Based Exclusivity Period (as defined in the Cubist agreement) and (3) ten years from first commercial sale in such country of such licensed product by Cubist or its affiliates or sublicensees, and (b) with respect to North America, if we have not converted North America into the Royalty Territory, upon the termination of the agreement by Cubist upon specified prior written notice. We estimate that our fundamental RNAi patents covered under the Cubist agreement will expire both in and outside of the United States generally between 2016 and 2025. Allowed claims covering ALN-RSV01 in the United States would expire in 2026. These patent rights are subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. In addition, more patent filings relating to the collaboration may be made in the future. Cubist has the right to terminate the agreement at any time (1) upon three months’ prior written notice if such notice is given prior to the acceptance for filing of the first application for regulatory approval of a licensed product or (2) upon nine months prior written notice if such notice is given after the acceptance for filing of the first application for regulatory approval. Either party may terminate the agreement in the event the other party fails to cure a material breach or upon patent-related challenges by the other party.

During the term of the Cubist agreement, neither party nor its affiliates may develop, manufacture or commercialize anywhere in the world, outside of Asia, a therapeutic or prophylactic product that specifically targets RSV, except for licensed products developed, manufactured or commercialized pursuant to the agreement.

microRNAi-based Therapeutics

Regulus Therapeutics.  In September 2007, we and Isis established Regulus Therapeutics, a company focused on the discovery, development and commercialization of microRNA-based therapeutics. Regulus Therapeutics combines our and Isis’ technologies, know-how and intellectual property relating to microRNA-based therapeutics. In addition, we believe that Regulus Therapeutics has assembled a strong leadership team, as well as leading authorities in the field of microRNA research to lead this new venture. In December 2007, Kleanthis G. Xanthopoulos, Ph.D. was appointed as President and Chief Executive Officer of Regulus Therapeutics.

Regulus Therapeutics is exploring therapeutic opportunities that arise from alterations in microRNA expression. Since microRNAs are believed to regulate the expression of broad networks of genes and biological pathways, microRNA-based therapeutics define a new and potentially high-impact strategy to target multiple points on disease pathways. Conventional messenger RNAs are genetically encoded and in turn instruct the creation of proteins through the process of translation. However, these small microRNAs do not instruct creation of proteins but instead regulate the expression of other genes. There are approximately 700 microRNAs that have been identified in the human genome, and these are believed to regulate the expression of up to 30% of all human genes. Since microRNAs may act as master regulators for physiological pathways or genetic networks to achieve integrated biological functions, affecting the expression of multiple genes in the pathway of disease, microRNAs potentially represent an exciting new platform for drug discovery and development.

To date, microRNAs have been implicated in several disease areas such as cancer, viral infection, inflammatory diseases and metabolic disorders. Regulus Therapeutics’ most advanced program, which is in pre-clinical research, is a microRNA-based therapeutic candidate that targets miR-122, an endogenous host gene required for viral infection by the hepatitis C virus, or HCV. HCV infection is a significant disease worldwide, for which emerging therapies target viral genes and, therefore, are prone to viral resistance. Regulus Therapeutics is also pursuing a program that targets miR-21. Pre-clinical studies by Regulus Therapeutics and collaborators have shown that miR-21 is implicated in several therapeutic areas, including heart failure and fibrosis. In addition to these programs, Regulus Therapeutics is also actively exploring additional areas for development of microRNA-based therapeutics, including cancer, other viral diseases, metabolic disorders and inflammatory diseases.

In April 2008, Regulus Therapeutics entered into a worldwide strategic alliance with GlaxoSmithKline, or GSK, to discover, develop and market novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus Therapeutics received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million evidenced by a promissory note (guaranteed by Isis and us) that will convert into Regulus Therapeutics common stock under certain specified circumstances. Regulus Therapeutics could be eligible to receive development, regulatory and sales milestone payments for each of the four microRNA-targeted therapeutics discovered and developed as part of the alliance, and would also receive royalty payments on worldwide sales of products resulting from the alliance, if any.

Regulus Therapeutics, which was initially established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. We and Isis continue to own 49% and 51%, respectively, of Regulus Therapeutics and Regulus Therapeutics continues to operate as an independent company with a separate board of directors, scientific advisory board and management team. In September 2007, we, Isis and Regulus Therapeutics also entered into a license and collaboration agreement to pursue the discovery, development and commercialization of therapeutic products directed to microRNAs. Under the terms of the license and collaboration agreement, we and Isis assigned to Regulus Therapeutics specified patents and contracts covering microRNA-specific technology. In addition, each of us granted to Regulus Therapeutics an exclusive, worldwide license under our rights to other microRNA-related patents and know-how to develop and commercialize therapeutic products containing compounds that are designed to interfere with or inhibit a particular microRNA, subject to our and Isis’ existing contractual obligations to third parties. Regulus Therapeutics also has the right to request a license from us and Isis to develop and commercialize therapeutic products directed to other microRNA compounds, which license is subject to our and Isis’ approval and to each such party’s existing contractual obligations to third parties. Regulus Therapeutics granted to us and Isis an exclusive license to technology developed or acquired by Regulus Therapeutics for use solely within our respective fields (as defined in the license and collaboration agreement), but specifically excluding the right to develop, manufacture or commercialize the therapeutic products for which we and Isis granted rights to Regulus Therapeutics. In addition, we made an initial cash contribution to Regulus Therapeutics of $10.0 million, resulting in us and Isis making initial capital contributions to Regulus Therapeutics of approximately equal aggregate value.

After a sufficient portfolio of data is obtained with respect to each microRNA drug candidate developed by Regulus Therapeutics, Regulus Therapeutics may elect to continue to pursue the development and commercialization of products directed to such microRNA compound and related microRNA compounds, in which event Regulus Therapeutics would be obligated to pay us and Isis a royalty on net sales of any such resulting products. If Regulus Therapeutics decides not to continue to pursue the development and commercialization of products directed to particular microRNA compounds, either we or Isis may pursue development and commercialization of such Regulus Therapeutics products. Development and commercialization of such products by either party would be subject to the payment to Regulus Therapeutics of a specified upfront fee, milestone payments upon achievement of specified regulatory events, royalties on net sales and a portion of income received from sublicensing rights.

In addition, we are also a party to a services agreement with Isis and Regulus Therapeutics. Under the terms of the services agreement, we and Isis agreed to provide to Regulus Therapeutics certain research and development and general and administrative services, as set forth in an operating plan mutually agreed upon by us and Isis. Pursuant to this agreement, we and Isis are paid by Regulus Therapeutics for these services.

Other RNAi Areas of Opportunity

We continue to seek opportunities to form new ventures in areas outside our core strategic interest. For example, during 2008, we further expanded our technology platform with the acquisition of RNA activation, or RNAa, technology. As part of our overall strategy to be the leader in the field of RNA therapeutics, including RNAi and microRNA-based therapeutics, we consolidated key intellectual property in the emerging biological field of RNAa. RNAa technology has the potential to activate gene expression, which may have multiple potential therapeutic applications, including the treatment of certain genetic diseases and cancer. We have entered into exclusive license agreements with UTSW, the University of California San Francisco and the Salk Institute for Biological Studies. RNAa technology represents a potential new product platform in our efforts to advance innovative medicines to patients.

We are also evaluating various opportunities in the areas of stem cell research, genomics, bioprocessing and biologics, vaccines, and other non-coding RNAs. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures to be formed.

Licenses

To further enable the field and monetize our intellectual property rights, we have established our InterfeRx program and our research reagents and services licensing program.

InterfeRx Program.  Our InterfeRx program consists of the licensing of our intellectual property to others for the development and commercialization of RNAi therapeutic products relating to specific targets outside our direct strategic focus. We expect to receive license fees, annual maintenance fees, milestone payments and royalties on sales of any resulting RNAi therapeutic products. Generally, we do not expect to collaborate with our InterfeRx licensees in the development of RNAi therapeutic products, but may do so in certain circumstances. To date, we have granted InterfeRx licenses to a number of companies, including GeneCare Research Institute Co., Ltd., or GeneCare, Quark Biotech, Inc., or Quark, Calando Pharmaceuticals, Inc., or Calando, and Tekmira. In general, these licenses allow the licensees to discover, develop and commercialize RNAi therapeutics for a limited number of targets in return for upfront, milestone, license maintenance and/or royalty payments to us. In some cases, we also retained a right to negotiate the ability to co-promote and/or co-commercialize the licensed product, and in one case, we included the rights to discover, develop and commercialize RNAi therapeutics utilizing expressed RNAi (i.e., RNAi mediated by siRNAs generated from DNA constructs introduced into cells). In addition, Benitec Ltd., or Benitec, has an option to take an InterfeRx license, subject to certain conditions. We have granted InterfeRx licenses relating to fewer than 15 gene targets in total, under both exclusive and non-exclusive licenses.

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

Delivery Initiatives

We are working to extend our capabilities in developing technology to achieve effective and safe delivery of RNAi therapeutics to a broad spectrum of organ and tissue types. In connection with these efforts, we have entered into a number of agreements to evaluate and gain access to certain delivery technologies. In some instances, we are also providing funding to support the advancement of these delivery technologies.

For example, in May of 2007, we entered into an agreement with MIT, Center for Cancer Research under which we are sponsoring an exclusive five-year research program focused on the delivery of RNAi therapeutics. In addition, during 2007, we obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In May 2008, Tekmira acquired Protiva. In connection with this acquisition, we entered into new agreements with Tekmira and Protiva, which provide us access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. Under the new agreements with Tekmira and Protiva, we continue to have exclusive rights to the Semple (U.S. Patent No. 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents for RNAi, which we believe are critical for the use of cationic liposomal delivery technology.

As noted above, we are developing ALN-VSP, a systemically delivered RNAi therapeutic candidate, for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. ALN-VSP comprises two siRNAs formulated using Tekmira’s stable nucleic acid-lipid particles, or SNALP, technology. We also have rights to use SNALP technology in the advancement of our other systemically delivered RNAi therapeutic programs, including ALN-PCS for the treatment of hypercholesterolemia and ALN-TTR for the treatment of TTR amyloidosis.

We have other RNAi therapeutic delivery collaborations and intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery technologies, including with respect to Direct RNAi and Systemic RNAi.

Government Funding

NIH.  In September 2006, NIAID awarded us a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. The Ebola virus can cause a severe, often fatal infection, and poses a potential biological safety risk and bioterrorism threat. Of the $23.0 million in funding, the government initially committed to pay us up to $14.2 million over the first two years of the contract. In June 2008, as a result of the progress of the program, the government awarded us an additional $7.5 million, to be paid through September 2009 for the third year of the contract, together with any remaining funds carried over from the funding allocated for the first two years of the contract.

Department of Defense.  In August 2007, DTRA awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus. The government initially committed to pay us up to $10.9 million through February 2009, which included a six-month extension granted by DTRA in July 2008. Following a program review in early 2009, we and DTRA have determined to end this program and accordingly, the remaining funds will not be accessed.

Patents and Proprietary Rights

We have devoted considerable effort and resources to establish what we believe to be a strong intellectual property position relevant to RNAi therapeutic products and delivery technologies. In this regard, we have amassed a portfolio of patents, patent applications and other intellectual property covering:

•	fundamental aspects of the structure and uses of siRNAs, including their use as therapeutics, and RNAi-related mechanisms;

•	chemical modifications to siRNAs that improve their suitability for therapeutic uses;

•	siRNAs directed to specific targets as treatments for particular diseases;

•	delivery technologies, such as in the field of cationic liposomes; and

•	all aspects of our specific development candidates.

We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property estate for RNAi therapeutics includes over 1,800 active cases and over 700 granted or issued patents, of which over 300 are issued or granted in the United States, the European Union, or EU, and Japan. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against any challenges that have arisen or may arise in this area.

Intellectual Property Related to Fundamental Aspects and Uses of siRNA and RNAi-related Mechanisms

In this category, we include United States and foreign patents and patent applications that claim key aspects of siRNA architecture and RNAi-related mechanisms. Specifically included are patents and patent applications covering targeted cleavage of mRNA directed by RNA-like oligonucleotides, double-stranded RNAs of particular lengths and particular structural features, such as blunt and/or overhanging ends. Our strategy has been to secure exclusive rights where possible and appropriate to key patents and patent applications that we believe cover fundamental aspects of RNAi. The following table lists patents and/or patent applications to which we have secured rights that we regard as being fundamental for the use of siRNAs as therapeutics.

Patent		First
Licensor/Owner	Subject Matter	Priority Date	Inventors	Status	Expiration Date*	Alnylam Rights

Isis	Inactivation of target mRNA	6/6/1996 and 6/6/1997	S. Crooke	U.S. 5,898,031, U.S. 6,107,094 & U.S. 7,432,250 EP 0928290 Additional applications pending in the U.S. and several foreign jurisdictions	06/06/2016 06/06/2017	Exclusive rights for therapeutic purposes related to siRNAs**

Carnegie Institution of Washington	Double-stranded RNAs to induce RNAi	12/23/1997	A. Fire, C. Mello	U.S. 6,506,559 Additional applications pending in the U.S. and several foreign jurisdictions	12/18/2018	Non-exclusive rights for therapeutic purposes

Medical College of Georgia Research Institute, Inc.	Methods for inhibiting gene expression using double-stranded RNA	1/28/1999	Y. Li, M. Farrell, M. Kirby	AU 776150 (Australia) Additional applications pending in the U.S., Europe and Canada	1/28/2020	Exclusive rights

Alnylam	Small double- stranded RNAs as therapeutic products	1/30/1999	R. Kreutzer, S. Limmer
EP 1214945 (revoked/to be appealed) & EP 1550719, CA 2359180 (Canada), AU 778474 (Australia), ZA 2001/5909 (South Africa), DE 20023125 U1, DE 10066235 & DE 10080167 (Germany)

Additional applications pending in the U.S. and several foreign jurisdictions
					01/29/2020	Owned

Alnylam	Composition and methods for inhibiting a target nucleic acid with double- stranded RNA	4/21/1999	C. Pachuk, C. Satishchandran	AU 781598 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	4/19/2020	Owned

Cancer Research Technology Limited	RNAi uses in mammalian oocytes, preimplantation embryos and somatic cells	11/19/1999	M. Zernicka-Goetz, M.J. Evans, D.M. Glover	EP 1230375 (revoked/to be appealed), SG 89569 (Singapore), AU 774285 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	11/17/2020	Exclusive rights for therapeutic purposes

Massachusetts Institute of Technology, Whitehead Institute, Max Planck Gesellschaft***	Mediation of RNAi by small RNAs 21-23 base pairs long	3/30/2000	D.P. Bartel, P.A. Sharp, T. Tuschl, P.D. Zamore	AU 2001249622 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	03/30/2020	Non-exclusive rights for therapeutic purposes***

Patent		First
Licensor/Owner	Subject Matter	Priority Date	Inventors	Status	Expiration Date*	Alnylam Rights

Max Planck Gesellschaft	Synthetic and chemically modified siRNAs as therapeutic products	12/01/2000, 04/24/2004 and 04/27/2004	T. Tuschl, S. Elbashir, W. Lendeckel
U.S. 7,056,704 & U.S. 7,078,196, EP 1407044, AU 2002235744 (Australia), ZA 2003/3929 (South Africa), SG 96891 (Singapore), NZ 52588 (New Zealand), JP 4 095 895 (Japan), RU 2322500 (Russia)

Additional applications pending in the U.S. and several foreign jurisdictions
					11/29/2021	Exclusive rights for therapeutic purposes

Alnylam	Methods for inhibiting a target nucleic acid via the introduction of a vector encoding a double-stranded RNA	1/31/2001	T. Giordano, C. Pachuk, C. Satishchandran	AU 785395 (Australia) Additional applications pending in the U.S., Australia and Canada	1/31/2021	Owned

Cold Spring Harbor Laboratory	RNAi uses in mammalian cells	3/16/2001	D. Beach, G. Hannon	Pending in the U.S. and several foreign jurisdictions		Non-exclusive rights for therapeutic purposes

Stanford University	RNAi uses in vivo in mammalian liver	7/23/2001	M.A. Kay, A.P. McCaffrey	AU 2002326410 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	7/23/2021	Exclusive rights for therapeutic purposes

*	For applications filed after June 7, 1995, the patent term generally is 20 years from the earliest application filing date. However, under the Drug Price Competition and Patent Term Extension Act of 1984, known as the Hatch-Waxman Act, we may be able to apply for patent term extensions for our U.S. patents. We cannot predict whether or not any patent term extensions will be granted or the length of any patent term extension that might be granted.

**	We hold co-exclusive therapeutic rights with Isis. However, Isis has agreed not to license such rights to any third party, except in the context of a collaboration in which Isis plays an active role.

***	We hold exclusive rights to the interest owned by three co-owners. A separate entity, the University of Massachusetts, has licensed its purported interest separately to third parties.

We believe that we have a strong portfolio of broad rights to fundamental RNAi patents and patent applications. Many of these rights are exclusive, which we believe prevents potential competitors from entering the field of RNAi without taking a license from us. In securing these rights, we have focused on obtaining the strongest rights for those intellectual property assets we believe will be most important in providing competitive advantage with respect to RNAi therapeutic products.

We believe that the Crooke patent series, issued in several countries around the world, covers the use of all modified oligonucleotides to achieve enzyme-mediated cleavage of a target mRNA and, as such, has broad issued claims that cover RNAi. We have obtained rights to the Crooke patents through a license agreement with Isis. Under the terms of our license agreement, Isis agreed not to grant licenses under these patents to any other organization for oligonucleotide products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role.

Through our acquisition of Ribopharma AG, now known as Alnylam Europe, we own the entire Kreutzer-Limmer patent portfolio, which includes pending applications in the United States and many countries worldwide. The first patent to issue in the Kreutzer-Limmer series (EP 1144623) was granted in Europe in 2002, and specifically covered the use of small double-stranded RNAs, or dsRNAs, as therapeutics. This patent was recently revoked in appeal. The second European Kreutzer-Limmer patent (EP 1214945) to issue in the series was granted in Europe in 2005. This patent covers dsRNA structures of 15 to 49 successive nucleotide pairs in length. In January 2009, the EPO ruled in favor of the opposing parties in an opposition proceeding related to the second Kreutzer-Limmer patent. We intend to appeal this ruling. In December 2008, the EPO granted a third patent in the Kreutzer-Limmer series (EP 1550719). This patent covers therapeutic dsRNAs which are 15 to 21 consecutive nucleotide pairs in length. We have also received grants for patents in the Kreutzer-Limmer series in several other countries, as reflected in the table above. The outcome of the EP 1144623 appeal and the EP 1214945 opposition will only affect the granted or pending claims of other members of the Kreutzer-Limmer patent series to the extent the same issue arises in the formal examination or post-grant review proceedings of the other members of the series. We do not expect this to occur, but in the event it does, the ruling in the former proceeding would be controlling.

The Glover patent series has resulted in several patent grants, including in Europe (EP 1230375). The European Glover patent was revoked in June 2008 during opposition proceedings and our appeal of this decision is pending. Broad claims from this patent cover dsRNAs of any length or structure as mediators of RNAi in mammalian systems. We have an exclusive license to the Glover patent for therapeutic uses from Cancer Research Technology Limited.

The Tuschl patent applications filed by Max Planck Gesellschaft zur Förderung der Wissenschaften e.V, on the invention by Dr. Tuschl and his colleagues, which we call the Tuschl II patent series, cover what we believe are key structural features of siRNAs. Specifically, the Tuschl II patents and patent applications include claims directed to synthetic siRNAs and the use of chemical modifications to stabilize siRNAs. In June 2006, the United States Patent and Trademark Office, or USPTO, issued U.S. Patent No. 7,056,704 and in July 2006 the USPTO issued U.S. Patent No. 7,078,196, each covering methods of making dsRNAs having a 3’ overhang structure. In September 2007, the EPO granted broad claims for the Tuschl II patent in Europe (EP 1407044). Five parties have filed Notices of Opposition in the EPO against EP 1407044. The Japanese Patent Office has granted the Tuschl II patent in Japan (JP 4 095 895). We have also received grants for patents in the Tuschl II series in several other countries, as reflected in the table above. We have obtained an exclusive license to claims in the Tuschl II patent series uniquely covering the use of RNAi for therapeutic purposes.

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

The other pending patent applications listed in the table above either provide further coverage for structural features of siRNAs or relate to the use of siRNAs in mammalian cells. For some of these, we have exclusive rights, and for others, we have non-exclusive rights. In addition, in December 2008, we acquired the intellectual property assets of Nucleonics, Inc., a privately held biotechnology company. This acquisition included over 100 active patent filings, including 15 patents that have been granted worldwide, of which five have been granted in the United States and Europe. With this acquisition, we obtained patents and patent applications with early priority dates, notably the “Li & Kirby,” “Pachuk I” and “Giordano” patent families, that cover broad structural features of RNAi therapeutics, thus extending the breadth of our fundamental intellectual property.

Intellectual Property Related to Chemical Modifications

Our collaboration and license agreement with Isis provides us with rights to practice the inventions covered by over 200 issued patents worldwide, as well as rights based on future chemistry patent applications through March 2009. These patents will expire both in and outside the United States generally between 2009 and 2029, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. These inventions cover chemical modifications we may wish to incorporate into our RNAi therapeutic products. Under the terms of our license agreement, Isis agreed not to grant licenses under these patents to any other organization for dsRNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role.

In addition to licensing these intellectual property rights from Isis, we are also working to develop our own proprietary chemical modifications that may be incorporated into siRNAs to endow them with drug-like properties. We have filed a large number of patent applications relating to these novel and proprietary chemical modifications.

With the combination of the technology we have licensed from Isis, U.S. Patent No. 7,078,196, a patent in the Tuschl II patent series, and our own patent application filings, we possess issued claims that cover methods of making siRNAs that incorporate any of various chemical modifications, including the use of phosphorothioates, 2’-O-methyl, and/or 2’-fluoro modifications. These modifications are believed to be important for achieving “drug-like” properties for RNAi therapeutics. We hold exclusive worldwide rights to these claims for RNAi therapeutics.

Intellectual Property Related to siRNAs Directed to Specific Targets

We have filed a number of patent applications claiming specific siRNAs directed to various gene targets that correlate to specific diseases. While there may be a significant number of competing applications filed by other organizations claiming siRNAs to treat the same gene target, we were among the first companies to focus and file on RNAi therapeutics, and thus, we believe that a number of our patent applications may predate competing applications that others may have filed. Reflecting this, in August 2005, the EPO granted a broad patent, which we call the Kreutzer-Limmer II patent, with 103 allowed claims on therapeutic compositions, methods and uses comprising siRNAs that are complementary to mRNA sequences in over 125 disease target genes. The Kreutzer-Limmer II patent will expire on January 9, 2022, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. Some of these claimed gene targets are being pursued by our development and pre-clinical programs, such as those expressed by viral pathogens including RSV and influenza virus. In addition, the claimed targets include oncogenes, cytokines, cell adhesion receptors, angiogenesis targets, apoptosis and cell cycle targets, and additional viral disease targets, such as hepatitis C virus and HIV. The Kreutzer-Limmer II patent series is pending in the United States and many foreign countries. Moreover, a patent in the Tuschl II patent series, U.S. Patent No. 7,078,196, claims methods of preparing siRNAs that mediate cleavage of an mRNA in mammalian cells and, therefore, covers methods of making siRNAs directed toward any and all target genes. We hold exclusive worldwide rights to these claims for RNAi therapeutics.

With respect to specific siRNAs, we believe that patent coverage will result from demonstrating that particular compositions exert suitable biological and therapeutic effects. Accordingly, we are focused on achieving such demonstrations for siRNAs in key therapeutic programs.

Intellectual Property Related to the Delivery of siRNAs to Cells

We are pursuing internal research and collaborative approaches regarding the delivery of siRNAs to mammalian cells. These approaches include exploring technology that may allow delivery of siRNAs to cells through the use of cationic lipids, cholesterol and carbohydrate conjugation, peptide and antibody-based targeting, and polymer conjugations. Our collaborative efforts include working with academic and corporate third parties to examine specific embodiments of these various approaches to delivery of siRNAs to appropriate cell tissue, and in-licensing of the most promising technology. For example, we have obtained an exclusive license from the University of British Columbia and Tekmira in the field of RNAi therapeutics to intellectual property covering cationic liposomes and their use to deliver nucleic acid to cells. The issued United States patents and foreign counterparts, including the Semple (U.S. Patent No 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents, cover compositions, methods of making and methods of using cationic liposomes to deliver agents, such as nucleic acid molecules, to cells. These patents will expire both in and outside the United States on October 30, 2017, January 6, 2015 and June 7, 2015, respectively, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available.

Intellectual Property Related to Our Development Candidates

As our development pipeline matures, we have made and will continue to make patent filings that claim all aspects of our development candidates, including dose, method of administration and manufacture.

As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination and opposition proceedings, in various patent offices relating to patent rights in the RNAi field. For example, as noted above, various third parties have initiated oppositions to patents in our Kreutzer-Limmer and Tuschl II series in the EPO, as well as in other jurisdictions. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against any challenges that have arisen or may arise in this area.

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

The competition we face can be grouped into three broad categories:

•	other companies working to develop RNAi therapeutic products;

•	companies developing technology known as antisense, which, like RNAi, attempts to silence the activity of specific genes by targeting the mRNAs copied from them; and

•	marketed products and development programs for therapeutics that treat the same diseases for which we may also be developing treatments.

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

Companies working on chemically synthesized siRNAs include Merck, Roche, Takeda, Opko Corporation, MDRNA, Inc., Calando, Quark, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Tekmira, Intradigm, Inc. and Dicerna Pharmaceuticals, Inc. Many of these companies have licensed our intellectual property.

Companies working on gene therapy approaches to RNAi therapeutics include Benitec, Cequent, Inc. and Targeted Genetics Corporation.

Companies working on microRNA-based therapeutics include Rosetta Genomics, Santaris Pharma A/S, Miragen Therapeutics Inc. and Asuragen, Inc.

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

Competing Drugs for RSV

The only product currently approved for the treatment of RSV infection is Ribavirin, which is marketed as Virazole by Valeant. This is approved only for treatment of hospitalized infants and young children with severe lower respiratory tract infections due to RSV. However, Ribavirin has been reported to have limited efficacy and limited anti-viral activity against RSV. Moreover, administration of the drug is complicated and requires elaborate environmental reclamation devices because of potential harmful effects on health care personnel exposed to the drug. According to published reports by Valeant, sales of Virazole were $14.3 million in 2007. Other current RSV therapies consist of primarily treating the symptoms or preventing the viral infection by using the prophylactic drug Synagis (palivizumab), which is marketed by MedImmune, Inc. Synagis is a neutralizing monoclonal antibody that prevents the virus from infecting the cell by blocking the RSV F protein. Synagis is injected intramuscularly once a month during the RSV season to prevent infection. According to published reports by MedImmune and AstraZeneca PLC, which acquired MedImmune during 2007, worldwide Synagis sales were greater than $1.2 billion in 2008. MedImmune is also developing motavizumab (formerly known as Numax®), a humanized monoclonal antibody, which is being evaluated for its potential to prevent serious lower respiratory tract disease caused by RSV in pediatric patients at high risk of contracting RSV disease. MedImmune submitted a biologic license application for motavizumab to the FDA in early 2008. MedImmune has also recently initiated a Phase I/IIa clinical trial of a live, attenuated intranasal vaccine in development to help prevent severe RSV infections. In addition, Novartis has a small molecule drug, RSV604, licensed from Arrow Therapeutics Ltd, which is in Phase II clinical trials. RSV604 is an oral drug that targets the viral N protein.

Competing Drugs for Liver Cancer

There are a variety of surgical procedures, chemotherapeutics, radiation and other approaches that are used in the management of both primary and secondary liver cancer. However, for the majority of patients the prognosis remains poor with fatal outcomes within several months of diagnosis. In November 2007, the FDA approved Sorafenib, also called Nexavar®, for the treatment of un-resectable liver cancer. Nexavar is the product of Onyx Pharmaceuticals, Inc., developed in collaboration with Bayer Pharmaceuticals Corporation. Worldwide sales of Nexavar were $677.8 million in 2008.

There are also a large number of drugs in various stages of clinical development as cancer therapeutics, although the efficacy and safety of these newer drugs are difficult to ascertain at this point of development.

Competing Drugs for Hypercholesterolemia

The current standard of care for patients with hypercholesterolemia includes the use of several agents. Front line therapy consists of HMG CoA reductase inhibitors, commonly known as statins, which block production of cholesterol by the liver and increase clearance of LDL-c from the bloodstream. These include Lipitor, Zocor, Crestor and Pravachol. A different class of compounds, which includes Zetia and Vytorin, function by blocking cholesterol uptake from the diet and are utilized on their own or in combination with statins. Each of these competing drugs had sales of greater than $1.0 billion during 2007, according to published reports. With regard to future therapies, mipomersen, formerly ISIS 301012, is a lipid-lowering drug targeting apolipoprotein B-100 being developed by Isis in collaboration with Genzyme Corporation. Currently in Phase III development, mipomersen has been shown in Phase II trials to reduce cholesterol and other atherogenic lipids more than 40% beyond reductions achieved with current standard lipid-lowering drugs. A weekly injectable therapeutic, mipomersen is being developed primarily for patients at significant cardiovascular risk who are unable to achieve target cholesterol levels with statins alone or who are intolerant of statins.

Competing Drugs for TTR Amyloidosis

Currently, liver transplantation is the only available treatment option for TTR-mediated FAP. However, only a subset of FAP patients qualify for this costly and invasive procedure and, even following liver transplantation, the disease continues to progress for many patients, presumably due to normal TTR being deposited into preexisting fibrils. Moreover, there is a shortage of donors to provide healthy livers for transplantation into eligible patients. There are no existing disease-modifying treatments to address TTR amyloidosis.

There are a few drugs in clinical development for the treatment of TTR amyloidosis. FoldRx Pharmaceuticals, Inc. is currently conducting a Phase II/III trial of Fx-1006A for FAP and a Phase II trial of Fx-1006A for FAC. Fx-1006A is a small-molecule compound that is intended to stabilize wild-type and variant TTR, prevent misfolding and inhibit the formation of TTR amyloid fibrils. In a Phase I study in healthy volunteers, Fx-1006A was found to be safe and well-tolerated, and demonstrated TTR stabilization in the plasma of participants. Researchers at Boston University, in collaboration with the National Institute of Neurological Disorders and Stroke, are currently conducting a Phase II/III study of diflunisal for the treatment of TTR-mediated FAP. Diflunisal is a commercially available non-steroidal anti-inflammatory agent that has been found to stabilize TTR in vitro.

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

Avicena Group Inc.’s HD-02, an ultra-pure creatine, is a candidate for prophylactic use for Huntington’s disease which has shown potential neuroprotective properties in HD patients in Phase II trials. Medivation Inc.’s Dimebontm is an orally- available small molecule that is believed to block the mitochondrial permeability transition pore, or MPTP, the glutamate N-methyl D-asparate, or NMDA, receptor and cholinesterase activity. The drug is currently being investigated as a treatment for HD and results from a Phase II trial completed in early 2008 showed significantly improved cognitive function in patients with mild-to-moderate HD over placebo.

Other Competition

Finally, for many of the diseases that are the subject of our RNAi therapeutics discovery programs, there are already drugs on the market or in development. However, notwithstanding the availability of these drugs or drug candidates, we believe there currently exists sufficient unmet medical need to warrant the advancement of RNAi therapeutic programs.

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

We believe that any RNAi product candidate we develop, whether for RSV, liver cancer, hypercholesterolemia, TTR amyloidosis, HD or the various indications targeted in our preclinical discovery programs, will be regulated as a new drug by the FDA. FDA approval of an NDA is required before marketing of the product may begin in the

United States. The NDA must include the results of extensive clinical and other testing, as described above, and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. In addition, an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data assessing the safety and efficacy for the claimed indication in all relevant pediatric subpopulations, and support dosing and administration for each pediatric subpopulation for which the drug is shown to be safe and effective. In some circumstances, the FDA may grant deferrals for the submission of some or all pediatric data, or full or partial waivers. The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees.

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

If the FDA evaluation of the NDA and the inspection of manufacturing facilities are favorable, the FDA may issue an approval letter, which authorizes commercial marketing of the drug with specific prescribing information for a specific indication. As a condition of NDA approval, the FDA may require post approval testing, including Phase IV trials, and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Under FDA regulations in effect prior to August 11, 2008, if the NDA did not warrant approval the FDA would instead issue either an approvable letter or a not-approvable letter. Approvable letters generally contained a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions were met to the FDA’s satisfaction, the FDA would typically issue an approval letter. If the FDA’s evaluation of the NDA or inspection of the manufacturing facilities was not favorable, the FDA may refuse to approve the NDA or, prior to August 11, 2008, could issue a not-approvable letter. Not-approvable letters outlined the deficiencies in the submission and often required additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately could decide that the application does not satisfy the regulatory criteria for approval.

Under new regulations, effective August 11, 2008, the FDA has discontinued use of approvable and not-approvable letters when taking action on marketing applications. Instead, the FDA now issues a “complete response” letter to notify a sponsor that the review period for an application is complete and that the application is not ready for approval. A complete response letter describes the deficiencies that the FDA has identified in an application and, when possible, recommends actions that the applicant might take to place the application in condition for approval. Such actions may include, among other things, conducting additional safety or efficacy studies after which the sponsor may resubmit the application for further review. The new regulations also clarify the anticipated additional review time for the FDA to respond to resubmissions, which for significant resubmissions may be six months or longer.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. For example, the Food and Drug Administration Amendments Act of 2007, or FDAAA, granted significant new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, the FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies, or REMS, for certain drugs, including certain currently approved drugs. In addition, it significantly expands the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate these and other provisions of the law are subject to substantial civil monetary penalties.

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

Manufacturing

We have no commercial manufacturing capabilities. We may manufacture material for use in IND-enabling toxicology studies in animals at our own facility, but we do not anticipate manufacturing the substantial portion of material for human clinical use ourselves. We have contracted with several third-party contract manufacturing organizations for the supply of certain amounts of material to meet our testing needs for pre-clinical toxicology and clinical testing. Commercial quantities of any drugs that we may seek to develop will have to be manufactured in facilities, and by processes, that comply with FDA regulations and other federal, state and local regulations. We plan to rely on third parties to manufacture commercial quantities of any product that we successfully develop. Under our agreement with Isis, at our request, we may negotiate a manufacturing services agreement with Isis for double-stranded RNA products designated to work through an RNAi mechanism.

Scientific Advisors

We seek advice from our scientific advisory board, which consists of a number of leading scientists and physicians, on scientific and medical matters. Our scientific advisory board meets regularly to assess:

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.

The current members of our scientific advisory board are:

Name	Position/Institutional Affiliation

David P. Bartel, Ph.D.	Member/Whitehead Institute for Biomedical Research; Professor/ Massachusetts Institute of Technology
Fritz Eckstein, Ph.D.	Professor/Max Planck Institute
Edward E. Harlow, Ph.D.	Chair/Harvard Medical School
Robert S. Langer, Ph.D.	Institute Professor/Massachusetts Institute of Technology
Judy Lieberman, M.D., Ph.D.	Senior Investigator/Immune Disease Institute — Harvard Medical School; Professor/Harvard Medical School
Stephen N. Oesterle, M.D.*	Senior Vice President for Medicine and Technology/Medtronic, Inc.
Paul R. Schimmel, Ph.D.	Ernest and Jean Hahn Professor/Skaggs Institute for Chemical Biology
Phillip A. Sharp, Ph.D.	Institute Professor/The Koch Institute for Integrative Cancer Research, Massachusetts Institute of Technology
Markus Stoffel, M.D., Ph.D.	Professor/Institute of Molecular Systems Biology at the ETH Zurich
Thomas H. Tuschl, Ph.D.	Associate Professor/Rockefeller University
Phillip D. Zamore, Ph.D.	Gretchen Stone Cook Professor/University of Massachusetts Medical School

*	Dr. Oesterle participates as an observer on our scientific advisory board.

Employees

As of January 31, 2009, we had 170 employees, 137 of whom were engaged in research and development. None of our employees is represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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

Investor Information

We maintain an internet website at http://www.alnylam.com. The information on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered to be a part of this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive technical reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission, or SEC. We also make available on our website the charters of our audit committee, compensation committee and nominating and corporate governance committee, our corporate governance guidelines and our code of business conduct and ethics. In addition, we intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to the SEC rules.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding Alnylam and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Executive Officers of the Registrant

Name	Age	Position

John M. Maraganore, Ph.D.	46	Chief Executive Officer and Director
Barry E. Greene	45	President and Chief Operating Officer
John (Jack) A. Schmidt, Jr., M.D.	58	Senior Vice President and Chief Scientific Officer
Patricia L. Allen	47	Vice President of Finance and Treasurer

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

Barry E. Greene has served as our President and Chief Operating Officer since December 2007, as our Chief Operating Officer since he joined us in October 2003, and from February 2004 through December 2005, as our Treasurer. From February 2001 to September 2003, Mr. Greene served as General Manager of Oncology at Millennium Pharmaceuticals, Inc., a biopharmaceutical company. Mr. Greene serves as a member of the board of directors of Acorda Therapeutics, Inc., a biotechnology company.

John (Jack) A. Schmidt, Jr., M.D. has served as our Senior Vice President and Chief Scientific Officer since he joined us in September 2008. From August 2004 to September 2008, Dr. Schmidt served as Vice President and Associate Director, Discovery Research and a U.S. member of the Sanofi-aventis Global Discovery Leadership Team where he was also responsible for initiatives in biotherapeutics, external innovation, and discovery initiatives in China. From 2000 to 2004, he served as Vice President and Head of the Respiratory and Rheumatoid Arthritis Disease Group at Aventis.

Patricia L. Allen has served as our Vice President of Finance since she joined us in May 2004, and as our Treasurer since January 2006. From March 1992 to May 2004, Ms. Allen held various positions at Alkermes, Inc., a biopharmaceutical company, most recently as Director of Finance. Ms. Allen is a certified public accountant.

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

We have experienced significant operating losses since our inception. As of December 31, 2008, we had an accumulated deficit of $252.2 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.

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

We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision. In May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share, which resulted in a 0.5% increase in Novartis’ ownership position. At December 31, 2008, Novartis’ ownership position was 13.2%. While the exercise of these rights by Novartis provided us with $5.4 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

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

At December 31, 2008, we had $512.7 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. For example, due to recent market conditions, interest rates have fallen, and accordingly, despite a higher average cash balance in 2008, our interest income decreased to $14.4 million in 2008 from $15.4 million in 2007. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

Risks Related to Our Dependence on Third Parties

Our collaboration with Novartis is important to our business. If this collaboration is unsuccessful, Novartis terminates this collaboration or this collaboration results in competition between us and Novartis for the development of drugs targeting the same diseases, our business could be adversely affected.

In October 2005, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis can select up to 30 exclusive targets to include in the collaboration, which number may be increased to 40 under certain circumstances and upon additional payments. Novartis pays the costs to develop these drug candidates and will commercialize and market any products derived from this collaboration. For RNAi therapeutic products successfully developed under the agreement, if any, we would be entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on the annual net sales, if any. The Novartis agreement has an initial term of three years, with the option for two additional one-year extensions at the election of Novartis. In July 2008, Novartis elected to extend the initial term for an additional year, through October 2009. Novartis retains the right to extend the term for a second additional year, which right must be exercised no later than July 2009. Novartis may elect to terminate this collaboration in the event of a material uncured breach by us. We expect that a substantial amount of funding will come from this collaboration. If this collaboration is unsuccessful, or if it is terminated, our business could be adversely affected.

This agreement also provides Novartis with a non-exclusive option to integrate into its operations our intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid based molecules. Novartis may exercise this integration option at any point during the research term, as defined in the collaboration and license agreement. The research term expires in October 2009 and may be extended until October 2010 at Novartis’ election. The license grant under the integration option, if exercised, would be structured similarly to our non-exclusive platform licenses with Roche and Takeda. If Novartis elects to exercise this option, Novartis could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Novartis has significantly greater financial resources and far more experience than we do in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Novartis in the development of RNAi-based drugs targeting the same disease. Accordingly, the exercise by Novartis of this option could adversely affect our business.

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

Our license and collaboration agreements with Roche and Takeda are important to our business. If Roche and/or Takeda do not successfully develop drugs pursuant to these agreements or these agreements result in competition between us and Roche and/or Takeda for the development of drugs targeting the same diseases, our business could be adversely affected.

In July 2007, we entered into a license and collaboration agreement with Roche. Under the license and collaboration agreement we granted Roche a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties. The license is limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases and may be expanded to include up to 18 additional therapeutic areas, comprising all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Roche of an additional

$50.0 million for each additional therapeutic area, if any. In addition, in exchange for our contributions under the collaboration agreement, for each RNAi therapeutic product successfully developed by Roche, its affiliates, or sublicensees under the collaboration agreement, if any, we are entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any. In May 2008, we entered into a similar license and collaboration agreement with Takeda, which is limited to the therapeutic areas of oncology and metabolic diseases, and which may be expanded to include up to 20 additional therapeutic areas, comprising all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Takeda of an additional $50.0 million for each additional therapeutic area, if any. For each RNAi therapeutic product successfully developed by Takeda, its affiliates and sublicensees, if any, we are entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any. In addition, we have agreed that for a period of five years, we will not grant any other party rights to develop RNAi therapeutics in the Asian territory.

If Roche or Takeda fails to successfully develop products using our technology, we may not receive any milestone or royalty payments under these agreements. In addition, even if Takeda is not successful in its efforts, for a period of five years we will be limited in our ability to form alliances with other parties in the Asia territory. We also have the option under the Takeda agreement, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the collaboration agreement. If Takeda fails to successfully develop products, we may not realize any economic benefit from these opt-in rights.

Finally, either Roche or Takeda could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Each of these companies has significantly greater financial resources than we do and has far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with either Roche or Takeda in the development of RNAi-based drugs targeting the same disease.

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide business and scientific capabilities and funds for the development and commercialization of our drug candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.

We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional alliances in the future. For example, we intend to enter into (1) non-exclusive platform alliances which will enable our collaborators to develop RNAi therapeutics and will bring in additional funding with which we can develop our RNAi therapeutics, and (2) alliances to jointly develop specific drug candidates and to jointly commercialize RNAi therapeutics, if they are approved, and/or ex-U.S. market geographic partnerships on specific RNAi therapeutic programs. In such alliances, we may expect our collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. For example, under our collaboration with Medtronic, we are jointly developing ALN-HTT, an RNAi therapeutic for Huntington’s disease, which would be delivered using an implanted infusion device developed by Medtronic. The success of this collaboration will depend, in part, on Medtronic’s expertise in the area of delivery by infusion device. In other alliances, we may expect our collaborators to develop, market and sell certain of our product candidates. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will jointly develop and commercialize products for RSV in partnership with Cubist in North America. We will rely entirely on Cubist for the development and commercialization of products for RSV in the rest of the world outside of Asia, where we will rely on Kyowa Hakko for development and commercialization of products for RSV. If Cubist and Kyowa Hakko are not successful in their commercialization efforts, our future revenues for RSV may be adversely affected.

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

For certain drug candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Novartis, as well as collaborations with Cubist, Medtronic and NIAID. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular drug candidate, we may not have sufficient funds to develop that or any other drug candidate internally, or to bring any drug candidates to market. If we do not have sufficient funds to develop and bring our drug candidates to market, we will not be able to generate sales revenues from these drug candidates, and this will substantially harm our business.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. Our agreement with Kyowa Hakko for the development and commercialization of ALN-RSV01 for the treatment of RSV infection in Japan and other major markets in Asia may be terminated by Kyowa Hakko without cause upon 180-days’ prior written notice to us, subject to certain conditions, and our agreement with Cubist relating to the development and commercialization of RSV therapeutics in territories outside of Asia may be terminated by Cubist at any time upon as little as three months prior written notice, if such notice is given prior to the acceptance for filing of the first application for regulatory approval of a licensed product. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop internal sales, distribution and marketing capabilities, which would require us to invest significant amounts of financial and management resources.

In addition, if a collaborator terminates its collaboration with us, for breach or otherwise, it would be difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. A collaborator, or in the event of a change in control of a collaborator, the successor entity, could determine that it is in its financial interest to:

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

We depend on government contracts to partially fund our research and development efforts and may enter into additional government contracts in the future. If current or future government funding, if any, is reduced or delayed, our drug development efforts for such funded programs may be negatively affected.

In September 2006, NIAID awarded us a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. Of the $23.0 million in funding, the government initially committed to pay us up to $14.2 million over the first two years of the contract. In June 2008, as a result of the progress of the program, the government awarded us an additional $7.5 million, to be paid through September 2009 for the third year of the contract, together with any remaining funds carried over from the funding allocated for the first two years of the contract. We cannot be certain that the government will appropriate the funds necessary for this contract in future budgets. In addition, the government can terminate the agreement in specified circumstances. If we do not receive the $23.0 million we expect to receive under this contract, we may not be able to develop therapeutics to treat Ebola.

For example, in August 2007, DTRA awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus infection. When granted, this federal contract provided for potential funding of up to $38.6 million through February 2011. Of this amount, the government initially committed to pay us up to $10.9 million through February 2009, which term includes a six-month extension granted by DTRA in July 2008. However, following a program review in early 2009, we and DTRA have determined to end this program and accordingly, the remaining funds will not be accessed.

Regulus Therapeutics is important to our business. If Regulus Therapeutics does not successfully develop drugs pursuant to this license and collaboration agreement or Regulus Therapeutics is sold to Isis or a third-party, our business could be adversely affected.

In September 2007, we and Isis formed Regulus Therapeutics, of which we own 49%, to discover, develop and commercialize microRNA-based therapeutics. Regulus Therapeutics intends to address therapeutic opportunities that arise from abnormal expression or mutations in microRNAs. Generally, we do not have rights to pursue microRNA-based therapeutics independently of Regulus Therapeutics. If Regulus Therapeutics is unable to discover, develop and commercialize microRNA-based therapeutics, our business could be adversely affected.

In addition, subject to certain conditions, we and Isis each have the right to initiate a buy-out of Regulus Therapeutics’ assets, including Regulus Therapeutics’ intellectual property and rights to licensed intellectual property. Following the initiation of such a buy-out, we and Isis will mutually determine whether to sell Regulus Therapeutics to us, Isis or a third party. We may not have sufficient funds to buy out Isis’ interest in Regulus Therapeutics and we may not be able to obtain the financing to do so. In addition, Isis may not be willing to sell their interest in Regulus Therapeutics. If Regulus Therapeutics is sold to Isis or a third party, we may lose our rights to participate in the development and commercialization of microRNA-based therapeutics. If we and Isis are unable to negotiate a sale of Regulus Therapeutics, Regulus Therapeutics will distribute and assign its rights, interests and assets to us and Isis in accordance with our percentage interests, except for Regulus Therapeutics’ intellectual property and license rights, to which each of us and Isis will receive co-exclusive rights, subject to certain specified exceptions. In this event, we could face competition from Isis in the development of microRNA-based therapeutics.

We have very limited manufacturing experience or resources and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.

We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-good manufacturing practice material for use in in vitro and in vivo experiments. Our products utilize specialized formulations, such as liposomes, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic siRNAs. We currently rely on several contract manufacturers for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. To fulfill our siRNA requirements, we may also need to secure alternative suppliers of synthetic siRNAs. In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by these manufacturers to properly formulate our siRNAs for delivery could also result in unusable product and cause delays in our discovery and development process, as well as additional expense to us.

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

We have no sales, marketing or distribution experience and would have to invest significant financial and management resources to establish these capabilities.

We have no sales, marketing or distribution experience. We currently expect to rely heavily on third parties to launch and market certain of our product candidates, if approved. However, if we elect to develop internal sales, distribution and marketing capabilities, we will need to invest significant financial and management resources. For products where we decide to perform sales, marketing and distribution functions ourselves, we could face a number of additional risks, including:

•	we may not be able to attract and build a significant marketing or sales force;

•	the cost of establishing a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

If we are unable to develop our own sales, marketing and distribution capabilities, we will not be able to successfully commercialize our products without reliance on third parties.

The current credit and financial market conditions may exacerbate certain risks affecting our business.

Due to the recent tightening of global credit, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including significant portions of our manufacturing needs, development of product candidates and conduct of clinical trials. If such third parties are unable to satisfy their commitments to us, our business could be adversely affected.

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

Although we have generally been successful in our recruiting efforts, as well as our retention of employees, we face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan.

We may have difficulty managing our growth and expanding our operations successfully as we seek to evolve from a company primarily involved in discovery and pre-clinical testing into one that develops and commercializes drugs.

Since we commenced operations in 2002, we have grown substantially. As of December 31, 2008, we had approximately 164 employees in our facility in Cambridge, Massachusetts. Our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Risks Related to Our Industry

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

Any drug candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.

Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of RSV infection. In January 2008, we completed our GEMINI study, a Phase II trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. We commenced a second Phase II trial in April 2008 to assess the safety and tolerability of ALN-RSV01 in adult lung transplant patients naturally infected with RSV and we intend to continue the clinical development of ALN-RSV01. In addition, in December 2008, we submitted an IND to the FDA for ALN-VSP, our first systemically delivered RNAi therapeutic. We are developing ALN-VSP for the treatment of certain liver cancers. We received clearance from the FDA in January 2009 to proceed with a Phase I study. However, we may not be able to further advance these or any other product candidate through clinical trials. If we successfully enter into clinical studies, the results from pre-clinical testing or early clinical trials of a drug candidate may not predict the results that will be obtained in subsequent human clinical trials. For example, ALN-VSP and our other systemically delivered therapeutic candidates employ novel delivery formulations that have yet to be evaluated in human studies and have yet to be proven safe and effective in clinical trials. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.

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

We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the complexity of the drug candidate. Any analysis we perform of data from pre-clinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. For example, the Food and Drug Administration Amendments Act of 2007, or FDAAA, may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute products after approval. The FDAAA granted a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, it authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies, or REMS, for certain drugs, including certain currently approved drugs. In addition, it significantly expanded the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties.

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

Even if we develop a RNAi therapeutic product for the prevention or treatment of infection by hemorrhagic fever viruses such as Ebola, governments may not elect to purchase such a product, which could adversely affect our business.

We expect that governments will be the only purchasers of any products we may develop for the prevention or treatment of hemorrhagic fever viruses such as Ebola. In the future, we may also initiate additional programs for the development of product candidates for which governments may be the only or primary purchasers. However, governments will not be required to purchase any such products from us and may elect not to do so, which could adversely affect our business. For example, although the focus of our Ebola program is to develop RNAi therapeutic targeting gene sequences that are highly conserved across known Ebola viruses, if the sequence of any Ebola virus that emerges is not sufficiently similar to those we are targeting, any product candidate that we develop may not be effective against that virus. Accordingly, while we expect that any RNAi therapeutic we develop for the treatment of Ebola could be stockpiled by governments as part of their biodefense preparations, they may not elect to purchase such product, or if they purchase our products, they may not do so at prices and volume levels that are profitable for us.

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

Another development that may affect the pricing of drugs is Congressional action regarding drug reimportation into the United States. Recent proposed legislation has been introduced in Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the United States. This could include reh-importation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decrease in the price we receive for any approved products, which, in turn, could impair our ability to generate revenue. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales.

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

Our research and development involves the use of hazardous materials, chemicals and various radioactive compounds. We maintain quantities of various flammable and toxic chemicals in our facilities in Cambridge that are required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our Cambridge facility comply with the relevant guidelines of the City of Cambridge and the Commonwealth of Massachusetts. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials.

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

Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. While issued patents are presumed valid, this does not guarantee that the patent will survive a validity challenge or be held enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, adjudged unenforceable or circumvented by parties attempting to design around our intellectual property. Moreover, third parties or the USPTO may commence interference proceedings involving our patents or patent applications. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

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

We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Isis, MIT, the Whitehead Institute for Biomedical Research, Max Planck Innovation, Stanford University, Tekmira and UTSW. We also intend to enter into additional licenses to third party intellectual property in the future.

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

As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination and opposition proceedings, in various patent offices relating to patent rights in the RNAi field. For example, various third parties have initiated oppositions to patents in our Kreutzer-Limmer and Tuschl II series in the EPO and in other jurisdictions. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi.

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

The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have:

•	much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products;

•	more extensive experience in pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and in manufacturing, marketing and selling pharmaceutical products;

•	product candidates that are based on previously tested or accepted technologies;

•	products that have been approved or are in late stages of development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for RSV, liver cancer, hypercholesterolemia, TTR amyloidosis and HD, and have a number of additional discovery programs targeting other diseases. Virazole and Synagis are currently marketed for the treatment of certain RSV patients, and numerous drugs are currently marketed or used for the treatment of liver cancer, hypercholesterolemia and HD as well. These drugs, or other of our competitors’ products, may be more effective, safer, less expensive or marketed and sold more effectively, than any products we develop.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Isis, GeneCare, Benitec, Calando, Tekmira, Quark and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck was one of our collaborators and a licensee under our intellectual property for specified disease targets until September 2007, at which time we and Merck agreed to terminate our collaboration. As a result of its acquisition of Sirna Therapeutics Inc. in December 2006, and in light of the mutual termination of our collaboration, Merck, which has substantially more resources and experience in developing drugs than we do, may become a direct competitor.

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

As of December 31, 2008, Novartis holds 13.2% of our outstanding common stock and has the right to maintain its ownership percentage through the expiration or termination of our broad alliance. This concentration of ownership may harm the market price of our common stock by:

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

Not applicable.

ITEM 2.	PROPERTIES

Our operations are based primarily in Cambridge, Massachusetts. As of January 31, 2009, we lease approximately 84,000 square feet of office and laboratory space in Cambridge, Massachusetts. The two leases for this property expire in September 2011. We believe that the total space available to us under our current leases will meet our needs for the foreseeable future and that additional space would be available to us on commercially reasonable terms if required.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

Market Information

Our common stock began trading on The NASDAQ Global Market on May 28, 2004 under the symbol “ALNY”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on The NASDAQ Global Market for the periods indicated:

Year Ended December 31, 2007:	High	Low

First Quarter	$22.94	$16.66
Second Quarter	$20.68	$15.06
Third Quarter	$34.85	$14.87
Fourth Quarter	$37.35	$26.84

Year Ended December 31, 2008:	High	Low

First Quarter	$35.19	$22.25
Second Quarter	$30.74	$22.55
Third Quarter	$36.37	$25.07
Fourth Quarter	$28.95	$16.37

Holders of record

As of January 31, 2009, there were approximately 97 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans will be included in our proxy statement in connection with our 2009 Annual Meeting of Stockholders, under the caption “Equity Compensation Plan Information.” That portion of our proxy statement is incorporated herein by reference.

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

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on May 28, 2004, the date on which our common stock was first publicly traded, to the close of the last trading day of 2008, in each of (i) our common stock, (ii) the NASDAQ Stock Market (U.S.) Index and (iii) the NASDAQ Pharmaceutical Index.

Comparison of Cumulative Total Return
Among Alnylam Pharmaceuticals, Inc.,
NASDAQ Stock Market (U.S.) Index and NASDAQ Pharmaceuticals Index

	5/28/2004	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008
Alnylam Pharmaceuticals, Inc.	$100.00	$124.29	$222.30	$356.07	$483.86	$411.48
Nasdaq Stock Market (U.S.) Index	$100.00	$109.70	$112.03	$123.08	$133.48	$64.38
Nasdaq Pharmaceutical Index	$100.00	$103.32	$113.77	$111.36	$117.11	$108.98

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 2008 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, and the related Notes, included elsewhere in this annual report on Form 10-K. Historical results are not necessarily indicative of future results.

Selected Consolidated Financial Data
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Net revenues	$96,163	$50,897	$26,930	$5,716	$4,278
Operating expenses(1)	123,998	144,074	66,431	49,188	36,542
Loss from operations	(27,835)	(93,177)	(39,501)	(43,472)	(32,264)
Net loss	(26,249)	(85,466)	(34,608)	(42,914)	(32,654)
Net loss attributable to common stockholders	$(26,249)	$(85,466)	$(34,608)	$(42,914)	$(35,367)
Net loss per common share — basic and diluted	$(0.64)	$(2.21)	$(1.09)	$(1.96)	$(2.98)
Weighted average common shares outstanding — basic and diluted	41,077	38,657	31,890	21,949	11,886

(1) Non-cash stock-based compensation included in operating expenses	$16,382	$14,472	$8,304	$4,597	$4,106

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$512,709	$455,602	$217,260	$80,002	$46,046
Working capital	342,797	314,427	199,859	63,930	41,606
Total assets	554,676	493,791	240,006	98,348	66,107
Notes payable	—	6,758	9,136	7,395	7,201
Total stockholders’ equity	202,125	199,168	201,174	61,779	46,142

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are applying our technological expertise to build a pipeline of RNAi therapeutics to address significant medical needs, many of which cannot effectively be addressed with small molecules or antibodies, the current major classes of drugs. Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. In February 2008, we reported positive results from our Phase II experimental RSV infection clinical trial, referred to as the GEMINI study. In April 2008, we initiated a second Phase II human clinical trial, which is currently ongoing, to assess the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV. We recently formed collaborations with Cubist Pharmaceuticals, Inc., or Cubist, and Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko, for the development and commercialization of products for RSV. We will jointly develop and commercialize products for RSV in partnership with Cubist in North America, Cubist has responsibility for developing and commercializing these products in the rest of the world outside of Asia, and Kyowa Hakko has the responsibility for developing and commercializing these products in Asia.

In December 2008, we submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA, for ALN-VSP, our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. We received clearance from the FDA in January 2009 to proceed with a Phase I study. We expect to initiate this study during the first half of 2009. The Phase I study will be a multi-center, open label, dose escalation trial to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in patients with advanced solid tumors with liver involvement.

We are also working on a number of programs in pre-clinical development, including:

•	ALN-PCS, an RNAi therapeutic candidate targeting a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia;

•	ALN-TTR, an RNAi therapeutic candidate targeting the transthyretin, or TTR, gene, for the treatment of TTR amyloidosis; and

•	ALN-HTT, an RNAi therapeutic candidate targeting the huntingtin gene, for the treatment of Huntington’s disease, which we are developing in collaboration with Medtronic, Inc., or Medtronic.

We have additional discovery programs for RNAi therapeutics for the treatment of a broad range of diseases.

In addition, we are working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics directly to specific sites of disease, such as the delivery of ALN-RSV01 to the lungs, which we refer to as Direct RNAi. We are also working to extend our capabilities to advance the development of RNAi therapeutics that are administered by intravenous, subcutaneous or intramuscular approaches, which we refer to as Systemic RNAi. We have numerous RNAi therapeutic delivery collaborations and intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options, including with respect to Direct RNAi and Systemic RNAi.

We rely on the strength of our intellectual property portfolio relating to the development and commercialization of small interfering RNAs, or siRNAs, as therapeutics. This includes ownership of, or exclusive rights to, issued patents and pending patent applications claiming fundamental features of siRNAs and RNAi therapeutics as well as those claiming crucial chemical modifications and promising delivery technologies. We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against any challenges that have arisen or may arise in this area.

In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis Pharma AG, or Novartis, Biogen Idec Inc., or Biogen Idec, F. Hoffmann-La Roche Ltd, or Roche, Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko and Cubist. We have also entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH. We have established collaborations with and, in some instances, received funding from major medical and disease associations. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRxtm program and to research companies that commercialize RNAi reagents or services under our research product licenses.

We also seek opportunities to form new ventures in areas outside our core strategic interest. For example, in 2007, we and Isis established Regulus Therapeutics LLC, or Regulus Therapeutics, a company focused on the discovery, development and commercialization of microRNA-based therapeutics. Because microRNAs are believed to regulate whole networks of genes that can be involved in discrete disease processes, microRNA-based therapeutics represent a possible new approach to target the pathways of human disease. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures to be formed.

Alnylam commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of December 31, 2008, we had an accumulated deficit of $252.2 million. Through December 31, 2008, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through December 31, 2008, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding and license fee revenues.

We currently have programs focused in a number of therapeutic areas. However, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. We have never achieved profitability on an annual basis and we expect to incur additional losses over the next several years. We expect our net losses to continue due primarily to research and development activities relating to our drug development programs, collaborations and other general corporate activities. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of potential funding for the next several years are expected to be derived primarily from payments under new and existing strategic alliances, which may include license and other fees, funded research and development payments and milestone payments, government and foundation funding and proceeds from the sale of equity.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Our most advanced program is focused on the treatment of RSV infection and is in Phase II clinical studies. In January 2009, we received clearance from the FDA to proceed with a Phase I study of ALN-VSP for the treatment of liver cancers and potentially other solid tumors. Our other development programs are focused on the treatment of hypercholesterolemia, TTR amyloidosis and Huntington’s disease. We also have discovery programs to develop RNAi therapeutics for the treatment of a broad range of diseases, such as viral hemorrhagic fever, including the Ebola virus, progressive multifocal leukoencephalopathy, or PML, Parkinson’s disease and many other undisclosed programs, as well as several other diseases that are the subject of our strategic alliances. In addition, we are working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics both directly to the specific sites of disease and systemically, and we intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options.

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

Strategic Alliances

A significant component of our business plan is to enter into strategic alliances and collaborations with pharmaceutical and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, capabilities, technical resources and intellectual property to further our development efforts and to generate revenues. Our collaboration strategy is to form (1) non-exclusive platform alliances where our collaborators obtain access to our capabilities and intellectual property to develop their own RNAi therapeutic products; and (2) 50-50 co-development and/or ex-U.S. market geographic partnerships on specific RNAi therapeutic programs. We have entered into broad, non-exclusive platform license agreements with Roche and Takeda, under which we will also collaborate with each of Roche and Takeda on RNAi drug discovery for one or more disease targets. We are pursuing 50-50 co-development programs with Cubist and Medtronic for the development and commercialization of ALN-RSV and ALN-HTT, respectively. In addition, we have entered into a product alliance with Kyowa Hakko for the development and commercialization of ALN-RSV in territories not covered by the Cubist agreement, which include Japan and other markets in Asia. We also have discovery and development alliances with Isis, Novartis and Biogen Idec.

We also seek opportunities to form new ventures in areas outside our core strategic interest. For example, we formed Regulus Therapeutics, together with Isis, to capitalize on our technology and intellectual property in the field of microRNA-based therapeutics. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures to be formed.

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of January 31, 2009, we had granted such licenses, on both an exclusive and nonexclusive basis, to approximately 20 companies.

Since delivery of RNAi therapeutics remains a major objective of our research activities, we also look to form collaboration and licensing agreements with other companies and academic institutions to gain access to delivery technologies. For example, we have formed agreements with Tekmira Pharmaceuticals Corporation, or Tekmira, and Massachusetts Institute of Technology, or MIT, among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max Planck Innovation, Tekmira and MIT, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi.

Finally, we seek funding for the development of our proprietary RNAi therapeutics pipeline from foundations and government sources. In 2006, NIAID awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus. In 2007, the Defense Threat Reduction Agency, or DTRA, an agency of the United States Department of Defense, awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, which contract ended in February 2009. In addition, we have obtained funding for pre-clinical discovery programs from organizations such as The Michael J. Fox Foundation.

In September 2007, we terminated our amended and restated research collaboration and license agreement with Merck & Co., Inc., or Merck. Pursuant to the termination agreement, all license grants of intellectual property to develop, manufacture and/or commercialize RNAi therapeutic products under the amended and restated research collaboration and license agreement ceased as of the date of the termination agreement, subject to certain specified exceptions. The termination agreement further provides that, subject to certain conditions, we and Merck will each retain sole ownership and rights in our own intellectual property.

Platform Alliances.

Roche.  In July 2007, we and, for limited purposes, Alnylam Europe AG, or Alnylam Europe, entered into a license and collaboration agreement with Roche. Under the license and collaboration agreement, which became effective in August 2007, we granted Roche a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, and may be expanded to include up to 18 additional therapeutic areas, comprising all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Roche of an additional $50.0 million for each additional therapeutic area, if any.

In consideration for the rights granted to Roche under the license and collaboration agreement, Roche paid us $273.5 million in upfront cash payments. In addition, in exchange for our contributions under the collaboration agreement, for each RNAi therapeutic product successfully developed by Roche, its affiliates or sublicensees under the collaboration agreement, if any, we are entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Roche.

Under the license and collaboration agreement, we and Roche also agreed to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets, subject to our contractual obligations to third parties. The discovery collaboration between Roche and us will be governed by a joint steering committee for a period of five years that is comprised of an equal number of representatives from each party. In exchange for our contributions to the collaboration, Roche will be required to make additional milestone and royalty payments to us.

In connection with the execution of the license and collaboration agreement, we executed a common stock purchase agreement with Roche Finance Ltd, or Roche Finance, an affiliate of Roche. Under the terms of the common stock purchase agreement, in August 2007, Roche Finance purchased 1,975,000 shares of our common stock at $21.50 per share, for an aggregate purchase price of $42.5 million.

In connection with the execution of the license and collaboration agreement and the common stock purchase agreement, we also executed a stock purchase agreement with Alnylam Europe and Roche Beteiligungs GmbH, or Roche Germany, an affiliate of Roche. Under the terms of the Alnylam Europe stock purchase agreement, we created a new, wholly-owned German limited liability company, Roche Kulmbach, into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from us all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe stock purchase agreement included transition services that were performed by Roche Kulmbach employees at various levels through August 2008. We reimbursed Roche for these services at an agreed-upon rate.

In connection with the license and collaboration agreement and the common stock purchase agreement, we paid $27.5 million in license fees to our licensors, primarily Isis, in accordance with the applicable license agreements with those parties.

Takeda.  In May 2008, we entered into a license and collaboration agreement with Takeda to pursue the development and commercialization of RNAi therapeutics. Under the Takeda agreement, we granted to Takeda a non-exclusive, worldwide, royalty-bearing license to our intellectual property to develop, manufacture, use and commercialize RNAi therapeutics, subject to our existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions. Under the Takeda agreement, Takeda will be our exclusive platform partner in the Asian territory, as defined in the agreement, for a period of five years.

In consideration for the rights granted to Takeda under the Takeda agreement, Takeda agreed to pay us $150.0 million in upfront and near-term technology transfer payments. In addition, we have the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda agreement. In June 2008, Takeda paid us an upfront payment of $100.0 million. Takeda is also required to make the additional $50.0 million in payments to us upon achievement of specified technology transfer milestones, $20.0 million of which was achieved in September 2008 and paid in October 2008, $20.0 million of which is required to be paid within 12 to 24 months of execution of the agreement and $10.0 million of which is required to be paid within 24 to 36 months of execution of the agreement. If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay us $50.0 million for each of up to approximately 20 total additional fields selected, comprising all other fields of human disease, as identified and agreed upon by the parties. In addition, for each RNAi therapeutic product successfully developed by Takeda, its affiliates and sublicensees, if any, we are entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Takeda.

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

In connection with the Takeda agreement, we paid $5.0 million of license fees to our licensors, primarily Isis, in accordance with the applicable license agreements with those parties.

Discovery and Development Alliances.

Isis.  In March 2004, we entered into a collaboration and license agreement with Isis, a leading developer of antisense oligonucleotide drugs that target RNA. The Isis agreement significantly enhanced our intellectual property position with respect to RNA-based therapeutic products and our ability to develop siRNAs for RNAi therapeutic products, and provided us with the opportunity to defer investment in manufacturing technology. Isis granted us licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of siRNA products. We have the right to use Isis technologies in our development programs or in collaborations, and Isis has agreed not to grant licenses under these patents to any other organization for any siRNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. The licenses that we have granted to Isis are non-exclusive licenses to our current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. We have also granted Isis the non-exclusive right to develop and commercialize siRNA products against a limited number of targets. In addition, we have granted Isis non-exclusive rights to our patents and patent applications for research, development and commercialization of antisense RNA products.

Under the terms of the Isis agreement, we paid Isis an upfront license fee of $5.0 million. We also agreed to pay Isis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product that we or a collaborator develops using Isis intellectual property. In addition, we agreed to pay to Isis a percentage of specified fees from strategic collaborations we may enter into that include access to the Isis intellectual property.

In conjunction with the agreement, Isis made a $10.0 million equity investment in us. In addition, Isis has agreed to pay us, per therapeutic target, a license fee of $0.5 million, and milestone payments totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product developed by Isis or a collaborator that utilizes our intellectual property. Isis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration.

The Isis agreement also gives us an option to use Isis’ manufacturing services for RNA-based therapeutic products. In addition, under the Isis agreement, we have the exclusive right to grant sub-licenses for Isis technology to third parties with whom we are not collaborating. We may include these sub-licenses in our non-exclusive platform licenses and our InterfeRx licenses. If a license includes rights to Isis’ intellectual property, we will share revenues from that license equally with Isis.

Novartis.  We have formed two alliances with Novartis. We refer to the first of these, which was initiated in September 2005, as the broad Novartis alliance, and to the second, which was initiated in February 2006, as the Novartis flu alliance.

In connection with the broad Novartis alliance, we entered into a series of transactions with Novartis beginning in September 2005. At that time, we and Novartis executed a stock purchase agreement and an investor rights agreement. When the transactions contemplated by the stock purchase agreement closed in October 2005, the investor rights agreement became effective and we and Novartis executed a research collaboration and license agreement. The collaboration and license agreement had an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2008, Novartis elected to extend the initial term for an additional year, through October 2009. Novartis retains the right to extend the term for a second additional year, which right must be exercised no later than July 2009.

Under the terms of the collaboration and license agreement, the parties will work together on selected targets, as defined in the collaboration and license agreement, to discover and develop therapeutics based on RNAi. In consideration for rights granted to Novartis under the collaboration and license agreement, Novartis made an upfront payment of $10.0 million to us in October 2005, partly to reimburse prior costs incurred by us to develop in vivo RNAi technology. The collaboration and license agreement also includes terms under which Novartis will provide us with research funding and development and sales milestone payments as well as royalties on annual net sales of products resulting from the collaboration, if any. The amount of research funding provided by Novartis under the collaboration and license agreement during the research term is dependent upon the number of active programs on which we are collaborating with them at any given time and the number of our employees that are working on those programs, in respect of which Novartis reimburses us at an agreed upon rate. Under the terms of the collaboration and license agreement, Novartis has the right to select up to 30 exclusive targets to include in the collaboration, which number may be increased to 40 under certain circumstances and upon additional payments. For RNAi therapeutic products successfully developed under the agreement, if any, we would be entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Novartis.

The collaboration and license agreement also provides Novartis with a non-exclusive option to integrate into its operations our intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid based molecules. Novartis may exercise this integration option at any point during the research term, as defined in the collaboration and license agreement. The research term expires in October 2009 and may be extended until October 2010 at Novartis’ election. In connection with the exercise of the integration option, Novartis would be required to make additional payments to us totaling $100.0 million, payable in full at the time of exercise, which payments would include an option exercise fee, a milestone based on the overall success of the collaboration and pre-paid milestones and royalties that could become due as a result of future development of products using our technology. In addition, under this license grant, Novartis may be required to make milestone and royalty payments to us in connection with the successful development and commercialization of RNAi therapeutic products, if any. The license grant under the integration option, if exercised by Novartis, would be structured similarly to our non-exclusive platform licenses with Roche and Takeda.

Under the terms of the stock purchase agreement, in October 2005, Novartis purchased 5,267,865 shares of our common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of our outstanding common stock as of the date of issuance. In addition, under the investor rights agreement, we granted Novartis rights to acquire additional equity securities in the event that we propose to sell or issue any equity securities, subject to specified exceptions, as described in the investor rights agreement, such that Novartis would be able to maintain its then-current ownership percentage in our outstanding common stock. Pursuant to terms of the investor rights agreement, in May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share resulting in a payment to us of $5.4 million. At December 31, 2008, Novartis owned 13.2% of our outstanding common stock.

In February 2006, we entered into the Novartis flu alliance. Under the terms of the Novartis flu alliance, we and Novartis have joint responsibility for the development of RNAi therapeutics for pandemic flu. This program was stopped and currently there are no specific resource commitments for this program.

Biogen Idec.  In September 2006, we entered into a collaboration and license agreement with Biogen Idec. The collaboration is focused on the discovery and development of therapeutics based on RNAi for the potential treatment of PML. Under the terms of the Biogen Idec agreement, we granted Biogen Idec an exclusive license to distribute, market and sell certain RNAi therapeutics to treat PML and Biogen Idec has agreed to fund all related research and development activities. We received an upfront $5.0 million payment from Biogen Idec. In addition, upon the successful development and utilization of a product resulting from the collaboration, if any, Biogen Idec would be required to pay us milestone payments, totaling $51.0 million, and royalty payments on sales, if any. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Biogen Idec. The pace and scope of future development of this program is the responsibility of Biogen Idec. We expect to expend limited resources on this program in 2009.

Product Alliances.

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

Under the terms of the amended and restated collaboration agreement, we and Medtronic are continuing our existing development program focused on developing a combination drug-device product for the treatment of Huntington’s disease. In addition, we and Medtronic may jointly agree to collaborate on additional product development programs for the treatment of other neurodegenerative diseases, which can be addressed by the delivery of siRNAs discovered and developed using our RNAi therapeutics platform to the human nervous system through implantable infusion devices developed by Medtronic. We will be responsible for supplying the siRNA component and Medtronic will be responsible for supplying the device component of any product resulting from the collaboration.

With respect to the initial product development program focused on Huntington’s disease, each party is funding 50% of the development efforts for the United States while Medtronic is responsible for funding development efforts outside the United States. Medtronic will commercialize any resulting products and pay royalties to us based on net sales of any such products, if any, which royalties in the United States are designed to approximate 50% of the profit associated with the sale of such product and which royalties in Europe are similar to more traditional pharmaceutical royalties, in that they are intended to reflect each party’s contribution.

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

Kyowa Hakko.  In June 2008, we entered into a license and collaboration agreement with Kyowa Hakko. Under the Kyowa Hakko agreement, we granted Kyowa Hakko an exclusive license to our intellectual property in Japan and other markets in Asia for the development and commercialization of ALN-RSV01 for the treatment of RSV infection. The Kyowa Hakko agreement also covers additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program. We retain all development and commercialization rights worldwide excluding the licensed territory.

Under the terms of the Kyowa Hakko agreement, in June 2008, Kyowa Hakko paid us an upfront cash payment of $15.0 million. In addition, Kyowa Hakko is required to make payments to us upon achievement of specified development and sales milestones totaling up to $78.0 million, and royalty payments based on annual net sales, if any, of ALN-RSV01 by Kyowa Hakko, its affiliates and sublicensees in the licensed territory. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Kyowa Hakko.

Our collaboration with Kyowa Hakko is governed by a joint steering committee that is comprised of an equal number of representatives from each party. Under the agreement, Kyowa Hakko is establishing a development plan for ALN-RSV01 relating to the development activities to be undertaken in the licensed territory, with the initial focus on Japan. Kyowa Hakko is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval and commercialization of ALN-RSV01 in Japan and the rest of the licensed territory. We will be responsible for supply of the product to Kyowa Hakko under a supply agreement unless Kyowa Hakko elects, prior to the first commercial sale of the product in the licensed territory, to manufacture the product itself or arrange for a third party to manufacture the product.

Cubist.  In January 2009, we entered into a license and collaboration agreement with Cubist to develop and commercialize therapeutic products based on certain of our RNAi technology for the treatment of RSV, including ALN-RSV01, which is currently in Phase II clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other second-generation RNAi-based RSV inhibitors, which currently are in pre-clinical studies.

Under the terms of the Cubist agreement, we and Cubist will share responsibility for developing licensed products in North America and will each bear one-half of the related development costs. Our collaboration with Cubist for the development of licensed products in North America will be governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist will have the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between us and Cubist. Throughout the rest of the world, referred to as the Royalty Territory, excluding Asia, where we have previously partnered our ALN-RSV program with Kyowa Hakko, Cubist will have an exclusive, royalty-bearing license to develop and commercialize licensed products.

In consideration for the rights granted to Cubist under the agreement, in January 2009, Cubist paid us an upfront cash payment of $20.0 million. Cubist also has an obligation under the agreement to pay us milestone payments, totaling up to an aggregate of $82.5 million, upon the achievement of specified development and sales events in the Royalty Territory. In addition, if licensed products are successfully developed, Cubist will be required to pay us double digit royalties on net sales of licensed products in the Royalty Territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, we will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license and, in addition to royalties on net sales in North America, will be entitled to receive additional milestone payments totaling up to an aggregate of $130.0 million upon achievement of specified development and sales events in North America, subject to the timing of the conversion by us and the regulatory status of a licensed product at the time of conversion. If we make the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the Royalty Territory. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Cubist.

Delivery Initiatives

We are working to extend our capabilities in developing technology to achieve effective and safe delivery of RNAi therapeutics to a broad spectrum of organ and tissue types. In connection with these efforts, we have entered into a number of agreements to evaluate and gain access to certain delivery technologies. In some instances, we are also providing funding to support the advancement of these delivery technologies.

For example, in May of 2007, we entered into an agreement with the MIT, Center for Cancer Research under which we are sponsoring an exclusive five-year research program focused on the delivery of RNAi therapeutics. In addition, during 2007, we obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In May 2008, Tekmira acquired Protiva Biotherapeutics Inc., or Protiva. In connection with this acquisition, we entered into new agreements with Tekmira and Protiva, which provide us access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. Under the new agreements with Tekmira and Protiva, we continue to have exclusive rights to the Semple (U.S. Patent No. 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents for RNAi, which we believe are critical for the use of cationic liposomal delivery technology.

As noted above, we are developing ALN-VSP, a systemically delivered RNAi therapeutic candidate, for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. ALN-VSP comprises two siRNAs formulated using Tekmira’s stable nucleic acid-lipid particles, or SNALP, technology. We also have rights to use SNALP technology in the advancement of our other systemically delivered RNAi therapeutic programs, including ALN-PCS for the treatment of hypercholesterolemia and ALN-TTR for the treatment of TTR amyloidosis.

In connection with Tekmira’s acquisition of Protiva, in May 2008 we made an equity investment of $5.0 million in Tekmira, purchasing 2,083,333 shares of Tekmira common stock at a price of $2.40 per share, which represented a premium of $1.00 per share, or an aggregate of $2.1 million. This premium was calculated on the difference between the purchase price and the closing price of Tekmira’s common stock on the effective date of the acquisition. We allocated this $2.1 million premium to the expansion of our access to key technology and intellectual property rights and, accordingly, recorded a charge to research and development expense during the year ended December 31, 2008. During 2008, we recorded an impairment charge of $1.6 million related to our investment in Tekmira, as the decrease in the fair value of this investment was deemed to be other than temporary. In connection with these transactions, we and Tekmira cancelled our $5.0 million capital equipment loan to Tekmira, which was never drawn down by Tekmira.

We have other RNAi therapeutic delivery collaborations and intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery technologies, including with respect to Direct RNAi and Systemic RNAi.

Government Funding

NIH.  In September 2006, NIAID awarded us a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. The Ebola virus can cause a severe, often fatal infection, and poses a potential biological safety risk and bioterrorism threat. Of the $23.0 million in funding, the government initially committed to pay us up to $14.2 million over the first two years of the contract. In June 2008, as a result of the progress of the program, the government awarded us an additional $7.5 million, to be paid through September 2009 for the third year of the contract, together with any remaining funds carried over from the funding allocated for the first two years of the contract.

Department of Defense.  In August 2007, DTRA awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus. The government initially committed to pay us up to $10.9 million through February 2009, which included a six-month extension granted by DTRA in July 2008. Following a program review in early 2009, we and DTRA have determined to end this program and accordingly, the remaining funds of up to $27.7 million will not be accessed.

microRNAi-based Therapeutics

Regulus Therapeutics.  In September 2007, we and Isis established Regulus Therapeutics, a company focused on the discovery, development and commercialization of microRNA-based therapeutics. Regulus Therapeutics combines our and Isis’ technologies, know-how and intellectual property relating to microRNA-based therapeutics. Since microRNAs are believed to regulate the expression of broad networks of genes and biological pathways, microRNA-based therapeutics define a new and potentially high-impact strategy to target multiple points on disease pathways. Regulus Therapeutics, which had initially been established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc.. We and Isis continue to own 49% and 51%, respectively, of Regulus Therapeutics. Regulus Therapeutics continues to operate as an independent company with a separate board of directors, scientific advisory board and management team.

Regulus Therapeutics’ most advanced program, which is in pre-clinical research, is a microRNA-based therapeutic candidate that targets miR-122, an endogenous host gene required for viral infection by the hepatitis C virus, or HCV. HCV infection is a significant disease worldwide, for which emerging therapies target viral genes and, therefore, are prone to viral resistance. Regulus Therapeutics is also pursuing a program that targets miR-21. Pre-clinical studies by Regulus Therapeutics and collaborators have shown that miR-21 is implicated in several therapeutic areas, including heart failure and fibrosis. In addition to these programs, Regulus Therapeutics is also actively exploring additional areas for development of microRNA-based therapeutics, including cancer, other viral diseases, metabolic disorders and inflammatory diseases.

In April 2008, Regulus Therapeutics entered into a worldwide strategic alliance with GlaxoSmithKline, or GSK, to discover, develop and market novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus Therapeutics received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million evidenced by a promissory note (guaranteed by Isis and us) that will convert into Regulus Therapeutics common stock under certain specified circumstances. Regulus Therapeutics could be eligible to receive development, regulatory and sales milestone payments for each of the four microRNA-targeted therapeutics discovered and developed as part of the alliance, and would also receive royalty payments on worldwide sales of products resulting from the alliance, if any.

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

Revenue Recognition

Our business strategy includes entering into collaborative license and development agreements with biotechnology and pharmaceutical companies for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical and pre-clinical development milestones and royalties on product sales. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” and EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” or EITF 01-9.

Non-refundable license fees are recognized as revenue upon delivery of the license only if we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We recognize upfront license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

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

Revenue recognized under the proportional performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete our performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the proportional performance method, as of the period ending date.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement, then revenue under the arrangement will be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method, as of the period ending date.

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

Many of our collaboration agreements entitle us to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as up-front fees and research funding, in our revenue model. Milestones that involve substantial effort on our part and the achievement of which are not considered probable at the inception of the collaboration are considered “substantive milestones.” Substantive milestones are included in our revenue model when achievement of the milestone is considered probable. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period using the proportional performance or straight-line method. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in our revenue model until the performance conditions are met.

For revenue generating arrangements where we, as a vendor, provide consideration to a licensor or collaborator, as a customer, we apply the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless we receive an identifiable benefit for the payment and we can reasonably estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of selling price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and probable future revenues, which include any unamortized deferred revenue balances, under all arrangements with such customer, and then as an expense. Payments that are not deemed to be a reduction of selling price would be recorded as an expense.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within the next twelve months are classified as long-term deferred revenue. As of December 31, 2008, we had short-term and long-term deferred revenue of $79.9 million and $250.1 million, respectively, related to our collaborations.

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

Novartis.  In consideration for rights granted to Novartis under the collaboration and license agreement, Novartis made an up-front payment of $10.0 million to us in October 2005 to partly reimburse costs previously incurred by us to develop in vivo RNAi technology. The collaboration and license agreement includes terms under which Novartis will provide us with research funding. In addition, for RNAi therapeutic products successfully developed under the agreement, if any, we would be entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product. We initially recorded as deferred revenue the non-refundable $10.0 million up-front payment and $6.4 million premium that represents the difference between the purchase price and the closing price of our common stock on the date of the stock purchase from Novartis. In addition to these payments, research funding and certain milestone payments, the receipt of which is considered probable, are being amortized into revenue using the proportional performance method over the estimated duration of the Novartis agreement, or ten years. We only include milestone payments that we believe are probable of being received. Under this method, we estimate the level of effort to be expended over the term of the agreement and recognize revenue based on the lesser of the amount calculated based on the proportional performance of total expected revenue or the amount of non-refundable payments earned. As future substantive milestones are achieved, and to the extent they are within the period of performance, milestone payments will be recognized as revenue on a proportional performance basis over the contract’s entire performance period, starting with the contract’s commencement. A portion of the milestone payment, equal to the percentage of total performance completed when the milestone is achieved, multiplied by the milestone payment, will be recognized as revenue upon achievement of the milestone. The remaining portion of the milestone will be recognized over the remaining performance period under the proportional performance method.

We believe our estimated period of performance under the Novartis agreement includes the three-year term of the agreement, two one-year extensions at the election of Novartis and limited support as part of a technology transfer until the fifth anniversary of the termination of the agreement. In July 2008, Novartis elected to extend the initial term of the agreement for an additional year, through October 2009. We continue to use an expected term of ten years in our proportional performance model. We reevaluate the expected term when new information is known that could affect our estimate. In the event our period of performance is different than we estimated, revenue recognition will be adjusted on a prospective basis.

Roche.  We recorded $278.2 million as deferred revenue in connection with the Roche alliance. This amount represents the aggregate proceeds received from Roche of $331.0 million, net of the amount allocated for financial statement purposes to the common stock issuance of $51.3 million and the net book value of Alnylam Europe of $1.5 million. In exchange for our contributions under the collaboration agreement, for each RNAi therapeutic product successfully developed by Roche, its affiliates or sublicensees under the collaboration agreement, if any, we are entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any. In addition, we have agreed with Roche to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets, referred to as the Discovery Collaboration, subject to our existing contractual obligations to third parties. The collaboration between Roche and us will be governed by a joint steering committee for a period of five years that is comprised of an equal number of representatives from each party. Our performance obligations under the license and collaboration agreement, including participation in the steering committee and research conducted as part of the Discovery Collaboration, are expected to cease five years from the effective date of the license and collaboration agreement.

The proceeds allocated to the common stock issuance of $51.3 million were based on the fair value on the date the shares were issued. We have concluded that the license issued to Roche, the Alnylam Europe assets and employees, the steering committee services and the services we will be required to perform under the Discovery

Collaboration should be treated as a single unit of accounting. Accordingly, the remaining consideration received has been recorded as deferred revenue and will be amortized into revenue over the five-year period during which we are required to provide services under the license and collaboration agreement. We are recognizing revenue on a straight-line basis over five years because we are unable to reasonably estimate the total level of effort required under the license and collaboration agreement. When, and if, we are able to make a reasonable estimate of our remaining efforts under the collaboration, we will modify the method of recognition and utilize the proportional performance method. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis.

Takeda.  In consideration for the rights granted to Takeda under the Takeda agreement, Takeda agreed to pay us $150.0 million in upfront and near-term technology transfer payments. In June 2008, Takeda paid us an upfront payment of $100.0 million. Takeda is also required to make an additional $50.0 million in payments to us upon achievement of specified technology transfer milestones, $20.0 million of which was paid in October 2008, $20.0 million of which is required to be paid within 12 to 24 months of execution of the agreement and $10.0 million of which is required to be paid within 24 to 36 months of execution of the agreement. If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay us $50.0 million for each of up to approximately 20 total additional fields selected, comprising all other fields of human disease, as identified and agreed upon by the parties. In addition, for each RNAi therapeutic product successfully developed by Takeda, its affiliates and sublicensees, if any, we are entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any.

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

We have determined that the deliverables under the Takeda agreement include the license, the joint committees (the JTTC, JRCC and JDCC), the technology transfer activities and the services that we will be obligated to perform under the research collaboration with Takeda. We have determined that, pursuant to EITF 00-21, the license and undelivered services (i.e., the joint committees and the research collaboration) are not separable and, accordingly, the license and services are being treated as a single unit of accounting. Under the Takeda agreement, the last elements to be delivered are the JDCC and JTTC services, each of which has a life of no more than seven years. We are initially recognizing the upfront payment of $100.0 million, the first technology transfer milestone of $20.0 million and the $30.0 million of remaining technology transfer milestones, the receipt of which we believe is probable, on a straight-line basis over seven years because we are unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the research collaboration is largely unknown. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. We will continue to reassess whether we can reasonably estimate the level of effort required to fulfill our obligations under the Takeda agreement. When, and if, we can make a reasonable estimate of our remaining efforts under the collaboration, we would modify our method of recognition and utilize a proportional performance method.

Kyowa Hakko.  Under the terms of the Kyowa Hakko agreement, in June 2008, Kyowa Hakko paid us an upfront cash payment of $15.0 million. In addition, Kyowa Hakko is required to make payments to us upon achievement of specified development and sales milestones totaling up to $78.0 million, and royalty payments based on annual net sales, if any, of ALN-RSV01 by Kyowa Hakko, its affiliates and sublicenses in the licensed territory.

Our collaboration with Kyowa Hakko is governed by a joint steering committee that is comprised of an equal number of representatives from each party. Kyowa Hakko is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval and commercialization of ALN-RSV01 in Japan and the rest of the licensed territory. We will be responsible for supply of the product to Kyowa Hakko under a supply agreement unless Kyowa Hakko elects, prior to the first commercial sale of the product in the licensed territory, to manufacture the product itself or arrange for a third party to manufacture the product.

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

For the years ended December 31, 2008 and 2007, we recorded a provision for income taxes of $0.7 million and $5.2 million, respectively. We provide income tax expense for federal alternative minimum tax, state and foreign taxes. We generated U.S. taxable income during 2008 due to the recognition of certain proceeds received from the Roche alliance. Our 2008 U.S. taxable income will be offset by net operating loss carry forwards and other deferred tax attributes. However, we anticipate being subject to federal alternative minimum tax and state income taxes.

At December 31, 2008, we had a valuation allowance against our net deferred tax assets to the extent it is more likely than not that the assets will not be realized. At December 31, 2008, we had utilized all federal and Massachusetts state net operating loss carryforwards and all federal and a significant portion of Massachusetts state research and development credits and all foreign tax credits. At December 31, 2008, we had $0.5 million of state research and development credits remaining and $8.6 million of California net operating losses. We have placed a valuation allowance against the state net operating loss and state credit deferred tax assets as it is unlikely that we will realize these assets. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code. We have determined that there is no limitation on the utilization of net operating loss and tax credit carryforwards in accordance with Section 382 of the Internal Revenue Code in 2008.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” or SFAS 123R, using the modified prospective transition method. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with SFAS No. 123, “Accounting for Stock Based Compensation” and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” under which compensation expense is generally recognized over the vesting period of the award. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values using the Black-Scholes valuation model. Our expected stock price volatility assumption is based on a combination of the historical and implied volatility of our publicly traded stock. For stock option grants issued during the year ended December 31, 2008, we used a weighted-average expected stock-price volatility assumption of 66%. Our expected life assumption is based on the equal weighting of our historical data and the historical data of our pharmaceutical and biotechnology peers. Our weighted average expected term was 6.1 years for the year ended December 31, 2008. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

As of December 31, 2008, the estimated fair value of unvested employee awards was $50.0 million, net of estimated forfeitures. This amount will be recognized over the weighted average remaining vesting period of approximately 1.6 years for these awards. Stock-based employee compensation expense was $16.4 million for the year ended December 31, 2008. However, the total amount of stock-based compensation expense recognized in any future period cannot be predicted at this time because it will depend on levels of stock-based payments granted in the future as well as the portion of the awards that actually vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 86% of our options will actually vest, and therefore have applied an annual forfeiture rate of 3.7% to all unvested options as of December 31, 2008. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Year Ended December 31,
	2008	2007	2006

Net revenues	$96,163	$50,897	$26,930
Operating expenses	123,998	144,074	66,431
Loss from operations	(27,835)	(93,177)	(39,501)
Net loss	$(26,249)	$(85,466)	$(34,608)

Discussion of Results of Operations for 2008 and 2007

The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Year Ended
	December 31,
	2008	2007

Roche	$54,427	$17,571
Government contract	14,172	9,800
Takeda	12,794	—
Novartis	11,635	14,670
InterfeRx program, research reagent license and other	2,207	1,526
Other research collaborator	928	7,330

Total net revenues from research collaborators	$96,163	$50,897

Revenues increased significantly for the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily as a result of our August 2007 alliance with Roche, as well as our May 2008 alliance with Takeda. Under the Roche alliance, $278.2 million is being recognized as revenue on a straight-line basis over five years, which equates to approximately $14.0 million per quarter. In connection with the Roche alliance, Roche Kulmbach employees performed certain transition services for us at various levels through August 2008. We reimbursed Roche for these services at an agreed-upon rate. We recorded as contra revenue (a reduction of revenues) $1.0 million and $4.2 million for these services during the years ended December 31, 2008 and 2007, respectively. Under the Takeda alliance, the $150.0 million in upfront and technology transfer milestone payments made or due to us are being recognized as revenue on a straight-line basis over seven years, which equates to approximately $5.0 million per quarter.

For the year ended December 31, 2008 as compared to the year ended December 31, 2007, government contract revenues increased primarily as a result of our collaboration with DTRA, which began in the third quarter of 2007. Following a program review in early 2009, we and DTRA have determined to end this program after February 2009 and accordingly, no additional funds will be accessed.

The increase in InterfeRx program, research reagent licenses and other revenues for the year ended December 31, 2008 compared to the prior year was due to milestone payments from certain InterfeRx licensees.

The decrease in Novartis revenues during the year ended December 31, 2008 as compared to the year ended December 31, 2007 was due in part to the wind down of the Novartis flu alliance.

Other research collaborator revenues decreased in the year ended December 31, 2008 as compared to the year ended December 31, 2007 due primarily to our termination of the Merck collaboration agreement in September 2007. We were recognizing the remaining deferred revenue under the Merck agreement on a straight-line basis over the remaining period of expected performance of four years. As a result of the termination, we recognized an aggregate of $3.5 million during the third quarter of 2007, which represented all of the remaining deferred revenue under the Merck agreement. In addition, during 2008, we reduced the number of resources allocated to, and received lower external expense reimbursement under, our collaboration with Biogen Idec. The pace and scope of future development under this collaboration is the responsibility of Biogen Idec. We expect to expend limited resources on this program during 2009.

Total deferred revenue of $330.0 million at December 31, 2008 consists of payments received from collaborators, primarily Roche, Takeda and Kyowa Hakko, that we have yet to recognize pursuant to our revenue recognition policies.

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

Operating Expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

		% of		% of
		Total		Total	Increase
		Operating		Operating	(Decrease)
	2008	Expenses	2007	Expenses	$	%

Research and development	$96,883	78%	$120,686	84%	$(23,803)	(20)%
General and administrative	27,115	22%	23,388	16%	3,727	16%

Total operating expenses	$123,998	100%	$144,074	100%	$(20,076)	(14)%

Research and development.  The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

		% of		% of	Increase
		Expense		Expense	(Decrease)
	2008	Category	2007	Category	$	%

Research and development
External services	$23,732	24%	$18,417	15%	$5,315	29%
Compensation and related	17,299	18%	13,201	11%	4,098	31%
Clinical trial and manufacturing	13,342	14%	20,662	17%	(7,320)	(35)%
License fees	12,554	13%	42,207	35%	(29,653)	(70)%
Facilities-related	10,181	11%	8,511	7%	1,670	20%
Non-cash stock-based compensation	9,575	10%	9,363	8%	212	2%
Lab supplies and materials	7,838	8%	6,154	5%	1,684	27%
Other	2,362	2%	2,171	2%	191	9%

Total research and development expenses	$96,883	100%	$120,686	100%	$(23,803)	(20)%

Research and development expenses decreased during the year ended December 31, 2008 as compared to the year ended December 31, 2007 due primarily to higher license fees during the prior period consisting of $27.5 million in payments to certain entities, primarily Isis, as a result of our alliance with Roche, a non-cash license fee of $7.9 million and a cash license fee of $0.4 million related to the issuance of our stock to Tekmira during 2007 in connection with our original license agreement with Tekmira, and $6.0 million in payments for drug delivery-related activities. Partially offsetting this decrease was $5.0 million in payments made in 2008 to certain entities, primarily Isis, as a result of the Takeda alliance, as well as a charge of $2.1 million in connection with our new Tekmira license agreement and $3.2 million associated with various intellectual property assets.

Clinical trial and manufacturing expenses decreased during the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of higher clinical trial and manufacturing expenses in the prior period in support of our clinical program for RSV, for which we began Phase II trials in June 2007.

Partially offsetting these decreases, external services expenses increased during the year ended December 31, 2008 as compared to the year ended December 31, 2007 as a result of higher expenses related to our government programs, our RSV program and our pre-clinical programs for the treatment of liver cancer and Huntington’s disease, as well as higher expenses associated with our drug delivery-related collaborations. In addition, compensation and related, lab supplies and materials, and facilities-related expenses increased during the year ended December 31, 2008 as compared to the prior year due to additional research and development headcount to support our alliances and expanding product pipeline.

We expect to continue to devote a substantial portion of our resources to research and development expenses and we expect that research and development expenses will remain consistent or increase slightly in 2009 as we continue development of our and our collaborators’ product candidates and focus on drug delivery-related technologies.

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

General and administrative.  The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

		% of		% of	Increase
		Expense		Expense	(Decrease)
	2008	Category	2007	Category	$	%

General and administrative
Consulting and professional services	$9,281	34%	$8,547	36%	$734	9%
Non-cash stock-based compensation	6,807	25%	5,109	22%	1,698	33%
Compensation and related	5,757	21%	4,647	20%	1,110	24%
Facilities-related	2,401	9%	2,486	11%	(85)	(3)%
Insurance	682	3%	654	3%	28	4%
Other	2,187	8%	1,945	8%	242	12%

Total general and administrative expenses	$27,115	100%	$23,388	100%	$3,727	16%

The increase in general and administrative expenses during the year ended December 31, 2008 as compared to the prior year was due primarily to an increase in general and administrative headcount during 2008 to support our growth and higher non-cash stock-based compensation. We expect that general and administrative expenses will remain consistent or increase slightly in 2009.

Other income (expense)

Equity in loss of joint venture was $9.3 million and $1.1 million during the years ended December 31, 2008 and 2007, respectively, and in each year related to our share of the net losses incurred by Regulus Therapeutics, which was formed in September 2007. The increase was a result of Regulus Therapeutics ramping up its operations throughout 2008. Separate financial information for Regulus Therapeutics is included in Exhibit 99.1 to this annual report on Form 10-K.

Interest income was $14.4 million in 2008 as compared to $15.4 million in 2007. The decrease was due to our lower average interest rates during the year ended December 31, 2008, partially offset by higher average cash, cash equivalent and marketable securities balances.

Interest expense was $0.9 million in 2008 as compared to $1.1 million in 2007. Interest expense in each period was related to borrowings under our lines of credit with Oxford Finance Corporation, or Oxford, and Lighthouse Capital Partners V, L.P., or Lighthouse, used to finance capital equipment purchases. In December 2008, we defeased the aggregate outstanding balance under the Oxford and Lighthouse credit lines and expect to have no interest expense in 2009.

Included in other expense during the year ended December 31, 2008 was an impairment charge of $1.6 million related to our May 2008 investment in Tekmira, as the decrease in the fair value of this investment was deemed to be other than temporary.

Our provision for income taxes was $0.7 million for year ended December 31, 2008 primarily as a result of our 2007 alliance with Roche. Income tax expense was $5.2 million for the prior year primarily as a result of the sale of our German operations to Roche in August 2007 for $15.0 million.

Discussion of Results of Operations for 2007 and 2006

The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Year Ended
	December 31,
	2007	2006

Roche	$17,571	$—
Novartis	14,670	21,775
Government contract	9,800	786
Other research collaborator	7,330	2,508
InterfeRx program, research reagent license and other	1,526	1,861

Total net revenues from research collaborators	$50,897	$26,930

Revenues increased significantly for the year ended December 31, 2007 as compared to the year ended December 31, 2006 primarily as a result of our August 2007 alliance with Roche. Under the Roche alliance, $278.2 million is being recognized as revenue on a straight-line basis over five years. In connection with the Roche alliance, Roche Kulmbach employees performed certain transition services for us at various levels through August 2008. We reimbursed Roche for these services at an agreed-upon rate. We recorded $4.2 million of these services as contra revenue (a reduction of revenues) during 2007.

The decrease in Novartis revenues during the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to a decrease in the number of resources allocated to the broad Novartis alliance. The decrease in Novartis revenues was also due to a decrease in the number of resources allocated to, as well as lower external expense reimbursement under, our Novartis flu alliance, as a result of the shift in focus during 2007 on additional pre-clinical research prior to advancing the pandemic flu program into development. During 2008, the pandemic flu program was stopped and currently there are no specific resource commitments for this program.

For the year ended December 31, 2007, government contract revenues increased as a result of our collaboration with NIAID, which began in the fourth quarter of 2006, and our collaboration with DTRA, which began in the third quarter of 2007.

Other research collaborator revenues consisted primarily of research funding and amortization of upfront payments or license fees from Biogen Idec and Merck. The increase in other research collaborator revenues in 2007 was primarily the result of our collaboration with Biogen Idec, which began in the fourth quarter of 2006 and the termination of our Merck collaboration agreement in September 2007. We were recognizing the remaining deferred revenue under the Merck agreement on a straight-line basis over the remaining period of expected performance of four years. As a result of the termination, we recognized an aggregate of $3.5 million during the third quarter of 2007, which represented all of the remaining deferred revenue under the Merck agreement.

The decrease in InterfeRx program, research reagent license and other revenues for the year ended December 31, 2007 compared to the prior year was due to upfront payments pursuant to license agreements entered into under our InterfeRx program in the prior year.

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

Research and development.  The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

		% of		% of
		Expense		Expense	Increase
	2007	Category	2006	Category	$	%

Research and development
License fees	$42,207	35%	$4,040	8%	$38,167	945%
Clinical trial and manufacturing	20,662	17%	10,019	20%	10,643	106%
External services	18,417	15%	6,001	12%	12,416	207%
Compensation and related	13,201	11%	10,666	22%	2,535	24%
Non-cash stock-based compensation	9,363	8%	5,006	10%	4,357	87%
Facilities-related	8,511	7%	6,315	13%	2,196	35%
Lab supplies and materials	6,154	5%	5,462	11%	692	13%
Other	2,171	2%	1,751	4%	420	24%

Total research and development expenses	$120,686	100%	$49,260	100%	$71,426	145%

During the year ended December 31, 2007, our research and development expenses increased significantly compared to the year ended December 31, 2006 primarily as a result of an increase in license fees consisting of $27.5 million in payments to certain entities, primarily Isis, in connection with the Roche alliance and $14.7 million in charges for licenses for certain delivery technologies. The increase was also due to an increase in clinical trial and manufacturing expenses in support of our clinical program for RSV, for which we began Phase II trials in June 2007, as well as higher manufacturing expenses related to our pre-clinical development programs. The increase in external services was due to higher expenses related to our pre-clinical programs for the treatment of hypercholesterolemia, liver cancer and Ebola, as well as higher expenses associated with our delivery-related collaborations. The increase in compensation and related expenses and facilities-related expenses was due to additional research and development headcount over the past year to support our alliances and expanding product pipeline. The increase in non-cash stock-based compensation was due primarily to one-time charges of $2.9 million from restricted stock grants and stock option modifications in August 2007 relating to the transfer of our former German employees to Roche Kulmbach as part of our alliance with Roche.

General and administrative.  The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

		% of		% of	Increase
		Expense		Expense	(Decrease)
	2007	Category	2006	Category	$	%

General and administrative
Consulting and professional services	$8,547	36%	$5,162	30%	$3,385	66%
Non-cash stock-based compensation	5,109	22%	3,298	19%	1,811	55%
Compensation and related	4,647	20%	3,546	21%	1,101	31%
Facilities-related	2,486	11%	2,736	16%	(250)	(9)%
Insurance	654	3%	652	4%	2	0%
Other	1,945	8%	1,777	10%	168	9%

Total general and administrative expenses	$23,388	100%	$17,171	100%	$6,217	36%

The increase in general and administrative expenses in 2007 compared to the prior year was due primarily to professional service fees, which were the result of increased business development activities, including work related to our alliance with Roche and with Regulus Therapeutics, the company we formed with Isis to pursue microRNA-based therapeutics. The increase in compensation and related expenses was due primarily to an increase in headcount to support the overall corporate growth of the company. The increase in non-cash stock-based compensation was due primarily to one-time charges of $0.9 million from restricted stock grants and stock option modifications in August 2007 relating to the transfer of our former German employees to Roche Kulmbach as part of our alliance with Roche.

Other income (expense)

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

Our provision for income taxes was $5.2 million in 2007 primarily as a result of the sale of our German operations to Roche in August 2007 for $15.0 million.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Year Ended December 31,
	2008	2007	2006

Net loss	$(26,249)	$(85,466)	$(34,608)
Adjustments to reconcile net loss to net cash used in operating activities	27,840	29,834	12,633
Changes in operating assets and liabilities	63,900	252,151	(2,655)

Net cash provided by (used in) operating activities	65,491	196,519	(24,630)
Net cash provided by (used in) investing activities	17,936	(277,425)	(30,046)
Net cash provided by financing activities	3,155	58,635	166,631
Effect of exchange rate on cash	53	(527)	243

Net increase (decrease) in cash and cash equivalents	86,635	(22,798)	112,198
Cash and cash equivalents, beginning of period	105,157	127,955	15,757

Cash and cash equivalents, end of period	$191,792	$105,157	$127,955

Since we commenced operations in 2002, we have generated significant losses. As of December 31, 2008, we had an accumulated deficit of $252.2 million. As of December 31, 2008, we had cash, cash equivalents and marketable securities of $512.7 million, compared to cash, cash equivalents and marketable securities of $455.6 million as of December 31, 2007. The increase in our cash, cash equivalents and marketable securities at December 31, 2008 was due primarily to our receipt of $120.0 million of upfront cash and technology transfer milestone payments under our Takeda alliance, partially offset by the funding of our operating expenses. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities as of December 31, 2008.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. The decrease in net cash provided by operating activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due primarily to the proceeds received from our August 2007 Roche alliance, partially offset by the proceeds received from our May 2008 alliance with Takeda. Offsetting the proceeds from the Takeda alliance, the main components of our use of cash in operating activities for the year ended December 31, 2008 consisted of the net loss and changes in our working capital. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash provided by or used in operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture and depreciation and amortization. We had an increase in deferred revenue of $66.7 million for the year ended December 31, 2008 due primarily to the proceeds received from our Takeda and Kyowa Hakko alliances.

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

Investing activities

For the year ended December 31, 2008, net cash provided by investing activities resulted primarily from net sales and maturities of marketable securities of $28.8 million. Also included in our investing activities for the year ended December 31, 2008 were purchases of property and equipment of $10.8 million related to the expansion of our Cambridge facility. For the year ended December 31, 2007, net cash used in investing activities of $277.4 million resulted primarily from purchases of marketable securities of $544.4 million due primarily to the investments made with the proceeds from the Roche alliance, partially offset by sales and maturities of marketable securities of $283.3 million. Also included in our investing activities for the year ended December 31, 2007 was a $10.0 million cash contribution made to Regulus Therapeutics in connection with its formation, as well as purchases of property and equipment of $7.8 million related to the expansion of our Cambridge facility.

Financing activities

For the year ended December 31, 2008, net cash provided by financing activities was $3.2 million as compared to $58.6 million provided by financing activities for the year ended December 31, 2007. For the year ended December 31, 2008, net cash provided by financing activities was due primarily to proceeds of $5.4 million from our issuance of shares to Novartis in May 2008. Net cash provided by financing activities for the year ended December 31, 2007 consisted primarily of proceeds of $42.5 million from our sale of 1,975,000 shares of our common stock to Roche in connection with the establishment of the Roche alliance.

In March 2006, we entered into an agreement with Oxford to establish an equipment line of credit for up to $7.0 million to help support capital expansion of our facility in Cambridge, Massachusetts and capital equipment purchases. During 2006, we borrowed an aggregate of $4.2 million from Oxford pursuant to the agreement. In May 2007, we borrowed an aggregate of $1.0 million from Oxford pursuant to the agreement. In March 2004, we entered into an equipment line of credit with Lighthouse to finance leasehold improvements and equipment purchases of up to $10.0 million. On the maturity of each equipment advance under the Lighthouse line of credit, we were required to pay, in addition to the principal and interest due, an additional amount of 11.5% of the original principal. This amount was being accrued over the applicable borrowing period as additional interest expense. In December 2008, we defeased the aggregate outstanding balance under the Oxford and Lighthouse credit lines.

During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, investment securities and raising capital generally, which have had a material adverse impact on their liquidity. In addition, the current economic downturn has severely diminished the availability of capital and may limit our ability to access these markets to obtain financing in the future. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, for which we have not recognized any impairment charges, together with the cash we expect to generate under our current alliances, including our Novartis, Roche and Takeda alliances, will be sufficient to fund our planned operations for at least the next several years, during which time we expect to further the development of our product candidates, conduct clinical trials, extend the capabilities of our technology platform and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop, commence clinical trials for and commercialize any product candidates.

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

Off-Balance Sheet Arrangements

In connection with a certain license agreement, we are required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under the agreement. In addition, we are a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions, which obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations and have not accrued any liabilities related to such obligations in our financial statements. See Note 7 to our consolidated financial statements included in this annual report on Form 10-K for further discussion of these indemnification agreements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments as of December 31, 2008, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2008. Some of the figures that we include in this table are based on management’s estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
		2010 and	2012 and
Contractual Obligations	2009	2011	2013	After 2013	Total

Operating lease obligations(1)	$3,296	$5,768	$—	$—	$9,064
Purchase commitments(2)	8,721	523	—	—	9,244
Technology-related commitments(3)	3,612	5,091	1,922	5,700	16,325

Total contractual cash obligations	$15,629	$11,382	$1,922	$5,700	$34,633

(1)	Relates to our Cambridge, Massachusetts non-cancelable operating lease agreements.

(2)	Includes commitments related to non-cancelable purchase orders, clinical and pre-clinical agreements and other significant purchase commitments for good or services. Amounts have not been adjusted to reflect our January 2009 agreement with Cubist, under which Cubist will bear one-half of the development costs related to our ALN-RSV program.

(3)	Relates to our fixed payment obligations under license agreements, as well as other payments related to technology research and development. Does not include license fees due to certain of our licensors in accordance with the applicable license agreements with those parties as a result of our January 2009 agreement with Cubist.

We in-license technology from a number of sources. Pursuant to these in-license agreements, we will be required to make additional payments if and when we achieve specified development and regulatory milestones. To the extent we are unable to reasonably predict the likelihood, timing or amount of such payments, we have excluded them from the table above.

Recent Accounting Pronouncements

Effective January 1, 2008, we implemented SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Our partial adoption of SFAS 157 has had no impact on our operating results or financial position. We are evaluating the impact, if any, full adoption of SFAS 157 will have on our nonfinancial assets and liabilities within the scope of SFAS 157.

In December 2007, the FASB reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9. EITF 07-1 became effective on January 1, 2009. We are evaluating the potential impact of EITF 07-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal year 2009 and is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” or SFAS 160. SFAS 160 changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interests) in consolidated financial statements. SFAS 160 become effective on January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. We do not anticipate the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. The adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at December 31, 2008 would impact the net fair value of such interest-sensitive financial instruments by $1.8 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities as of December 31, 2008.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. This report appears on page 89.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alnylam Pharmaceuticals, Inc.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Alnylam Pharmaceuticals, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Regulus Therapeutics LLC, an approximate 49 percent-owned equity investment, which were audited by other auditors whose report thereon has been furnished to us. Our opinion expressed herein, insofar as it relates to the Company’s net investment in (approximately $1.6 million and $9.1 million at December 31, 2008 and 2007, respectively) and equity in the net loss (approximately $9.3 million and $1.1 million for the year ended December 31, 2008 and for the period from September 6, 2007 (inception) to December 31, 2007, respectively) of Regulus Therapeutics LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2009

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$191,792	$105,157
Marketable securities	238,596	284,791
Collaboration receivables	4,188	5,031
Prepaid expenses and other current assets	4,674	2,926
Restricted cash	2,999	—

Total current assets	442,249	397,905
Marketable securities	82,321	65,654
Property and equipment, net	19,194	13,810
Deferred tax assets	5,382	—
Investment in joint venture (Regulus Therapeutics LLC)	1,583	9,129
Intangible assets, net	795	968
Restricted cash, net of current portion	3,152	6,152
Other assets	—	173

Total assets	$554,676	$493,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,588	$3,826
Accrued expenses	9,328	11,724
Income taxes payable	6,111	3,497
Current portion of notes payable	—	3,795
Deferred rent	1,561	1,387
Deferred revenue	79,864	59,249

Total current liabilities	99,452	83,478
Deferred rent, net of current portion	2,732	3,813
Deferred revenue, net of current portion	250,121	204,067
Notes payable, net of current portion	—	2,963
Other long-term liabilities	246	302

Total liabilities	352,551	294,623

Commitments and contingencies (Notes 7 and 12)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 41,413,828 shares issued and outstanding at December 31, 2008; 40,772,967 shares issued and outstanding at December 31, 2007	414	408
Additional paid-in capital	452,767	424,453
Accumulated other comprehensive income	1,186	300
Accumulated deficit	(252,242)	(225,993)

Total stockholders’ equity	202,125	199,168

Total liabilities and stockholders’ equity	$554,676	$493,791

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Net revenues from research collaborators	$96,163	$50,897	$26,930

Operating expenses:
Research and development(1)	96,883	120,686	49,260
General and administrative(1)	27,115	23,388	17,171

Total operating expenses	123,998	144,074	66,431

Loss from operations	(27,835)	(93,177)	(39,501)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics LLC)	(9,290)	(1,075)	—
Interest income	14,414	15,393	6,177
Interest expense	(872)	(1,083)	(1,029)
Other expense	(1,947)	(279)	(255)

Total other income (expense)	2,305	12,956	4,893

Loss before income taxes	(25,530)	(80,221)	(34,608)
Provision for income taxes	(719)	(5,245)	—

Net loss	$(26,249)	$(85,466)	$(34,608)

Net loss per common share — basic and diluted	$(0.64)	$(2.21)	$(1.09)

Weighted average common shares used to compute basic and diluted net loss per common share	41,077	38,657	31,890

Comprehensive loss:
Net loss	$(26,249)	$(85,466)	$(34,608)
Foreign currency translation	53	(598)	665
Unrealized gain on marketable securities	833	258	117

Comprehensive loss	$(25,363)	$(85,806)	$(33,826)

(1)	Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$9,575	$9,363	$5,006
General and administrative	6,807	5,109	3,298

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss) Income	Deficit	Equity

Balance at December 31, 2005	26,638,255	$267	$170,033	$(2,460)	$(142)	$(105,919)	$61,779
Exercise of common stock options and warrants	539,425	5	998	—	—	—	1,003
Issuance of common stock	56,990	1	591	—	—	—	592
Deferred compensation related to stock options and restricted stock	—	—	1,614	(467)	—	—	1,147
Amortization of deferred compensation expense related to stock options and restricted stock	—	—	4,318	2,838	—	—	7,156
Issuance of common stock upon public offerings, net of offering costs of $6,586	9,815,961	98	163,225	—	—	—	163,323
Foreign currency translation	—	—	—	—	665	—	665
Unrealized gain on marketable securities	—	—	—	—	117	—	117
Net loss	—	—	—	—	—	(34,608)	(34,608)

Balance at December 31, 2006	37,050,631	371	340,779	(89)	640	(140,527)	201,174
Exercise of common stock options	1,247,808	12	9,232	—	—	—	9,244
Issuance of common stock	2,474,528	25	59,874	—	—	—	59,899
Stock-based compensation expense	—	—	14,364	89	—	—	14,453
Foreign currency translation	—	—	—	—	(598)	—	(598)
Joint venture stock compensation (Regulus Therapeutics LLC)	—	—	204	—	—	—	204
Unrealized gain on marketable securities	—	—	—	—	258	—	258
Net loss	—	—	—	—	—	(85,466)	(85,466)

Balance at December 31, 2007	40,772,967	408	424,453	—	300	(225,993)	199,168
Exercise of common stock options	377,228	4	3,782	—	—	—	3,786
Issuance of common stock	263,633	2	6,507	—	—	—	6,509
Stock-based compensation expense	—	—	16,381	—	—	—	16,381
Foreign currency translation	—	—	—	—	53	—	53
Joint venture stock compensation (Regulus Therapeutics LLC)	—	—	1,644	—	—	—	1,644
Unrealized gain on marketable securities	—	—	—	—	833	—	833
Net loss	—	—	—	—	—	(26,249)	(26,249)

Balance at December 31, 2008	41,413,828	$414	$452,767	$—	$1,186	$(252,242)	$202,125

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(26,249)	$(85,466)	$(34,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,726	4,082	4,070
Deferred income tax (benefit) provision	(5,501)	1,889	—
Non-cash stock-based compensation	18,026	14,676	8,304
Non-cash license expense	—	7,909	130
Charge for 401(k) company stock match	382	407	129
Equity in loss of joint venture (Regulus Therapeutics LLC)	7,646	871	—
Impairment on equity investment	1,561	—	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	581	2,621	1,106
Collaboration receivables	843	(1,194)	(3,220)
Prepaid expenses and other assets	(1,748)	(4,348)	(336)
Accounts payable	(1,238)	(264)	2,088
Income taxes payable	2,614	3,497	—
Accrued expenses and other	(3,821)	6,843	611
Deferred revenue	66,669	244,996	(2,904)

Net cash provided by (used in) operating activities	65,491	196,519	(24,630)

Cash flows from investing activities:
Purchases of property and equipment	(10,764)	(7,788)	(4,986)
Disposals of property and equipment	—	2,342	—
Increase in restricted cash	—	(839)	—
Purchases of marketable securities	(482,244)	(544,394)	(172,303)
Sales and maturities of marketable securities	511,044	283,254	147,243
Investment in joint venture (Regulus Therapeutics LLC)	(100)	(10,000)	—

Net cash provided by (used in) investing activities	17,936	(277,425)	(30,046)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,505	61,011	164,890
Proceeds from issuance of shares to Novartis	5,408	—	—
Proceeds from notes payable	—	957	4,000
Repayments of notes payable	(6,758)	(3,333)	(2,259)

Net cash provided by financing activities	3,155	58,635	166,631

Effect of exchange rate on cash	53	(527)	243

Net increase (decrease) in cash and cash equivalents	86,635	(22,798)	112,198
Cash and cash equivalents, beginning of period	105,157	127,955	15,757

Cash and cash equivalents, end of period	$191,792	$105,157	$127,955

Supplemental disclosure of cash flows
Cash paid for interest	$1,499	$890	$726
Cash paid for income taxes	$2,671	$—	$—
Supplemental disclosure of non-cash financing activities
Common stock issued in connection with license agreements	$—	$7,909	$130

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Basis of Presentation and Principles of Consolidation

The Company comprises four entities, Alnylam Pharmaceuticals, Inc. (the parent company) and three wholly-owned subsidiaries (Alnylam U.S., Inc., Alnylam Europe AG (“Alnylam Europe”) and Alnylam Securities Corporation). Alnylam Pharmaceuticals, Inc. is a Delaware corporation that was formed on May 8, 2003. Alnylam U.S., Inc. is also a Delaware corporation that was formed on June 14, 2002. Alnylam Securities Corporation is a Massachusetts corporation that was formed on December 19, 2006. Alnylam Europe was incorporated in Germany in June 2000 under the name Ribopharma AG. The Company acquired Alnylam Europe in July 2003.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2008 and 2007, substantially all of the Company’s cash, cash equivalents and marketable securities were invested in money market mutual funds, commercial paper, corporate notes and government securities through highly rated financial institutions.

To date, the Company’s revenues from collaborations have been generated from primarily F. Hoffmann-La Roche Ltd and certain of its affiliates (collectively, “Roche”), Novartis Pharma AG and one of its affiliates (collectively, “Novartis”) and Takeda Pharmaceutical Company Limited (“Takeda”). Novartis owned approximately 13.2% of the Company’s outstanding common stock as of December 31, 2008. In 2008, the Company had revenue from Roche, Takeda and Novartis, which accounted for 57%, 13% and 12%, respectively, of

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s total revenue. In 2007, the Company had revenue from Roche, Novartis and the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”), which accounted for 35%, 29% and 15%, respectively, of the Company’s total revenue. In 2006, the Company had revenue from Novartis, which accounted for 81% of the Company’s total revenue. Receivables from Novartis, NIAID and the Defense Threat Reduction Agency (“DTRA”), an agency of the United States Department of Defense, represented approximately 55%, 22% and 10%, respectively, of the Company’s collaboration receivables balance at December 31, 2008. Receivables from Novartis, NIAID and DTRA represented approximately 43%, 36% and 15%, respectively, of the Company’s collaboration receivables balance at December 31, 2007.

Fair Value Measurements

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as to improve disclosures about those measures. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. The partial adoption of SFAS 157 by the Company has had no impact on the Company’s operating results or financial position. The Company is evaluating the impact, if any, full adoption of this standard will have on its non-financial assets and liabilities within the scope of SFAS 157. For recognition purposes, on a recurring basis, the Company is required to measure certain cash equivalents and available-for-sale investments at fair value. Changes in the fair value of these investments historically have been insignificant.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets and liabilities measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted
		Prices in	Significant	Significant
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$187,057	$167,293	$19,764	$—
Marketable securities (fixed income)	320,269	—	320,269	—
Marketable securities (equity holdings)	648	—	648	—

Total	$507,974	$167,293	$340,681	$—

The carrying amounts reflected in the Company’s consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

The Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), effective January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company has not elected the fair value option for any of its financial assets or liabilities in the year ended December 31, 2008.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Marketable Securities

The Company invests its excess cash balances in short-term and long-term marketable debt and equity securities. The Company accounts for its investments in debt and equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchased the securities. As of each balance sheet date presented, the Company classified all of its investments in debt securities as available-for-sale. The Company reports available-for-sale investments at fair value as of each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in investment income. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, marks the investment to market through a charge to its consolidated statement of operations. The Company did not record any impairment charges related to its fixed income marketable securities during the years ended December 31, 2008, 2007 or 2006. During 2008, the Company recorded an impairment charge of $1.6 million related to its equity investment in Tekmira Pharmaceuticals Corporation (“Tekmira”), as the decrease in the fair value of this investment was deemed to be other than temporary. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days.

The following tables summarize the Company’s marketable securities at December 31, 2008 and 2007, in thousands:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Commercial paper (Due within 1 year)	$56,014	$119	$—	$56,133
Corporate notes (Due within 1 year)	37,504	262	(102)	37,664
Corporate notes (Due after 1 year through 2 years)	30,497	81	(106)	30,472
U.S. Government obligations (Due within 1 year)	143,872	927	—	144,799
U.S. Government obligations (Due after 1 year through 2 years)	50,649	552	—	51,201
Equity securities	1,345	—	(697)	648

Total	$319,881	$1,941	$(905)	$320,917

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Commercial paper (Due within 1 year)	$210,213	$177	$(1)	$210,389
Municipal notes (Due within 1 year)	61,605	—	—	61,605
Municipal notes (Due after 1 year through 2 years)	7,340	12	—	7,352
Corporate notes (Due within 1 year)	6,452	—	(12)	6,440
Corporate notes (Due after 1 year through 2 years)	37,345	108	(41)	37,412
U.S. Government obligations (Due after 1 year through 2 years)	27,193	54	—	27,247

Total	$350,148	$351	$(54)	$350,445

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company has entered into collaboration agreements with biotechnology and pharmaceutical companies, including Roche, Takeda, Novartis, Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko”), Biogen Idec Inc. (“Biogen Idec”) and Merck & Co., Inc. (“Merck”). The terms of the Company’s collaboration agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of clinical and pre-clinical development milestones and royalties on product sales. The Company follows the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” and EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”).

Non-refundable license fees are recognized as revenue upon delivery of the license only if the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations are accounted for separately as such obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Revenue recognized under the proportional performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete the Company’s performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the proportional performance method, as of the period ending date.

If the level of effort to complete its performance obligations under an arrangement cannot be reasonably estimated, then revenue under the arrangement would be recognized as revenue on a straight-line basis over the period the Company is expected to complete its performance obligations. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method, as of the period ending date.

Many of the Company’s collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as up-front fees and research funding, in the Company’s revenue model. Milestones that involve substantial effort on the Company’s part and the achievement of which are not considered probable at the inception of the collaboration are

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered “substantive milestones.” Substantive milestones are included in the Company’s revenue model when achievement of the milestone is considered probable. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period using the proportional performance or straight-line method. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in the Company’s revenue model until the performance conditions are met.

Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

For revenue generating arrangements where the Company, as a vendor, provides consideration to a licensor or collaborator, as a customer, the Company applies the provisions of EITF 01-9. EITF 01-9 addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the selling price unless the Company receives an identifiable benefit for the payment and it can reasonably estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of selling price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and probable future revenues, which include any unamortized deferred revenue balances, under all arrangements with such customer, and then as an expense. Payments that are not deemed to be a reduction of selling price would be recorded as an expense.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within the next 12 months are classified as long-term deferred revenue. As of December 31, 2008, the Company had short-term and long-term deferred revenue of $79.9 million and $250.1 million, respectively, related to its collaborations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured under enacted tax laws. A valuation allowance is required to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Research and Development Costs

Research and development costs are expensed as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services, clinical trial and manufacturing costs and overhead directly related to the Company’s research and development department as well as costs to acquire technology licenses.

The Company has entered into several license agreements for rights to utilize certain technologies. The terms of the licenses may provide for upfront payments, annual maintenance payments, milestone payments based upon certain specified events being achieved and royalties on product sales. Costs to acquire and maintain licensed technology that has not reached technological feasibility and does not have alternative future use are charged to research and development expense as incurred. During the years ended December 31, 2008, 2007 and 2006, the Company charged to research and development expense $12.6 million, $42.2 million and $4.0 million, respectively, of costs associated with license fees. License fees for 2007 were primarily the result of $27.5 million in payments to

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain entities, primarily Isis Pharmaceuticals, Inc. (“Isis”), in connection with the Roche alliance and $14.7 million in charges for licenses for certain delivery technologies.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), using the modified-prospective-transition method. The Company has stock option plans and an employee stock purchase plan under which it grants equity instruments that are required to be evaluated under SFAS 123R. For stock options granted to non-employees, the Company recognizes compensation expense in accordance with the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” under which compensation expense is generally recognized over the vesting period of the award, which is generally the period during which services are rendered by such non-employees. At the end of each financial reporting period prior to vesting, the value of these options (as calculated using the Black-Scholes option-pricing model) is re-measured using the then-current fair value of the Company’s common stock. Stock options granted by the Company to non-employees, other than members of the Company’s Board of Directors, generally vest over a four-year service period. The Company accounts for non-employee grants as an expense over the vesting period of the underlying stock options using the method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of APB Opinions No. 15 and 25” (“FIN 28”).

Foreign Currency

The Company’s foreign subsidiary, Alnylam Europe (a German-based company), has designated its local currency, the Euro, as its functional currency. Financial statements of this foreign subsidiary are translated to United States dollars for consolidation purposes using current rates of exchange for assets and liabilities; equity is translated using historical exchange rates; and revenue and expense amounts are translated using the average exchange rate for the period. Net unrealized gains and losses resulting from foreign currency translation are included in other comprehensive income (loss) which is a separate component of stockholders’ equity. Net realized gains and losses from foreign currency transactions are included in the consolidated statements of operations. The Company recognized a loss of $0.4 million during 2008, a gain of $0.1 million during 2007 and a loss of $0.3 million during 2006 from foreign currency transactions.

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

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	December 31,
	2008	2007	2006

Options to purchase common stock	7,037	5,304	4,650
Unvested restricted common stock	29	57	—
Options that were exercised before vesting	—	11	40

	7,066	5,372	4,690

Segment Information

The Company operates in a single reporting segment, the discovery, development and commercialization of RNAi therapeutics. The majority of the Company’s net revenues from research collaborators was derived in the United States.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company implemented SFAS 157. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The partial adoption of SFAS 157 by the Company has had no impact on the Company’s operating results or financial position. The Company is evaluating the impact, if any, full adoption of SFAS 157 will have on its nonfinancial assets and liabilities within the scope of SFAS 157.

In December 2007, the FASB reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9. EITF 07-1 became effective on January 1, 2009. The Company is evaluating the potential impact of EITF 07-1 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal year 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interests) in consolidated financial statements. SFAS 160 became effective on January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. The Company does not anticipate the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting standards in the United States. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

3.	SIGNIFICANT AGREEMENTS

Platform Alliances

Roche Alliance

In July 2007, the Company and, for limited purposes, Alnylam Europe, entered into a License and Collaboration Agreement (the “LCA”) with Roche. Under the LCA, which became effective in August 2007, the Company granted Roche a non-exclusive license to the Company’s intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to the Company’s existing contractual obligations to third parties. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, and may be expanded to include up to 18 additional therapeutic areas, comprising all other fields of human disease, as identified and agreed upon by the parties, upon payment to the Company by Roche of an additional $50.0 million for each additional therapeutic area, if any.

In consideration for the rights granted to Roche under the LCA, Roche paid the Company $273.5 million in upfront cash payments. In addition, in exchange for the Company’s contributions under the LCA, for each RNAi therapeutic product successfully developed by Roche, its affiliates or sublicensees under the LCA, if any, the Company is entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any.

Under the LCA, the Company and Roche also agreed to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets (“Discovery Collaboration”), subject to the Company’s existing contractual obligations to third parties. The collaboration between Roche and the Company will be governed by a joint steering committee for a period of five years that is comprised of an equal number of representatives from each party. In exchange for the Company’s contributions to the collaboration, Roche will be required to make additional milestone and royalty payments to the Company.

The term of the LCA generally ends upon the later of ten years from the first commercial sale of a licensed product and the expiration of the last-to-expire patent covering a licensed product. After the first anniversary of the effective date, Roche may terminate the LCA, on a licensed product-by-licensed product, licensed patent-by-licensed patent, and country-by-country basis, upon 180-days’ prior written notice, but is required to continue to make milestone and royalty payments to the Company if any royalties were payable on net sales of a terminated licensed product during the previous 12 months. The LCA may also be terminated by either party in the event the other party fails to cure a material breach under the LCA.

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

Under the terms of the Common Stock Purchase Agreement, in the event the Company proposes to sell or issue any of its equity securities, subject to specified exceptions, it has agreed to grant to Roche Finance the right to

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquire, at fair value, additional securities, such that Roche Finance would be able to maintain its ownership percentage in the Company.

In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a Share Purchase Agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, which became effective in August 2007, the Company created a new, wholly-owned German limited liability company (“Roche Kulmbach”) into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from the Company all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe Purchase Agreement also included transition services that were performed by Roche Kulmbach employees at various levels through August 2008. The Company reimbursed Roche for these services at an agreed-upon rate. The Company recorded as contra revenue (a reduction of revenues) $1.0 million and $4.2 million for these services for the years ended December 31, 2008 and 2007, respectively.

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

The Company has determined that the deliverables under the Roche alliance include the license, the Alnylam Europe assets and employees, the steering committees (Joint Steering Committee and Future Technology Committee) and the services that Alnylam will be obligated to perform under the Discovery Collaboration. The Company has concluded that, pursuant to paragraph 9 of EITF 00-21, the license and assets of Alnylam Europe are not separable from the undelivered services (i.e., the steering committees and Discovery Collaboration) and, accordingly the license and the services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Roche alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services will end, contractually, five years from the effective date of the LCA. The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Roche alliance. In particular, when the Discovery Collaboration commences, the Company may be able to make such an estimate. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis.

In connection with the LCA and the Common Stock Purchase Agreement, the Company paid $27.5 million of license fees to the Company’s licensors, primarily Isis, during 2007, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Takeda Alliance

In May 2008, the Company entered into a license and collaboration agreement (the “Takeda Collaboration Agreement”) with Takeda to pursue the development and commercialization of RNAi therapeutics. Under the Takeda Collaboration Agreement, the Company granted Takeda a non-exclusive, worldwide, royalty-bearing license to the Company’s intellectual property to develop, manufacture, use and commercialize RNAi therapeutics, subject to the Company’s existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions. Under the Takeda Collaboration Agreement, Takeda will be the Company’s exclusive platform partner in the Asian territory, as defined in the Takeda Collaboration Agreement, for a period of five years.

In consideration for the rights granted to Takeda under the Takeda Collaboration Agreement, Takeda agreed to pay the Company $150.0 million in upfront and near-term technology transfer payments. In addition, the Company has the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda Collaboration Agreement. In June 2008, Takeda paid the Company an upfront payment of $100.0 million. Takeda is also required to make the additional $50.0 million in payments to the Company upon achievement of specified technology transfer milestones, $20.0 million of which was achieved in September 2008 and paid in October 2008, $20.0 million of which is required to be paid within 12 to 24 months of execution of the Takeda Collaboration Agreement and $10.0 million of which is required to be paid within 24 to 36 months of execution of the Takeda Collaboration Agreement (collectively, the “Technology Transfer Milestones”). If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay the Company $50.0 million for each of up to approximately 20 total additional fields selected, comprising all other fields of human disease, as identified and agreed upon by the parties. In addition, for each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, if any, the Company is entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any.

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

The term of the Takeda Collaboration Agreement generally ends upon the later of (1) the expiration of the Company’s last-to-expire patent covering a licensed product and (2) the last-to-expire term of a profit sharing agreement in the event the Company elects to enter into such an agreement. The Takeda Collaboration Agreement may be terminated by either party in the event the other party fails to cure a material breach under the agreement. In addition, after the first anniversary of the effective date of the Takeda Collaboration Agreement, Takeda may terminate the agreement on a licensed product-by-licensed product or country-by-country basis upon 180-days’ prior written notice to the Company, provided, however, that Takeda is required to continue to make royalty payments to the Company for the duration of the royalty term with respect to a licensed product.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Takeda Collaboration Agreement, the last elements to be delivered are the JDCC and JTTC services, each of which has a life of no more than seven years. The Company is recognizing the upfront payment of $100.0 million, the first Technology Transfer Milestone of $20.0 million and the $30.0 million of remaining Technology Transfer Milestones, the receipt of which the Company believes is probable, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Takeda Collaboration Agreement. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method.

In connection with the Takeda Collaboration Agreement, the Company paid $5.0 million of license fees to the Company’s licensors, primarily Isis, during 2008, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.

Discovery and Development Alliances

Isis Collaboration and License Agreement

In March 2004, the Company entered into a collaboration and license agreement with Isis. Isis granted the Company licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of double-stranded RNA products. The Company has the right to use Isis technologies in its development programs or in collaborations and Isis has agreed not to grant licenses under these patents to any other organization for the discovery, development and commercialization of double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. The Company granted Isis non-exclusive licenses to its current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. The Company also granted Isis the non-exclusive right to develop and commercialize double-stranded RNA products developed using RNAi technology against a limited number of targets. In addition, the Company granted Isis non-exclusive rights to research, develop and commercialize single-stranded RNA products.

Under the terms of the Isis agreement, the Company paid Isis an upfront license fee of $5.0 million. The Company also agreed to pay Isis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product that the Company or a collaborator develops using Isis intellectual property. In addition, the Company agreed to pay to Isis a percentage of specified fees from strategic collaborations the Company may enter into that include access to the Isis intellectual property.

In conjunction with the agreement, Isis made a $10.0 million equity investment in the Company. In addition, Isis has agreed to pay the Company, per therapeutic target, a license fee of $0.5 million, and milestone payments totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events,

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and royalties on sales, if any, for each product developed by Isis or a collaborator that utilizes the Company’s intellectual property. Isis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration.

The Isis agreement also gives the Company an option to use Isis’ manufacturing services for RNA-based therapeutic products. In addition, under the Isis agreement, the Company has the exclusive right to grant sub-licenses for Isis technology to third parties with whom the Company is not collaborating. The Company may include these sub-licenses in its non-exclusive platform licenses and its InterfeRx licenses. If a license includes rights to Isis’ intellectual property, the Company will share revenues from that license equally with Isis.

The term of the Isis agreement generally ends upon the expiration of the last-to-expire patent licensed thereunder, whether such patent is a patent licensed by the Company to Isis, or vice versa. As the license will include additional patents, if any, filed to cover future inventions, if any, the date of expiration cannot be calculated at this time.

In May 2008, as a result of certain payments received by the Company in connection with the Takeda alliance, the Company paid $4.6 million to Isis. In August 2007, as a result of certain payments received by the Company in connection with the Roche alliance, the Company paid $26.5 million to Isis. These license fees were charged to research and development expenses in the respective periods.

Novartis Broad Alliance

Beginning in September 2005, the Company entered into a series of transactions with Novartis. In September 2005, the Company and Novartis executed a stock purchase agreement (the “Stock Purchase Agreement”) and an investor rights agreement (the “Investor Rights Agreement”). In October 2005, in connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Investor Rights Agreement became effective and the Company and Novartis executed a research collaboration and license agreement (the “Collaboration and License Agreement”) (collectively the “Novartis Agreements”). The Collaboration and License Agreement had an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2008, Novartis elected to extend the initial term for an additional year, through October 2009. Novartis retains the right to extend the term for a second additional year, which right must be exercised no later than July 2009. Novartis may terminate the Collaboration and License Agreement in the event that the Company materially breaches its obligations. The Company may terminate the agreement with respect to particular programs, products and or countries in the event of certain material breaches of obligations by Novartis, or in its entirety under certain circumstances for multiple such breaches.

Under the terms of the Stock Purchase Agreement, in October 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance. In addition, under the Investor Rights Agreement, the Company granted Novartis rights to acquire additional equity securities in the event that the Company proposes to sell or issue any equity securities, subject to specified exceptions, as described in the Investor Rights Agreement, such that Novartis would be able to maintain its then-current ownership percentage in the Company’s outstanding common stock. Pursuant to terms of the Investor Rights Agreement, in May 2008, Novartis purchased 213,888 shares of the Company’s common stock at a purchase price of $25.29 per share resulting in a payment to the Company of $5.4 million. At December 31, 2008, Novartis owned 13.2% of the Company’s outstanding common stock.

Under the terms of the Collaboration and License Agreement, the parties will work together on a defined number of selected targets, as defined in the Collaboration and License Agreement, to discover and develop therapeutics based on RNAi. In consideration for the rights granted to Novartis under the Collaboration and License Agreement, Novartis made upfront payments totaling $10.0 million to the Company in October 2005, partly to reimburse prior costs incurred by the Company to develop in vivo RNAi technology. The Collaboration and License Agreement also includes terms under which Novartis will provide the Company with research funding and

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

milestone payments as well as royalties on annual net sales of products resulting from the Collaboration and License Agreement, if any. The amount of research funding provided by Novartis under the Collaboration and License Agreement during the research term is dependent upon the number of active programs on which the Company is collaborating with Novartis at any given time and the number of Company employees that are working on those programs, in respect of which Novartis reimburses the Company at an agreed upon rate. Under the terms of the Collaboration and License Agreement, Novartis has the right to select up to 30 exclusive targets to include in the collaboration, which number may be increased to 40 under certain circumstances and upon additional payments. For RNAi therapeutic products successfully developed under the Collaboration and License Agreement, if any, the Company would be entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product.

Under the terms of the Collaboration and License Agreement, the Company retains the right to discover, develop, commercialize and manufacture compounds that function through the mechanism of RNAi, or products that contain such compounds as an active ingredient, with respect to targets not selected by Novartis for inclusion in the collaboration, provided that Novartis has a right of first offer with respect to an exclusive license for additional targets before the Company partners any of those additional targets with third parties.

Novartis may exercise this Integration Option at any point during the research term, as defined in the Collaboration and License Agreement. The research term expires in October 2009 and may be extended until October 2010 at Novartis’ election. In connection with the exercise of the Integration Option, Novartis would be required to make additional payments to the Company totaling $100.0 million, payable in full at the time of exercise, which payments would include an option exercise fee, a milestone based on the overall success of the collaboration and pre-paid milestones and royalties that could become due as a result of future development of products using the Company’s technology. In addition, under this license grant, Novartis may be required to make milestone and royalty payments to the Company in connection with the successful development and commercialization of RNAi therapeutic products, if any. The license grant under the integration option, if exercised by Novartis, would be structured similarly to the Company’s non-exclusive platform licenses with Roche and Takeda.

The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase from Novartis. These payments, in addition to research funding and certain milestone payments, the receipt of which is considered probable, are being amortized into revenue using the proportional performance method over the estimated duration of the Novartis agreement or ten years. Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.

As future substantive milestones are achieved, and to the extent they are within the period of performance, milestone payments will be recognized as revenue on a proportional performance basis over the contract’s entire performance period, starting with the contract’s commencement. A portion of the milestone payment, equal to the percentage of total performance completed when the milestone is achieved, multiplied by the milestone payment, will be recognized as revenue upon achievement of the milestone. The remaining portion of the milestone will be recognized over the remaining performance period under the proportional performance method.

The Company believes the estimated period of performance under the Novartis agreement includes the three-year term of the agreement, two one-year extensions at the election of Novartis and limited support as part of a technology transfer until the fifth anniversary of the termination of the agreement. In July 2008, Novartis elected to extend the initial term for an additional year, through October 2009. The Company continues to use an expected term of ten years in its proportional performance model. The Company reevaluates the expected term when new information is known that could affect the Company’s estimate. In the event the Company’s period of performance is different than estimated, revenue recognition will be adjusted on a prospective basis.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Novartis Pandemic Flu Alliance

In February 2006, the Company entered into an alliance with Novartis for the development of RNAi therapeutics for pandemic flu (“Novartis Flu Agreement”). Under the terms of the Novartis Flu Agreement, the Company and Novartis have joint responsibility for development of RNAi therapeutics for pandemic flu. This program was stopped and currently there are no specific resource commitments for this program.

Biogen Idec Collaboration Agreement

In September 2006, the Company entered into a Collaboration and License Agreement (the “Biogen Idec Collaboration Agreement”) with Biogen Idec focused on the discovery and development of therapeutics based on RNAi for the potential treatment of progressive multifocal leukoencephalopathy (“PML”). Under the terms of the Biogen Idec Collaboration Agreement, the Company granted Biogen Idec an exclusive license to distribute, market and sell certain RNAi therapeutics to treat PML and Biogen Idec has agreed to fund all related research and development activities. The Company received an upfront $5.0 million payment from Biogen Idec. In addition, upon the successful development and utilization of a product resulting from the collaboration, if any, Biogen Idec would be required to pay the Company milestone payments, totaling $51.0 million, and royalty payments on sales, if any. The Company is recognizing revenue under the Biogen Idec collaboration on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to fulfill its obligations under this collaboration. The pace and scope of future development of this program is the responsibility of Biogen Idec.

Unless earlier terminated, the Biogen Idec agreement will remain in effect until the expiration of all payment obligations under the agreement. Either the Company or Biogen Idec may terminate the agreement in the event that the other party breaches its obligations thereunder. Biogen Idec may also terminate the agreement, on a country-by-country basis, without cause upon 90 days prior written notice.

Merck Agreement

In July 2006, the Company executed an Amended and Restated Research Collaboration and License Agreement (the “Amended License Agreement”) with Merck. In September 2007, the Company and Merck terminated the Amended License Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, all license grants of intellectual property to develop, manufacture and/or commercialize RNAi therapeutic products under the Amended License Agreement ceased as of the date of the Termination Agreement, subject to certain specified exceptions. The Termination Agreement further provides that, subject to certain conditions, the Company and Merck will each retain sole ownership and rights in their own intellectual property. The Company has no remaining deliverables under the Amended License Agreement. The Company was recognizing the remaining deferred revenue of $3.5 million under the Amended License Agreement, related to upfront cash payments and additional license fee payments received from Merck, on a straight-line basis over the remaining period of expected performance of four years. As a result of the Termination Agreement, the Company recognized this remaining deferred revenue of $3.5 million during 2007.

Product Alliances

Kyowa Hakko Alliance

In June 2008, the Company entered into a License and Collaboration Agreement (the “Kyowa Hakko Agreement”) with Kyowa Hakko. Under the Kyowa Hakko Agreement, the Company granted Kyowa Hakko an exclusive license to its intellectual property in Japan and other markets in Asia (the “Licensed Territory”) for the development and commercialization of ALN-RSV01, an RNAi therapeutic for the treatment of respiratory syncytial virus (“RSV”) infection, for which the Company is currently conducting Phase II clinical trials. The Kyowa Hakko Agreement also covers additional RSV-specific RNAi therapeutic compounds that comprise the

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ALN-RSV program (“Additional Compounds”). The Company retains all development and commercialization rights worldwide excluding the Licensed Territory.

Under the terms of the Kyowa Hakko Agreement, in June 2008, Kyowa Hakko paid the Company an upfront cash payment of $15.0 million. In addition, Kyowa Hakko is required to make payments to the Company upon achievement of specified development and sales milestones totaling up to $78.0 million, and royalty payments based on annual net sales, if any, of ALN-RSV01 by Kyowa Hakko, its affiliates and sublicensees in the licensed territory.

The collaboration between Kyowa Hakko and the Company is governed by a joint steering committee that is comprised of an equal number of representatives from each party. Under the agreement, Kyowa Hakko is establishing a development plan for ALN-RSV01 relating to the development activities to be undertaken in the Licensed Territory, with the initial focus on Japan. Kyowa Hakko is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval and commercialization of ALN-RSV01 in Japan and the rest of the Licensed Territory. The Company will be responsible for supply of the product to Kyowa Hakko under a supply agreement unless Kyowa Hakko elects, prior to the first commercial sale of the product in the Licensed Territory, to manufacture the product itself or arrange for a third party to manufacture the product.

The term of the Kyowa Hakko agreement generally ends on a country-by-country basis upon the later of (1) the expiration of the Company’s last-to-expire patent covering a licensed product and (2) the tenth anniversary of the first commercial sale in the country of sale. Additional patent filings relating to the collaboration may be made in the future. The Kyowa Hakko agreement may be terminated by either party in the event the other party fails to cure a material breach under the agreement. In addition, Kyowa Hakko may terminate the agreement without cause upon 180-days’ prior written notice to the Company, subject to certain conditions.

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

Government Funding

NIH Contract

In September 2006, NIAID awarded the Company a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. Of the $23.0 million in funding, the government initially committed to pay the Company up to $14.2 million over the first two years of the contract. In June 2008, as a result of the progress of the program, the government awarded the Company an additional $7.5 million, to be paid through September 2009 for the third year of the contract, together with any remaining funds carried over from the funding allocated for the first two years of the contract. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Department of Defense Contract

In August 2007, DTRA awarded the Company a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus. The government initially committed to pay the Company up to $10.9 million through February 2009, which included a six-month extension granted by DTRA in July 2008. Following a program review in early 2009, the Company and DTRA have determined to end this program and accordingly, the remaining funds of up to $27.7 million will not be accessed. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities.

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

In January 2007, the Company obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In connection with its original agreement with Tekmira, the Company issued to Tekmira 361,990 shares of common stock. These shares had a value of $7.9 million at the time of issuance, which amount was expensed during the first quarter of 2007. In May 2008, Tekmira acquired Protiva Biotherapeutics Inc. (“Protiva”). In connection with this acquisition, the Company entered into new agreements with Tekmira and Protiva which provide the Company with access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. In addition, the Company made an equity investment of $5.0 million in Tekmira, purchasing 2,083,333 shares of Tekmira common stock at a price of $2.40 per share, which represented a premium of $1.00 per share, or an aggregate of $2.1 million. This premium was calculated as the difference between the purchase price and the closing price of Tekmira’s common stock on the effective date of the acquisition. The Company allocated this $2.1 million premium to the expansion of the Company’s access to key technology and intellectual property rights and, accordingly, recorded a charge to research and development expense during the second quarter of 2008. The Company recorded this investment as an available-for-sale security in marketable securities on its consolidated balance sheets. During the year ended December 31, 2008, the Company recorded an impairment charge of $1.6 million related to its investment in Tekmira, as the decrease in the fair value of this investment was deemed to be other than temporary. In connection with these transactions, the Company and Tekmira cancelled the Company’s $5.0 million capital equipment loan to Tekmira, which was never drawn down by Tekmira.

4.	INTANGIBLE ASSETS

Intangible assets at December 31, 2008 and 2007 are as follows, in thousands:

	December 31,
	2008	2007

Core Technology	$2,410	$2,410
Less — accumulated amortization:	(1,615)	(1,442)

	$795	$968

During the years ended December 31, 2008, 2007 and 2006, the Company recorded $0.2 million, $0.3 million and $0.4 million, respectively, of amortization expense related to its core technology and workforce intangibles, of which the entire amount is included in research and development expenses. Workforce intangibles were fully amortized during 2007. Core technology is being amortized over its estimated useful life of ten years through 2013.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, the Company reduced its intangible assets by $0.6 million as a result of the realization of pre-acquisition deferred tax assets associated with net operating loss carryforwards.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2008 and 2007, in thousands:

			December 31,
	Useful Life		2008	2007

Laboratory equipment	5 years		$12,617	$7,963
Computer equipment and software	3 years		2,653	2,080
Furniture and fixtures	5 years		1,532	1,271
Leasehold improvements		*	18,126	9,172
Construction in progress	—		23	3,702

			34,951	24,188
Less: accumulated depreciation			(15,757)	(10,378)

			$19,194	$13,810

*	shorter of asset life or lease term

Depreciation expense was $5.4 million, $3.8 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	NOTES PAYABLE

Equipment Lines of Credit

In March 2006, the Company entered into an agreement with Oxford Finance Corporation (“Oxford”) to establish an equipment line of credit for up to $7.0 million to help support capital expansion of the Company’s facility in Cambridge, Massachusetts and capital equipment purchases. The agreement allowed the Company to draw down amounts under the line of credit through December 31, 2007 upon adherence to certain conditions. During 2006 and 2007, the Company borrowed an aggregate of $5.2 million from Oxford pursuant to the agreement at fixed rates ranging from 10.0% to 10.4%. In December 2008, the Company defeased the outstanding balance of $1.7 million under the Oxford line of credit.

In March 2004, the Company entered into an agreement with Lighthouse Capital Partners V, L.P. (“Lighthouse”) to establish an equipment line of credit for $10.0 million. In June 2005, the parties amended the agreement to allow the Company the ability to draw down amounts under the line of credit through December 31, 2005 upon adherence to certain conditions. Interest on the outstanding principal balance accrued at fixed rates of 9.25% to 10.25%. On the maturity of each equipment advance under the line of credit, the Company was required to pay, in addition to the principal and interest due, an additional amount of 11.5% of the original principal. This amount was accrued over the applicable borrowing period as additional interest expense. In December 2008, the Company defeased the outstanding balance of $2.2 million under the Lighthouse line of credit.

At December 31, 2008, the Company had no outstanding debt.

7.	COMMITMENTS AND CONTINGENCIES

Indemnifications

Licensor indemnification — In connection with a certain license agreement, the Company is required to indemnify the licensor for certain damages arising in connection with the intellectual property rights licensed under

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreement. The Company believes that the probability of receiving a claim is remote and, as such, no amounts have been accrued related to this indemnification at December 31, 2008 and 2007.

The Company is also a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions, which obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. Such indemnification obligations are usually in effect from the date of execution of the applicable agreement for a period equal to the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. Since its inception, the Company has not incurred any expenses as a result of such indemnification provisions. Accordingly, the Company has determined that the estimated aggregate fair value of its potential liabilities under such indemnification provisions is minimal and has not recorded any liability related to such indemnification provisions at December 31, 2008 and 2007.

Technology License Commitments

The Company has licensed from third parties the rights to use certain technologies in its research process as well as in any products the Company may develop including these licensed technologies. In accordance with the related license agreements, the Company is required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that the Company has licensed. At December 31, 2008, the Company was committed to make the following fixed license payments under existing license agreements, in thousands:

Year Ending December 31,

2009	$3,612
2010	2,552
2011	2,539
2012	1,507
2013	415
Thereafter	5,700

Total	$16,325

Operating Leases

The Company leases office and laboratory space in Cambridge, Massachusetts for its corporate headquarters under non-cancelable operating lease agreements. The Company also had a lease in Kulmbach, Germany through August 2007. Total rent expense, including operating expenses, under these operating leases was $4.6 million, $4.7 million and $2.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

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

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition and in connection with the execution of the Sublease, the Company issued a letter of credit in favor of Archemix in the amount of $0.8 million. The underlying cash securing this letter of credit has been classified as long-term restricted cash in the accompanying consolidated balance sheets.

The Company received $7.3 million in leasehold improvement incentives from its landlords in connection with its leases. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in current portion of deferred rent and deferred rent, net of current portion in the balance sheets at December 31, 2008 and 2007.

In connection with the Roche alliance in August 2007, Roche purchased the assets of Alnylam Europe, which included the lease for the facility in Kulmbach, Germany.

Future minimum lease payments under these non-cancelable leases are approximately as follows, in thousands:

Year Ending December 31,

2009	$3,296
2010	3,296
2011	2,472

Total	$9,064

Legal Proceedings

The Company may periodically become subject to legal proceedings and claims arising in connection with on-going business activities, including being subject to claims or disputes related to patents that have been issued or are pending in the field of research the Company is focused on. The Company does not believe that there were any material claims against the Company at December 31, 2008.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s Board of Directors upon its issuance. At December 31, 2008 and 2007, there were no shares of preferred stock outstanding.

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

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9.	STOCK INCENTIVE PLANS

Stock Plans

As of December 31, 2008, the Company’s 2004 Stock Incentive Plan, as amended (the “2004 Plan”), provides for the granting of restricted stock awards and stock options to purchase up to 10,295,794 shares of common stock. The 2004 Plan provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of 2,631,578 shares of common stock, 5% of the Company’s outstanding shares or an amount determined by the Board of Directors. In addition, the 2004 Plan includes a non-employee director stock option program under which each eligible non-employee director is entitled to (1) a grant of an option to purchase 30,000 shares of common stock upon his or her initial appointment to the Board of Directors, or such other amount as the Board of Directors deems appropriate, and (2) a subsequent annual grant of an option to purchase 15,000 shares of common stock based on continued service, made on the date of each annual meeting of stockholders, provided the non-employee director has served as a director for at least six months and is serving as a director immediately prior to and following such annual meeting. The chairman of the audit committee will receive an additional annual grant of an option to purchase 10,000 shares of common stock based on continued service. Stock options granted by the Company to non-employee directors (i) upon their appointment to the Board of Directors vest as to one-third of such

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares on each of the first, second and third anniversaries of the date of grant and (ii) at each year’s annual meeting at which they serve as a director vest in full on the first anniversary of the date of grant.

At December 31, 2008, an aggregate of 7,560,298 shares of common stock were reserved for issuance under the Company’s stock plans, including outstanding options to purchase 7,037,214 shares of common stock and 523,084 shares were available for future grant under the 2004 Plan. Each option shall expire within 10 years of issuance. Stock options granted by the Company generally vest as to 25% of the shares on the first anniversary of the grant date and 6.25% of the shares at the end of each successive three-month period until fully vested.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method. Under the provisions of SFAS 123R, the Company recorded $14.3 million, $11.9 million and $6.1 million of stock-based compensation for the years ended December 31, 2008, 2007 and 2006, respectively, related to employee stock options and the employee stock purchase plan.

The Company accounts for non-employee grants as an expense over the vesting period of the underlying stock options using the method prescribed by FIN 28. At the end of each financial reporting period prior to vesting, the value of these options (as calculated using the Black-Scholes option-pricing model) is re-measured using the then-current fair value of the Company’s common stock. The Company recognized $2.1 million, $2.6 million and $2.2 million of non-employee stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company granted the members of the Regulus Therapeutics’ scientific advisory board and board of directors options to purchase 30,000 and 68,500 shares of common stock during 2008 and 2007, respectively. In addition, the Company granted options to purchase 60,000 shares of common stock to two officers of Regulus Therapeutics during 2008 and 60,000 shares of common stock to the chief executive officer of Regulus Therapeutics in 2007. In addition to the total stock-based compensation expense stated above, the Company recorded $1.6 million and $0.2 million of stock-based compensation expense related to these option grants in equity in loss of joint venture in its consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively, using the method prescribed by FIN 28.

In connection with the closing of the sale of Alnylam Europe to Roche, the Company granted 95,109 shares of restricted stock of the Company to certain employees of Roche Kulmbach. In connection with the closing, the Company also accelerated 177,233 of unvested outstanding stock options of certain Alnylam Europe employees. The Company recorded $3.8 million of stock-based compensation expense during 2007 related to the restricted stock grants and the stock option modifications.

Total compensation cost for all stock-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $18.0 million, $14.7 million and $8.3 million, respectively. No amounts relating to the stock-based compensation have been capitalized.

Valuation Assumptions for Stock Plans and Employee Stock Purchase Plan

The fair value of stock options at date of grant, based on the following assumptions, was estimated using the Black-Scholes option-pricing model. The Company’s expected stock-price volatility assumption for 2008 and the three months ended December 31, 2007 is based on a combination of implied volatilities of its publicly traded stock option prices as well as the historical volatility of the Company’s publicly traded stock. During the nine months ended September 30, 2007 and during 2006, the Company’s expected stock-price volatility assumption was based on a combination of implied volatilities of similar entities whose share or option prices are publicly available as well as the historical volatility of the Company’s publicly traded stock. The expected life assumption for 2008 and for the three months ended December 31, 2007 is based on the equal weighting of the Company’s historical data and the historical data of the Company’s pharmaceutical and biotechnology peers. During the nine months ended

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007 and during 2006, the expected life assumption is based on the simplified method provided for under SAB No. 107 (“SAB 107”), which averages the contractual term of the Company’s options (ten years) with the ordinary vesting term (2.2 years). The dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the zero coupon rate in effect at the time of grant for instruments with a similar expected life. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 86% of its options will actually vest, and therefore have applied an annual forfeiture rate of 3.7% to all unvested options as of December 31, 2008. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

	2008	2007	2006

Risk-free interest rate	1.5-3.5%	4.4-4.7%	4.70%
Expected dividend yield	—	—	—
Expected option life	5.7-6.3 years	6.0-6.1 years	6.1 years
Expected volatility	66-67%	64-67%	67%

At December 31, 2008, there remained $50.0 million of unearned compensation expense related to unvested employee stock options to be recognized as expense over a weighted-average period of approximately 1.6 years.

Stock Option Activity

The following table summarizes the activity of the Company’s stock option plans:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Outstanding, December 31, 2007	5,304,021	$17.18
Granted	2,155,056	$24.87
Exercised	(377,228)	$10.04
Cancelled	(44,635)	$25.19

Outstanding, December 31, 2008	7,037,214	$19.87

Exercisable at December 31, 2006	1,953,502	$4.44
Exercisable at December 31, 2007	1,913,468	$7.49
Exercisable at December 31, 2008	2,903,479	$12.87

The weighted average remaining contractual life for options outstanding and exercisable at December 31, 2008 was 8.1 years and 6.8 years, respectively.

The aggregate intrinsic value of outstanding options at December 31, 2008 was $48.3 million, of which $37.2 million related to exercisable options. The intrinsic value of options exercised was $8.2 million, $24.6 million and $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average fair value of stock options granted as part of the 2004 Plan was $15.02, $16.58 and $12.95 per share for the years ended December 31, 2008, 2007 and 2006, respectively.

The aggregate intrinsic value of options expected to vest at December 31, 2008 was $10.6 million. The weighted average fair value of stock options expected to vest as part of the 2004 Plan was $12.10 per share as of December 31, 2008. The weighted average remaining contractual life for options expected to vest at December 31, 2008 was 9.0 years and the weighted average exercise price for these options was $24.76 per share.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

The following table summarizes the activity of the Company’s restricted stock awards:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value

Unvested at December 31, 2007	57,049	$25.98
Granted	—	$—
Vested	(28,531)	$25.98
Forfeited	—	$—

Unvested at December 31, 2008	28,518	$25.98

The total fair value of restricted stock awards that vested during the year ended December 31, 2008 and 2007 was $0.7 million and $1.0 million, respectively. The weighted average remaining contractual life for restricted stock awards at December 31, 2008 was 1.0 years.

Employee Stock Purchase Plan

In 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “2004 Purchase Plan”) with 315,789 shares authorized for issuance. Under the 2004 Purchase Plan as adopted, the Company made one offering each year, at the end of which employees could purchase shares of common stock through payroll deductions made over the term of the offering. Initially, the annual offering period began on the 1st day of November each year and ended on the 31st day of October the following year. In June 2007, the Compensation Committee of the Board of Directors amended the offering period of the 2004 Purchase Plan to provide that each offering period will be for a period of six months, beginning with the offering period commencing on November 1, 2007. The per-share purchase price at the end of the offering is equal to the lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. The Company issued 35,065, 29,723 and 40,530 shares during 2008, 2007 and 2006, respectively, and as of December 31, 2008, 158,679 shares were available for issuance under the 2004 Purchase Plan.

The weighted average fair value of stock purchase rights granted as part of the 2004 Purchase Plan was $9.51, $10.61 and $8.16 for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value was estimated using the Black-Scholes option-pricing model. The Company used a weighted-average stock-price volatility of 66%, expected option life assumption of one year and risk-free interest rate of 2.9%. The Company recorded $0.3 million, $0.2 million and $0.2 million of stock-based compensation for the years ended December 31, 2008, 2007 and 2006, respectively, related to the 2004 Purchase Plan.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INCOME TAXES

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset (liability) as of December 31, 2008, 2007 and 2006 are as follows, in thousands:

	2008	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$298	$49,910	$21,656
Research and development credits	496	3,582	3,456
Foreign tax credits	—	3,072	—
Capitalized research and development and start-up costs	9,558	12,750	13,674
Deferred revenue	74,423	2,745	7,211
Deferred compensation	7,532	3,237	1,731
Intangible assets	5,422	1,540	3,100
Other	2,686	3,674	1,706

Total deferred tax assets	100,415	80,510	52,534
Deferred tax liabilities:
Intangible assets	(246)	(365)	(1,004)
Deferred tax asset valuation allowance	(95,033)	(80,510)	(50,863)

Net deferred tax asset (liability)	$5,136	$(365)	$667

The provision for income taxes for the years ended December 31, 2008 and 2007 was as follows, in thousands:

	2008	2007

U.S.:
Current	$5,978	$—
Deferred	(5,382)	—

Total U.S.	596	—

Foreign:
Current	242	3,356
Deferred	(119)	1,889

Total Foreign	123	5,245

Provision for income taxes	$719	$5,245

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

At U.S. federal statutory rate	35.0%	34.0%	34.0%
State taxes, net of federal effect	(0.5)	5.8	5.3
Foreign tax credit	—	3.8	—
Foreign dividends	—	(6.6)	—
Stock compensation	(6.0)	(2.4)	—
Other	(0.3)	—	—
Other permanent items	(0.3)	1.6	(5.4)
Deemed gain on Roche Germany transaction	—	(6.3)	—
Research credits	—	0.4	4.2
Valuation allowance	(30.7)	(36.7)	(38.0)

Effective income tax rate	(2.8)%	(6.4)%	0.1%

As required by SFAS No. 109, “Accounting for Income Taxes,” management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all its deferred tax assets. Accordingly, a valuation allowance has been recorded against the deferred tax assets that management believes will not be realized. Management reevaluates the positive and negative evidence on a quarterly basis. The valuation allowance increased by $14.5 million, $29.6 million and $13.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, due primarily to net operating loss carryforwards and deferred revenue.

During 2008, the Company utilized certain tax attributes, including net operating loss and tax credit carryforwards as a result of the recognition of revenue for certain proceeds received from the Roche alliance. However, the Company also generated a deferred tax asset related to the recognition of this revenue for tax purposes. As a result, the Company has recorded a net deferred tax asset to the extent it is more likely than not that the asset will be realized. The remaining deferred tax assets are subject to a valuation allowance as it is more likely than not that those assets will not be realized.

The deferred tax assets above exclude $9.4 million of deductions related to the exercise of stock options subsequent to the adoption of SFAS 123R. This amount represents an excess tax benefit as defined under SFAS 123R and has not been included in the gross deferred tax assets.

At December 31, 2008, the state net operating loss carryforward was $8.6 million and the state research and development tax credit carryforward was $0.5 million. These attributes are available to reduce future tax liabilities and expire at various dates through 2023. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has determined that there is no limitation on the utilization of net operating loss and tax credit carryforwards in accordance with Section 382 of the Internal Revenue Code in 2008.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”), which was issued in July 2006. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At December 31, 2008, the Company had an unrecognized tax benefit of $0.2 million.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax years 2002 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company recognizes both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

11.	401(K) SAVINGS PLAN

The Company sponsors a savings plan for its employees in the United States, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Participants may contribute up to 60% of their annual base salary to the 401(k) Plan, subject to certain limitations. Beginning in April 2006, the Company began matching in its common stock up to 3% of a participant’s base salary. Employer common stock matches vest anywhere from immediately to two years, depending on years of service with the Company. Employees have the ability to transfer funds from the Company stock fund to other plan funds as they choose, subject to blackout periods. The Company issued 14,679 and 12,706 shares of common stock during the years ended December 31, 2008 and 2007, respectively, in connection with matching contributions under the 401(k) Plan.

12.	REGULUS THERAPEUTICS

In September 2007, the Company and Isis established Regulus Therapeutics, a company focused on the discovery, development and commercialization of microRNA-based therapeutics, a potential new class of drugs to treat the pathways of human disease. The Company and Isis own 49% and 51%, respectively, of Regulus Therapeutics.

Regulus Therapeutics is operated as an independent company and governed by a managing board comprised of an equal number of directors appointed by each of the Company and Isis. In consideration for the Company’s and Isis’ initial interests in Regulus Therapeutics, each party granted Regulus Therapeutics exclusive licenses to its intellectual property for certain microRNA-based therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus Therapeutics of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus Therapeutics.

In addition, the Company, Isis and Regulus Therapeutics entered into a license and collaboration agreement (the “Regulus Therapeutics Collaboration Agreement”) to pursue the discovery, development and commercialization of therapeutic products directed to microRNAs. Under the terms of the Regulus Therapeutics Collaboration Agreement, the Company and Isis each assigned to Regulus Therapeutics specified patents and contracts covering microRNA-specific technology. In addition, each of the Company and Isis granted to Regulus Therapeutics an exclusive, worldwide license under its rights to other microRNA-related patents and know-how to develop and commercialize therapeutic products containing compounds that are designed to interfere with or inhibit a particular microRNA, subject to the Company’s and Isis’ existing contractual obligations to third parties. Regulus Therapeutics was also granted the right to request a license from the Company and Isis to develop and commercialize therapeutic products directed to other microRNA compounds, which license is subject to the Company’s and Isis’ approval and to each such party’s existing contractual obligations to third parties. Regulus Therapeutics also granted to the Company and Isis an exclusive license to technology developed or acquired by Regulus Therapeutics for use solely within the Company’s and Isis’ respective fields (as defined in the Regulus Therapeutics Collaboration Agreement), but specifically excluding the right to develop, manufacture or commercialize the therapeutic products for which the Company and Isis granted rights to Regulus Therapeutics.

The Regulus Therapeutics Collaboration Agreement ends if, prior to first commercial sale of any product, all development activities cease under the collaboration. The Regulus Therapeutics Collaboration Agreement

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise expires, on a product-by-product and country-by-country basis, upon the later of expiration of marketing exclusivity for such product or a specified number of years from first commercial sale. If Regulus Therapeutics, the Company or Isis commits an uncured material breach of the Regulus Therapeutics Collaboration Agreement, the Regulus Therapeutics Collaboration Agreement may be terminated with respect to the breaching party or a buy-out may be initiated, depending on the nature of the breach.

In September 2007, the Company also executed a Services Agreement (the “Services Agreement”) with Isis and Regulus Therapeutics. Under the terms of the Services Agreement, the Company and Isis provide to Regulus Therapeutics, for the benefit of Regulus Therapeutics, certain research and development and general and administrative services for which they are paid by Regulus Therapeutics.

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

The Company accounts for its investment in Regulus Therapeutics using the equity method of accounting. The Company is recognizing the first $10.0 million of losses of Regulus Therapeutics as equity in loss of joint venture (Regulus Therapeutics LLC) in its consolidated statements of operations because the Company is responsible for funding those losses through its initial $10.0 million cash contribution. Thereafter, the Company will recognize 49% of the income and losses of Regulus Therapeutics. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expenses. At December 31, 2008, the Company’s investment in the joint venture was $1.6 million, which is recorded as an investment in joint venture (Regulus Therapeutics LLC) in the consolidated balance sheets under the equity method. Summary results of Regulus Therapeutics’ operations for the years ended December 31, 2008 and 2007 and balance sheets as of December 31, 2008 and 2007 are presented in the table below, in thousands:

	2008	2007

Statement of Operations Data:
Net revenues	$2,111	$120
Operating expenses(1)	12,029	1,541

Loss from operations	(9,918)	(1,421)
Other income	256	138

Net loss	$(9,662)	$(1,283)

(1) Non-cash stock-based compensation included in operating expenses	$2,017	$412

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Balance Sheet Data:
Cash	$22,411	$10,138
Working capital	16,467	9,118
Total assets	23,678	10,446
Notes payable	5,179	—
Total stockholders’ equity	1,745	9,290

Separate financial information for Regulus Therapeutics is included in Exhibit 99.1 to this annual report on Form 10-K.

Regulus Therapeutics, which was initially established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In connection with such conversion, the Company, Isis and Regulus Therapeutics terminated the limited liability company agreement which had previously been in effect.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(In thousands, except per share data)

Revenues	$22,192	$23,833	$25,734	$24,404
Operating expenses	26,149	36,664	28,968	32,217
Net loss	(1,239)	(12,760)	(2,858)	(9,392)
Net loss per common share — basic and diluted	$(0.03)	$(0.31)	$(0.07)	$(0.23)
Weighted average common shares — basic and diluted	40,736	40,908	41,197	41,375

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share data)

Revenues	$7,217	$9,133	$16,315	$18,232
Operating expenses	31,211	24,086	67,653	21,124
Net (loss) income	(21,645)	(12,691)	(52,792)	1,662
Net (loss) income per common share — basic and diluted	$(0.58)	$(0.34)	$(1.35)	$0.04
Weighted average common shares — basic	37,376	37,534	39,025	40,710
Weighted average common shares — diluted	37,376	37,534	39,025	42,763

For the three months ended December 31, 2008, the Company discovered that it had understated equity in loss of joint venture by $0.6 million related to non-cash stock-based compensation. To correct its equity in loss of joint venture, the Company recorded a charge of $0.6 million in the three months ended December 31, 2008.

14.	SUBSEQUENT EVENT

On January 9, 2009, the Company entered into a license and collaboration agreement (the “Cubist Agreement”) with Cubist Pharmaceuticals, Inc. (“Cubist”) to develop and commercialize therapeutic products

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Licensed Products”) based on certain of the Company’s RNAi technology for the treatment of RSV. Licensed Products include ALN-RSV01, which is currently in Phase II clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other second-generation RNAi-based RSV inhibitors, which currently are in pre-clinical studies.

Under the terms of the Cubist Agreement, the Company and Cubist will share responsibility for developing Licensed Products in North America and will each bear one-half of the related development costs. The Company’s collaboration with Cubist for the development of Licensed Products in North America will be governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist will have the sole right to commercialize Licensed Products in North America with costs associated with such activities and any resulting profits or losses to be split equally between the Company and Cubist. Throughout the rest of the world (the “Royalty Territory”), excluding Asia, where the Company has previously partnered its ALN-RSV program with Kyowa Hakko, Cubist will have an exclusive, royalty-bearing license to develop and commercialize Licensed Products.

In consideration for the rights granted to Cubist under the Cubist Agreement, Cubist made a $20.0 million upfront cash payment to the Company. Cubist also has an obligation under the Cubist Agreement to pay the Company milestone payments, totaling up to an aggregate of $82.5 million, upon the achievement of specified development and sales events in the Royalty Territory. In addition, if Licensed Products are successfully developed, Cubist will be required to pay to the company double digit royalties on net sales of Licensed Products in the Royalty Territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, the Company will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license and, in addition to royalties on net sales in North America, will be entitled to receive additional milestone payments totaling up to an aggregate of $130.0 million upon achievement of specified development and sales events in North America, subject to the timing of the conversion by the Company and the regulatory status of a Licensed Product at the time of conversion. If the Company makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the Royalty Territory.

Unless terminated earlier in accordance with the Cubist Agreement, the agreement expires on a country-by-country and Licensed Product-by-Licensed Product basis, (a) with respect to the Royalty Territory, upon the latest to occur of: (1) the expiration of the last-to-expire Company patent covering a Licensed Product, (2) the expiration of the Regulatory-Based Exclusivity Period (as defined in the Cubist Agreement) and (3) ten years from first commercial sale in such country of such License Product by Cubist or its affiliates or sublicensees, and (b) with respect to North America, if the Company has not converted North America into the Royalty Territory, upon the termination of the Cubist Agreement by Cubist upon specified prior written notice. The Company estimates that its fundamental RNAi patents covered under the Agreement will expire both in and outside of the United States generally between 2016 and 2025. Allowed claims covering ALN-RSV01 in the United States would expire in 2026. These patent rights are subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. In addition, more patent filings relating to the collaboration may be made in the future. Cubist has the right to terminate the Cubist Agreement at any time (1) upon three months’ prior written notice if such notice is given prior to the acceptance for filing of the first application for regulatory approval of a Licensed Product or (2) upon nine months’ prior written notice if such notice is given after the acceptance for filing of the first application for regulatory approval. Either party may terminate the Cubist Agreement in the event the other party fails to cure a material breach or upon patent-related challenges by the other party.

During the term of the Cubist Agreement, neither party nor its affiliates may develop, manufacture or commercialize anywhere in the world, outside of Asia, a therapeutic or prophylactic product that specifically targets RSV, except for Licensed Products developed, manufactured or commercialized pursuant to the Cubist Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, the Company’s chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting are included in Item 8 of this annual report on Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will file with the SEC a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2008. The information required by this item is incorporated herein by reference to the information contained under the sections captioned “Proposal One — Election of Class I Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” of the Proxy Statement. The information required by this item relating to executive officers is included in “Part I, Item 1 — Business- Executive Officers of the Registrant” of this annual report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2009.

ALNYLAM PHARMACEUTICALS, INC.

By:	/s/ John M. Maraganore, Ph.D.
John M. Maraganore, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 2, 2009.

Name	Title

/s/ John M. Maraganore, Ph.D. John M. Maraganore, Ph.D.	Director and Chief Executive Officer (Principal Executive Officer)

/s/ Patricia L. Allen Patricia L. Allen	Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

/s/ John K. Clarke John K. Clarke	Director

/s/ Victor J. Dzau, M.D. Victor J. Dzau, M.D.	Director

/s/ Vicki L. Sato, Ph.D. Vicki L. Sato, Ph.D.	Director

/s/ Paul R. Schimmel, Ph.D. Paul R. Schimmel, Ph.D.	Director

/s/ Edward M. Scolnick, M.D. Edward M. Scolnick, M.D.	Director

/s/ Phillip A. Sharp, Ph.D. Phillip A. Sharp, Ph.D.	Director

/s/ Kevin P. Starr Kevin P. Starr	Director

/s/ James L. Vincent James L. Vincent	Director

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2005 (File No. 000-50743) for the quarterly period ended June 30, 2005 and incorporated herein by reference)
3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
4.1		Specimen certificate evidencing shares of common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
4.2		Rights Agreement dated as of July 13, 2005 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2005 (File No. 000-50743) and incorporated herein by reference)
10	.1*	2002 Employee, Director and Consultant Stock Plan, as amended, together with forms of Incentive Stock Option Agreement, Non-qualified Stock Option Agreement and Restricted Stock Agreement (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.2*	2003 Employee, Director and Consultant Stock Plan, as amended, together with forms of Incentive Stock Option Agreement, Non-qualified Stock Option Agreement and Restricted Stock Agreement (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.3*	2004 Stock Incentive Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2008 (File No. 000-50743) for the annual period ended December 31, 2007 and incorporated herein by reference)
10	.4*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2005 (File No. 000-50743) for the quarterly period ended June 30, 2005 and incorporated herein by reference)
10	.5*	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan granted to John M. Maraganore, Ph.D., on December 21, 2004 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2004 (File No. 000-50743) and incorporated herein by reference)
10	.6*	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan granted to James L. Vincent on July 12, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2005 (File No. 000-50743) and incorporated herein by reference)
10	.7*	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan issued to James L. Vincent on July 12, 2005 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 13, 2005 (File No. 000-50743) and incorporated herein by reference)
10	.8*	2004 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2008 (File No. 000-50743) for the annual period ended December 31, 2007 and incorporated herein by reference)
10.9		Investor Rights Agreement entered into as of March 11, 2004 by and between the Registrant and Isis Pharmaceuticals, Inc. (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.10		Stock Purchase Agreement, dated as of September 6, 2005, by and between the Registrant and Novartis Pharma AG (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 12, 2005 (File No. 000-50743) and incorporated herein by reference)
10.11		Investor Rights Agreement, dated as of September 6, 2005, by and between the Registrant. and Novartis Pharma AG (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 12, 2005 (File No. 000-50743) and incorporated herein by reference)

Exhibit No.		Exhibit

10	.12*	Letter Agreement between the Registrant and John M. Maraganore, Ph.D. dated October 30, 2002 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.13*	Letter Agreement between the Registrant and Barry E. Greene dated September 29, 2003 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.14		Lease, dated as of September 26, 2003 by and between the Registrant and Three Hundred Third Street LLC (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.15†	License Agreement between Cancer Research Technology Limited and Alnylam U.S., Inc. dated July 18, 2003 (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.16†	License Agreement between the Carnegie Institution of Washington and Alnylam Europe, AG, effective March 1, 2002, as amended by letter agreements dated September 2, 2002 and October 28, 2003 (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.17†	License Agreement by and between the Cold Spring Harbor Laboratory and Alnylam U.S., Inc. dated December 30, 2003 (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.18†	Co-exclusive License Agreement between Garching Innovation GmbH (now known as Max Planck Innovation GmbH) and Alnylam U.S., Inc. dated December 20, 2002, as amended by Amendment dated July 8, 2003 together with Indemnification Agreement by and between Garching Innovation GmbH (now known as Max Planck Innovation GmbH) and Alnylam Pharmaceuticals, Inc. effective April 1, 2004 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.19†	Co-exclusive License Agreement between Garching Innovation GmbH (now known as Max Planck Innovation GmbH) and Alnylam Europe, AG dated July 30, 2003 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.20		Agreement between the Registrant, Garching Innovation GmbH (now known as Max Planck Innovation GmbH), Alnylam U.S., Inc. and Alnylam Europe AG dated June 14, 2005 (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2005 (File No. 000-50743) for the quarterly period ended June 30, 2005 and incorporated herein by reference)
10	.21†	Agreement between The Board of Trustees of the Leland Stanford Junior University and Alnylam U.S., Inc. effective as of September 17, 2003 (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.22†	Strategic Collaboration and License Agreement effective as of March 11, 2004 between Isis Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10	.23†#	Research Collaboration and License Agreement effective as of October 12, 2005 by and between the Registrant and Novartis Institutes for BioMedical Research, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 12, 2005 (File No. 000-50743))
10.24		First Amendment to Lease, dated March 16, 2006, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2006 (File No. 000-50743) and incorporated herein by reference)
10	.25†	Collaboration and License Agreement dated September 20, 2006, by and between the Registrant and Biogen Idec Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2006 (File No. 000-50743) for the quarterly period ended September 30, 2006 and incorporated herein by reference)

Exhibit No.		Exhibit

10	.26†#	License and Collaboration Agreement, entered into as of July 8, 2007, by and among F. Hoffmann-La Roche, Ltd, Hoffman-La Roche Inc., the Registrant and, for limited purposes, Alnylam Europe AG (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 000-50743) for the quarterly period ended September 30, 2007)
10.27		Common Stock Purchase Agreement dated as of July 8, 2007 between the Registrant and Roche Finance Ltd (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 000-50743) for the quarterly period ended September 30, 2007 and incorporated herein by reference)
10	.28†	Share Purchase Agreement, dated as of July 8, 2007, among Alnylam Europe AG, the Registrant and Roche Pharmaceuticals GmbH (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 000-50743) for the quarterly period ended September 30, 2007 and incorporated herein by reference)
10	.29†	Amended and Restated Collaboration Agreement, entered into as of July 27, 2007, by and between the Registrant and Medtronic, Inc. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 000-50743) for the quarterly period ended September 30, 2007 and incorporated herein by reference)
10	.30†	License and Collaboration Agreement, entered into as of September 6, 2007, by and among the Registrant, Isis Pharmaceuticals, Inc. and Regulus Therapeutics LLC (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 000-50743) for the quarterly period ended September 30, 2007 and incorporated herein by reference)
10	.31†	Termination Agreement, dated as of September 18, 2007, by and between Merck & Co., Inc. and the Registrant (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 000-50743) for the quarterly period ended September 30, 2007 and incorporated herein by reference)
10	.32†	License and Collaboration Agreement entered into as of May 27, 2008 by and among Takeda Pharmaceutical Company Limited and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-50743) for the quarterly period ended June 30, 2008 and incorporated herein by reference)
21	.1#	Subsidiaries of the Registrant
23	.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23	.2#	Consent of Ernst & Young LLP, Independent Auditors of Regulus Therapeutics LLC
31	.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Chief Executive Officer
31	.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Vice President of Finance and Treasurer
32	.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
32	.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Vice President of Finance and Treasurer
99	.1#	Regulus Therapeutics LLC Financial Statements

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

#	Filed herewith. The Registrant is refiling Exhibits 10.23 and 10.26, which include portions previously omitted pursuant to Confidential Treatment Requests.