Form 10-Q
period 2009-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2009-05-08
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of April 30, 2009, the registrant had 41,502,140 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND DECEMBER 31, 2008	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008	3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008	4
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	29

ITEM 6. EXHIBITS	50

SIGNATURES	51
Ex-10.1 2009 Annual Incentive Program
Ex-10.2 License and Collaboration Agreement between the Registrant and Cubist
Ex-10.3 Amended and Restated License and Collaboration Agreement between the Registrant, Isis and Regulus
Ex-10.4 Founding Investor Rights Agreement between the Registrant, Isis and Regulus
Ex-31.1 Section 302 Certification of the Principal Executive Officer
Ex-31.2 Section 302 Certification of the Principal Financial Officer
Ex-32.1 Section 906 Certification of the Principal Executive Officer
Ex-32.2 Section 906 Certification of the Principal Financial Officer

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$227,268	$191,792
Marketable securities	180,786	238,596
Collaboration receivables	5,831	4,188
Prepaid expenses and other current assets	5,454	4,674
Restricted cash	—	2,999

Total current assets	419,339	442,249
Marketable securities	96,647	82,321
Property and equipment, net	19,321	19,194
Deferred tax assets	5,606	5,382
Investment in joint venture (Regulus Therapeutics Inc.)	9,713	1,583
Intangible assets, net	751	795
Restricted cash, net of current portion	3,152	3,152

Total assets	$554,529	$554,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,729	$2,588
Accrued expenses	10,389	9,328
Income taxes payable	1,033	6,111
Deferred rent	1,561	1,561
Deferred revenue	82,539	79,864

Total current liabilities	104,251	99,452
Deferred rent, net of current portion	2,342	2,732
Deferred revenue, net of current portion	248,959	250,121
Other long-term liabilities	233	246

Total liabilities	355,785	352,551

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 41,442,690 shares issued and outstanding at March 31, 2009; 41,413,828 shares issued and outstanding at December 31, 2008	414	414
Additional paid-in capital	457,838	452,767
Accumulated other comprehensive income	623	1,186
Accumulated deficit	(260,131)	(252,242)

Total stockholders’ equity	198,744	202,125

Total liabilities and stockholders’ equity	$554,529	$554,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues from research collaborators	$25,057	$22,192

Operating expenses:
Research and development (1)	25,321	20,277
General and administrative (1)	7,716	5,872

Total operating expenses	33,037	26,149

Loss from operations	(7,980)	(3,957)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(1,470)	(1,629)
Interest income	2,048	4,702
Interest expense	—	(232)
Other income	178	82

Total other income (expense)	756	2,923

Loss before income taxes	(7,224)	(1,034)
Provision for income taxes	(665)	(205)

Net loss	$(7,889)	$(1,239)

Net loss per common share - basic and diluted	$(0.19)	$(0.03)

Weighted average common shares used to compute basic and diluted net loss per common share	41,399	40,736

Comprehensive loss:
Net loss	$(7,889)	$(1,239)
Foreign currency translation	(90)	10
Unrealized (loss) gain on marketable securities	(473)	336

Comprehensive loss	$(8,452)	$(893)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$3,034	$2,314
General and administrative	2,103	1,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,889)	$(1,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,802	951
Deferred income taxes	(237)	(16)
Non-cash stock-based compensation	4,736	4,004
Charge for 401(k) company stock match	125	90
Equity in loss of joint venture (Regulus Therapeutics Inc.)	1,870	1,445
Changes in operating assets and liabilities:
Collaboration receivables	(1,643)	(4,649)
Prepaid expenses and other assets	(780)	1,004
Accounts payable	6,141	5,258
Income taxes payable	(5,078)	(47)
Accrued expenses and other	671	(2,405)
Deferred revenue	1,513	(13,054)

Net cash provided by (used in) operating activities	1,231	(8,658)

Cash flows from investing activities:
Purchases of property and equipment	(1,885)	(2,945)
Decrease in restricted cash	2,999	—
Purchases of marketable securities	(93,687)	(101,689)
Sales and maturities of marketable securities	136,698	204,878
Investment in joint venture (Regulus Therapeutics Inc.)	(10,000)	—

Net cash provided by investing activities	34,125	100,244

Cash flows from financing activities:
Proceeds from issuance of common stock	210	443
Repayments of notes payable	—	(915)

Net cash provided by (used in) financing activities	210	(472)

Effect of exchange rate on cash	(90)	10

Net increase in cash and cash equivalents	35,476	91,124
Cash and cash equivalents, beginning of period	191,792	105,157

Cash and cash equivalents, end of period	$227,268	$196,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2008, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009. The year-end condensed balance sheet date was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
          The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, Alnylam U.S., Inc., Alnylam Europe AG (“Alnylam Europe”) and Alnylam Securities Corporation. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method of accounting to account for its investment in Regulus Therapeutics Inc., formerly Regulus Therapeutics LLC (“Regulus”).
Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
          The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three Months Ended
	March 31,
	2009	2008
Options to purchase common stock	7,014	5,494
Unvested restricted common stock	29	57

	7,043	5,551

Fair Value Measurements
          Effective January 1, 2009, the Company implemented SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.

The implementation of SFAS 157 for those assets and liabilities did not have a material impact on the Company’s operating results or financial position, however, could have an impact in future periods. The Company did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis for the three months ended March 31, 2009.
          The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted
		Prices in	Significant	Significant
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$225,845	$223,647	$2,198	$—
Marketable securities (fixed income)	276,382	—	276,382	—
Marketable securities (equity holdings)	1,051	—	1,051	—

Total	$503,278	$223,647	$279,631	$—

		Quoted
		Prices in	Significant	Significant
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$187,057	$167,293	$19,764	$—
Marketable securities (fixed income)	320,269	—	320,269	—
Marketable securities (equity holdings)	648	—	648	—

Total	$507,974	$167,293	$340,681	$—

          The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). EITF 07-1 became effective on January 1, 2009. The adoption of EITF 07-1 did not have a material impact on the Company’s condensed consolidated financial statements, however, it resulted in enhanced disclosures for the Company’s collaboration activities.
2. SIGNIFICANT AGREEMENTS
Platform Alliances
     Roche Alliance
          In July 2007, the Company and, for limited purposes, Alnylam Europe, entered into a license and collaboration agreement (the “LCA”) with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffman-La Roche Inc. (together with Roche Basel, “Roche”). Under the LCA, which became effective in August 2007, the Company granted Roche a non-exclusive license to the Company’s intellectual property to develop and commercialize therapeutic products that function through RNA interference, or RNAi, subject to the Company’s existing contractual obligations to third parties. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, and may be expanded to include up to 18 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to the Company by Roche of an additional $50.0 million for each additional therapeutic area, if any.
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
          Under the terms of the Common Stock Purchase Agreement, in the event the Company proposes to sell or issue any of its equity securities, subject to specified exceptions, it has agreed to grant to Roche Finance the right to acquire, at fair value, additional securities, such that Roche Finance would be able to maintain its ownership percentage in the Company.
          In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a Share Purchase Agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, which became effective in August 2007, the Company created a new, wholly-owned German limited liability company (“Roche Kulmbach”) into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from the Company all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe Purchase Agreement also included transition services that were performed by Roche Kulmbach employees at various levels through August 2008. The Company reimbursed Roche for these services at an agreed-upon rate. The Company recorded contra revenue (a reduction of revenues) of $0.3 million for these services for the three months ended March 31, 2008.
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
          In consideration for the rights granted to Takeda under the Takeda Collaboration Agreement, Takeda agreed to pay the Company $150.0 million in upfront and near-term technology transfer payments. In addition, the Company has the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda Collaboration Agreement. In June 2008, Takeda paid the Company an upfront payment of $100.0 million. Takeda is also required to make the additional $50.0 million in payments to the Company upon achievement of specified technology transfer milestones, $20.0 million of which was achieved in September 2008 and paid in October 2008, $20.0 million of which is required to be paid upon achievement of specified technology transfer activities, but no later than 24 months after execution of the Takeda Collaboration Agreement, and $10.0 million of which is required to be paid upon achievement of specified technology transfer activities within 24 to 36 months after execution of the Takeda Collaboration Agreement (collectively, the “Technology Transfer Milestones”). If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay the Company $50.0 million for each of up to approximately 20 total additional fields selected, comprising substantially all other fields of human disease, as identified and agreed upon by the parties. In addition, for each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, if any, the Company is entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any.
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
          In connection with the Takeda Collaboration Agreement, the Company paid $5.0 million of license fees to the Company’s licensors, primarily Isis Pharmaceuticals, Inc. (“Isis”), during 2008, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.
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
          Under the terms of the Stock Purchase Agreement, in October 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance. In addition, under the Investor Rights Agreement, the Company granted Novartis rights to acquire additional equity securities in the event that the Company proposes to sell or issue any equity securities, subject to specified exceptions, as described in the Investor Rights Agreement, such that Novartis would be able to maintain its then-current ownership percentage in the Company’s outstanding common stock. Pursuant to terms of the Investor Rights Agreement, in May 2008, Novartis purchased 213,888 shares of the Company’s common stock at a purchase price of $25.29 per share resulting in a payment to the Company of $5.4 million. In May 2009, Novartis purchased 65,922 shares of the Company’s common stock at a purchase price of $17.50 per share, resulting in a payment to the Company of $1.2 million. This purchase allows Novartis to maintain its ownership position of 13.4% of the Company’s outstanding common stock. The exercise of this right does not result in any changes to existing rights or any additional rights to Novartis. Further, during the term described in the Investor Rights Agreement, Novartis is permitted to own no more than 19.9% of the Company’s outstanding shares.
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
          The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate into its operations the Company’s intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid-based molecules (the “Integration Option”). Novartis may exercise this Integration Option at any point during the research term, as defined in the Collaboration and License Agreement. The research term expires in October 2009 and may be extended until October 2010 at Novartis’ election. In connection with the exercise of the Integration Option, Novartis would be required to make additional payments to the Company totaling $100.0 million, payable in full at the time of exercise, which payments would include an option exercise fee, a milestone based on the overall success of the collaboration and pre-paid milestones and royalties that could become due as a result of future development of products using the Company’s technology. In addition, under this license grant, Novartis may be required to make milestone and royalty payments to the Company in connection with the successful development and commercialization of RNAi therapeutic products, if any. The license grant under the integration option, if exercised by Novartis, would be structured similarly to the Company’s non-exclusive platform licenses with Roche and Takeda.
          The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase from Novartis. These payments, in addition to research funding and certain milestone payments, the receipt of which is considered probable, are being amortized into revenue using the proportional performance method over the estimated duration of the Collaboration and License Agreement or ten years. Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned. The Company recognized $2.7 million and $3.3 million in revenues in its condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively, related to the Collaboration and License Agreement.
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
          The Company believes the estimated period of performance under the Collaboration and License Agreement includes the three-year term of the agreement, two one-year extensions at the election of Novartis and limited support as part of a technology transfer until the fifth anniversary of the termination of the agreement. In July 2008, Novartis elected to extend the initial term for an additional year, through October 2009. The Company continues to use an expected term of ten years in its proportional performance model. The Company reevaluates the expected term when new information is known that could affect the Company’s estimate. In the event the Company’s period of performance is different than estimated, revenue recognition will be adjusted on a prospective basis.
Product Alliances
     Kyowa Hakko Alliance
          In June 2008, the Company entered into a license and collaboration agreement (the “Kyowa Hakko Agreement”) with Kyowa

Hakko Kirin Co., Ltd. (“Kyowa Hakko”). Under the Kyowa Hakko Agreement, the Company granted Kyowa Hakko an exclusive license to its intellectual property in Japan and other markets in Asia (the “Licensed Territory”) for the development and commercialization of ALN-RSV01, an RNAi therapeutic for the treatment of respiratory syncytial virus (“RSV”) infection, for which the Company is currently conducting Phase II clinical trials. The Kyowa Hakko Agreement also covers additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program (“Additional Compounds”). The Company retains all development and commercialization rights worldwide outside of the Licensed Territory.
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
     Cubist Alliance
          In January 2009, the Company entered into a license and collaboration agreement (the “Cubist Agreement”) with Cubist Pharmaceuticals, Inc. (“Cubist”) to develop and commercialize therapeutic products (“Licensed Products”) based on certain of the Company’s RNAi technology for the treatment of RSV. Licensed Products include ALN-RSV01, as well as several other second-generation RNAi-based RSV inhibitors, which currently are in pre-clinical studies.
          Under the terms of the Cubist Agreement, the Company and Cubist will share responsibility for developing Licensed Products in North America and will each bear one-half of the related development costs. The Company’s collaboration with Cubist for the development of Licensed Products in North America will be governed by a joint steering committee (the “JSC”) comprised of an equal number of representatives from each party. Cubist will have the sole right to commercialize Licensed Products in North America with costs associated with such activities and any resulting profits or losses to be split equally between the Company and Cubist. Throughout the rest of the world (the “Royalty Territory”), excluding Asia, where the Company has previously partnered its ALN-RSV program with Kyowa Hakko, Cubist will have an exclusive, royalty-bearing license to develop and commercialize Licensed Products.
          In consideration for the rights granted to Cubist under the Cubist Agreement, Cubist made a $20.0 million upfront cash payment to the Company. Cubist also has an obligation under the Cubist Agreement to pay the Company milestone payments, totaling up to an aggregate of $82.5 million, upon the achievement of specified development and sales events in the Royalty Territory. In addition, if Licensed Products are successfully developed, Cubist will be required to pay to the Company royalties on net sales of Licensed Products in the Royalty Territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, the Company will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license and, in addition to royalties on net sales in North America, will be entitled to receive additional milestone payments totaling up to an aggregate of $130.0 million upon achievement of specified development and sales events in North America, subject to the timing of the conversion by the Company and the regulatory status of a Licensed Product at the time of conversion. If the Company makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the Royalty Territory.
          During the term of the Cubist Agreement, neither party nor its affiliates may develop, manufacture or commercialize anywhere in the world, outside of Asia, a therapeutic or prophylactic product that specifically targets RSV, except for Licensed Products developed, manufactured or commercialized pursuant to the Cubist Agreement.
          The Company has determined that the deliverables under the Cubist Agreement include the licenses, technology transfer related to the ALN-RSV program, the JSC, and the development and manufacturing services that the Company will be obligated to perform. The Company has determined that, pursuant to EITF 00-21, the deliverables and undelivered services are not separable and, accordingly, the licenses and services are being treated as a single unit of accounting.
          When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Cubist Agreement, the last element to be delivered is the JSC service, which has an expected life of no more than seven years. The Company is recognizing the upfront payment of $20.0 million on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill its performance obligations. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Cubist Agreement. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method.
          Under the terms of the Cubist Agreement, the Company and Cubist will share responsibility for developing Licensed Products in North America and will each bear one-half of the related development costs. For revenue generating arrangements that involve cost sharing between both parties, the Company applies the provisions of EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As the Company is not considered the principal in this agreement, pursuant to EITF 07-1, the Company will record any amounts due from Cubist as a reduction of research and development costs. For the three months ended March 31, 2009, the Company and Cubist incurred $3.6 million under the Cubist Agreement. Amounts due from Cubist of $1.8 million have been recorded as a reduction of research and development expense. As such, the Company recorded net research and development expenses of $1.8 million in its condensed consolidated statements of operations for the three months ended March 31, 2009.
Government Funding
     NIH Contract
          In September 2006, the National Institute of Allergy and Infectious Diseases (“NIAID”) awarded the Company a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. Of the $23.0 million in funding, the government initially committed to pay the Company up to $14.2 million over the first two years of the contract. In June 2008, as a result of the progress of the program, the government awarded the Company an additional $7.5 million, to be paid through September 2009 for the third year of the contract, together with any remaining funds carried over from the funding allocated for the first two years of the contract. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities.
     Department of Defense Contract
          In August 2007, the Defense Threat Reduction Agency (“DTRA”) of the United States Department of Defense awarded the Company a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus. The government initially committed to pay the Company up to $10.9 million through February 2009, which included a six-month extension granted by DTRA in July 2008. Following a program review in early 2009, the Company and DTRA have determined not to continue this program and accordingly, the remaining funds of up to $27.7 million will not be accessed. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities.

3. INCOME TAXES
          During the three months ended March 31, 2009, the Company recorded a provision for income taxes of $0.7 million. The Company records income tax expense for federal alternative minimum tax, state and foreign taxes. The Company expects to generate U.S. taxable income during 2009 due to the recognition of certain proceeds received from the Takeda alliance. The Company’s U.S. taxable income is expected to be offset by net operating loss carryforwards and other deferred tax attributes. However, the Company will continue to be subject to federal alternative minimum tax and state income taxes.
           At December 31, 2008, the Company recorded net deferred tax assets to the extent it is more likely than not that the assets will be utilized. These deferred tax assets were related to the recognition of Roche revenue for tax purposes. The Company expects the recognition of certain deferred tax attributes to generate net operating losses in 2010 and 2011 that will be carried back to 2008 and 2009 to offset taxable income. The remaining deferred tax assets are subject to a valuation allowance as it is more likely than not that those assets will not be realized.
          At December 31, 2008, the state net operating loss carryforward was $8.6 million and the state research and development tax credit carryforward was $0.5 million. These attributes are available to reduce future tax liabilities and expire at various dates through 2023. Ownership changes, as defined in the Internal Revenue Code of 1986, as amended (the “Code”), including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has determined that there is no limitation on the utilization of net operating loss and tax credit carryforwards in accordance with Section 382 of the Code in 2008.
          On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”), which was issued in July 2006. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At March 31, 2009, the Company had an unrecognized tax benefit of $0.3 million.
4. REGULUS THERAPEUTICS INC.
           In September 2007, the Company and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA-based therapeutics, a potential new class of drugs to treat the pathways of human disease. Regulus, which was initially established as a limited liability company, converted to a C corporation in January 2009 and changed its name to Regulus Therapeutics Inc. In consideration for the Company’s and Isis’ initial interests in Regulus, the Company and Isis each granted Regulus exclusive licenses to its intellectual property for certain microRNA-based therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making initial capital contributions to Regulus of approximately equal aggregate value. Additionally, in March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus under a founder’s investor rights agreement (the “Investor Rights Agreement”). The Company and Isis currently own approximately 49% and 51%, respectively, of Regulus and there are currently no other third party investors in Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are employees of the Company or Isis are not eligible to receive options to purchase Regulus common stock.
          The Company, Isis and Regulus also have entered into a license and collaboration agreement (the “Regulus Collaboration Agreement”) to pursue the discovery, development and commercialization of therapeutic products directed to microRNAs. Under the terms of the Regulus Collaboration Agreement, the Company and Isis each assigned to Regulus specified patents and contracts covering microRNA-specific technology. In addition, each of the Company and Isis granted to Regulus an exclusive, worldwide license under its rights to other microRNA-related patents and know-how to develop and commercialize therapeutic products containing compounds that are designed to interfere with or inhibit a particular microRNA, subject to the Company’s and Isis’ existing contractual obligations to third parties. Regulus was also granted the right to request a license from the Company and Isis to develop and commercialize therapeutic products directed to other microRNA compounds, which license is subject to the Company’s and Isis’ approval and to each such party’s existing contractual obligations to third parties. Regulus also granted to the Company and Isis an exclusive license to technology developed or acquired by Regulus for use solely within the Company’s and Isis’ respective fields (as defined in the Regulus Collaboration Agreement), but specifically excluding the right to develop, manufacture or commercialize the therapeutic products for which the Company and Isis granted rights to Regulus.
          The Company and Isis have also executed a services agreement (the “Services Agreement”) with Regulus. Under the terms of the Services Agreement, the Company and Isis provide to Regulus, for the benefit of Regulus, certain research and development and general and administrative services for which they are paid by Regulus.
          In April 2008, Regulus entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop and commercialize up to four novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million evidenced by a promissory note (guaranteed by Isis and the Company) that will convert into Regulus common stock under certain specified circumstances. Regulus could be eligible to receive development, regulatory and sales milestone payments for each of the microRNA-targeted therapeutics discovered and developed as part of the alliance. Regulus would also receive royalty payments on worldwide sales of products resulting from the alliance.
          The Company has concluded that Regulus qualifies as a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). The Investor Rights Agreement contains transfer restrictions on each of Isis’ and the Company’s interests and, as a result, Isis and the Company are considered related parties under paragraph 16(d)(1) of FIN 46R. The Company has assessed which entity would be considered the primary beneficiary under FIN 46R and has concluded that Isis is the primary beneficiary and, accordingly, the Company has not consolidated Regulus.
          The Company accounts for its investment in Regulus using the equity method of accounting. Through December 31, 2008, the Company was recognizing the first $10.0 million of losses of Regulus as equity in loss of joint venture (Regulus Therapeutics Inc.) in its condensed consolidated statements of operations because the Company was responsible for funding those losses through its initial $10.0 million cash contribution. Beginning in January 2009, in connection with the conversion of Regulus to a C corporation, the Company is recognizing approximately 49% of the income and losses of Regulus. The carrying value of the Company’s investment in joint venture (Regulus Therapeutics LLC) immediately prior to the conversion to a C corporation exceeded 49% of the net assets of Regulus by approximately $0.8 million. Upon conversion, this amount was allocated to the intellectual property of Regulus and, because the intellectual property was determined to be in-process research and development, the $0.8 million was recorded as a charge to expense. This charge was included in equity in loss of joint venture (Regulus Therapeutics Inc.) in the condensed consolidated statements of operations for the three months ended March 31, 2009. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expenses. At March 31, 2009, the Company’s investment in the joint venture was $9.7 million, which is recorded as an investment in joint venture (Regulus Therapeutics Inc.) in the condensed consolidated balance sheets under the equity method. Summary results of Regulus’ operations for the three months ended March 31, 2009 and 2008 and balance sheets as of March 31, 2009 and December 31, 2008 are presented in the tables below, in thousands:

	Three Months Ended
	March 31,
	2009	2008
Statement of Operations Data:
Net revenues	$638	$92
Operating expenses (1)	2,515	1,993

Loss from operations	(1,877)	(1,901)
Other income	19	82

Net loss	$(1,858)	$(1,819)

(1) Non-cash stock-based compensation included in operating expenses	$(310)	$375

	March 31,	December 31,
	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$37,768	$22,411
Working capital	33,420	16,467
Total assets	39,171	23,678
Note payable	5,219	5,179
Total stockholders’ equity	19,577	1,745
5. SUBSEQUENT EVENT
          In April 2009, the Company and Isis amended and restated their existing strategic collaboration and license agreement (as amended and restated, the “Amended and Restated Isis Agreement”). As part of the Amended and Restated Isis Agreement, the Company and Isis have expanded their collaborative efforts to focus on the development of single-stranded RNAi (“ssRNAi”) technology. Under the Amended and Restated Isis Agreement, the Company obtained from Isis a co-exclusive, worldwide license to Isis’ current and future patents and patent applications relating to chemistry and RNA-targeting mechanisms to research, develop and commercialize ssRNAi products for a limited number of gene targets to be designated by the Company. Each of the Company and Isis will have the opportunity to discover and develop drugs employing the ssRNAi technology. In addition to entering into the new collaboration, the Company and Isis also agreed to extend the broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004.
          Under the terms of the Amended and Restated Isis Agreement, the Company will potentially pay Isis up to an aggregate of $31.0 million in license fees, payable in four tranches, that include $11.0 million on signing, $10.0 million 18 months following signing, or if and when in vivo efficacy in rodents is demonstrated if sooner, $5.0 million upon achievement of in vivo efficacy in non-human primates, and $5.0 million upon initiation of the first clinical trial with an ssRNAi drug, subject to the Company’s right to unilaterally terminate the research program. The Company will fund research activities at a minimum of $3.0 million each year for three years with research development activities conducted by both the Company and Isis. If the Company develops and commercializes drugs utilizing ssRNAi technology on its own or with a partner, Isis could potentially receive milestone payments, totaling up to $18.5 million per product, as well as royalties. Also, initially, Isis is eligible to receive up to 50 percent of any sublicense payments due to the Company from a third party based on the Company’s partnering of ssRNAi products, which amount will decline over time as the Company’s investment in the technology and drugs increases. In turn, the Company is eligible to receive up to five percent of any sublicense payments due to Isis from a third party based on Isis’ partnering of ssRNAi products.
          The Company has the unilateral right to terminate the research program before September 30, 2010, in which event any licenses to ssRNAi products granted by Isis to the Company under the Amended and Restated Isis Agreement, and any obligation thereunder by the Company to pay milestone payments, royalties or sublicense payments to Isis for such ssRNAi products, would also terminate.

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
          We are applying our technological expertise to build a pipeline of RNAi therapeutics to address significant medical needs, many of which cannot effectively be addressed with small molecules or antibodies, the current major classes of drugs. Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. In February 2008, we reported positive results from our Phase II experimental RSV infection clinical trial, referred to as the GEMINI study. The GEMINI study was designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01. In this study, ALN-RSV01 was found to be safe and well tolerated and demonstrated statistically significant anti-viral activity, including an approximately 40% reduction in viral infection and a 95% increase in infection-free patients (p<0.01), as compared to placebo. In April 2008, we initiated a second Phase II human clinical trial, which is currently ongoing, to assess the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV. We have formed collaborations with Cubist Pharmaceuticals, Inc., or Cubist, and Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko, for the development and commercialization of products for RSV. We will jointly develop and commercialize products for RSV with Cubist in North America, Cubist has responsibility for developing and commercializing these products in the rest of the world outside of Asia, and Kyowa Hakko has the responsibility for developing and commercializing these products in Asia.
          In December 2008, we submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA, for ALN-VSP, our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. We received clearance from the FDA in January 2009 and initiated the Phase I study in March 2009. The Phase I study, being conducted in the United States, is a multi-center, open label, dose escalation study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in approximately 55 patients with advanced solid tumors with liver involvement, who have failed to respond to or have progressed after standard treatment.
          We are also working on a number of programs in pre-clinical development, including:
•	ALN-PCS, an RNAi therapeutic targeting a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia;

•	ALN-TTR, an RNAi therapeutic candidate targeting the transthyretin, or TTR, gene for the treatment of TTR amyloidosis, which we advanced to a development program during 2008; and

•	ALN-HTT, an RNAi therapeutic for the treatment of Huntington’s disease, which we are developing in collaboration with Medtronic, Inc., or Medtronic.
          In addition to these development efforts, we are conducting research activities to discover RNAi therapeutics to treat various diseases. The diseases for which we have discovery programs include: viral hemorrhagic fever, including the Ebola virus, which can cause severe, often fatal infection and poses a potential biological safety risk and bioterrorism threat; progressive multifocal leukoencephalopathy, or PML, which is a disease of the central nervous system caused by viral infection in immune compromised patients; and Parkinson’s disease, a progressive brain disease which is characterized by uncontrollable tremor, and in some cases, may result in dementia. We are also pursuing many other undisclosed internal programs.
          In addition to these programs, as part of our collaborations with Novartis Pharma AG, or Novartis, and Takeda Pharmaceutical Company Limited, or Takeda, we have research activities to discover RNAi therapeutics directed to a number of undisclosed targets. Our alliance with F. Hoffmann-La Roche Ltd, or Roche, also contemplates such research activities.
          We are working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics directly to specific sites of disease, such as the delivery of ALN-RSV01 to the lungs, which we refer to as Direct RNAi. We also are working to extend our capabilities to advance the development of RNAi therapeutics that are administered by intravenous, subcutaneous or intramuscular approaches, which we refer to as Systemic RNAi. We have numerous RNAi therapeutic delivery collaborations and intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options, including with respect to Direct RNAi and Systemic RNAi. For example, in May of 2007, we entered into an agreement with the Massachusetts Institute of Technology, or MIT, Center for Cancer Research under which we are sponsoring an exclusive five-year research program focused on the delivery of RNAi therapeutics. In addition, during 2007, we obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira Pharmaceuticals Corporation, or Tekmira, for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In May 2008, Tekmira acquired Protiva Biotherapeutics Inc., or Protiva. In connection with this acquisition, we entered into new agreements with Tekmira and Protiva, which provide us access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. Under the new agreements with Tekmira and Protiva, we continue to have exclusive rights to the Semple (U.S. Patent No. 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents for RNAi, which we believe are critical for the use of cationic liposomal delivery technology.
          As noted above, we are developing ALN-VSP, a systemically delivered RNAi therapeutic candidate, for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. ALN-VSP comprises two siRNAs formulated using stable nucleic acid-lipid particles, or SNALP, technology from Tekmira. We also have rights to use SNALP technology in the advancement of our other systemically delivered RNAi therapeutic programs, including ALN-PCS for the treatment of hypercholesterolemia and ALN-TTR for the treatment of TTR amyloidosis.
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
          In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis, Biogen Idec Inc., or Biogen Idec, Roche, Takeda, Kyowa Hakko and Cubist. In April 2009, we expanded our existing agreement with Isis to focus on the development of single-stranded RNAi, or ssRNAi, technology. We have also entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH. We have established collaborations with and, in some instances, received funding from major medical and disease associations. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRxtm program and to research companies that commercialize RNAi reagents or services under our research product licenses.
          We also seek opportunities to form new ventures in areas outside our core strategic focus. For example, in 2007, we and Isis established Regulus Therapeutics Inc., formerly Regulus Therapeutics LLC, or Regulus, a company focused on the discovery, development and commercialization of microRNA-based therapeutics. Because microRNAs are believed to regulate whole networks of genes that can be involved in discrete disease processes, microRNA-based therapeutics represent a possible new approach to target the pathways of human disease. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures to be formed.
          As noted above, in January 2009, we entered into a license and collaboration agreement with Cubist to develop and commercialize therapeutic products based on certain of our RNAi technology for the treatment of RSV. Under the Cubist agreement, licensed products include ALN-RSV01, which is currently in Phase II clinical development for the treatment of RSV infection in adult lung transplant patients, as well as several other second-generation RNAi-based RSV inhibitors, which currently are in pre-clinical studies. Under the terms of the Cubist agreement, we and Cubist will share responsibility for developing licensed products in North America and will each bear one-half of the related development costs. Cubist will have the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between the us and Cubist. Throughout the rest of the world, excluding Asia, where we have partnered our ALN-RSV program with Kyowa Hakko, Cubist will have an exclusive, royalty-bearing license to develop and commercialize licensed products. In consideration for the rights granted to Cubist under the Cubist agreement, Cubist made a $20.0 million upfront cash payment to us. Cubist also has an obligation to pay us milestone payments, totaling up to an aggregate of $82.5 million, upon the achievement of specified development and sales events in the royalty territory. In addition, if licensed products are successfully developed, Cubist will be required to pay us double digit royalties on net sales of licensed products in the royalty territory, if any, subject to offsets under certain circumstances. A more complete description of the Cubist agreement is set forth below under “Strategic Alliances.”
          We commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of March 31, 2009, we had an accumulated deficit of $260.1 million. Through March 31, 2009, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through March 31, 2009, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding and license fee revenues.
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
Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Our most advanced program is focused on the treatment of RSV infection and is in Phase II clinical studies. In January 2009, we received clearance from the FDA to proceed with a Phase I study of ALN-VSP for the treatment of patients with advanced solid tumors with liver involvement. We initiated our ALN-VSP Phase I study in March 2009. Our other development programs are focused on the treatment of hypercholesterolemia, TTR amyloidosis and Huntington’s disease. In addition to these development programs, we have discovery programs to develop RNAi therapeutics for the treatment of a broad range of diseases, such as viral hemorrhagic fever, including the Ebola virus, PML, Parkinson’s disease and many other undisclosed programs, as well as several other diseases that are the subject of our strategic alliances. We are also working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics both directly to the specific sites of disease and systemically, and we intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options.
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
•	our ability to progress product candidates into pre-clinical and clinical trials;

•	the scope, rate and progress of our pre-clinical trials and other research and development activities, including those related to developing safe and effective ways of delivering siRNAs into cells and tissues;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaborative, licensing and other arrangements that we may establish;

•	the cost, timing and success of regulatory filings and approvals or potential changes in regulations that govern our industry or the way in which they are interpreted or enforced;

•	the cost and timing of establishing sufficient sales, marketing and distribution capabilities;

•	the cost and timing of establishing sufficient clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.
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
          We also seek opportunities to form new ventures in areas outside our core strategic focus. For example, we formed Regulus, together with Isis, to capitalize on our technology and intellectual property in the field of microRNA-based therapeutics. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures to be formed.
          To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of March 31, 2009, we had granted such licenses, on both an exclusive and nonexclusive basis, to approximately 20 companies.

          Since delivery of RNAi therapeutics remains a major objective of our research activities, we also look to form collaboration and licensing agreements with other companies and academic institutions to gain access to delivery technologies. For example, we have formed agreements with Tekmira and MIT, among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max Planck Innovation, Tekmira and MIT, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. In April 2009, we expanded our existing agreement with Isis to focus on the development of ssRNAi technology.
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
          Cubist Alliance. In January 2009, we entered into a license and collaboration agreement with Cubist to develop and commercialize therapeutic products based on certain of our RNAi technology for the treatment of RSV, including ALN-RSV01, which is currently in Phase II clinical trials for the treatment of RSV infection in adult lung transplant patients, as well as several other second-generation RNAi-based RSV inhibitors, which currently are in pre-clinical studies.
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
          We have determined that the deliverables under the Cubist agreement include the licenses, technology transfer related to the ALN-RSV program, the joint steering committee, and the development and manufacturing services that we will be obligated to perform. We have determined that, pursuant to Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, the deliverables and undelivered services are not separable and, accordingly, the licenses and services are being treated as a single unit of accounting.
          When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition pattern on the final deliverable. Under the Cubist agreement, the last element to be delivered is the joint steering committee service, which has an expected life of no more than seven years. We are recognizing the upfront payment of $20.0 million on a straight-line basis over seven years because we are unable to reasonably estimate the level of effort to fulfill our performance obligations. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. We will continue to reassess whether we can reasonably estimate the level of effort required to fulfill our obligations under the Cubist agreement. When, and if, we can make a reasonable estimate of its remaining efforts under the collaboration, we will modify our method of recognition and utilize a proportional performance method.
          Under the terms of the Cubist agreement, we and Cubist will share responsibility for developing Licensed Products in North America and will each bear one-half of the related development costs. For revenue generating arrangements that involve cost sharing between both parties, we apply the provisions of EITF Issue No. 07-1 “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As we are not considered the principal in this agreement, pursuant to EITF 07-1, we will record any amounts due from Cubist as a reduction of research and development costs. For the three months ended March 31, 2009, we and Cubist incurred $3.6 million under the Cubist agreement. Amounts due from Cubist of $1.8 million have been recorded as a reduction of research and development expense. As such, we recorded net research and development expenses of $1.8 million in our condensed consolidated statements of operations for the three months ended March 31, 2009.
          Amended and Restated Isis Collaboration. In May 2009, we and Isis amended and restated our existing strategic collaboration and license agreement. As part of the amended and restated Isis agreement, we and Isis have expanded our collaborative efforts to focus on the development of ssRNAi technology. As it is known to occur in nature, the RNAi pathway is mediated by short double-stranded RNA oligonucleotides called siRNAs. To date, efforts aimed at harnessing this pathway to silence disease-causing proteins have used double-stranded siRNAs. Using its expertise, in oligonucleotide chemistry and design, Isis has discovered strategies for designing single-stranded oligonucleotides that may act through the RNAi mechanism. With further development, these chemically modified, single-stranded, RNA-like oligonucleotides could have improved properties for systemic administration while harnessing certain advantages of the RNAi mechanism.
          Under the amended and restated Isis agreement, we obtained from Isis a co-exclusive, worldwide license to Isis’ current and future patents and patent applications relating to chemistry and RNA-targeting mechanisms to research, develop and commercialize ssRNAi products for a limited number of gene targets to be designated by us. We and Isis will have the opportunity to discover and develop drugs employing the ssRNAi technology. In addition to entering into the new collaboration, we and Isis also agreed to extend our broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004.
          Under the terms of the amended and restated Isis agreement, we will potentially pay Isis up to an aggregate of $31.0 million in license fees, payable in four tranches, that include $11.0 million on signing, $10.0 million 18 months following signing, or if and when in vivo efficacy in rodents is demonstrated if sooner, $5.0 million upon achievement of in vivo efficacy in non-human primates, and $5.0 million upon initiation of the first clinical trial with an ssRNAi drug, subject to our right to unilaterally terminate the research program. We will fund research activities at a minimum of $3.0 million each year for three years with research development activities conducted by both us and Isis. If we develop and commercialize drugs utilizing ssRNAi technology on our own or with a partner, Isis could potentially receive milestone payments, totaling up to $18.5 million, as well as royalties. Also, initially, Isis is eligible to receive up to 50 percent of any sublicense payments due to us from a third party based on our partnering of ssRNAi products, which amount will decline over time as the our investment in the technology and drugs increases. In turn, we are eligible to receive up to five percent of any sublicense payments due to Isis from a third party based on Isis’ partnering of ssRNAi products.

          We have the unilateral right to terminate the research program before September 30, 2010, in which event any licenses to ssRNAi products granted by Isis to us under the amended and restated Isis agreement, and any obligation thereunder by us to pay milestone payments, royalties or sublicense payments to Isis for such ssRNAi products, would also terminate.
Regulus
          In September 2007, we and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA-based therapeutics. Regulus combines our and Isis’ technologies, know-how and intellectual property relating to microRNA-based therapeutics. Since microRNAs are believed to regulate the expression of broad networks of genes and biological pathways, microRNA-based therapeutics define a new and potentially high-impact strategy to target multiple points on disease pathways. Regulus, which had initially been established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc.
          In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA-based therapeutics as well as certain patents in the microRNA field. In addition, we made an initial cash contribution to Regulus of $10.0 million, resulting in us and Isis making initial capital contributions to Regulus of approximately equal aggregate value. In addition, in March 2009, we and Isis each purchased $10.0 million of Series A preferred stock of Regulus. We and Isis currently own approximately 49% and 51%, respectively, of Regulus and there are currently no other third party investors in Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.
          We, Isis and Regulus have also entered into a license and collaboration agreement to pursue the discovery, development and commercialization of therapeutic products directed to microRNAs. Under the terms of the license and collaboration agreement, we and Isis assigned to Regulus specified patents and contracts covering microRNA-specific technology. In addition, each of us granted to Regulus an exclusive, worldwide license under our rights to other microRNA-related patents and know-how to develop and commercialize therapeutic products containing compounds that are designed to interfere with or inhibit a particular microRNA, subject to our and Isis’ existing contractual obligations to third parties. Regulus also has the right to request a license from us and Isis to develop and commercialize therapeutic products directed to other microRNA compounds, which license is subject to our and Isis’ approval and to each such party’s existing contractual obligations to third parties. Regulus granted to us and Isis an exclusive license to technology developed or acquired by Regulus for use solely within our respective fields (as defined in the license and collaboration agreement), but specifically excluding the right to develop, manufacture or commercialize the therapeutic products for which we and Isis granted rights to Regulus.
          Regulus’ most advanced program, which is in pre-clinical research, is a microRNA-based therapeutic candidate that targets miR-122, an endogenous host gene required for viral infection by the hepatitis C virus, or HCV. HCV infection is a significant disease worldwide, for which emerging therapies target viral genes and, therefore, are prone to viral resistance. Regulus is also pursuing a program that targets miR-21. Pre-clinical studies by Regulus and collaborators have shown that miR-21 is implicated in several therapeutic areas, including heart failure and fibrosis. In addition to these programs, Regulus is also actively exploring additional areas for development of microRNA-based therapeutics, including cancer, other viral diseases, metabolic disorders and inflammatory diseases.
          In April 2008, Regulus entered into a worldwide strategic alliance with GlaxoSmithKline, or GSK, to discover, develop and market novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million evidenced by a promissory note (guaranteed by Isis and us) that will convert into Regulus common stock under certain specified circumstances. Regulus could be eligible to receive development, regulatory and sales milestone payments for each of the four microRNA-targeted therapeutics discovered and developed as part of the alliance, and would also receive royalty payments on worldwide sales of products resulting from the alliance, if any.
Intellectual Property
          The strength of our intellectual property portfolio relating to the development and commercialization of siRNAs as therapeutics is essential to our business strategy. We own or license issued patents and pending patent applications in the United States and in key markets around the world claiming fundamental features of siRNAs and RNAi therapeutics as well as those claiming crucial chemical modifications and promising delivery technologies. Specifically, we have a portfolio of patents, patent applications and other intellectual property covering: fundamental aspects of the structure and uses of siRNAs, including their use as therapeutics, and RNAi-related mechanisms; chemical modifications to siRNAs that improve their suitability for therapeutic uses; siRNAs directed to specific targets as treatments for particular diseases; delivery technologies, such as in the field of cationic liposomes; and all aspects of our specific development candidates.
          We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property estate for RNAi therapeutics includes over 1,800 active cases and over 700 granted or issued patents, of which over 300 are issued or granted in the United States, the European Union and Japan. We continue to seek to grow our portfolio through the creation of new technology in this field. In addition, we are very active in our evaluation of third-party technology, as most recently evidenced by our acquisition of the intellectual property in the emerging biological field of RNAa.
          Our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including Isis, Medtronic, Novartis, Biogen, Roche, Takeda, Kyowa Hakko and Cubist, as well as license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.
          Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against any challenges that have arisen or may arise in this area.
     Critical Accounting Policies and Estimates
          There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 2, 2009.
     Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2009	2008
Net revenues	$25,057	$22,192
Operating expenses	33,037	26,149
Loss from operations	(7,980)	(3,957)
Net loss	$(7,889)	$(1,239)
     Revenues
          The following table summarizes our total consolidated net revenues, for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2009	2008
Roche	$ 13,828	$ 13,411
Takeda	5,417	—
Novartis	2,679	3,252
Government contract	1,804	4,933
Other research collaborator	883	238
InterfeRx program, research reagent license and other	446	358

Total net revenues from research collaborators	$ 25,057	$ 22,192

          Revenues increased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily as a result of our alliance with Takeda. In June 2008, we received upfront cash payments totaling $100.0 million under the Takeda alliance and in October 2008, we received the first technology transfer milestone payment of $20.0 million. Takeda is required to make an additional $30.0 million in near-term payments to us upon achievement of specified technology transfer milestones. The $150.0 million in upfront and technology transfer milestone payments made or due to us under the Takeda alliance are being recognized as revenue on a straight-line basis over seven years.
          For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, government contract revenues decreased significantly primarily due to the wind down of our collaboration with DTRA. Following a program review, in February 2009 we and DTRA determined not to continue this program and accordingly, no additional funds will be accessed.
          The decrease in Novartis revenues in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due in part to a reduction in the number of resources allocated to the broad Novartis alliance.
          For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, other research collaborator revenues increased due primarily to our alliance with Cubist. In consideration for the rights granted to Cubist under the agreement, in January 2009, Cubist paid us an upfront cash payment of $20.0 million. We are recognizing this $20.0 million payment as revenue on a straight-line basis over seven years.
          Total deferred revenue of $331.5 million at March 31, 2009 consists of payments we have received from collaborators, primarily Roche, Takeda, Kyowa Hakko and Cubist, but have not yet recognized pursuant to our revenue recognition policies.
          For the foreseeable future, we expect our revenues to continue to be derived primarily from our alliances with Roche, Takeda, Novartis and Cubist, as well as other strategic alliances, collaborations, government contracts and licensing activities.
          Operating expenses
          The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months	% of Total	Three Months	% of Total
	Ended	Operating	Ended	Operating	Increase
	March 31, 2009	Expenses	March 31, 2008	Expenses	$	%
Research and development	$25,321	77%	$20,277	78%	$5,044	25%
General and administrative	7,716	23%	5,872	22%	1,844	31%

Total operating expenses	$33,037	100%	$26,149	100%	$6,888	26%

          Research and development. The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months	% of
	Ended	% of Expense	Ended March 31,	Expense	Increase (Decrease)
	March 31, 2009	Category	2008	Category	$	%
Research and development
Compensation and related	$5,573	22%	$3,803	19%	$1,770	47%
Clinical trial and manufacturing	4,648	18%	4,640	23%	8	* %
External services	4,219	17%	5,663	28%	(1,444)	(26)%
Facilities-related	2,939	12%	1,913	10%	1,026	54%
Non-cash stock-based compensation	3,034	11%	2,314	11%	720	31%
License fees	2,260	9%	37	* %	2,223	6008%
Lab supplies and materials	2,185	9%	1,432	7%	753	53%
Other	463	2%	475	2%	(12)	(3)%

Total research and development expenses	$25,321	100%	$20,277	100%	$5,044	25%

*	Indicates less than 1%

          Research and development expenses increased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due primarily to higher license fees payable to certain entities, primarily Isis, as a result of the Cubist alliance and the initiation of our ALN-VSP Phase I clinical study. Compensation and related expenses, lab supplies and materials, and facilities-related expenses increased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to additional research and development headcount to support our alliances and expanding product pipeline. Partially offsetting these increases was a decrease in external services primarily due to the wind down of our collaboration with DTRA. Following a program review, in February 2009 we and DTRA determined not to continue this program and, accordingly, no additional expenses for this program will be incurred. In addition, under the terms of our January 2009 agreement with Cubist, we and Cubist each bear one-half of the development costs for our ALN-RSV program. Accordingly, for the three months ended March 31, 2009, we recorded a reduction of research and development expenses of $1.8 million.
          We expect to continue to devote a substantial portion of our resources to research and development expenses and we expect that research and development expenses will remain consistent or increase slightly in 2009 as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies.
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
          General and administrative. The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of	Increase
	Ended	Expense	Ended	Expense	(Decrease)
	March 31, 2009	Category	March 31, 2008	Category	$	%
General and administrative
Consulting and professional services	$2,333	30%	$1,648	28%	$685	42%
Non-cash stock-based compensation	2,103	27%	1,506	26%	597	40%
Compensation and related	1,724	22%	1,430	24%	294	21%
Facilities-related	660	9%	726	12%	(66)	(9)%
Insurance	189	3%	148	3%	41	28%
Other	707	9%	414	7%	293	71%

Total general and administrative Expenses	$7,716	100%	$5,872	100%	$1,844	31%

          The increase in general and administrative expenses during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due primarily to higher professional service fees related to business activities, an increase in general and administrative headcount over the past year to support our growth and higher non-cash stock-based compensation.
          Other income (expense)
          Equity in loss of joint venture (Regulus Therapeutics Inc.) was $1.5 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively, related to our share of the net losses incurred by Regulus, which was formed in September 2007. Through December 31, 2008, we were recognizing the first $10.0 million of losses of Regulus as equity in loss of joint venture (Regulus Therapeutics Inc.) in our condensed consolidated statements of operations because we were responsible for funding those losses through our initial $10.0 million cash contribution. Beginning in January 2009, in connection with the conversion of Regulus to a C corporation, we are recognizing approximately 49% of the income and losses of Regulus.

          Interest income was $2.0 million for the three months ended March 31, 2009 as compared to $4.7 million for the three months ended March 31, 2008. The decrease was due to significantly lower average interest rates, partially offset by higher average cash, cash equivalent and marketable securities balances resulting primarily from the $120.0 million in proceeds we received in 2008 from our alliance with Takeda.
          Interest expense was zero for the three months ended March 31, 2009 as compared to $0.2 million for the three months ended March 31, 2008. Interest expense in the three months ended March 31, 2008 was related to borrowings under our lines of credit used to finance capital equipment purchases. In December 2008, we defeased the aggregate outstanding balance under these credit lines and expect to have no interest expense in 2009.
          Income tax expense, primarily as a result of our alliances with Roche and Takeda, was $0.7 million for the three months ended March 31, 2009 as compared to $0.2 million for the three months ended March 31, 2008.
Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2009	2008
Net loss	$(7,889)	$(1,239)
Adjustments to reconcile net loss to net cash provided by operating activities	8,296	6,474
Changes in operating assets and liabilities	824	(13,893)

Net cash provided by (used in) operating activities	1,231	(8,658)
Net cash provided by investing activities	34,125	100,244
Net cash provided by (used in) financing activities	210	(472)
Effect of exchange rate on cash	(90)	10

Net increase in cash and cash equivalents	35,476	91,124
Cash and cash equivalents, beginning of period	191,792	105,157

Cash and cash equivalents, end of period	$227,268	$196,281

          Since we commenced operations in 2002, we have generated significant losses. As of March 31, 2009, we had an accumulated deficit of $260.1 million. As of March 31, 2009, we had cash, cash equivalents and marketable securities of $504.7 million, compared to cash, cash equivalents and marketable securities of $512.7 million as of December 31, 2008. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the three months ended March 31, 2009.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, cash provided by operating activities of $1.2 million was due primarily to the proceeds received from our 2008 alliance with Takeda and our January 2009 alliance with Cubist. Offsetting the proceeds from the Takeda and Cubist alliances, the main components of our use of cash in operating activities for the three months ended March 31, 2009 consisted of the net loss, the net decrease in income taxes payable of $5.1 million and other changes in our working capital. Cash provided by operating activities is adjusted for non-cash items to reconcile net loss to net cash provided by or used in operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture and depreciation and amortization. We had an increase in deferred revenue of $1.5 million for the three months ended March 31, 2009, as well as an increase in accounts payable of $6.1 million.
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
          Investing activities
          For the three months ended March 31, 2009, net cash provided by investing activities of $34.1 million resulted primarily from net sales and maturities of marketable securities of $43.0 million. Partially offsetting this amount was an additional $10.0 million investment in Regulus, and purchases of property and equipment of $1.9 million related to the expansion of our Cambridge facility. For the three months ended March 31, 2008, net cash provided by investing activities of $100.2 million resulted primarily from net sales of marketable securities of $103.2 million offset by $2.9 million in purchases of property and equipment.
          Financing activities
          For the three months ended March 31, 2009, net cash provided by financing activities was $0.2 million and was due to proceeds from the issuance of common stock. For the three months ended March 31, 2008, net cash used in financing activities was $0.5 million and resulted from $0.9 million paid under notes payable, offset by $0.4 million of proceeds received from the issuance of common stock.
          During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, investment securities and raising capital generally, which have had a material adverse impact on their liquidity. In addition, the current economic downturn has severely diminished the availability of capital and may limit our ability to access these markets to obtain financing in the future. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, for which we have not recognized any impairment charges, together with the cash we expect to generate under our current alliances, including our Novartis, Roche, Takeda and Cubist alliances, will be sufficient to fund our planned operations for at least the next several years, during which time we expect to further the development of our product candidates, conduct clinical trials, extend the capabilities of our technology platform and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop, commence clinical trials for and commercialize any product candidates.
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
          Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2008. In January 2009, we and Tekmira entered into a manufacturing and supply agreement under which we committed to pay Tekmira up to Cdn. $11.2 million ($9.0 million at March 31, 2009) over a three year period beginning in January 2009.
Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board, or FASB, reached a consensus on EITF 07-1, which requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Further, EITF 07-1 clarifies that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9. EITF 07-1 became effective on January 1, 2009. The adoption of EITF 07-1 did not have a material impact on our condensed consolidated financial statements, however, it resulted in enhanced disclosures for our collaboration activities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at March 31, 2009 would impact the net fair value of such interest-sensitive financial instruments by $2.0 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities as of March 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          We have experienced significant operating losses since our inception. As of March 31, 2009, we had an accumulated deficit of $260.1 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
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
          Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
          If our estimates and predictions relating to these factors are incorrect, we may need to modify our operating plan.
          We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision. In May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share. In May 2009, Novartis purchased 65,922 shares of our common stock at a purchase price of $17.50 per share, allowing Novartis to maintain its current ownership position of 13.4% of the Company’s outstanding common stock. While the exercise of these rights by Novartis has provided us with an aggregate of $6.6 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
If the estimates we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.
          Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.
The investment of our cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
          At March 31, 2009, we had $504.7 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. For example, due to recent market conditions, interest rates have fallen, and accordingly, despite a higher average cash balance for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, our interest income decreased to $2.0 million from $4.7 million, respectively. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
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
          In July 2007, we entered into a license and collaboration agreement with Roche. Under the license and collaboration agreement we granted Roche a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties. The license is limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases and may be expanded to include up to 18 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Roche of an additional $50.0 million for each additional therapeutic area, if any. In addition, in exchange for our contributions under the collaboration agreement, for each RNAi therapeutic product successfully developed by Roche, its affiliates, or sublicensees under the collaboration agreement, if any, we are entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any. In May 2008, we entered into a similar license and collaboration agreement with Takeda, which is limited to the therapeutic areas of oncology and metabolic diseases, and which may be expanded to include up to 20 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Takeda of an additional $50.0 million for each additional therapeutic area, if any. For each RNAi therapeutic product successfully developed by Takeda, its affiliates and sublicensees, if any, we are entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any. In addition, we have agreed that for a period of five years, we will not grant any other party rights to develop RNAi therapeutics in the Asian territory.
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
          We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional alliances in the future. For example, we intend to enter into (1) non-exclusive platform alliances which will enable our collaborators to develop RNAi therapeutics and will bring in additional funding with which we can develop our RNAi therapeutics, and (2) alliances to jointly develop specific drug candidates and to jointly commercialize RNAi therapeutics, if they are approved, and/or ex-U.S. market geographic partnerships on specific RNAi therapeutic programs. In such alliances, we may expect our collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. For example, under our collaboration with Medtronic, we are jointly developing ALN-HTT, an RNAi therapeutic for Huntington’s disease, which would be delivered using an implanted infusion device developed by Medtronic. The success of this collaboration will depend, in part, on Medtronic’s expertise in the area of delivery by infusion device. In other alliances, we may expect our collaborators to develop, market and sell certain of our product candidates. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will jointly develop and commercialize products for RSV with Cubist in North America. We will rely entirely on Cubist for the development and commercialization of products for RSV in the rest of the world outside of Asia, where we will rely on Kyowa Hakko for development and commercialization of products for RSV. If Cubist and Kyowa Hakko are not successful in their commercialization efforts, our future revenues for RSV may be adversely affected.
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
          For example, in August 2007, DTRA awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus infection. When granted, this federal contract provided for potential funding of up to $38.6 million through February 2011. Of this amount, the government initially committed to pay us up to $10.9 million through February 2009, which term includes a six-month extension granted by DTRA in July 2008. However, following a program review in early 2009, we and DTRA have determined not to continue this program and accordingly, the remaining funds will not be accessed.

Regulus is important to our business. If Regulus does not successfully develop drugs pursuant to this license and collaboration agreement or Regulus is sold to Isis or a third-party, our business could be adversely affected.
          In September 2007, we and Isis formed Regulus, of which we currently own approximately 49%, to discover, develop and commercialize microRNA-based therapeutics. Regulus intends to address therapeutic opportunities that arise from abnormal expression or mutations in microRNAs. Generally, we do not have rights to pursue microRNA-based therapeutics independently of Regulus. If Regulus is unable to discover, develop and commercialize microRNA-based therapeutics, our business could be adversely affected.
          In addition, subject to certain conditions, we and Isis each have the right to initiate a buy-out of Regulus’ assets, including Regulus’ intellectual property and rights to licensed intellectual property. Following the initiation of such a buy-out, we and Isis will mutually determine whether to sell Regulus to us, Isis or a third party. We may not have sufficient funds to buy out Isis’ interest in Regulus and we may not be able to obtain the financing to do so. In addition, Isis may not be willing to sell their interest in Regulus. If Regulus is sold to Isis or a third party, we may lose our rights to participate in the development and commercialization of microRNA-based therapeutics. If we and Isis are unable to negotiate a sale of Regulus, Regulus will distribute and assign its rights, interests and assets to us and Isis in accordance with our percentage interests, except for Regulus’ intellectual property and license rights, to which each of us and Isis will receive co-exclusive rights, subject to certain specified exceptions. In this event, we could face competition from Isis in the development of microRNA-based therapeutics.
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
          To the extent that we enter into manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner and consistent with regulatory requirements, including those related to quality control and quality assurance. The failure of a third-party manufacturer to perform its obligations as expected could adversely affect our business in a number of ways, including:

•	we may not be able to initiate or continue clinical trials of products that are under development;

•	we may be delayed in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;

•	we may lose the cooperation of our collaborators;

•	we may be required to cease distribution or recall some or all batches of our products; and

•	ultimately, we may not be able to meet commercial demands for our products.
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
          Since we commenced operations in 2002, we have grown substantially. As of March 31, 2009, we had approximately 173 employees in our facility in Cambridge, Massachusetts. Our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
Risks Related to Our Industry
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates
Any drug candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.
          Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of RSV infection. In January 2008, we completed our GEMINI study, a Phase II trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. We commenced a second Phase II trial in April 2008 to assess the safety and tolerability of ALN-RSV01 in adult lung transplant patients naturally infected with RSV and we intend to continue the clinical development of ALN-RSV01. In addition, in December 2008, we submitted an IND to the FDA for ALN-VSP, our first systemically delivered RNAi therapeutic. We are developing ALN-VSP for the treatment of certain liver cancers. We received clearance from the FDA in January 2009 to proceed with a Phase I study and initiated this study in March 2009. However, we may not be able to further advance these or any other product candidate through clinical trials. If we successfully enter into clinical studies, the results from pre-clinical testing or early clinical trials of a drug candidate may not predict the results that will be obtained in subsequent human clinical trials. For example, ALN-VSP and our other systemically delivered therapeutic candidates employ novel delivery formulations that have yet to be evaluated in human studies and have yet to be proven safe and effective in clinical trials. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
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
Even if we develop an RNAi therapeutic product for the prevention or treatment of infection by hemorrhagic fever viruses such as Ebola, governments may not elect to purchase such a product, which could adversely affect our business.
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
          Another development that may affect the pricing of drugs is Congressional action regarding drug reimportation into the United States. Recent proposed legislation has been introduced in Congress that, if enacted, would permit more widespread reimportation of drugs from foreign countries into the United States. This could include reimportation from foreign countries where the drugs are sold at lower prices than in the United States. Such legislation, or similar regulatory changes, could lead to a decrease in the price we receive for any approved products, which, in turn, could impair our ability to generate revenue. Alternatively, in response to legislation such as this, we might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of reimportation, which could also reduce the revenue we generate from our product sales.
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
          Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. While issued patents are presumed valid, this does not guarantee that the patent will survive a validity challenge or be held enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, adjudged unenforceable or circumvented by parties attempting to design around our intellectual property. Moreover, third parties or the U.S. Patent and Trademark Office, or USPTO, may commence interference proceedings involving our patents or patent applications. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
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
          We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Isis, MIT, the Whitehead Institute for Biomedical Research, Max Planck Innovation, Stanford University, Tekmira and The University of Texas Southwestern Medical Center. We also intend to enter into additional licenses to third party intellectual property in the future.
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
          In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Isis, GeneCare Research Institute Co., Ltd., Benitec Ltd., Calando Pharmaceuticals, Inc., Tekmira, Quark Biotech, Inc. and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck & Co., Inc., or Merck, was one of our collaborators and a licensee under our intellectual property for specified disease targets until September 2007, at which time we and Merck agreed to terminate our collaboration. As a result of its acquisition of Sirna Therapeutics Inc. in December 2006, and in light of the mutual termination of our collaboration, Merck, which has substantially more resources and experience in developing drugs than we do, may become a direct competitor.
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
          Following their purchase in May 2009 of an additional 65,922 shares of our common stock, Novartis holds 13.4% of our outstanding common stock and has the right to maintain its ownership percentage through the expiration or termination of our broad alliance. This concentration of ownership may harm the market price of our common stock by:
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
          In addition, our board of directors has adopted a stockholder rights plan, the provisions of which could make it difficult for a potential acquirer of Alnylam to consummate an acquisition transaction.
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

     ITEM 6. EXHIBITS

10.1	2009 Annual Incentive Program

10.2†	License and Collaboration Agreement entered into as of January 9, 2009 by and between the Registrant and Cubist Pharmaceuticals, Inc.

10.3†	Amended and Restated License and Collaboration Agreement, entered into as of January 1, 2009, by and among the Registrant, Isis Pharmaceuticals, Inc. and Regulus Therapeutics Inc.

10.4†	Founding Investor Rights Agreement entered into as of January 1, 2009, by and among Regulus Therapeutics Inc., Isis Pharmaceuticals, Inc. and the Registrant

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
Date: May 7, 2009	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)