Form 10-Q
period 2009-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2009-08-07
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of July 31, 2009, the registrant had 41,728,062 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008	3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008	4
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4. CONTROLS AND PROCEDURES	33

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	33

ITEM 1A. RISK FACTORS	34

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	55

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	55

ITEM 6. EXHIBITS	56

SIGNATURES	57

EXHIBIT INDEX
Ex-10.1 Amended and Restated 2004 Stock Incentive Plan
Ex-10.2 2009 Stock Incentive Plan
Ex-10.3 Amended and Restated Strategic Collaboration and License Agreement effective as of April 28, 2009 between Isis Pharmaceuticals, Inc. and the Registrant
Ex-10.4 Second Amendment to Lease, dated June 26, 2009, by and between the Registrant and ARE-MA Region No. 28, LLC
Ex-31.1 Section 302 Certification of the Principal Executive Officer
Ex-31.2 Section 302 Certification of the Principal Financial Officer
Ex-32.1 Section 906 Certification of the Principal Executive Officer
Ex-32.2 Section 906 Certification of the Principal Financial Officer

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$147,870	$191,792
Marketable securities	119,368	238,596
Collaboration receivables	5,857	4,188
Prepaid expenses and other current assets	5,327	4,674
Restricted cash	—	2,999

Total current assets	278,422	442,249
Marketable securities	206,533	82,321
Property and equipment, net	18,483	19,194
Deferred tax assets	5,606	5,382
Investment in joint venture (Regulus Therapeutics Inc.)	8.901	1,583
Intangible assets, net	708	795
Restricted cash, net of current portion	—	3,152

Total assets	$518,653	$554,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,463	$2,588
Accrued expenses	9,908	9,328
Income taxes payable	1,829	6,111
Deferred rent	1,561	1,561
Deferred revenue	82,570	79,864

Total current liabilities	102,331	99,452
Deferred rent, net of current portion	1,951	2,732
Deferred revenue, net of current portion	229,669	250,121
Other long-term liabilities	220	246

Total liabilities	334,171	352,551

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 41,705,344 shares issued and outstanding at June 30, 2009; 41,413,828 shares issued and outstanding at December 31, 2008	417	414
Additional paid-in capital	465,277	452,767
Accumulated other comprehensive income	1,621	1,186
Accumulated deficit	(282,833)	(252,242)

Total stockholders’ equity	184,482	202,125

Total liabilities and stockholders’ equity	$518,653	$554,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues from research collaborators	$24,601	$23,833	$49,658	$46,025

Operating expenses:
Research and development (1)	38,615	29,558	63,936	49,835
General and administrative (1)	8,398	7,106	16,114	12,978

Total operating expenses	47,013	36,664	80,050	62,813

Loss from operations	(22,412)	(12,831)	(30,392)	(16,788)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(816)	(1,605)	(2,286)	(3,234)
Interest income	1,458	3,547	3,506	8,249
Interest expense	—	(208)	—	(440)
Other (expense) income	(24)	(412)	154	(330)

Total other income (expense)	618	1,322	1,374	4,245

Loss before income taxes	(21,794)	(11,509)	(29,018)	(12,543)
Provision for income taxes	(908)	(1,251)	(1,573)	(1,456)

Net loss	$(22,702)	$(12,760)	$(30,591)	$(13,999)

Net loss per common share — basic and diluted	$(0.55)	$(0.31)	$(0.74)	$(0.34)

Weighted average common shares used to compute basic and diluted net loss per common share	41,520	40,908	41,460	40,821

Comprehensive loss:
Net loss	$(22,702)	$(12,760)	$(30,591)	$(13,999)
Foreign currency translation	(23)	(499)	(113)	(489)
Unrealized gain (loss) on marketable securities	1,021	(1,808)	548	(1,472)

Comprehensive loss	$(21,704)	$(15,067)	$(30,156)	$(15,960)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$3,248	$2,857	$6,282	$5,171
General and administrative	2,164	1,691	4,267	3,197
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(30,591)	$(13,999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,745	2,297
Deferred income taxes	(250)	32
Non-cash stock-based compensation	10,153	8,886
Charge for 401(k) company stock match	249	192
Equity in loss of joint venture (Regulus Therapeutics Inc.)	2,682	2,717
Changes in operating assets and liabilities:
Proceeds from landlord for tenant improvements	—	581
Collaboration receivables	(1,669)	(95)
Prepaid expenses and other assets	(653)	(1,256)
Accounts payable	3,875	2,414
Income taxes payable	(4,282)	1,221
Accrued expenses and other	(201)	(2,998)
Deferred revenue	(17,746)	86,358

Net cash (used in) provided by operating activities	(34,688)	86,350

Cash flows from investing activities:
Purchases of property and equipment	(2,947)	(7,198)
Decrease in restricted cash	6,151	—
Purchases of marketable securities	(267,988)	(283,536)
Sales and maturities of marketable securities	263,552	341,722
Investment in joint venture (Regulus Therapeutics Inc.)	(10,000)	—

Net cash (used in) provided by investing activities	(11,232)	50,988

Cash flows from financing activities:
Proceeds from issuance of common stock	957	1,476
Proceeds from issuance of shares to Novartis	1,154	5,408
Repayments of notes payable	—	(1,852)

Net cash provided by financing activities	2,111	5,032

Effect of exchange rate on cash	(113)	9

Net (decrease) increase in cash and cash equivalents	(43,922)	142,379
Cash and cash equivalents, beginning of period	191,792	105,157

Cash and cash equivalents, end of period	$147,870	$247,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2008, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
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
Use of Estimates
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
          The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Six Months
	Ended June 30,
	2009	2008
Options to purchase common stock	7,071	5,595
Unvested restricted common stock	29	57

	7,100	5,652

Fair Value Measurements
          Effective January 1, 2009, the Company implemented SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The implementation of SFAS 157 for those assets and liabilities did not have a material impact on the Company’s operating results or financial position, however, could have an impact in future periods. The Company did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of June 30, 2009.
          The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted
		Prices in	Significant	Significant
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$144,415	$143,576	$839	$—
Marketable securities (fixed income)
Government obligations	177,019	—	177,019	—
Corporate notes	114,844	—	114,844	—
Commercial paper	31,964	—	31,964	—
Marketable securities (equity holdings)	2,074	—	2,074	—

Total	$470,316	$143,576	$326,740	$—

		Quoted
		Prices in	Significant	Significant
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$187,057	$167,293	$19,764	$—
Marketable securities (fixed income)	320,269	—	320,269	—
Marketable securities (equity holdings)	648	—	648	—

Total	$507,974	$167,293	$340,681	$—

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
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s condensed consolidated financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognizable or unrecognizable subsequent events.

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Statements — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), by removing the concept of a qualifying special-purpose entity from SFAS 140 and removing the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51” (“FIN 46R”) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not determined the effect that the adoption of SFAS 166 will have on its condensed consolidated financial statements but the effect will generally be limited to future transactions.
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46R, to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46R to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company has not determined the effect that the adoption of SFAS 167 will have on its condensed consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not impact the Company’s condensed consolidated financial statements.
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
          In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a Share Purchase Agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, which became effective in August 2007, the Company created a new, wholly-owned German limited liability company (“Roche Kulmbach”) into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from the Company all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe Purchase Agreement also included transition services that were performed by Roche Kulmbach employees at various levels through August 2008. The Company reimbursed Roche for these services at an agreed-upon rate. The Company recorded contra revenue (a reduction of revenues) of $0.5 million and $0.8 million for these services for the three and six months ended June 30, 2008, respectively.
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
          When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Application of this standard requires subjective determinations and requires management to make judgments about the value of each individual element and whether it is separable from the other aspects of the contractual relationship. The Company has determined that the deliverables under the Roche alliance include the license, the Alnylam Europe assets and employees, the steering committees (joint steering committee and future technology committee) and the services that the Company will be obligated to perform under the Discovery Collaboration. The Company has concluded that, pursuant to paragraph 9 of EITF 00-21, the license and assets of Alnylam Europe are not separable from the undelivered services (i.e., the steering committees and Discovery Collaboration) and, accordingly, the license and the services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Roche alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services will end, contractually, five years from the effective date of the LCA. The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Roche alliance. In particular, when the Discovery Collaboration commences, the Company may be able to make such an estimate. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. The Company recognized $14.0 million and $27.8 million in revenues in its condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively, and $13.4 million and $26.8 million in revenues for the three and six months ended June 30, 2008, respectively, under the Roche alliance.

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
          Pursuant to the Takeda Collaboration Agreement, the Company and Takeda have also agreed to collaborate on the research of RNAi therapeutics directed to one or two disease targets agreed to by the parties (the “Research Collaboration”), subject to the Company’s existing contractual obligations with third parties. Takeda also has the option, subject to certain conditions, to collaborate with the Company on the research and development of RNAi drug delivery technology for targets agreed to by the parties. In addition, Takeda has a right of first negotiation for the development and commercialization of the Company’s RNAi therapeutic products in the Asian territory, excluding the Company’s ALN-RSV program. In addition to the 50-50 profit sharing option, the Company has a similar right of first negotiation to participate with Takeda in the development and commercialization in the United States of licensed products. The collaboration between the Company and Takeda is governed by a joint technology transfer committee (the “JTTC”), a joint research collaboration committee (the “JRCC”) and a joint delivery collaboration committee (the “JDCC”), each of which is comprised of an equal number of representatives from each party.
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
          When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Takeda Collaboration Agreement, the last elements to be delivered are the JDCC and JTTC services, each of which has a life of no more than seven years. The Company is recognizing the upfront payment of $100.0 million, the first Technology Transfer Milestone of $20.0 million and the $30.0 million of remaining Technology Transfer Milestones, the receipt of which the Company believes is probable, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Takeda Collaboration Agreement. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method. The Company recognized $5.4 million and $10.8 million in revenues in its condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively, and $2.1 million in revenues for each of the three and six months ended June 30, 2008, under the Takeda Collaboration Agreement.
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
Discovery and Development Alliances
     Isis Collaboration and License Agreement
          In April 2009, the Company and Isis amended and restated their existing strategic collaboration and license agreement (as amended and restated, the “Amended and Restated Isis Agreement”), originally entered into in March 2004. Under this agreement, the Company and Isis agreed to extend the broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004, pursuant to which Isis granted the Company licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of double-stranded RNA products. The Company has the right to use Isis technologies in its development programs or in collaborations and Isis has agreed not to grant licenses under these patents to any other organization for the discovery, development and commercialization of double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. The Company granted Isis non-exclusive licenses to its current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. The Company also granted Isis the non-exclusive right to develop and commercialize double-stranded RNA products developed using RNAi technology against a limited number of targets. In addition, the Company granted Isis non-exclusive rights to research, develop and commercialize single-stranded RNA products.
          The Company agreed to pay Isis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product that the Company or a collaborator develops using Isis intellectual property. In addition, the Company agreed to pay to Isis a percentage of specified fees from strategic collaborations the Company may enter into that include access to the Isis intellectual property. Isis has agreed to pay the Company, per therapeutic target, a license fee of $0.5 million, and milestone payments totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product developed by Isis or a collaborator that utilizes the Company’s intellectual property. Isis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration.
          As part of the Amended and Restated Isis Agreement, the Company and Isis have expanded their collaborative efforts to focus on the development of single-stranded RNAi (“ssRNAi”) technology. Under the Amended and Restated Isis Agreement, the Company obtained from Isis a co-exclusive, worldwide license to Isis’ current and future patents and patent applications relating to chemistry and RNA-targeting mechanisms to research, develop and commercialize ssRNAi products for a limited number of gene targets to be designated by the Company. Each of the Company and Isis will have the opportunity to discover and develop drugs employing the ssRNAi technology. Under the terms of the Amended and Restated Isis Agreement, the Company will potentially pay Isis up to an aggregate of $31.0 million in license fees, payable in four tranches, that include $11.0 million on signing, $10.0 million 18 months following signing, or if and when in vivo efficacy in rodents is demonstrated if sooner, $5.0 million upon achievement of in vivo efficacy in non-human primates, and $5.0 million upon initiation of the first clinical trial with an ssRNAi drug, subject to the Company’s right to unilaterally terminate the research program. The Company has recorded the upfront payment of $11.0 million as research and development expense. The Company will expense each milestone payment when achievement of the milestone is considered probable. The Company will fund research activities at a minimum of $3.0 million each year for three years with research development activities conducted by both the Company and Isis. If the Company develops and commercializes drugs utilizing ssRNAi technology on its own or with a partner, Isis could potentially receive milestone payments, totaling up to $18.5 million per product, as well as royalties. Also, initially, Isis is eligible to receive up to 50 percent of any sublicense payments due to the Company from a third party based on the Company’s partnering of ssRNAi products, which amount will decline over time as the Company’s investment in the technology and drugs increases. In turn, the Company is eligible to receive up to five percent of any sublicense payments due to Isis from a third party based on Isis’ partnering of ssRNAi products.
          The Company has the unilateral right to terminate the research program before September 30, 2010, in which event any licenses to ssRNAi products granted by Isis to the Company under the Amended and Restated Isis Agreement, and any obligation thereunder by the Company to pay milestone payments, royalties or sublicense payments to Isis for such ssRNAi products, would also terminate.

     Novartis Broad Alliance
          In the second half of 2005, the Company entered into a series of transactions with Novartis Pharma AG and its affiliate, Novartis Institutes for BioMedical Research, Inc. (collectively, “Novartis”). In September 2005, the Company and Novartis executed a stock purchase agreement (the “Stock Purchase Agreement”) and an investor rights agreement (the “Investor Rights Agreement”). In October 2005, in connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Investor Rights Agreement became effective and the Company and Novartis executed a research collaboration and license agreement (the “Collaboration and License Agreement”). The Collaboration and License Agreement had an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2009, Novartis elected to further extend the term for the fifth and final planned year, through October 2010.
          Under the terms of the Stock Purchase Agreement, in October 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance. In addition, under the Investor Rights Agreement, the Company granted Novartis rights to acquire additional equity securities in the event that the Company proposes to sell or issue any equity securities, subject to specified exceptions, as described in the Investor Rights Agreement, such that Novartis would be able to maintain its then-current ownership percentage in the Company’s outstanding common stock. Pursuant to terms of the Investor Rights Agreement, in May 2008, Novartis purchased 213,888 shares of the Company’s common stock at a purchase price of $25.29 per share, resulting in an aggregate payment to the Company of $5.4 million. In May 2009, Novartis purchased 65,922 shares of the Company’s common stock at a purchase price of $17.50 per share, resulting in an aggregate payment to the Company of $1.2 million. This purchase allows Novartis to maintain its ownership position of 13.4% of the Company’s outstanding common stock. The exercise of this right does not result in any changes to existing rights or any additional rights to Novartis. Further, during the term described in the Investor Rights Agreement, Novartis is permitted to own no more than 19.9% of the Company’s outstanding shares.
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
          The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate into its operations the Company’s intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid-based molecules (the “Integration Option”). Novartis may exercise this Integration Option at any point during the research term, which expires in October 2010. In connection with the exercise of the Integration Option, Novartis would be required to make additional payments to the Company totaling $100.0 million, payable in full at the time of exercise, which payments would include an option exercise fee, a milestone based on the overall success of the collaboration and pre-paid milestones and royalties that could become due as a result of future development of products using the Company’s technology. In addition, under this license grant, Novartis may be required to make milestone and royalty payments to the Company in connection with the successful development and commercialization of RNAi therapeutic products, if any. The license grant under the integration option, if exercised by Novartis, would be structured similarly to the Company’s non-exclusive platform licenses with Roche and Takeda.
          The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase from Novartis. These payments, in addition to research funding and certain milestone payments, the receipt of which is considered probable, are being amortized into revenue using the proportional performance method over the estimated duration of the Collaboration and License Agreement or ten years. Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned. The Company recognized $2.2 million and $4.9 million in revenues in its condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively, and $3.2 million and $6.4 million in revenues for the three and six months ended June 30, 2008, respectively, related to the Collaboration and License Agreement.
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
          The Company believes the estimated period of performance under the Collaboration and License Agreement is ten years, which includes the three-year initial term of the agreement, the two one-year extensions elected by Novartis and limited support as part of a technology transfer until 2015, the fifth anniversary of the termination of the agreement. The Company continues to use an expected term of ten years in its proportional performance model. The Company reevaluates the expected term when new information is known that could affect the Company’s estimate. In the event the Company’s period of performance is different than estimated, revenue recognition will be adjusted on a prospective basis.
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
          The collaboration between Kyowa Hakko and the Company is governed by a joint steering committee that is comprised of an equal number of representatives from each party. Under the agreement, Kyowa Hakko is establishing a development plan for ALN-RSV01 relating to the development activities to be undertaken in the Licensed Territory, with the initial focus on Japan. Kyowa Hakko is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval and commercialization of ALN-RSV01 and Additional Compounds in Japan and the rest of the Licensed Territory. The Company will be responsible for supply of the product to Kyowa Hakko under a supply agreement unless Kyowa Hakko elects, prior to the first commercial sale of the product in the Licensed Territory, to manufacture the product itself or arrange for a third party to manufacture the product.
          The Company has determined that the deliverables under the Kyowa Hakko Agreement include the license, the joint steering committee, the manufacturing services and any Additional Compounds. The Company has determined that, pursuant to EITF 00-21, the individual deliverables are not separable and, accordingly, must be accounted for as a single unit of accounting.

          When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. The Company is currently unable to reasonably estimate its period of performance under the Kyowa Hakko Agreement, as it is unable to estimate the timeline of its deliverables related to a fixed-price option granted to Kyowa Hakko for any Additional Compounds. The Company is deferring all revenue under the Kyowa Hakko Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Kyowa Hakko Agreement.
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
          The Company has determined that the deliverables under the Cubist Agreement include the licenses, technology transfer related to the ALN-RSV program, the joint steering committee, and the development and manufacturing services that the Company will be obligated to perform during the development period. The Company has determined that, pursuant to EITF 00-21, the deliverables and undelivered services are not separable and, accordingly, the licenses and services are being treated as a single unit of accounting.
          When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Cubist Agreement, the last element to be delivered is the service of the joint steering committee, which has an expected life of no more than seven years. The Company is recognizing the upfront payment of $20.0 million on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill its performance obligations. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. The Company will continue to reassess whether it can reasonably estimate the level of effort required to fulfill its obligations under the Cubist Agreement. When, and if, the Company can make a reasonable estimate of its remaining efforts under the collaboration, the Company would modify its method of recognition and utilize a proportional performance method. The Company recognized $0.7 million and $1.4 million in revenues in its condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively, related to the upfront payment under the Cubist Agreement.

          Under the terms of the Cubist Agreement, the Company and Cubist will share responsibility for developing Licensed Products in North America and will each bear one-half of the related development costs. For revenue generating arrangements that involve cost sharing between the parties, the Company applies the provisions of EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As the Company is not considered the principal in this agreement, pursuant to EITF 07-1, the Company will record any amounts due from Cubist as a reduction of research and development costs. For the three and six months ended June 30, 2009, the Company and Cubist incurred $3.2 million and $7.0 million, respectively, under the Cubist Agreement. During the three and six months ended June 30, 2009, amounts due from Cubist of $1.5 million and $3.3 million, respectively, were recorded as a reduction to research and development expense. As such, the Company recorded net research and development expenses of $1.6 million and $3.5 million in its condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively.
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
     Department of Defense Contract
          In August 2007, the Defense Threat Reduction Agency (“DTRA”) of the United States Department of Defense awarded the Company a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus. The government initially committed to pay the Company up to $10.9 million through February 2009, which included a six-month extension granted by DTRA in July 2008. Following a program review in early 2009, the Company and DTRA determined not to continue this program and accordingly, the remaining funds of up to $27.7 million will not be accessed. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities.
3. INCOME TAXES
          During the three and six months ended June 30, 2009, the Company recorded a provision for income taxes of $0.9 million and $1.6 million, respectively. The Company records income tax expense for federal alternative minimum tax, state and foreign taxes. The Company expects to generate U.S. taxable income during 2009 due to the recognition of certain proceeds received from the Takeda alliance. The Company’s U.S. taxable income is expected to be offset by net operating loss carryforwards and other deferred tax attributes. However, the Company will continue to be subject to federal alternative minimum tax and state income taxes.
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

          On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”), which was issued in July 2006. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to recognize fully its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At June 30, 2009, the Company did not have any unrecognized tax benefits.
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
          The Company has concluded that Regulus qualifies as a variable interest entity under FIN 46R. The Investor Rights Agreement contains transfer restrictions on each of Isis’ and the Company’s interests and, as a result, Isis and the Company are considered related parties under paragraph 16(d)(1) of FIN 46R. The Company has assessed which entity would be considered the primary beneficiary under FIN 46R and has concluded that Isis is the primary beneficiary and, accordingly, the Company has not consolidated Regulus.
          The Company accounts for its investment in Regulus using the equity method of accounting. Through December 31, 2008, the Company was recognizing the first $10.0 million of losses of Regulus as equity in loss of joint venture (Regulus Therapeutics Inc.) in its condensed consolidated statements of operations because the Company was responsible for funding those losses through its initial $10.0 million cash contribution. Beginning in January 2009, in connection with the conversion of Regulus to a C corporation, the Company is recognizing approximately 49% of the income and losses of Regulus. The carrying value of the Company’s investment in joint venture (Regulus Therapeutics LLC) immediately prior to the conversion to a C corporation exceeded 49% of the net assets of Regulus by approximately $0.8 million. Upon conversion, this amount was allocated to the intellectual property of Regulus and, because the intellectual property was determined to be in-process research and development, the $0.8 million was recorded as a charge to expense. This charge was included in equity in loss of joint venture (Regulus Therapeutics Inc.) in the condensed consolidated statement of operations for the six months ended June 30, 2009. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expense. At June 30, 2009, the Company’s investment in the joint venture was $8.9 million, which is recorded as an investment in joint venture (Regulus Therapeutics Inc.) in the condensed consolidated balance sheets under the equity method. Summary results of Regulus’ statements of operations for the three and six months ended June 30, 2009 and 2008 and balance sheets as of June 30, 2009 and December 31, 2008 are presented in the tables below, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Statement of Operations Data:
Net revenues	$1,125	$656	$1,763	$748
Operating expenses (1)	2,852	2,676	5,367	4,669

Loss from operations	(1,727)	(2,020)	(3,604)	(3,921)
Other income (expense)	(7)	67	12	149

Net loss	$(1,734)	$(1,953)	$(3,592)	$(3,772)

(1) Non-cash stock-based compensation included in operating expenses	$89	$681	$(221)	$1,056

	June 30,	December 31,
	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$36,254	$22,411
Working capital	31,177	16,467
Total assets	37,682	23,678
Note payable	5,260	5,179
Total stockholders’ equity	17,932	1,745
5. COMMITMENTS
Operating Lease
          In June 2009, the Company entered into an agreement with ARE-MA Region No. 28 LLC (the “Landlord”), amending provisions of its lease dated as of September 26, 2003, and amended on March 16, 2006. The amendment provides for the lease of the entire second floor of the Cambridge, Massachusetts premises (the “Premises”), including space previously subleased by the Company from Archemix Corp. (“Archemix”), effective as of July 1, 2009. The Company is leasing approximately 11,000 square feet of new space and, in total, will lease and occupy approximately 95,000 square feet of office and laboratory space at the Premises under the lease, as amended.
          The term of the lease was extended an additional five years and now expires in September 2016. The Company has the option to extend the lease for two successive five-year extensions. At June 30, 2009, the Company’s operating lease obligations through 2016 have increased by $22.2 million.
          In connection with the execution of this amendment and the concurrent termination of the Archemix sublease, the Landlord and Archemix released to the Company an aggregate of $3.2 million being held under letters of credit as security deposits for the lease and the sublease. This balance was previously classified as long-term restricted cash in the Company’s condensed consolidated balance sheet and was reclassified to cash and cash equivalents at June 30, 2009.
Manufacturing Commitment
          In January 2009, the Company and Tekmira Pharmaceuticals Corporation (“Tekmira”) entered into a manufacturing and supply agreement under which the Company committed to pay Tekmira up to CAD $11.2 million ($9.7 million at June 30, 2009) over a three-year period beginning in January 2009.

          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
          We are applying our technological expertise to build a pipeline of RNAi therapeutics to address significant medical needs, many of which cannot effectively be addressed with small molecules or antibodies, the current major classes of drugs. Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. In February 2008, we reported positive results from our Phase II experimental RSV infection clinical trial, referred to as the GEMINI study. The GEMINI study was designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01. In this study, ALN-RSV01 was found to be safe and well tolerated and demonstrated statistically significant anti-viral activity, including an approximately 40% reduction in viral infection and a 95% increase in infection-free patients (p<0.01), as compared to placebo. In July 2009, we reported positive results from a second Phase II human clinical trial assessing the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV. The study achieved its primary objective of demonstrating the safety and tolerability of ALN-RSV01. In particular, there were no drug-related serious adverse events or discontinuations, and there were no clinically significant differences in the overall adverse event profile between ALN-RSV01 and placebo. Importantly, there was no evidence of disease exacerbation related to ALN-RSV01 treatment. At the 90 day endpoint, all patients survived and the incidence of intubation, new respiratory infection, or acute rejection was comparable across ALN-RSV01 and placebo groups. In addition, new 90 day clinical data were collected, although the study was not powered for these outcomes due to the small sample size, and they were therefore considered exploratory. Related to these 90 day data, key prospectively defined clinical secondary endpoints included recovery of lung function (forced expiratory volume in the first second, or FEV1) as measured by spirometry and clinical determination of new or progressive bronchiolitis obliterans syndrome, or BOS. ALN-RSV01 treatment was associated with a statistically significant decrease in the total incidence of new or progressive BOS at 90 days compared to placebo (p=0.02); 50% of placebo patients showed new or progressive BOS as compared with only 7.1% of ALN-RSV01-treated patients.
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
          We are also working on a number of programs in pre-clinical development, including:
•	ALN-TTR, an RNAi therapeutic candidate targeting the transthyretin, or TTR, gene for the treatment of TTR amyloidosis, which we advanced to a development program during 2008 and in August 2009, we announced ALN-TTR as our next IND candidate;

•	ALN-PCS, an RNAi therapeutic targeting a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia; and

•	ALN-HTT, an RNAi therapeutic for the treatment of Huntington’s disease, which we are developing in collaboration with Medtronic, Inc., or Medtronic.
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
          In addition to these programs, as part of our collaborations with Novartis Pharma AG and one of its affiliates, or Novartis, and Takeda Pharmaceutical Company Limited, or Takeda, we have research activities to discover RNAi therapeutics directed to a number of undisclosed targets. Our alliance with F. Hoffmann-La Roche Ltd and certain of its affiliates, or Roche, also contemplates such research activities.
          We are working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics directly to specific sites of disease, such as the delivery of ALN-RSV01 to the lungs, which we refer to as Direct RNAi. We also are working to extend our capabilities to advance the development of RNAi therapeutics that are administered by intravenous, subcutaneous or intramuscular approaches, which we refer to as Systemic RNAi. We have numerous RNAi therapeutic delivery collaborations and intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options, including with respect to Direct RNAi and Systemic RNAi. For example, in May of 2007, we entered into an agreement with the Massachusetts Institute of Technology, or MIT, Center for Cancer Research under which we are sponsoring an exclusive five-year research program focused on the delivery of RNAi therapeutics. In addition, during 2007, we obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira Pharmaceuticals Corporation, or Tekmira, for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In May 2008, Tekmira acquired Protiva Biotherapeutics Inc., or Protiva. In connection with this acquisition, we entered into new agreements with Tekmira and Protiva, which provide us access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. Under these agreements with Tekmira and Protiva, we continue to have exclusive rights to the Semple (U.S. Patent No. 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents for RNAi, which we believe are critical for the use of cationic liposomal delivery technology. In July 2009, we and Tekmira agreed to jointly participate in a new research collaboration with scientists at The University of British Columbia, or UBC, and AlCana Technologies, Inc., or AlCana, focused on the discovery of novel cationic lipids and lipid nanoparticles for the systemic delivery of RNAi therapeutics. We will fund the collaborative research over a two-year period, and the work will be conducted by scientists at UBC and AlCana. We will receive exclusive rights to all new inventions as well as rights to sublicense any resulting intellectual property to our current and future partners. Tekmira will receive rights to use new inventions for their own RNAi therapeutic programs that are licensed under our InterfeRxtm program.
          As noted above, we are developing ALN-VSP, a systemically delivered RNAi therapeutic candidate, for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. ALN-VSP comprises two siRNAs formulated using stable nucleic acid-lipid particles, or SNALP, technology from Tekmira. We also have rights to use SNALP technology in the advancement of our other systemically delivered RNAi therapeutic programs, including ALN-TTR for the treatment of TTR amyloidosis and ALN-PCS for the treatment of hypercholesterolemia.
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

          In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis, Biogen Idec Inc., or Biogen Idec, Roche, Takeda, Kyowa Hakko and Cubist. In April 2009, we expanded our existing agreement with Isis to focus on the development of single-stranded RNAi, or ssRNAi, technology. In July 2009, Novartis elected to further extend the term of our collaboration and license agreement for the fifth and final planned year, through October 2010.
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
          As noted above, in January 2009, we entered into a license and collaboration agreement with Cubist to develop and commercialize therapeutic products based on certain of our RNAi technology for the treatment of RSV. Under the Cubist agreement, licensed products include ALN-RSV01, which is currently in Phase II clinical development, as well as several other second-generation RNAi-based RSV inhibitors, which currently are in pre-clinical studies. Under the terms of the Cubist agreement, we and Cubist will share responsibility for developing licensed products in North America and will each bear one-half of the related development costs. Cubist will have the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between us and Cubist. Throughout the rest of the world, excluding Asia, where we have partnered our ALN-RSV program with Kyowa Hakko, Cubist will have an exclusive, royalty-bearing license to develop and commercialize licensed products. In consideration for the rights granted to Cubist under the Cubist agreement, Cubist made a $20.0 million upfront cash payment to us. Cubist also has an obligation to pay us milestone payments, totaling up to an aggregate of $82.5 million, upon the achievement of specified development and sales events in the royalty territory. In addition, if licensed products are successfully developed, Cubist will be required to pay us double digit royalties on net sales of licensed products in the royalty territory, if any, subject to offsets under certain circumstances. A more complete description of the Cubist agreement is set forth below under “Strategic Alliances.”
          We commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of June 30, 2009, we had an accumulated deficit of $282.8 million. Through June 30, 2009, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through June 30, 2009, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding and license fee revenues.
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

Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Our most advanced program is focused on the treatment of RSV infection and is in Phase II clinical studies. In January 2009, we received clearance from the FDA to proceed with a Phase I study of ALN-VSP for the treatment of patients with advanced solid tumors with liver involvement. We initiated our ALN-VSP Phase I study in March 2009. In August 2009, we announced ALN-TTR, for the treatment of TTR amyloidosis, as our next IND candidate. Our other development programs are focused on hypercholesterolemia and Huntington’s disease. In addition to these development programs, we have discovery programs to develop RNAi therapeutics for the treatment of a broad range of diseases, such as viral hemorrhagic fever, including the Ebola virus, PML, Parkinson’s disease and many other undisclosed programs, as well as several other diseases that are the subject of our strategic alliances. We are also working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics both directly to the specific sites of disease and systemically, and we intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options.
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
          To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of June 30, 2009, we had granted such licenses, on both an exclusive and nonexclusive basis, to approximately 20 companies.
          Since delivery of RNAi therapeutics remains a major objective of our research activities, we also look to form collaboration and licensing agreements with other companies and academic institutions to gain access to delivery technologies. For example, we have formed agreements with Tekmira and MIT, among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max-Planck-Innovation GmbH, Tekmira and MIT, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. In April 2009, we expanded our existing agreement with Isis to focus on the development of ssRNAi technology.
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
          We have determined that the deliverables under the Cubist agreement include the licenses, technology transfer related to the ALN-RSV program, the joint steering committee, and the development and manufacturing services that we will be obligated to perform during the development period. We have determined that, pursuant to Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, the deliverables and undelivered services are not separable and, accordingly, the licenses and services are being treated as a single unit of accounting.
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
          Under the terms of the Cubist agreement, we and Cubist will share responsibility for developing Licensed Products in North America and will each bear one-half of the related development costs. For revenue generating arrangements that involve cost sharing between both parties, we apply the provisions of EITF No. 07-1 “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable accounting principles generally accepted in the United States of America, or GAAP, or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As we are not considered the principal in this agreement, pursuant to EITF 07-1, we will record any amounts due from Cubist as a reduction of research and development costs. For the three and six months ended June 30, 2009, we and Cubist incurred $3.2 million and $7.0 million, respectively, under the Cubist agreement. Amounts due from Cubist of $1.5 million and $3.3 million, respectively, were recorded as a reduction to research and development expense. As such, we recorded net research and development expenses of $1.6 million and $3.5 million in our condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively.
          Amended and Restated Isis Collaboration. In April 2009, we and Isis amended and restated our existing strategic collaboration and license agreement, originally entered into in March 2004. Under this agreement, we and Isis agreed to extend the broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004, pursuant to which Isis granted us licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of double-stranded RNA products. We have the right to use Isis technologies in our development programs or in collaborations and Isis has agreed not to grant licenses under these patents to any other organization for the discovery, development and commercialization of double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. We granted Isis non-exclusive licenses to our current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. We also granted Isis the non-exclusive right to develop and commercialize double-stranded RNA products developed using RNAi technology against a limited number of targets. In addition, we granted Isis non-exclusive rights to research, develop and commercialize single-stranded RNA products.
          We agreed to pay Isis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product that we or a collaborator develops using Isis intellectual property. In addition, we agreed to pay to Isis a percentage of specified fees from strategic collaborations we may enter into that include access to the Isis intellectual property. Isis has agreed to pay us, per therapeutic target, a license fee of $0.5 million, and milestone payments totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product developed by Isis or a collaborator that utilizes our intellectual property. Isis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration.
          As part of the amended and restated Isis agreement, we and Isis have expanded our collaborative efforts to focus on the development of single-stranded RNAi, or ssRNAi, technology. Under the amended and restated Isis agreement, we obtained from Isis a co-exclusive, worldwide license to Isis’ current and future patents and patent applications relating to chemistry and RNA-targeting mechanisms to research, develop and commercialize ssRNAi products for a limited number of gene targets to be designated by us. Both we and Isis will have the opportunity to discover and develop drugs employing the ssRNAi technology. Under the terms of the amended and restated Isis agreement, we will potentially pay Isis up to an aggregate of $31.0 million in license fees, payable in four tranches, that include $11.0 million on signing, $10.0 million 18 months following signing, or if and when in vivo efficacy in rodents is demonstrated if sooner, $5.0 million upon achievement of in vivo efficacy in non-human primates, and $5.0 million upon initiation of the first clinical trial with an ssRNAi drug, subject to our right to unilaterally terminate the research program. We have recorded the upfront payment of $11.0 million as research and development expense. We will expense each milestone payment when achievement of the milestone is considered probable. We will fund research activities at a minimum of $3.0 million each year for three years with research development activities conducted by both us and Isis. If we develop and commercialize drugs utilizing ssRNAi technology on our own or with a partner, Isis could potentially receive milestone payments, totaling up to $18.5 million per product, as well as royalties. Also, initially, Isis is eligible to receive up to 50 percent of any sublicense payments due to us from a third party based on our partnering of ssRNAi products, which amount will decline over time as our investment in the technology and drugs increases. In turn, we are eligible to receive up to five percent of any sublicense payments due to Isis from a third party based on Isis’ partnering of ssRNAi products.
          We have the unilateral right to terminate the research program before September 30, 2010, in which event any licenses to ssRNAi products granted by Isis to us under the amended and restated Isis agreement, and any obligation thereunder by us to pay milestone payments, royalties or sublicense payments to Isis for such ssRNAi products, would also terminate.
          Novartis Alliance. In May 2009, pursuant to terms of the investor rights agreement between us and Novartis, Novartis purchased 65,922 shares of our common stock, at a purchase price of $17.50 per share, resulting in an aggregate payment to us of $1.2 million. Under the investor rights agreement, we granted Novartis rights to acquire additional equity securities such that Novartis would be able to maintain its ownership percentage, which following this purchase was 13.4% of our outstanding common stock.
          Our collaboration and license agreement with Novartis had an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2009, Novartis elected to further extend the term of our collaboration and license agreement for the fifth and final planned year, through October 2010.
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
          In April 2008, Regulus entered into a worldwide strategic alliance with GlaxoSmithKline, or GSK, to discover, develop and market novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million evidenced by a promissory note (guaranteed by Isis and us) that will convert into Regulus common stock under certain specified circumstances. Regulus could be eligible to receive development, regulatory and sales milestone payments for each of the four microRNA-targeted therapeutics discovered and developed as part of the alliance, and would also receive royalty payments on worldwide sales of products resulting from the alliance, if any. In May 2009, Regulus achieved the initial discovery milestone under the GSK alliance, which triggered a payment under the agreement, concurrent with the first demonstration of a pharmacological effect in immune cells by specific microRNA inhibition.
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
          In addition, in July 2009, we announced that we will contribute more than 1,500 issued or pending patents in our RNAi technology patent estate to the patent pool established by GSK in March 2009. We are the first company to add its patents to the approximately 800 patent filings GSK provided to the pool. The patent pool was formed to aid in the discovery and development of new medicines for the treatment of 16 neglected tropical diseases, or NTD, as defined by the FDA, in the world’s least developed countries. Through our contribution to the patent pool, we are providing RNAi intellectual property, technology and know-how on a royalty-free, non-profit basis in the least developed countries via licensing agreements with qualified third parties. Such organizations will be engaged in research efforts focused on discovery of new medicines for NTD and their distribution to least developed countries.
          Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against any challenges that have arisen or may arise in this area.
          In June 2009, we joined with Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max-Planck-Innovation GmbH, collectively, Max Planck, in taking legal action against the Whitehead Institute for Biomedical Research, or Whitehead, MIT and the Board of Trustees of the University of Massachusetts, or UMass. The complaint, initially filed in Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges (among other things) that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
          Although we are vigorously asserting our rights in this case (along with Max Planck), litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
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
     Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$24,601	$23,833	$49,658	$46,025
Operating expenses	47,013	36,664	80,050	62,813
Loss from operations	(22,412)	(12,831)	(30,392)	(16,788)
Net loss	$(22,702)	$(12,760)	$(30,591)	$(13,999)

     Revenues
          The following table summarizes our total consolidated net revenues, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Roche	$13,967	$13,365	$27,795	$26,776
Takeda	5,419	2,074	10,836	2,074
Novartis	2,243	3,172	4,922	6,424
Government contract	1,930	4,030	3,734	8,963
Other research collaborator	944	230	1,827	468
InterfeRx program, research reagent license and other	98	962	544	1,320

Total net revenues from research collaborators	$24,601	$23,833	$49,658	$46,025

          Revenues increased for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 primarily as a result of our alliance with Takeda. In June 2008, we received upfront cash payments totaling $100.0 million under the Takeda alliance and in October 2008, we received the first technology transfer milestone payment of $20.0 million. Takeda is required to make an additional $30.0 million in near-term payments to us upon achievement of specified technology transfer milestones. The $150.0 million in upfront and technology transfer milestone payments made or due to us under the Takeda alliance are being recognized as revenue on a straight-line basis over seven years.
          For the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, government contract revenues decreased due primarily to the wind down of our collaboration with DTRA. Following a program review, in February 2009 we and DTRA determined not to continue this program and accordingly, no additional funds will be accessed.
          The decrease in Novartis revenues in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 was due in part to a reduction in the number of resources allocated to the broad Novartis alliance.
          For the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, other research collaborator revenues increased due primarily to our alliance with Cubist. In consideration for the rights granted to Cubist under the agreement, in January 2009, Cubist paid us an upfront cash payment of $20.0 million. We are recognizing this $20.0 million payment as revenue on a straight-line basis over seven years.
          Total deferred revenue of $312.2 million at June 30, 2009 consists of payments we have received from collaborators, primarily Roche, Takeda, Kyowa Hakko and Cubist, but have not yet recognized pursuant to our revenue recognition policies.
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
          Operating expenses
          The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months	% of Total	Three Months	% of Total
	Ended	Operating	Ended	Operating	Increase
	June 30, 2009	Expenses	June 30, 2008	Expenses	$	%
Research and development	$38,615	82%	$29,558	81%	$9,057	31%
General and administrative	8,398	18%	7,106	19%	1,292	18%

Total operating expenses	$47,013	100%	$36,664	100%	$10,349	28%

	Six Months	% of Total	Six Months	% of Total
	Ended	Operating	Ended	Operating	Increase
	June 30, 2009	Expenses	June 30, 2008	Expenses	$	%
Research and development	$63,936	80%	$49,835	79%	$14,101	28%
General and administrative	16,114	20%	12,978	21%	3,136	24%

Total operating expenses	$80,050	100%	$62,813	100%	$17,237	27%

          Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2009	Category	June 30, 2008	Category	$	%
Research and development
License fees	$10,423	27%	$7,414	25%	$3,009	41%
External services	6,928	18%	6,466	22%	462	7%
Clinical trial and manufacturing	6,751	17%	2,395	8%	4,356	182%
Compensation and related	5,728	15%	4,732	16%	996	21%
Non-cash stock-based compensation	3,248	8%	2,857	10%	391	14%
Facilities-related	3,166	8%	2,596	9%	570	22%
Lab supplies and materials	2,127	6%	2,417	8%	(290)	(12%)
Other	244	1%	681	2%	(437)	(64%)

Total research and development expenses	$38,615	100%	$29,558	100%	$9,057	31%

          Research and development expenses increased during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due primarily to license fees paid to Isis in connection with our ssRNAi program under the amended and restated Isis agreement entered into in April 2009. For the three months ended June 30, 2008, license fees consisted primarily of $5.0 million in payments to certain entities, primarily Isis, as a result of the Takeda alliance, as well as a charge of $2.1 million in connection with our Tekmira investment in May 2008. Clinical trial and manufacturing expenses increased during the three months ended June 30, 2009 due primarily to increased costs associated with our ALN-TTR pre-clinical program and our ALN-VSP and ALN-RSV clinical trials. Compensation and related expenses and facilities-related expenses increased during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to additional research and development headcount to support our alliances and expanding product pipeline. In addition, under the terms of our January 2009 agreement with Cubist, we and Cubist each bear one-half of the development costs for our ALN-RSV program. Accordingly, for the three months ended June 30, 2009, we recorded a reduction to research and development expenses of $1.5 million.
          We expect to continue to devote a substantial portion of our resources to research and development expenses and, excluding the impact of the license fees we paid in connection with our ssRNAi program under the amended and restated Isis agreement, we expect that research and development expenses will remain consistent or increase slightly in 2009 as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies.
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

	Six Months	% of	Six Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2009	Category	June 30, 2008	Category	$	%
Research and development
License fees	$12,683	20%	$7,451	15%	$5,232	70%
Clinical trial and manufacturing	11,399	18%	7,035	14%	4,364	62%
Compensation and related	11,301	18%	8,535	17%	2,766	32%
External services	11,148	17%	12,129	25%	(981)	(8%)
Non-cash stock-based compensation	6,282	10%	5,171	10%	1,111	21%
Facilities-related	6,105	10%	4,509	9%	1,596	35%
Lab supplies and materials	4,312	6%	3,849	8%	463	12%
Other	706	1%	1,156	2%	(450)	(39%)

Total research and development expenses	$63,936	100%	$49,835	100%	$14,101	28%

          Research and development expenses increased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due primarily to license fees paid to Isis in connection with our ssRNAi program under the amended and restated Isis agreement entered into in April 2009, as well as higher license fees payable to certain entities, primarily Isis, as a result of the Cubist alliance and the initiation of our ALN-VSP Phase I clinical study. For the six months ended June 30, 2008, license fees consisted primarily of $5.0 million in payments to certain entities, primarily Isis, as a result of the Takeda alliance, as well as a charge of $2.1 million in connection with our Tekmira investment in May 2008. Clinical trial and manufacturing expenses increased during the six months ended June 30, 2009 due primarily to increased costs associated with our ALN-TTR pre-clinical program and our ALN-VSP and ALN-RSV clinical trials. Compensation and related expenses, lab supplies and materials, and facilities-related expenses increased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to additional research and development headcount to support our alliances and expanding product pipeline. Partially offsetting these increases was a decrease in external services primarily due to the wind down of our collaboration with DTRA. Following a program review, in February 2009 we and DTRA determined not to continue this program and, accordingly, no additional expenses for this program will be incurred. In addition, under the terms of our January 2009 agreement with Cubist, we and Cubist each bear one-half of the development costs for our ALN-RSV program. Accordingly, for the six months ended June 30, 2009, we recorded a reduction to research and development expenses of $3.3 million.
          General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2009	Category	June 30, 2008	Category	$	%
General and administrative
Consulting and professional services	$3,267	39%	$2,528	36%	$739	29%
Non-cash stock-based compensation	2,164	26%	1,691	24%	473	28%
Compensation and related	1,725	21%	1,465	21%	260	18%
Facilities-related	713	8%	623	9%	90	14%
Insurance	166	2%	171	2%	(5)	(3%)
Other	363	4%	628	8%	(265)	(42%)

Total general and administrative expenses	$8,398	100%	$7,106	100%	$1,292	18%

          The increase in general and administrative expenses during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was due primarily to higher professional service fees related to business activities, including legal activities, an increase in general and administrative headcount over the past year to support our growth and higher non-cash stock-based compensation.

          General and administrative expenses may continue to increase during 2009 due to higher consulting and professional services expenses associated with legal activities, a description of which is set forth below under Part II, Item 1 – Legal Proceedings.

	Six Months	% of	Six Months	% of
	Ended	Expense	Ended	Expense	Increase
	June 30, 2009	Category	June 30, 2008	Category	$	%
General and administrative
Consulting and professional services	$5,600	35%	$4,176	32%	$1,424	34%
Non-cash stock-based compensation	4,267	26%	3,197	25%	1,070	33%
Compensation and related	3,449	21%	2,895	22%	554	19%
Facilities-related	1,373	9%	1,349	10%	24	2%
Insurance	355	2%	319	2%	36	11%
Other	1,070	7%	1,042	9%	28	3%

Total general and administrative expenses	$16,114	100%	$12,978	100%	$3,136	24%

          The increase in general and administrative expenses during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was due primarily to higher professional service fees related to business activities, including legal activities, an increase in general and administrative headcount over the past year to support our growth and higher non-cash stock-based compensation.
          Other income (expense)
          We incurred $0.8 million and $2.3 million equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and six months ended June 30, 2009, respectively, as compared to $1.6 million and $3.2 million for the three and six months ended June 30, 2008, respectively, in each period related to our share of the net losses incurred by Regulus, which was formed in September 2007. Through December 31, 2008, we were recognizing the first $10.0 million of losses of Regulus as equity in loss of joint venture (Regulus Therapeutics Inc.) in our condensed consolidated statements of operations because we were responsible for funding those losses through our initial $10.0 million cash contribution. Beginning in January 2009, in connection with the conversion of Regulus to a C corporation, we are recognizing approximately 49% of the income and losses of Regulus.
          Interest income was $1.5 million and $3.5 million for the three and six months ended June 30, 2009, respectively, as compared to $3.5 million and $8.2 million for the three and six months ended June 30, 2008, respectively. The decrease was due to significantly lower average interest rates.
          Interest expense was zero for the three and six months ended June 30, 2009 as compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively. Interest expense in the three and six months ended June 30, 2008 was related to borrowings under our lines of credit used to finance capital equipment purchases. In December 2008, we defeased the aggregate outstanding balance under these credit lines and expect to have no interest expense in 2009.
          Income tax expense, primarily as a result of our alliances with Roche and Takeda, was $0.9 million and $1.6 million for the three and six months ended June 30, 2009, respectively, as compared to $1.3 million and $1.5 million for the three and six months ended June 30, 2008, respectively.

Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2009	2008
Net loss	$(30,591)	$(13,999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	16,579	14,124
Changes in operating assets and liabilities	(20,676)	86,225

Net cash (used in) provided by operating activities	(34,688)	86,350
Net cash (used in) provided by investing activities	(11,232)	50,988
Net cash provided by financing activities	2,111	5,032
Effect of exchange rate on cash	(113)	9

Net (decrease) increase in cash and cash equivalents	(43,922)	142,379
Cash and cash equivalents, beginning of period	191,792	105,157

Cash and cash equivalents, end of period	$147,870	$247,536

          Since we commenced operations in 2002, we have generated significant losses. As of June 30, 2009, we had an accumulated deficit of $282.8 million. As of June 30, 2009, we had cash, cash equivalents and marketable securities of $473.8 million, compared to cash, cash equivalents and marketable securities of $512.7 million as of December 31, 2008. We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the six months ended June 30, 2009 and 2008.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, net cash used in operating activities of $34.7 million was due primarily to our net loss and other changes in our working capital. We had a decrease in deferred revenue of $17.7 million for the six months ended June 30, 2009, as well as a decrease in income taxes payable of $4.3 million. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash provided by or used in operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture and depreciation and amortization.
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
          Investing activities
          For the six months ended June 30, 2009, net cash used in investing activities of $11.2 million resulted primarily from net purchases of marketable securities of $4.4 million, an additional $10.0 million investment in Regulus, and purchases of property and equipment of $2.9 million related to our Cambridge facility. Offsetting these amounts was a decrease in restricted cash of $6.2 million, resulting from the release of letters of credit in connection with the amendment of our facility lease and the termination of our sublease agreement. For the six months ended June 30, 2008, net cash provided by investing activities of $51.0 million resulted primarily from net sales of marketable securities of $58.2 million due primarily to the maturity of investments, offset by purchases of property and equipment of $7.2 million.
          Financing activities
          For the six months ended June 30, 2009, net cash provided by financing activities of $2.1 million was due primarily to proceeds of $1.2 million from our issuance of common stock to Novartis in May 2009, as well as proceeds from the issuance of common stock in connection with stock option exercises. For the six months ended June 30, 2008, net cash provided by financing activities was $5.0 million due primarily to proceeds of $5.4 million from our issuance of common stock to Novartis in May 2008, offset by $1.9 million for repayments on notes payable.

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
          Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs associated with legal activities arising in the course of our business activities;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2008. In January 2009, we and Tekmira entered into a manufacturing and supply agreement under which we committed to pay Tekmira up to CAD $11.2 million ($9.7 million at June 30, 2009) over a three-year period beginning in January 2009. In June 2009, we entered into an agreement amending provisions of our existing lease. The amendment provides for the lease of the entire second floor of our Cambridge, Massachusetts premises, including space previously subleased by us from a third party, effective as of July 1, 2009. We are leasing approximately 11,000 square feet of new space and in total, will occupy approximately 95,000 square feet of office and laboratory space at the premises under the lease, as amended. In addition, the term of the lease was extended an additional five years and now expires September 30, 2016. Accordingly, at June 30, 2009, our operating lease obligations through 2016 have increased by $22.2 million.
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
          In May 2009, the FASB adopted Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events,” or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our condensed consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date we issued these condensed consolidated financial statements. During this period, we did not have any material recognizable or unrecognizable subsequent events.
          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Statements — an amendment of FASB Statement No. 140,” or SFAS 166. SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removing the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51,” or FIN 46R, to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We have not determined the effect that the adoption of SFAS 166 will have on our condensed consolidated financial statements but the effect will generally be limited to future transactions.
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R,” or SFAS 167. SFAS 167 amends FIN 46R, to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46R to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not determined the effect that the adoption of SFAS 167 will have on our condensed consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” or SFAS 168. SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the “FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not impact our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at June 30, 2009 would impact the net fair value of such interest-sensitive financial instruments by $2.6 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities as of June 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES.
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          In June 2009, we joined with Max Planck in taking legal action against Whitehead, MIT and UMass. The complaint, initially filed in Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges (among other things) that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead and of the Tuschl II patent applications from Max Planck. The complaint seeks to enjoin the named defendants from taking any further action in connection with the prosecution of any Tuschl I application, a declaratory judgment and unspecified monetary damages.
          Although we are vigorously asserting our rights in this case (along with Max Planck), litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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
          We have experienced significant operating losses since our inception. As of June 30, 2009, we had an accumulated deficit of $282.8 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
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
          Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA drug candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•	the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs associated with legal activities arising in the course of our business activities;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
          If our estimates and predictions relating to these factors are incorrect, we may need to modify our operating plan.
          We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision. In May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share. In May 2009, Novartis purchased 65,922 shares of our common stock at a purchase price of $17.50 per share, allowing Novartis to maintain its current ownership position of 13.4% of our outstanding common stock. While the exercise of these rights by Novartis has provided us with an aggregate of $6.6 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
If the estimates we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our projections and accruals.
          Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.
The investment of our cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
          At June 30, 2009, we had $473.8 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. For example, due to recent market conditions, interest rates have fallen, and accordingly, our interest income decreased to $1.5 million and $3.5 million for the three and six months ended June 30, 2009, respectively, from $3.5 million and $8.2 million, for the three and six months ended June 30, 2008, respectively. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

Risks Related to Our Dependence on Third Parties
Our collaboration with Novartis is important to our business. If this collaboration is unsuccessful, Novartis terminates this collaboration or this collaboration results in competition between us and Novartis for the development of drugs targeting the same diseases, our business could be adversely affected.
          In October 2005, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis can select up to 30 exclusive targets to include in the collaboration, which number may be increased to 40 under certain circumstances and upon additional payments. Novartis pays the costs to develop these drug candidates and will commercialize and market any products derived from this collaboration. For RNAi therapeutic products successfully developed under the agreement, if any, we would be entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on the annual net sales, if any. The Novartis agreement had an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2009, Novartis elected to further extend the term of our collaboration agreement for the fifth and final planned year, through October 2010. Novartis may elect to terminate this collaboration in the event of a material uncured breach by us. We expect that a substantial amount of funding will come from this collaboration. If this collaboration is unsuccessful, or if it is terminated, our business could be adversely affected.
          This agreement also provides Novartis with a non-exclusive option to integrate into its operations our intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid based molecules. Novartis may exercise this integration option at any point during the research term, which terms expires in October 2010. The license grant under the integration option, if exercised, would be structured similarly to our non-exclusive platform licenses with Roche and Takeda. If Novartis elects to exercise this option, Novartis could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases. Novartis has significantly greater financial resources and far more experience than we do in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Novartis in the development of RNAi-based drugs targeting the same disease. Accordingly, the exercise by Novartis of this option could adversely affect our business.
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

          Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. Our agreement with Kyowa Hakko for the development and commercialization of RSV therapeutics for the treatment of RSV infection in Japan and other major markets in Asia may be terminated by Kyowa Hakko without cause upon 180-days’ prior written notice to us, subject to certain conditions, and our agreement with Cubist relating to the development and commercialization of RSV therapeutics in territories outside of Asia may be terminated by Cubist at any time upon as little as three months prior written notice, if such notice is given prior to the acceptance for filing of the first application for regulatory approval of a licensed product. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop internal sales, distribution and marketing capabilities, which would require us to invest significant amounts of financial and management resources.
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
          For example, in August 2007, DTRA awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus infection. When granted, this federal contract provided for potential funding of up to $38.6 million through February 2011. Of this amount, the government initially committed to pay us up to $10.9 million through February 2009, which term includes a six-month extension granted by DTRA in July 2008. However, following a program review in early 2009, we and DTRA determined not to continue this program and accordingly, the remaining funds will not be accessed.
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
          Since we commenced operations in 2002, we have grown substantially. As of June 30, 2009, we had approximately 179 employees in our facility in Cambridge, Massachusetts. Our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
Risks Related to Our Industry
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates
Any drug candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.
          Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of RSV infection. In January 2008, we completed our GEMINI study, a Phase II trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. We recently completed a second Phase II trial assessing the safety and tolerability of ALN-RSV01 in adult lung transplant patients naturally infected with RSV and we intend to continue the ALN-RSV clinical development program. In addition, in December 2008, we submitted an IND to the FDA for ALN-VSP, our first systemically delivered RNAi therapeutic. We are developing ALN-VSP for the treatment of certain liver cancers. We received clearance from the FDA in January 2009 to proceed with a Phase I study and initiated this study in March 2009. However, we may not be able to further advance these or any other product candidate through clinical trials. If we successfully enter into clinical studies, the results from pre-clinical testing or early clinical trials of a drug candidate may not predict the results that will be obtained in subsequent human clinical trials. For example, ALN-VSP and our other systemically delivered therapeutic candidates employ novel delivery formulations that have yet to be evaluated in human studies and have yet to be proven safe and effective in clinical trials. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
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
We license patent rights from third party owners. If such owners do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.
          We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Isis, MIT, Whitehead, Max Planck, Stanford University, Tekmira and The University of Texas Southwestern Medical Center. We also intend to enter into additional licenses to third party intellectual property in the future.
          Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we sublicense our rights under various third-party licenses to our collaborators. Any impairment of these sublicensed rights could result in reduced revenues under our collaboration agreements or result in termination of an agreement by one or more of our collaborators.
          In June 2009, we joined with Max Planck in taking legal action against Whitehead, MIT and UMass. The complaint, initially filed in Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges (among other things) that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead and of the Tuschl II patent applications from Max Planck.
          Although we are vigorously asserting our rights in this case (along with Max Planck), litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
Other companies or organizations may challenge our patent rights or may assert patent rights that prevent us from developing and commercializing our products.
          RNAi is a relatively new scientific field, the commercial exploitation of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. We have obtained grants and issuances of RNAi patents and have licensed many of these patents from third parties on an exclusive basis. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics. Specifically, we have a portfolio of patents, patent applications and other intellectual property covering: fundamental aspects of the structure and uses of siRNAs, including their manufacture and use as therapeutics, and RNAi-related mechanisms; chemical modifications to siRNAs that improve their suitability for therapeutic uses; siRNAs directed to specific targets as treatments for particular diseases; and delivery technologies, such as in the field of cationic liposomes.
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

          We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for RSV, liver cancer, TTR amyloidosis, hypercholesterolemia and HD, and have a number of additional discovery programs targeting other diseases. Virazole and Synagis are currently marketed for the treatment of certain RSV patients, and numerous drugs are currently marketed or used for the treatment of liver cancer, hypercholesterolemia and HD as well. These drugs, or other of our competitors’ products, may be more effective, safer, less expensive or marketed and sold more effectively, than any products we develop.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          On May 6, 2009, pursuant to terms of the Investor Rights Agreement between us and Novartis, Novartis purchased 65,922 shares of our common stock, at a purchase price of $17.50 per share, which is equal to the average of the closing prices for our common stock for the 20 trading-day period ending on March 30, 2009. This purchase resulted in an aggregate payment to us of $1.2 million. Under the Investor Rights Agreement, we granted Novartis rights to acquire additional equity securities such that Novartis would be able to maintain its ownership percentage, which following this purchase was 13.4% of our outstanding common stock.
          The shares issued to Novartis were issued in reliance on the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) promulgated thereunder.
          The exercise of this right does not result in any changes to existing rights or any additional rights to Novartis. Further, during the term described in the Investor Rights Agreement, Novartis is permitted to own no more than 19.9% of our outstanding shares.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Our annual meeting of stockholders was held on June 11, 2009. At the annual meeting, the following matters were voted upon:
          Our stockholders re-elected the three persons listed below as Class II directors, each to serve until our 2012 annual meeting of stockholders and until his or her successor is duly elected and qualified. The table below lists the number of shares of our common stock voted in favor of the election of each such person, as well as the number of votes withheld for the election of such person:

	Number of Shares For	Number of Shares Withheld
John K. Clarke	37,110,910	305,939
Vicki L. Sato, Ph.D.	36,201,440	1,215,409
James L. Vincent	36,197,250	1,219,599
          The terms of office of the following directors continued after the annual meeting:
Victor J. Dzau, M.D.
John M. Maraganore, Ph.D.
Paul R. Schimmel, Ph.D.
Phillip A. Sharp, Ph.D.
Edward M. Scolnick, M.D.
Kevin P. Starr
          Our stockholders approved the amendment and restatement of our 2004 Stock Incentive Plan. The holders of 29,511,351 shares of our common stock voted in favor of this proposal. The holders of 574,358 shares voted against this proposal. The holders of 70,317 shares abstained from voting on this matter. There were 7,260,823 broker non-votes with respect to this matter.
          Our stockholders approved the adoption of our 2009 Stock Incentive Plan. The holders of 19,537,967 shares of our common stock voted in favor of this proposal. The holders of 10,548,667 shares voted against this proposal. The holders of 69,392 shares abstained from voting on this matter. There were 7,260,823 broker non-votes with respect to this matter.
          Our stockholders ratified the appointment by our board of directors of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2009. The holders of 37,335,605 shares of our common stock voted in favor of this proposal. The holders of 64,654 shares voted against this proposal. The holders of 16,590 shares abstained from voting on this matter.

ITEM 6. EXHIBITS.
10.1	Amended and Restated 2004 Stock Incentive Plan

10.2	2009 Stock Incentive Plan

10.3†	Amended and Restated Strategic Collaboration and License Agreement effective as of April 28, 2009 between Isis Pharmaceuticals, Inc. and the Registrant

10.4	Second Amendment to Lease, dated June 26, 2009, by and between the Registrant and ARE-MA Region No. 28, LLC

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
Date: August 6, 2009	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)