Form 10-Q
period 2009-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2009-11-04
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of October 30, 2009, the registrant had 41,815,391 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$98,087	$191,792
Marketable securities	119,883	238,596
Collaboration receivables	5,022	4,188
Prepaid expenses and other current assets	5,173	4,674
Restricted cash	—	2,999

Total current assets	228,165	442,249
Marketable securities	235,507	82,321
Property and equipment, net	18,152	19,194
Deferred tax assets	5,312	5,382
Investment in joint venture (Regulus Therapeutics Inc.)	7,867	1,583
Intangible assets, net	665	795
Restricted cash, net of current portion	—	3,152

Total assets	$495,668	$554,676

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,426	$2,588
Accrued expenses	8,381	9,328
Income taxes payable	1,057	6,111
Deferred rent	837	1,561
Deferred revenue	82,420	79,864

Total current liabilities	101,121	99,452
Deferred rent, net of current portion	2,642	2,732
Deferred revenue, net of current portion	209,677	250,121
Other long-term liabilities	207	246

Total liabilities	313,647	352,551

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 41,774,388 shares issued and outstanding at September 30, 2009; 41,413,828 shares issued and outstanding at December 31, 2008	418	414
Additional paid-in capital	471,755	452,767
Accumulated other comprehensive income	1,889	1,186
Accumulated deficit	(292,041)	(252,242)

Total stockholders’ equity	182,021	202,125

Total liabilities and stockholders’ equity	$495,668	$554,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues from research collaborators	$24,249	$25,734	$73,907	$71,759

Operating expenses:
Research and development (1)	23,219	22,105	87,155	71,940
General and administrative (1)	10,680	6,863	26,794	19,841

Total operating expenses	33,899	28,968	113,949	91,781

Loss from operations	(9,650)	(3,234)	(40,042)	(20,022)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(1,136)	(2,181)	(3,422)	(5,415)
Interest income	1,036	3,486	4,542	11,735
Interest expense	—	(176)	—	(616)
Other (expense) income	(10)	(1,546)	144	(1,876)

Total other income (expense)	(110)	(417)	1,264	3,828

Loss before income taxes	(9,760)	(3,651)	(38,778)	(16,194)
Benefit from (provision for) income taxes	552	793	(1,021)	(663)

Net loss	$(9,208)	$(2,858)	$(39,799)	$(16,857)

Net loss per common share — basic and diluted	$(0.22)	$(0.07)	$(0.96)	$(0.41)

Weighted average common shares used to compute basic and diluted net loss per common share	41,708	41,197	41,543	40,948

Comprehensive loss:
Net loss	$(9,208)	$(2,858)	$(39,799)	$(16,857)
Foreign currency translation	(4)	433	(117)	(56)
Unrealized gain (loss) on marketable securities	272	130	820	(1,342)

Comprehensive loss	$(8,940)	$(2,295)	$(39,096)	$(18,255)

(1)	Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$3,128	$2,908	$9,410	$8,079
General and administrative	2,110	1,741	6,377	4,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(39,799)	$(16,857)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,856	3,928
Deferred income taxes	31	16
Non-cash stock-based compensation	15,787	13,903
Charge for 401(k) company stock match	365	292
Equity in loss of joint venture (Regulus Therapeutics Inc.)	3,422	4,530
Impairment on equity investment	—	1,561
Changes in operating assets and liabilities:
Proceeds from landlord for tenant improvements	—	581
Collaboration receivables	(834)	(19,109)
Prepaid expenses and other assets	(499)	(1,597)
Accounts payable	5,838	(484)
Income taxes payable	(4,794)	366
Accrued expenses and other	(1,761)	(2,963)
Deferred revenue	(37,888)	86,173

Net cash (used in) provided by operating activities	(55,276)	70,340

Cash flows from investing activities:
Purchases of property and equipment	(3,684)	(9,480)
Decrease in restricted cash	6,151	—
Purchases of marketable securities	(399,943)	(393,292)
Sales and maturities of marketable securities	366,290	417,409
Investment in joint venture (Regulus Therapeutics Inc.)	(10,000)	(100)

Net cash (used in) provided by investing activities	(41,186)	14,537

Cash flows from financing activities:
Proceeds from issuance of common stock	1,720	4,043
Proceeds from issuance of common stock to Novartis	1,154	5,408
Repayments of notes payable	—	(2,812)

Net cash provided by financing activities	2,874	6,639

Effect of exchange rate on cash	(117)	64

Net (decrease) increase in cash and cash equivalents	(93,705)	91,580
Cash and cash equivalents, beginning of period	191,792	105,157

Cash and cash equivalents, end of period	$98,087	$196,737

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
     The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Nine Months
	Ended September 30,
	2009	2008
Options to purchase common stock	6,792	5,716
Unvested restricted common stock	29	57

	6,821	5,773

Fair Value Measurements
     Effective January 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting standard for these nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s condensed consolidated financial statements, and the Company did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 30, 2009.

     The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

	As of September 30,	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$96,076	$62,689	$33,387	$—
Marketable securities (fixed income)
Government obligations	179,543	—	179,543	—
Corporate notes	154,838	—	154,838	—
Commercial paper	16,981	—	16,981	—
Municipal notes	1,802	—	1,802	—
Marketable securities (equity holdings)	2,226	—	2,226	—

Total	$451,466	$62,689	$388,777	$—

		Quoted Prices in	Significant	Significant
	As of December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$187,057	$167,293	$19,764	$—
Marketable securities (fixed income)	320,269	—	320,269	—
Marketable securities (equity holdings)	648	—	648	—

Total	$507,974	$167,293	$340,681	$—

     The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
Subsequent Events
     The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 4, 2009, the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognizable subsequent events. However, the Company did have the following unrecognizable subsequent events, which are more fully described in Note 2:
•	In October 2009, the Company advanced its alliance with Roche (as defined below) to the therapeutic collaboration stage, in which the Company and Roche will jointly collaborate on the discovery and development of specific RNAi (as defined below) therapeutic products.

•	In November 2009, the Company and Cubist (as defined below) agreed to focus their collaboration and joint development efforts on ALN-RSV02, a second-generation compound, for use in pediatric patients, while the Company is also continuing to develop ALN-RSV01 for adult lung transplant patients.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”). Effective in the third quarter of 2009, the ASC became the single source for all authoritative GAAP recognized by the FASB, and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not impact the Company’s condensed consolidated financial statements.

     In January 2009, the Company adopted a newly issued accounting standard for the accounting and disclosure of an entity’s collaborative arrangements. This newly issued standard prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaborative relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with this standard, the Company must also evaluate its collaborative agreements for proper income statement classification based on the nature of the underlying activity. Amounts due from the Company’s collaborations related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services by the Company is not central to its operations. The adoption of this newly issued accounting standard did not impact the Company’s condensed consolidated financial statements; however it resulted in enhanced disclosures for its collaborative agreements.
     In October 2009, the FASB issued a new accounting standard, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this accounting standard on its condensed consolidated financial statements.
     In June 2009, the FASB issued the following two new accounting standards, which have not yet been integrated into the ASC. Accordingly, these accounting standards will remain authoritative until integrated:
•	Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”); and

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ( “SFAS 167”).
     SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of a variable interest entity (“VIE”) that is a qualifying special-purpose entity. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The Company has not determined the effect that the adoption of this accounting standard will have on its condensed consolidated financial statements, but the effect will generally be limited to future transactions.
     SFAS 167 amends previously issued accounting guidance for the consolidation of a VIE to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE. This amended consolidation guidance for VIEs also replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise was exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new accounting standard has broad implications and may affect how the Company accounts for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements, and purchase arrangements. Under this revised consolidation guidance, more entities may meet the definition of a VIE, and the determination about which entity should consolidate a VIE is required to be evaluated continuously. The Company is evaluating any entity that may fall within the scope of the amended consolidation guidance to determine whether it may be required to consolidate any additional entity on January 1, 2010, which is the effective date of SFAS 167; however the Company has not yet completed its implementation analysis. Accordingly, the Company has not determined the effect that the adoption of this accounting standard will have on its condensed consolidated financial statements, if any.

2. SIGNIFICANT AGREEMENTS
Platform Alliances
   Roche Alliance
     In July 2007, the Company and, for limited purposes, Alnylam Europe, entered into a license and collaboration agreement (the “LCA”) with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (together with Roche Basel, “Roche”). Under the LCA, which became effective in August 2007, the Company granted Roche a non-exclusive license to the Company’s intellectual property to develop and commercialize therapeutic products that function through RNA interference (“RNAi”), subject to the Company’s existing contractual obligations to third parties. The license is initially limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases, and may be expanded to include up to 18 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to the Company by Roche of an additional $50.0 million for each additional therapeutic area.
     In consideration for the rights granted to Roche under the LCA, Roche paid the Company $273.5 million in upfront cash payments. In addition, in exchange for the Company’s contributions under the LCA, for each RNAi therapeutic product successfully developed by Roche, its affiliates or sublicensees under the LCA, the Company is entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any.
     Under the LCA, the Company and Roche also agreed to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets (“Discovery Collaboration”), subject to the Company’s existing contractual obligations to third parties. In October 2009, the Company and Roche advanced their alliance to initiate this therapeutic collaboration stage. Under this new phase of the collaboration, the Company and Roche will jointly collaborate on the discovery and development of specific RNAi therapeutic products and each party will contribute key delivery technologies in the effort, which is focused on specific disease targets. The Company and Roche intend to co-develop and co-commercialize RNAi therapeutic products in the U.S. market and the Company is eligible to receive additional milestone and royalty payments for products developed in the rest of the world, if any. After a pre-specified period of collaborative activities, each party will have the option to opt-out of the day-to-day development activities in exchange for reduced milestones and royalty payments in the future. The Discovery Collaboration will be governed by the joint steering committee that is comprised of an equal number of representatives from each party.
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
     In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a Share Purchase Agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, which became effective in August 2007, the Company created a new, wholly-owned German limited liability company (“Roche Kulmbach”) into which substantially all of the non-intellectual property assets of Alnylam Europe were transferred, and Roche Germany purchased from the Company all of the issued and outstanding shares of Roche Kulmbach for an aggregate purchase price of $15.0 million. The Alnylam Europe Purchase Agreement also included transition services that were performed by Roche Kulmbach employees at various levels through August 2008. The Company reimbursed Roche for these services at an agreed-upon rate. The Company recorded contra revenue (a reduction of revenues) of $0.2 million and $1.0 million for these services for the three and nine months ended September 30, 2008, respectively.

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
     When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting. The accounting guidance specifically requires that the delivered components must have value to the customer on a standalone basis and that there is objective and reliable evidence of the fair value of the undelivered components. Application of this standard requires subjective determinations and requires management to make judgments about the value of each individual element and whether it is separable from the other aspects of the contractual relationship. The Company has determined that the deliverables under the Roche alliance include the license, the Alnylam Europe assets and employees, the steering committees (joint steering committee and future technology committee) and the services that the Company will be obligated to perform under the Discovery Collaboration. The Company has concluded that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and assets of Alnylam Europe are not separable from the undelivered services (i.e., the steering committees and Discovery Collaboration) and, accordingly, the license and the services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Roche alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services will end, contractually, five years from the effective date of the LCA. The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA in order to utilize a proportional performance model. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. The Company recognized $13.8 million and $41.6 million in revenues in its condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively, and $13.7 million and $40.4 million in revenues for the three and nine months ended September 30, 2008, respectively, under the Roche alliance.
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
     In consideration for the rights granted to Takeda under the Takeda Collaboration Agreement, Takeda agreed to pay the Company $150.0 million in upfront and near-term technology transfer payments. In addition, the Company has the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda Collaboration Agreement. In June 2008, Takeda paid the Company an upfront payment of $100.0 million. Takeda is also required to make the additional $50.0 million in payments to the Company upon achievement of specified technology transfer milestones, $20.0 million of which was achieved in September 2008 and paid in October 2008, $20.0 million of which is required to be paid upon achievement of specified technology transfer activities, but no later than 24 months after execution of the Takeda Collaboration Agreement, and $10.0 million of which is required to be paid upon achievement of specified technology transfer activities within 24 to 36 months after execution of the Takeda Collaboration

Agreement (collectively, the “Technology Transfer Milestones”). If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay the Company $50.0 million for each of up to approximately 20 total additional fields selected, comprising substantially all other fields of human disease, as identified and agreed upon by the parties. In addition, for each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, the Company is entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any.
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
     The Company has determined that the deliverables under the Takeda Collaboration Agreement include the license, the joint committees (the JTTC, JRCC and JDCC), the technology transfer activities and the services that the Company will be obligated to perform under the Research Collaboration. The Company has determined that, pursuant to the accounting guidance, the license and undelivered services (i.e., the joint committees and the Research Collaboration) are not separable and, accordingly, the license and services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Takeda Collaboration Agreement, the last elements to be delivered are the JDCC and JTTC services, each of which has a life of no more than seven years. The Company is recognizing the upfront payment of $100.0 million, the first Technology Transfer Milestone of $20.0 million and the $30.0 million of remaining Technology Transfer Milestones, the receipt of which the Company believes is probable, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration was largely unknown, in order to utilize a proportional performance model. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. The Company recognized $5.4 million and $16.3 million in revenues in its condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively, and $5.4 million and $7.4 million in revenues for the three and nine months ended September 30, 2008, respectively, under the Takeda Collaboration Agreement.
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
     The Company agreed to pay Isis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product that the Company or a collaborator develops using Isis intellectual property. In addition, the Company agreed to pay to Isis a percentage of specified fees from strategic collaborations the Company may enter into that include access to Isis intellectual property. Isis agreed to pay the Company, per therapeutic target, a license fee of $0.5 million, and milestone payments totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product developed by Isis or a collaborator that utilizes the Company’s intellectual property. Isis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration.
     As part of the Amended and Restated Isis Agreement, the Company and Isis have expanded their collaborative efforts to focus on the development of single-stranded RNAi (“ssRNAi”) technology. Under the Amended and Restated Isis Agreement, the Company obtained from Isis a co-exclusive, worldwide license to Isis’ current and future patents and patent applications relating to chemistry and RNA-targeting mechanisms to research, develop and commercialize ssRNAi products for a limited number of gene targets to be designated by the Company. Each of the Company and Isis will have the opportunity to discover and develop drugs employing the ssRNAi technology. Under the terms of the Amended and Restated Isis Agreement, the Company will potentially pay Isis up to an aggregate of $31.0 million in license fees, payable in four tranches, that include $11.0 million paid on signing, $10.0 million 18 months following signing, or if and when in vivo efficacy in rodents is demonstrated if sooner, $5.0 million upon achievement of in vivo efficacy in non-human primates, and $5.0 million upon initiation of the first clinical trial with an ssRNAi drug, subject to the Company’s right to unilaterally terminate the research program. The Company has recorded the upfront payment of $11.0 million as research and development expense. The Company will expense each milestone payment when achievement of the milestone is considered probable. The Company will fund research activities at a minimum of $3.0 million each year for three years with research development activities conducted by both the Company and Isis. If the Company develops and commercializes drugs utilizing ssRNAi technology on its own or with a partner, Isis could potentially receive milestone payments, totaling up to $18.5 million per product, as well as royalties. Also, initially, Isis is eligible to receive up to 50% of any sublicense payments due to the Company from a third party based on the Company’s partnering of ssRNAi products, which amount will decline over time as the Company’s investment in the technology and drugs increases. In turn, the Company is eligible to receive up to five percent of any sublicense payments due to Isis from a third party based on Isis’ partnering of ssRNAi products.
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
     Under the terms of the Stock Purchase Agreement, in October 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance. In addition, under the Investor Rights Agreement, the Company granted Novartis rights to acquire additional equity securities in the event that the Company proposes to sell or issue any equity securities, subject to specified exceptions, as described in the Investor Rights Agreement, such that Novartis would be able to maintain its then-current ownership percentage in the Company’s outstanding common stock. Pursuant to terms of the Investor Rights Agreement, in May 2008, Novartis purchased 213,888 shares of the Company’s common stock at a purchase price of $25.29 per share, resulting in an aggregate payment to the Company of $5.4 million. In May 2009, Novartis purchased 65,922 shares of the Company’s common stock at a purchase price of $17.50 per share, resulting in an aggregate payment to the Company of

$1.2 million. This purchase allowed Novartis to maintain its ownership position of 13.4% of the Company’s outstanding common stock. The exercise of this right does not result in any changes to existing rights or any additional rights to Novartis. Further, during the term described in the Investor Rights Agreement, Novartis is permitted to own no more than 19.9% of the Company’s outstanding shares.
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
     The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received that represents the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase from Novartis. These payments, in addition to research funding and certain milestone payments, the receipt of which is considered probable, are being amortized into revenue using the proportional performance method over the estimated duration of the Collaboration and License Agreement or ten years. Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned. The Company recognized $2.2 million and $7.1 million in revenues in its condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively, and $2.6 million and $9.1 million in revenues for the three and nine months ended September 30, 2008, respectively, related to the Collaboration and License Agreement.
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
Product Alliances
   Kyowa Hakko Alliance
     In June 2008, the Company entered into a license and collaboration agreement (the “Kyowa Hakko Agreement”) with Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko”). Under the Kyowa Hakko Agreement, the Company granted Kyowa Hakko an exclusive license to its intellectual property in Japan and other markets in Asia (the “Licensed Territory”) for the development and commercialization of an RNAi therapeutic for the treatment of respiratory syncytial virus (“RSV”) infection. The Kyowa Hakko Agreement covers ALN-RSV01, as well as additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program (“Additional Compounds”). The Company retains all development and commercialization rights worldwide outside of the Licensed Territory, subject to its agreement with Cubist Pharmaceuticals, Inc. (“Cubist”) described below.
     Under the terms of the Kyowa Hakko Agreement, in June 2008, Kyowa Hakko paid the Company an upfront cash payment of $15.0 million. In addition, Kyowa Hakko is required to make payments to the Company upon achievement of specified development and sales milestones totaling up to $78.0 million, and royalty payments based on annual net sales, if any, of RNAi compounds for RSV by Kyowa Hakko, its affiliates and sublicensees in the Licensed Territory.
     The collaboration between Kyowa Hakko and the Company is governed by a joint steering committee that is comprised of an equal number of representatives from each party. Under the agreement, Kyowa Hakko is establishing a development plan for the ALN-RSV program relating to the development activities to be undertaken in the Licensed Territory, with the initial focus on Japan. Kyowa Hakko is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval and commercialization of the ALN-RSV program in Japan and the rest of the Licensed Territory. The Company is responsible for supply of the product to Kyowa Hakko under a supply agreement unless Kyowa Hakko elects, prior to the first commercial sale of the product in the Licensed Territory, to manufacture the product itself or arrange for a third party to manufacture the product.
     The Company has determined that the deliverables under the Kyowa Hakko Agreement include the license, the joint steering committee, the manufacturing services and any Additional Compounds. The Company has determined that, pursuant to the accounting guidance, the individual deliverables are not separable and, accordingly, must be accounted for as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. The Company is currently unable to reasonably estimate its period of performance under the Kyowa Hakko Agreement, as it is unable to estimate the timeline of its deliverables related to a fixed-price option granted to Kyowa Hakko for any Additional Compounds. The Company is deferring all revenue under the Kyowa Hakko Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Kyowa Hakko Agreement.
   Cubist Alliance
     In January 2009, the Company entered into a license and collaboration agreement (the “Cubist Agreement”) with Cubist to develop and commercialize therapeutic products (“Licensed Products”) based on certain of the Company’s RNAi technology for the treatment of RSV infection. Licensed Products initially included ALN-RSV01, as well as several other second-generation RNAi-based RSV inhibitors.
     In November  2009, the Company and Cubist entered into an amendment to the Cubist Agreement (the “Amendment”), which provides that the parties will focus their collaboration and joint development efforts on ALN-RSV02, a second-generation compound, for use in pediatric patients. Consistent with the original Cubist Agreement, the Company and Cubist will each bear one-half of the related development costs for ALN-RSV02. Pursuant to the terms of the Amendment, the Company will also continue to develop ALN-RSV01 for adult transplant patients in its sole discretion and at its sole expense. Cubist has the right to resume the collaboration on ALN-RSV01 again in the future, which right may be exercised for a specified period of time following the completion of the Company’s planned Phase IIb trial of ALN-RSV01 in adult lung transplant patients infected with RSV, subject to the payment by Cubist of an opt-in fee representing reimbursement of an agreed upon percentage of the Company’s future development expenses for ALN-RSV01.
     Under the terms of the Cubist Agreement, the Company and Cubist share responsibility for developing Licensed Products in North America and each bears one-half of the related development costs, subject to the terms of the Amendment.

The Company’s collaboration with Cubist for the development of Licensed Products in North America is governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist will have the sole right to commercialize Licensed Products in North America with costs associated with such activities and any resulting profits or losses to be split equally between the Company and Cubist. Throughout the rest of the world (the “Royalty Territory”), excluding Asia, where the Company has previously partnered its ALN-RSV program with Kyowa Hakko, Cubist will have an exclusive, royalty-bearing license to develop and commercialize Licensed Products.
     In consideration for the rights granted to Cubist under the Cubist Agreement, Cubist made a $20.0 million upfront cash payment to the Company. Cubist also has an obligation under the Cubist Agreement to pay the Company milestone payments, totaling up to an aggregate of $82.5 million, upon the achievement of specified development and sales events in the Royalty Territory. In addition, if Licensed Products are successfully developed, Cubist will be required to pay to the Company royalties on net sales of Licensed Products in the Royalty Territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, the Company will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license and, in addition to royalties on net sales in North America, will be entitled to receive additional milestone payments totaling up to an aggregate of $130.0 million upon achievement of specified development and sales events in North America, subject to the timing of the conversion by the Company and the regulatory status of Licensed Products at the time of conversion. If the Company makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the Royalty Territory.
     During the term of the Cubist Agreement, neither party nor its affiliates may develop, manufacture or commercialize anywhere in the world, outside of Asia, a therapeutic or prophylactic product that specifically targets RSV, except for Licensed Products developed, manufactured or commercialized pursuant to the Cubist Agreement.
     The Company has determined that the deliverables under the Cubist Agreement include the licenses, technology transfer related to the ALN-RSV program, the joint steering committee, and the development and manufacturing services that the Company will be obligated to perform during the development period. The Company has determined that, pursuant to the accounting guidance, the deliverables and undelivered services are not separable and, accordingly, the licenses and services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Cubist Agreement, the last element to be delivered is the service of the joint steering committee, which has an expected life of no more than seven years. The Company is recognizing the upfront payment of $20.0 million on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill its performance obligations in order to utilize a proportional performance model. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. The Company recognized $0.7 million and $2.1 million in revenues in its condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively, related to the upfront payment under the Cubist Agreement.
     Under the terms of the Cubist Agreement, the Company and Cubist share responsibility for developing Licensed Products in North America and each bears one-half of the related development costs, provided that under the terms of the Amendment, the Company will fund the advancement of ALN-RSV01 for adult lung transplant patients and Cubist will retain an opt-in right. For revenue generating arrangements that involve cost sharing between the parties, the Company presents the results of activities for which it acts as the principal on a gross basis and reports any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As the Company is not considered the principal under the Cubist Agreement, the Company records any amounts due from Cubist as a reduction of research and development expense. For the three and nine months ended September 30, 2009, the Company and Cubist incurred $2.9 million and $9.9 million, respectively, under the Cubist Agreement. During the three and nine months ended September 30, 2009, amounts due from Cubist of $1.3 million and $4.6 million, respectively, were recorded as a reduction to research and development expense. As such, the Company recorded net research and development expenses of $1.5 million and $5.0 million in its condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.

Government Funding
   NIH Contract
     In September 2006, the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health, awarded the Company a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. As a result of the continued progress of this program, the NIAID has made the entire $23.0 million available to the Company over the four-year term of the contract, which will be completed in September 2010. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities. The Company recognized $1.2 million and $4.5 million in revenues in its condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively, and $1.2 million and $2.9 million in revenues for the three and nine months ended September 30, 2008, respectively, under the NIAID contract.
   Department of Defense Contract
     In August 2007, the Defense Threat Reduction Agency (“DTRA”) of the United States Department of Defense awarded the Company a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus. The government initially committed to pay the Company up to $10.9 million through February 2009, which included a six-month extension granted by DTRA in July 2008. Following a program review in early 2009, the Company and DTRA determined not to continue this program and accordingly, the remaining funds of up to $27.7 million will not be accessed. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities. The Company recognized zero and $0.2 million in revenues in its condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively, and $1.7 million and $8.7 million in revenues for the three and nine months ended September 30, 2008, respectively, under the DTRA contract.
3. INCOME TAXES
     During the three and nine months ended September 30, 2009, the Company recorded a benefit from income taxes of $0.6 million and a provision for income taxes of $1.0 million, respectively, as compared to a benefit from income taxes of $0.8 million and a provision for income taxes of $0.7 million during the three and nine months ended September 30, 2008, respectively. The benefit from income taxes for the three months ended September 30, 2009 was primarily a result of increased expenses relating to legal activities in 2009. The Company records income tax expense for federal alternative minimum tax, state and foreign taxes. The Company expects to generate U.S. taxable income during 2009 due to the recognition of certain proceeds received from the Takeda alliance. The Company’s U.S. taxable income is expected to be offset by net operating loss carryforwards and other deferred tax attributes. However, the Company will continue to be subject to federal alternative minimum tax and state income taxes.
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
     At December 31, 2008, the California state net operating loss carryforward was $8.7 million (related to Regulus, located in California) and the Massachusetts state tax credit carryforwards were $1.4 million. These attributes are available to reduce future tax liabilities and expire at various dates through 2023. Ownership changes, as defined in the Internal Revenue Code of 1986, as amended (the “Code”), including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The Company has determined that there is no limitation on the utilization of net operating loss and tax credit carryforwards in accordance with Section 382 of the Code.
     In January 2007, the Company adopted a newly issued accounting standard which required additional accounting and disclosure about uncertain tax positions. The implementation of this accounting standard did not require any adjustment to the Company’s beginning tax positions. The Company continues to recognize fully its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At September 30, 2009, the Company did not have any unrecognized tax benefits.

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
          The Company, Isis and Regulus also entered into a license and collaboration agreement (the “Regulus Collaboration Agreement”) to pursue the discovery, development and commercialization of therapeutic products directed to microRNAs. Under the terms of the Regulus Collaboration Agreement, the Company and Isis each assigned to Regulus specified patents and contracts covering microRNA-specific technology. In addition, each of the Company and Isis granted to Regulus an exclusive, worldwide license under its rights to other microRNA-related patents and know-how to develop and commercialize therapeutic products containing compounds that are designed to interfere with or inhibit a particular microRNA, subject to the Company’s and Isis’ existing contractual obligations to third parties. Regulus was also granted the right to request a license from the Company and Isis to develop and commercialize therapeutic products directed to other microRNA compounds, which license is subject to the Company’s and Isis’ approval and to each such party’s existing contractual obligations to third parties. Regulus also granted to the Company and Isis an exclusive license to technology developed or acquired by Regulus for use solely within the Company’s and Isis’ respective fields (as defined in the Regulus Collaboration Agreement), but specifically excluding the right to develop, manufacture or commercialize the therapeutic products for which the Company and Isis granted rights to Regulus.
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
          The Company has reviewed the consolidation guidance that defines a VIE and has concluded that Regulus currently qualifies as a VIE. The Investor Rights Agreement contains transfer restrictions on each of Isis’ and the Company’s interests and, as a result, Isis and the Company are considered related parties under the accounting standard that defines VIEs. The Company has assessed which entity would be considered the primary beneficiary and has concluded that Isis is the primary beneficiary and, accordingly, the Company has not consolidated Regulus.
          The Company accounts for its investment in Regulus using the equity method of accounting. Through December 31, 2008, the Company was recognizing the first $10.0 million of losses of Regulus as equity in loss of joint venture (Regulus Therapeutics Inc.) in its condensed consolidated statements of operations because the Company was responsible for funding those losses through its initial $10.0 million cash contribution. Beginning in January 2009, in connection with the conversion of Regulus to a C corporation, the Company is recognizing approximately 49% of the losses of Regulus. The carrying value of the Company’s investment in joint venture (Regulus Therapeutics LLC) immediately prior to the conversion to a C corporation exceeded 49% of the net assets of Regulus by approximately $0.8 million. Upon conversion, this amount was allocated to the intellectual property of Regulus and, because the intellectual property was determined to be in-process research and development, the $0.8 million was recorded as a charge to expense. This charge is included in equity in loss of joint venture (Regulus Therapeutics Inc.) in the condensed consolidated statement of operations for the nine months ended September 30, 2009. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expense. At September 30, 2009, the Company’s investment in the joint venture was $7.9 million, which is recorded as an investment in joint venture (Regulus Therapeutics Inc.) in the condensed consolidated balance sheets under the equity method. Summary results of Regulus’ statements of operations for the three and nine months ended September 30, 2009 and 2008 and balance sheets as of September 30, 2009 and December 31, 2008 are presented in the tables below, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statement of Operations Data:
Net revenues	$625	$681	$2,388	$1,429
Operating expenses (1)	2,935	3,214	8,302	7,883

Loss from operations	(2,310)	(2,533)	(5,914)	(6,454)
Other income	11	68	23	217

Net loss	$(2,299)	$(2,465)	$(5,891)	$(6,237)

(1) Non-cash stock-based compensation included in operating expenses	$207	$752	$(14)	$1,808

	September 30,	December 31,
	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$21,893	$22,411
Working capital	29,129	16,467
Total assets	35,999	23,678
Note payable	6,014	5,179
Total stockholders’ equity	15,842	1,745
5. COMMITMENTS AND CONTINGENCIES
Operating Lease
          In June 2009, the Company entered into an agreement with ARE-MA Region No. 28 LLC (the “Landlord”), amending provisions of its lease dated as of September 26, 2003, and amended on March 16, 2006. The amendment provides for the lease of the entire second floor of the Cambridge, Massachusetts premises (the “Premises”), including space previously subleased by the Company from Archemix Corp. (“Archemix”), effective as of July 1, 2009. The Company is leasing approximately 11,000 square feet of new space and, in total, leases and occupies approximately 95,000 square feet of office and laboratory space at the Premises under the lease, as amended.
          The term of the lease was extended an additional five years and now expires in September 2016. The Company has the option to extend the lease for two successive five-year extensions. Accordingly, the Company’s operating lease obligations through 2016 increased by $22.2 million as a result of this amendment.
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
Manufacturing Commitment
          In January 2009, the Company and Tekmira Pharmaceuticals Corporation (“Tekmira”) entered into a manufacturing and supply agreement under which the Company committed to pay Tekmira up to CAD$11.2 million (representing U.S.$9.2 million at the time of execution) over a three-year period beginning in January 2009.
Litigation
          In June 2009, the Company joined with Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max-Planck-Innovation GmbH (collectively, “Max Planck”), in taking legal action against the Whitehead Institute for Biomedical Research (“Whitehead”), the Massachusetts Institute of Technology (“MIT”) and the Board of Trustees of the University of Massachusetts (“UMass”). The complaint, initially filed in Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges (among other things) that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl II patent applications.  In the field of RNAi therapeutics, the Company is the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
          The complaint seeks to enjoin the defendants from taking any further action in connection with the prosecution of any Tuschl I application, a declaratory judgment and unspecified monetary damages. In August 2009, the court denied the Company’s motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed a counterclaim against the Company and Max Planck for breach of contract, as well as other counterclaims. A trial on the merits has been scheduled to begin in February 2010.
          In addition, in September 2009, the U.S. Patent and Trademark Office (“USPTO”), granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application.  This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck.  Whitehead has filed a petition to overturn the ruling on Max Planck’s petition.
          Although the Company (along with Max Planck) are vigorously asserting their rights in this case, litigation is subject to inherent uncertainty and a court could ultimately rule against the Company and Max Planck. In addition, litigation is costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in running the Company’s business. The Company has not recorded an estimated liability associated with the legal proceedings described above due to the uncertainties related to both the likelihood and the amount of any potential loss.

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
          We are applying our technological expertise to build a pipeline of RNAi therapeutics to address significant medical needs, many of which cannot effectively be addressed with small molecules or antibodies, the current major classes of drugs. Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. In February 2008, we reported positive results from our Phase II experimental RSV infection clinical trial, referred to as the GEMINI study. The GEMINI study was designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01. In this study, ALN-RSV01 was found to be safe and well tolerated and demonstrated statistically significant anti-viral activity, including an approximately 40% reduction in viral infection and a 95% increase in infection-free patients (p<0.01), as compared to placebo. In July 2009, we reported positive results from a second Phase II human clinical trial assessing the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV. The study achieved its primary objective of demonstrating the safety and tolerability of ALN-RSV01. In particular, there were no drug-related serious adverse events or discontinuations, and there were no clinically significant differences in the overall adverse event profile between ALN-RSV01 and placebo. Importantly, there was no evidence of disease exacerbation related to ALN-RSV01 treatment. At the 90-day endpoint, all patients survived and the incidence of intubation, new respiratory infection, or acute rejection was comparable across ALN-RSV01 and placebo groups. In addition, new 90-day clinical data were collected. The study was not powered to demonstrate clinical outcomes due to the small sample size and, accordingly, such data were therefore considered exploratory. Prospectively defined clinical secondary endpoints at 90 days included recovery of lung function (forced expiratory volume in the first second, or FEV1) as measured by spirometry and clinical determination of new or progressive bronchiolitis obliterans syndrome, or BOS. ALN-RSV01 treatment was associated with a statistically significant decrease in the total incidence of new or progressive BOS at 90 days compared to placebo (p=0.02); 50% of placebo patients showed new or progressive BOS as compared with only 7.1% of ALN-RSV01-treated patients.
          We have formed collaborations with Cubist Pharmaceuticals, Inc., or Cubist, and Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko, for the development and commercialization of products for RSV. We will jointly develop and commercialize products for RSV with Cubist in North America, Cubist has responsibility for developing and commercializing these products in the rest of the world outside of Asia, and Kyowa Hakko has the responsibility for developing and commercializing these products in Asia. In November 2009, we and Cubist agreed to focus our collaboration and joint development efforts on ALN-RSV02, a second-generation compound, for use in pediatric patients. We and Cubist will each bear one-half of the related development costs for ALN-RSV02. We are also continuing to develop ALN-RSV01 for adult transplant patients in our sole discretion and at our sole expense. Cubist has the right to resume the collaboration on ALN-RSV01 again in the future, which right may be exercised for a specified period of time following the completion of our planned Phase IIb trial of ALN-RSV01 in adult lung transplant patients infected with RSV, subject to the payment by Cubist of an opt-in fee representing reimbursement of an agreed upon percentage of our future development expenses for ALN-RSV01. Kyowa Hakko remains our exclusive partner in Asia for the ALN-RSV program.

          In December 2008, we submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA, for ALN-VSP, our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of liver cancers, including hepatocellular carcinoma and other solid tumors with liver involvement. We received clearance from the FDA in January 2009 and initiated the Phase I study in March 2009. The Phase I study, currently being conducted in the United States, is a multi-center, open label, dose escalation study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in up to approximately 55 patients with advanced solid tumors with liver involvement, who have failed to respond to or have progressed after standard treatment.
          We are also working on a number of programs in pre-clinical development, including:
•	ALN-TTR, an RNAi therapeutic candidate targeting the transthyretin, or TTR, gene for the treatment of TTR amyloidosis, which, in August 2009, we announced as our next IND candidate;
•	ALN-PCS, an RNAi therapeutic targeting a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia; and
•	ALN-HTT, an RNAi therapeutic for the treatment of Huntington’s disease, which we are developing in collaboration with Medtronic, Inc., or Medtronic.
          In addition to these development efforts, we are conducting research activities to discover RNAi therapeutics to treat various diseases. The diseases for which we have discovery programs include: viral hemorrhagic fever, including the Ebola virus, which can cause severe, often fatal infection and poses a potential biological safety risk and bioterrorism threat; Parkinson’s disease, a progressive brain disease which is characterized by uncontrollable tremor and, in some cases, may result in dementia; and progressive multifocal leukoencephalopathy, or PML, which is a disease of the central nervous system caused by viral infection in immune compromised patients. We are also pursuing many other undisclosed internal pre-clinical programs.
          In addition to these programs, as part of our collaborations with Novartis Pharma AG and one of its affiliates, or Novartis, F. Hoffmann-La Roche Ltd and certain of its affiliates, or Roche, and Takeda Pharmaceutical Company Limited, or Takeda, we have research activities to discover RNAi therapeutics directed to a number of undisclosed targets.
          We are working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics directly to specific sites of disease, such as the delivery of ALN-RSV to the lungs, which we refer to as Direct RNAi. We also are working to extend our capabilities to advance the development of RNAi therapeutics that are administered by intravenous, subcutaneous or intramuscular approaches, which we refer to as Systemic RNAi. We have numerous RNAi therapeutic delivery collaborations and intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options, including with respect to Direct RNAi and Systemic RNAi. For example, in May of 2007, we entered into an agreement with the Massachusetts Institute of Technology, or MIT, Center for Cancer Research under which we are sponsoring an exclusive five-year research program focused on the delivery of RNAi therapeutics. In addition, during 2007, we obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira Pharmaceuticals Corporation, or Tekmira, for the discovery, development and commercialization of lipid-based nanoparticle formulations for the delivery of RNAi therapeutics. In May 2008, Tekmira acquired Protiva Biotherapeutics Inc., or Protiva. In connection with this acquisition, we entered into new agreements with Tekmira and Protiva, which provide us access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. Under these agreements, we continue to have exclusive rights to the Semple (U.S. Patent No. 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents for RNAi, which we believe are critical for the use of cationic liposomal delivery technology. In July 2009, we and Tekmira agreed to jointly participate in a new research collaboration with scientists at The University of British Columbia, or UBC, and AlCana Technologies, Inc., or AlCana, focused on the discovery of novel cationic lipids and lipid nanoparticles for the systemic delivery of RNAi therapeutics. We will fund the collaborative research over a two-year period, and the work will be conducted by scientists at UBC and AlCana. We will receive exclusive rights to all new inventions as well as rights to sublicense any resulting intellectual property to our current and future collaborators. Tekmira will receive rights to use new inventions for their own RNAi therapeutic programs that are licensed under our InterfeRxtm program.
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
          In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis, Biogen Idec Inc., or Biogen Idec, Roche, Takeda, Kyowa Hakko and Cubist. In April 2009, we expanded our existing agreement with Isis to focus on the development of single-stranded RNAi, or ssRNAi, technology. In July 2009, Novartis elected to further extend the term of our collaboration and license agreement for the fifth and final planned year, through October 2010. In October 2009, we advanced our alliance with Roche to the therapeutic collaboration stage, in which we and Roche will jointly collaborate on the discovery and development of specific RNAi therapeutic products.
          We have also entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health. We have established collaborations with and, in some instances, received funding from major medical and disease associations. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRx program and to research companies that commercialize RNAi reagents or services under our research product licenses.
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
          As noted above, in January 2009, we entered into a license and collaboration agreement with Cubist to develop and commercialize therapeutic products based on certain of our RNAi technology for the treatment of RSV. Under the Cubist agreement, licensed products initially included ALN-RSV01, which is currently in Phase II clinical development, as well as several other second-generation RNAi-based RSV inhibitors. In November 2009, we and Cubist agreed to focus our collaboration and joint development efforts on ALN-RSV02, a second-generation compound, for use in pediatric patients, while we are also continuing to develop ALN-RSV01 for adult transplant patients. Cubist has the right to resume the collaboration on ALN-RSV01 again in the future, which right may be exercised following the completion of our planned Phase IIb trial of ALN-RSV01. A more complete description of the Cubist agreement is set forth below under “Strategic Alliances.”
          We commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of September 30, 2009, we had an accumulated deficit of $292.0 million. Through September 30, 2009, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through September 30, 2009, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding and license fee revenues.
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
Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Our most advanced program is focused on the treatment of RSV infection and is in Phase II clinical studies. In January 2009, we received clearance from the FDA to proceed with a Phase I study of ALN-VSP for the treatment of patients with advanced solid tumors with liver involvement. We initiated our ALN-VSP Phase I study in March 2009. In August 2009, we announced ALN-TTR, for the treatment of TTR amyloidosis, as our next IND candidate. Our other development programs are focused on hypercholesterolemia and Huntington’s disease. In addition to these development programs, we have discovery programs to develop RNAi therapeutics for the treatment of a broad range of diseases, such as viral hemorrhagic fever, including the Ebola virus, Parkinson’s disease, PML and many other undisclosed programs, as well as several other diseases that are the subject of our strategic alliances. We are also working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics both directly to the specific sites of disease and systemically, and we intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options.
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

Strategic Alliances
          A significant component of our business plan is to enter into strategic alliances and collaborations with pharmaceutical and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, capabilities, technical resources and intellectual property to further our development efforts and to generate revenues. Our collaboration strategy is to form (1) non-exclusive platform alliances where our collaborators obtain access to our capabilities and intellectual property to develop their own RNAi therapeutic products; and (2) 50-50 co-development and/or ex-U.S. market geographic alliances on specific RNAi therapeutic programs. We have entered into broad, non-exclusive platform license agreements with Roche and Takeda, under which we are also collaborating with each of Roche and Takeda on RNAi drug discovery for one or more disease targets. We are pursuing 50-50 co-development programs with Cubist and Medtronic for the development and commercialization of ALN-RSV02 and ALN-HTT, respectively. In addition, we have entered into a product alliance with Kyowa Hakko for the development and commercialization of ALN-RSV in territories not covered by the Cubist agreement, which include Japan and other markets in Asia. We also have discovery and development alliances with Isis, Novartis and Biogen Idec.
          We also seek opportunities to form new ventures in areas outside our core strategic focus. For example, we formed Regulus, together with Isis, to capitalize on our technology and intellectual property in the field of microRNA-based therapeutics. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures to be formed.
          To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of September 30, 2009, we had granted such licenses, on both an exclusive and nonexclusive basis, to approximately 20 companies.
          Since delivery of RNAi therapeutics remains a major objective of our research activities, we also look to form collaboration and licensing agreements with other companies and academic institutions to gain access to delivery technologies. For example, we have formed agreements with Tekmira, MIT, UBC and AlCana among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max-Planck-Innovation GmbH, Tekmira and MIT, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. In April 2009, we expanded our existing agreement with Isis to focus on the development of ssRNAi technology.
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
          Cubist Alliance. In January 2009, we entered into a license and collaboration agreement with Cubist to develop and commercialize therapeutic products based on certain of our RNAi technology for the treatment of RSV. Licensed products initially included ALN-RSV01, as well as several other second-generation RNAi-based RSV inhibitors. In November 2009, we and Cubist entered into an amendment to our license and collaboration agreement, which provides that we and Cubist will focus our collaboration and joint development efforts on ALN-RSV02, a second-generation compound, for use in pediatric patients. Consistent with the original license and collaboration agreement, we and Cubist will each bear one-half of the related development costs for ALN-RSV02. Pursuant to the terms of the amendment, we will also continue to develop ALN-RSV01 for adult transplant patients in our sole discretion and at our sole expense. Cubist has the right to resume the collaboration on ALN-RSV01 again in the future, which right may be exercised for a specified period of time following the completion of our planned Phase IIb trial of ALN-RSV01 in adult lung transplant patients infected with RSV, subject to the payment by Cubist of an opt-in fee representing reimbursement of an agreed upon percentage of our future development expenses for ALN-RSV01.
          Under the terms of the Cubist agreement, we and Cubist share responsibility for developing licensed products in North America and each bears one-half of the related development costs, subject to the terms of the November 2009 amendment. Our collaboration with Cubist for the development of licensed products in North America is governed by a joint steering committee comprised of an equal number of representatives from each party. Cubist will have the sole right to commercialize licensed products in North America with costs associated with such activities and any resulting profits or losses to be split equally between us and Cubist. Throughout the rest of the world, referred to as the Royalty Territory, excluding Asia, where we have previously partnered our ALN-RSV program with Kyowa Hakko, Cubist will have an exclusive, royalty-bearing license to develop and commercialize licensed products.
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
          We have determined that the deliverables under the Cubist agreement include the licenses, technology transfer related to the ALN-RSV program, the joint steering committee, and the development and manufacturing services that we will be obligated to perform during the development period. We have determined that the deliverables and undelivered services are not separable and, accordingly, the licenses and services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition pattern on the final deliverable. Under the Cubist agreement, the last element to be delivered is the joint steering committee service, which has an expected life of no more than seven years. We are recognizing the upfront payment of $20.0 million on a straight-line basis over seven years because we are unable to reasonably estimate the level of effort to fulfill our performance obligations in order to utilize a proportional performance model. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis.
          Under the terms of the Cubist agreement, we and Cubist share responsibility for developing licensed products in North America and each bears one-half of the related development costs, provided that under the terms of the November 2009 amendment, we will fund the advancement of ALN-RSV01 for adult lung transplant patients and Cubist will retain an opt-in right. For revenue generating arrangements that involve cost sharing between both parties, we present the results of activities for which we act as the principal, on a gross basis and report any payments received from (made to) other collaborators based on other applicable accounting principles generally accepted in the United States of America, or GAAP, or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As we are not considered the principal under the Cubist agreement, we record any amounts due from Cubist as a reduction of research and development expense. For the three and nine months ended September 30, 2009, we and Cubist incurred $2.9 million and $9.9 million, respectively, under the Cubist agreement. Amounts due from Cubist of $1.3 million and $4.6 million, respectively, were recorded as a reduction to research and development expense. As such, we recorded net research and development expenses of $1.5 million and $5.0 million in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.

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
          We agreed to pay Isis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product that we or a collaborator develops using Isis intellectual property. In addition, we agreed to pay to Isis a percentage of specified fees from strategic collaborations we may enter into that include access to the Isis intellectual property. Isis agreed to pay us, per therapeutic target, a license fee of $0.5 million, and milestone payments totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product developed by Isis or a collaborator that utilizes our intellectual property. Isis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration.
          As part of the amended and restated Isis agreement, we and Isis have expanded our collaborative efforts to focus on the development of single-stranded RNAi, or ssRNAi, technology. Under the amended and restated Isis agreement, we obtained from Isis a co-exclusive, worldwide license to Isis’ current and future patents and patent applications relating to chemistry and RNA-targeting mechanisms to research, develop and commercialize ssRNAi products for a limited number of gene targets to be designated by us. Both we and Isis will have the opportunity to discover and develop drugs employing the ssRNAi technology. Under the terms of the amended and restated Isis agreement, we will potentially pay Isis up to an aggregate of $31.0 million in license fees, payable in four tranches, that include $11.0 million on signing, $10.0 million 18 months following signing, or if and when in vivo efficacy in rodents is demonstrated if sooner, $5.0 million upon achievement of in vivo efficacy in non-human primates, and $5.0 million upon initiation of the first clinical trial with an ssRNAi drug, subject to our right to unilaterally terminate the research program. We have recorded the upfront payment of $11.0 million as research and development expense. We will expense each milestone payment when achievement of the milestone is considered probable. We will fund research activities at a minimum of $3.0 million each year for three years with research development activities conducted by both us and Isis. If we develop and commercialize drugs utilizing ssRNAi technology on our own or with a partner, Isis could potentially receive milestone payments, totaling up to $18.5 million per product, as well as royalties. Also, initially, Isis is eligible to receive up to 50% of any sublicense payments due to us from a third party based on our partnering of ssRNAi products, which amount will decline over time as our investment in the technology and drugs increases. In turn, we are eligible to receive up to five percent of any sublicense payments due to Isis from a third party based on Isis’ partnering of ssRNAi products.
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
          Roche Alliance. In October 2009, we and Roche advanced our alliance to initiate the therapeutic collaboration stage. Under this new phase of the collaboration, we and Roche will jointly collaborate on the discovery and development of specific RNAi therapeutic products and each of us will contribute key delivery technologies in the new effort, which is focused on specific disease targets. New delivery technologies include our lipid nanoparticles and Roche’s dynamic polyconjugate delivery technologies, and can also include additional delivery technologies such as SNALP technology from Tekmira. We and Roche intend to co-develop and co-commercialize RNAi therapeutic products in the U.S. market and we are eligible to receive additional milestone and royalty payments for products developed in the rest of the world, if any. After a pre-specified period of collaborative activities, each party will have the option to opt-out of the day-to-day development activities in exchange for reduced milestones and royalty payments in the future.
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
          In addition, in July 2009, we announced that we will contribute more than 1,500 patents or pending patent applications in our RNAi technology patent estate to the patent pool established by GSK in March 2009. We are the first company to add its patents to the approximately 800 patent filings GSK provided to the pool. The patent pool was formed to aid in the discovery and development of new medicines for the treatment of 16 neglected tropical diseases, or NTD, as defined by the FDA, in the world’s least developed countries. Through our contribution to the patent pool, we are providing RNAi intellectual property, technology and know-how on a royalty-free, non-profit basis in the least developed countries through licensing agreements with qualified third parties. Such organizations will be engaged in research efforts focused on discovery of new medicines for NTD and their distribution to least developed countries.
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
          The complaint seeks to enjoin the defendants from taking any further action in connection with the prosecution of any Tuschl I application, a declaratory judgment and unspecified monetary damages. In August 2009, the court denied our motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed a counterclaim against us and Max Planck for breach of contract, as well as other counterclaims. A trial on the merits has been scheduled to begin in February 2010.
          In addition, in September 2009, the U.S. Patent and Trademark Office, or USPTO, granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead has filed a petition to overturn the ruling on Max Planck’s petition.
          Although we (along with Max Planck) are vigorously asserting our rights in this case, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.

     Critical Accounting Policies and Estimates
          There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 2, 2009.
     Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$24,249	$25,734	$73,907	$71,759
Operating expenses	33,899	28,968	113,949	91,781
Loss from operations	(9,650)	(3,234)	(40,042)	(20,022)
Net loss	$(9,208)	$(2,858)	$(39,799)	$(16,857)
     Revenues
          The following table summarizes our total consolidated net revenues, for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Roche	$13,844	$13,671	$41,639	$40,447
Takeda	5,438	5,357	16,274	7,431
Novartis	2,182	2,637	7,104	9,061
Government contract	1,410	3,129	5,144	12,091
Other research collaborator	945	230	2,772	698
InterfeRx program, research reagent license and other	430	710	974	2,031

Total net revenues from research collaborators	$24,249	$25,734	$73,907	$71,759

          Revenues decreased for the three months ended September 30, 2009 primarily as a result of a decrease in government contract revenues, specifically the wind down of our collaboration with DTRA. Following a program review, in February 2009, we and DTRA determined not to continue this program and accordingly, no additional funds will be accessed. Revenues increased for the nine months ended September 30, 2009 primarily as a result of our alliance with Takeda. In June 2008, we entered into an alliance with Takeda and received upfront cash payments totaling $100.0 million and in October 2008, we received the first technology transfer milestone payment of $20.0 million. Takeda is required to make an additional $30.0 million in near-term payments to us upon achievement of specified technology transfer milestones. The $150.0 million in upfront and technology transfer milestone payments made or due to us under the Takeda alliance are being recognized as revenue on a straight-line basis over seven years.
          For the three and nine months ended September 30, 2009, the decrease in Novartis revenues was due in part to a reduction in the number of resources allocated to the broad Novartis alliance.
          For the three and nine months ended September 30, 2009, the increase in other research collaborator revenues was due primarily to our alliance with Cubist. In consideration for the rights granted to Cubist under the agreement, in January 2009, Cubist paid us an upfront cash payment of $20.0 million. We are recognizing this $20.0 million payment as revenue on a straight-line basis over seven years.
          Total deferred revenue of $292.1 million at September 30, 2009 consists of payments we have received from collaborators, primarily Roche, Takeda, Kyowa Hakko and Cubist, but have not yet recognized pursuant to our revenue recognition policies.
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

     Operating expenses
          The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months	% of Total	Three Months	% of Total
	Ended	Operating	Ended	Operating	Increase
	September 30, 2009	Expenses	September 30, 2008	Expenses	$	%
Research and development	$23,219	68%	$22,105	76%	$1,114	5%
General and administrative	10,680	32%	6,863	24%	3,817	56%

Total operating expenses	$33,899	100%	$28,968	100%	$4,931	17%

	Nine Months	% of Total	Nine Months	% of Total
	Ended	Operating	Ended	Operating	Increase
	September 30, 2009	Expenses	September 30, 2008	Expenses	$	%
Research and development	$87,155	76%	$71,940	78%	$15,215	21%
General and administrative	26,794	24%	19,841	22%	6,953	35%

Total operating expenses	$113,949	100%	$91,781	100%	$22,168	24%

          Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2009	Category	2008	Category	$	%
Research and development
External services	$5,263	23%	$5,738	26%	$(475)	(8%)
Compensation and related	5,350	23%	4,461	20%	889	20%
Clinical trial and manufacturing	3,293	14%	3,113	14%	180	6%
Non-cash stock-based compensation	3,128	13%	2,908	13%	220	8%
Facilities-related	2,861	12%	2,863	13%	(2)	* %
Lab supplies and materials	1,913	8%	2,093	9%	(180)	(9%)
License fees	814	4%	351	2%	463	132%
Other	597	3%	578	3%	19	3%

Total research and development expenses	$23,219	100%	$22,105	100%	$1,114	5%

*	Indicates less than 1%
          Research and development expenses increased during the three months ended September 30, 2009 due primarily to costs associated with new and existing in-licenses. Compensation and related expenses increased during the three months ended September 30, 2009 due primarily to additional research and development headcount to support our alliances and expanding product pipeline. Partially offsetting these increases, external services expenses decreased during the three months ended September 30, 2009 as a result of lower pre-clinical activities due primarily to the wind down of our collaboration with DTRA. Following a program review, in February 2009, we and DTRA determined not to continue this program and, accordingly, no additional expenses for this program will be incurred. In addition, under the terms of our January 2009 agreement with Cubist, we and Cubist each were responsible for one-half of the development costs for our ALN-RSV program for the three months ended September 30, 2009. Accordingly, for the three months ended September 30, 2009, we recorded a reduction to research and development expenses of $1.3 million. In November 2009, we and Cubist agreed to focus our collaboration and joint development efforts on ALN-RSV02 for use in pediatric patients. In turn, we will fund the advancement of ALN-RSV01 for adult lung transplant patients and Cubist will retain an opt-in right.
          We expect to continue to devote a substantial portion of our resources to research and development expenses and expect that research and development expenses may increase slightly for the remainder of 2009 as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies.

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

	Nine Months		Nine Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2009	Category	2008	Category	$	%
Research and development
External services	$16,411	19%	$17,866	25%	$(1,455)	(8%)
Compensation and related	16,220	19%	12,796	18%	3,424	27%
Clinical trial and manufacturing	14,692	17%	10,148	14%	4,544	45%
License fees	13,497	15%	7,869	11%	5,628	72%
Non-cash stock-based compensation	9,410	11%	8,079	11%	1,331	16%
Facilities-related	8,809	10%	7,472	10%	1,337	18%
Lab supplies and materials	6,069	7%	6,043	8%	26	* %
Other	2,047	2%	1,667	3%	380	23%

Total research and development expenses	$87,155	100%	$71,940	100%	$15,215	21%

*	Indicates less than 1%
          Research and development expenses increased during the nine months ended September 30, 2009 due primarily to license fees paid to Isis in connection with our ssRNAi program under the amended and restated Isis agreement entered into in April 2009, as well as higher license fees paid to certain entities, primarily Isis, as a result of the Cubist alliance and the initiation of our ALN-VSP Phase I clinical study. For the nine months ended September 30, 2008, license fees consisted primarily of $5.0 million in payments to certain entities, primarily Isis, as a result of the Takeda alliance, as well as a charge of $2.1 million in connection with our Tekmira investment in May 2008. Clinical trial and manufacturing expenses increased during the nine months ended September 30, 2009 due primarily to increased costs associated with our ALN-TTR pre-clinical program and our ALN-VSP and ALN-RSV clinical trials. Compensation and related expenses increased during the nine months ended September 30, 2009 due primarily to additional research and development headcount to support our alliances and expanding product pipeline. Partially offsetting these increases, external services expenses decreased during the nine months ended September 30, 2009 as a result of lower pre-clinical activities due primarily to the wind down of our collaboration with DTRA. Following a program review, in February 2009, we and DTRA determined not to continue this program and, accordingly, no additional expenses for this program will be incurred. In addition, under the terms of our January 2009 agreement with Cubist, we and Cubist each were responsible for one-half of the development costs for our ALN-RSV program for the nine months ended September 30, 2009. Accordingly, for the nine months ended September 30, 2009, we recorded a reduction to research and development expenses of $4.6 million. In November 2009, we and Cubist agreed to focus our collaboration and joint development efforts on ALN-RSV02 for use in pediatric patients. In turn, we will fund the advancement of ALN-RSV01 for adult lung transplant patients and Cubist will retain an opt-in right.
          General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2009	Category	2008	Category	$	%
General and administrative
Consulting and professional services	$5,893	55%	$2,541	37%	$3,352	132%
Non-cash stock-based compensation	2,110	20%	1,741	25%	369	21%
Compensation and related	1,429	13%	1,384	20%	45	3%
Facilities-related	682	6%	504	7%	178	35%
Insurance	181	2%	186	3%	(5)	(3%)
Other	385	4%	507	8%	(122)	(24%)

Total general and administrative expenses	$10,680	100%	$6,863	100%	$3,817	56%

          The increase in general and administrative expenses during the three months ended September 30, 2009 was due primarily to higher consulting and professional service expenses related to business activities, primarily legal activities, and higher non-cash stock-based compensation expenses.
          We expect general and administrative expenses will continue to increase during 2009 due to a variety of factors, including higher consulting and professional services expenses associated with legal activities, a description of which is set forth below under Part II, Item 1 — Legal Proceedings.

	Nine Months		Nine Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2009	Category	2008	Category	$	%
General and administrative
Consulting and professional services	$11,493	43%	$6,717	34%	$4,776	71%
Non-cash stock-based compensation	6,377	24%	4,938	25%	1,439	29%
Compensation and related	4,907	18%	4,279	22%	628	15%
Facilities-related	2,055	8%	1,853	9%	202	11%
Insurance	536	2%	505	3%	31	6%
Other	1,426	5%	1,549	7%	(123)	(8%)

Total general and administrative expenses	$26,794	100%	$19,841	100%	$6,953	35%

          The increase in general and administrative expenses during the nine months ended September 30, 2009 was due primarily to higher consulting and professional service expenses related to business activities, primarily legal activities, higher non-cash stock-based compensation expenses and an increase in general and administrative headcount over the past year to support our growth.
          Other income (expense)
          We incurred $1.1 million and $3.4 million equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and nine months ended September 30, 2009, respectively, as compared to $2.2 million and $5.4 million for the three and nine months ended September 30, 2008, respectively, in each period related to our share of the net losses incurred by Regulus. Through December 31, 2008, we were recognizing the first $10.0 million of losses of Regulus as equity in loss of joint venture (Regulus Therapeutics Inc.) in our condensed consolidated statements of operations because we were responsible for funding those losses through our initial $10.0 million cash contribution. Beginning in January 2009, in connection with the conversion of Regulus to a C corporation, we are recognizing approximately 49% of the losses of Regulus.
          Interest income was $1.0 million and $4.5 million for the three and nine months ended September 30, 2009, respectively, as compared to $3.5 million and $11.7 million for the three and nine months ended September 30, 2008, respectively. The decrease was due primarily to significantly lower average interest rates.
          Interest expense was zero for the three and nine months ended September 30, 2009 as compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively. Interest expense in the three and nine months ended September 30, 2008 was related to borrowings under our lines of credit used to finance capital equipment purchases. In December 2008, we defeased the aggregate outstanding balance under these credit lines and expect to have no interest expense in 2009.
          Income taxes, primarily as a result of our alliances with Roche and Takeda, was a benefit from income taxes of $0.6 million and a provision for income taxes of $1.0 million for the three and nine months ended September 30, 2009, respectively, as compared to a benefit from income taxes of $0.8 million and a provision for income taxes of $0.7 million for the three and nine months ended September 30, 2008, respectively. The benefit from income taxes for the three months ended September 30, 2009 was primarily a result of increased expenses relating to expected legal activities in the second half of 2009.

Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2009	2008
Net loss	$(39,799)	$(16,857)
Adjustments to reconcile net loss to net cash provided by operating activities	24,461	24,230
Changes in operating assets and liabilities	(39,938)	62,967

Net cash (used in) provided by operating activities	(55,276)	70,340
Net cash (used in) provided by investing activities	(41,186)	14,537
Net cash provided by financing activities	2,874	6,639
Effect of exchange rate on cash	(117)	64

Net (decrease) increase in cash and cash equivalents	(93,705)	91,580
Cash and cash equivalents, beginning of period	191,792	105,157

Cash and cash equivalents, end of period	$98,087	$196,737

          Since we commenced operations in 2002, we have generated significant losses. As of September 30, 2009, we had an accumulated deficit of $292.0 million. As of September 30, 2009, we had cash, cash equivalents and marketable securities of $453.5 million, compared to cash, cash equivalents and marketable securities of $512.7 million as of December 31, 2008. We invest primarily in cash equivalents, U.S. government and municipal obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the nine months ended September 30, 2009 and 2008.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, net cash used in operating activities of $55.3 million was due primarily to our net loss and other changes in our working capital. We had a decrease in deferred revenue of $37.9 million for the nine months ended September 30, 2009, as well as a decrease in income taxes payable of $4.8 million, partially offset by an increase in accounts payable of $5.8 million. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash provided by or used in operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.) and depreciation and amortization.
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
          Investing activities
          For the nine months ended September 30, 2009, net cash used in investing activities of $41.2 million resulted primarily from net purchases of marketable securities of $33.7 million, an additional $10.0 million investment in Regulus, and purchases of property and equipment of $3.7 million. Offsetting these amounts was a decrease in restricted cash of $6.2 million, resulting from the release of letters of credit in connection with the amendment of our facility lease and the termination of our sublease agreement. For the nine months ended September 30, 2008, net cash provided by investing activities of $14.5 million resulted primarily from net sales of marketable securities of $24.1 million due primarily to the maturity of investments, offset by purchases of property and equipment of $9.5 million.
          Financing activities
          For the nine months ended September 30, 2009, net cash provided by financing activities of $2.9 million was due to proceeds of $1.2 million from our issuance of common stock to Novartis in May 2009, as well as proceeds of $1.7 million from the issuance of common stock in connection with stock option exercises. For the nine months ended September 30, 2008, net cash provided by financing activities was $6.6 million due to proceeds of $5.4 million from our issuance of common stock to Novartis in May 2008, as well as proceeds of $4.0 million from the issuance of common stock in connection with stock option exercises, offset by $2.8 million for repayments on notes payable.
          During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, investment securities and raising capital generally, which have had a material adverse impact on their liquidity. In addition, the current economic downturn has severely diminished the availability of capital and may limit our ability to access these markets to obtain financing in the future. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, for which we have not recognized any impairment charges, together with the cash we expect to generate under our current alliances, including our Novartis, Roche, Takeda and Cubist alliances, will be sufficient to fund our planned operations for at least the next several years, during which time we expect to further the development of our product candidates, conduct clinical trials, extend the capabilities of our technology platform and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.
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

Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2008. In January 2009, we and Tekmira entered into a manufacturing and supply agreement under which we committed to pay Tekmira up to CAD$11.2 million (representing U.S.$9.2 million at the time of execution) over a three-year period beginning in January 2009. In June 2009, we entered into an agreement amending provisions of our existing lease. The amendment provides for the lease of the entire second floor of our Cambridge, Massachusetts premises, including space previously subleased by us from a third party, effective as of July 1, 2009. We are leasing approximately 11,000 square feet of new space and in total, occupy approximately 95,000 square feet of office and laboratory space at the premises under the lease, as amended. In addition, the term of the lease was extended an additional five years and now expires September 30, 2016. Accordingly, our operating lease obligations through 2016 increased by $22.2 million as a result of this amendment.
Recent Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or ASC. Effective in the third quarter of 2009, the ASC became the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB, and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not impact our condensed consolidated financial statements.
          In January 2009, we adopted a newly issued accounting standard for the accounting and disclosure of an entity’s collaborative arrangements. This newly issued standard prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaborative relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with this standard, we must also evaluate our collaborative agreements for proper income statement classification based on the nature of the underlying activity. Amounts due from our collaborations related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services by us is not central to our operations. The adoption of this newly issued accounting standard did not impact our condensed consolidated financial statements; however it resulted in enhanced disclosures for our collaborative agreements.
          In October 2009, the FASB issued a new accounting standard, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard, eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this accounting standard on our condensed consolidated financial statements.
          In June 2009, the FASB issued the following two new accounting standards, which have not yet been integrated into the ASC. Accordingly, these accounting standards will remain authoritative until integrated:
•	Statement of Financial Accounting Standards, or SFAS, No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or SFAS 166; and
•	SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” or SFAS 167.
          SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of a variable interest entity, or VIE, that is a qualifying special-purpose entity. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. We have not determined the effect that the adoption of this accounting standard will have on our condensed consolidated financial statements, but the effect will generally be limited to future transactions.
          SFAS 167 amends previously issued accounting guidance for the consolidation of a VIE to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE. This amended consolidation guidance for VIEs also replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise was exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new accounting standard has broad implications and may affect how we account for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements, and purchase arrangements. Under this revised consolidation guidance, more entities may meet the definition of a VIE, and the determination about who should consolidate a VIE is required to be evaluated continuously. We are evaluating any entity that may fall within the scope of the amended consolidation guidance to determine whether we may be required to consolidate any additional entity on January 1, 2010, which is the effective date of SFAS 167; however we have not yet completed our implementation analysis. Accordingly, we have not determined the effect that the adoption of this accounting standard will have on our condensed consolidated financial statements, if any.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2009, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $2.0 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities as of September 30, 2009.
ITEM 4. CONTROLS AND PROCEDURES.
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a—15(d) and 15d—15(d) under the Exchange Act) occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
           The complaint seeks to enjoin the defendants from taking any further action in connection with the prosecution of any Tuschl I application, a declaratory judgment and unspecified monetary damages. In August 2009, the court denied our motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed a counterclaim against us and Max Planck for breach of contract, as well as other counterclaims. A trial on the merits has been scheduled to begin in February 2010.
          In addition, in September 2009, the U.S. Patent and Trademark Office, or USPTO, granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead has filed a petition to overturn the ruling on Max Planck’s petition.
          Although we (along with Max Planck) are vigorously asserting our rights in this case, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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
          We have experienced significant operating losses since our inception. As of September 30, 2009, we had an accumulated deficit of $292.0 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical companies or funding from contracts with the government, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
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
          We will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision. In May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share. In May 2009, Novartis purchased 65,922 shares of our common stock at a purchase price of $17.50 per share. This purchase allowed Novartis to maintain its ownership position of 13.4% of our outstanding common stock. While the exercise of these rights by Novartis has provided us with an aggregate of $6.6 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
The investment of our cash, cash equivalents and marketable securities are subject to risks which may cause losses and affect the liquidity of these investments.
          At September 30, 2009, we had $453.5 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government and municipal obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. For example, due to recent market conditions, interest rates have fallen, and accordingly, our interest income decreased to $1.0 million and $4.5 million for the three and nine months ended September 30, 2009, respectively, from $3.5 million and $11.7 million, for the three and nine months ended September 30, 2008, respectively. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

Risks Related to Our Dependence on Third Parties
Our collaboration with Novartis is important to our business. If this collaboration is unsuccessful, Novartis terminates this collaboration or this collaboration results in competition between us and Novartis for the development of drugs targeting the same diseases, our business could be adversely affected.
          In October 2005, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis can select up to 30 exclusive targets to include in the collaboration, which number may be increased to 40 under certain circumstances and upon additional payments. Novartis pays the costs to develop these drug candidates and will commercialize and market any products derived from this collaboration. For RNAi therapeutic products successfully developed under the agreement, if any, we would be entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on the annual net sales, if any. The Novartis agreement had an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2009, Novartis elected to further extend the term of our collaboration agreement for the fifth and final planned year, through October 2010. Novartis may elect to terminate this collaboration in the event of a material uncured breach by us. Over the term of this agreement, we have received a substantial amount of funding from Novartis. If this collaboration is unsuccessful, or if it is terminated, our business could be adversely affected.
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
          In July 2007, we entered into a license and collaboration agreement with Roche. Under the license and collaboration agreement we granted Roche a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties. The license is limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases and may be expanded to include up to 18 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Roche of an additional $50.0 million for each additional therapeutic area, if any. In addition, in exchange for our contributions under the collaboration agreement, for each RNAi therapeutic product successfully developed by Roche, its affiliates, or sublicensees under the collaboration agreement, we are entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any. In May 2008, we entered into a similar license and collaboration agreement with Takeda, which is limited to the therapeutic areas of oncology and metabolic diseases, and which may be expanded to include up to 20 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Takeda of an additional $50.0 million for each additional therapeutic area, if any. For each RNAi therapeutic product successfully developed by Takeda, its affiliates and sublicensees, if any, we are entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any. In addition, we have agreed that for a period of five years, we will not grant any other party rights to develop RNAi therapeutics in the Asian territory.
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
          We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional alliances in the future. For example, we intend to enter into (1) non-exclusive platform alliances which will enable our collaborators to develop RNAi therapeutics and will bring in additional funding with which we can develop our RNAi therapeutics, and (2) alliances to jointly develop specific drug candidates and to jointly commercialize RNAi therapeutics, if they are approved, and/or ex-U.S. market geographic partnerships on specific RNAi therapeutic programs. In such alliances, we may expect our collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. For example, under our collaboration with Medtronic, we are jointly developing ALN-HTT, an RNAi therapeutic for Huntington’s disease, which would be delivered using an implanted infusion device developed by Medtronic. The success of this collaboration will depend, in part, on Medtronic’s expertise in the area of delivery by infusion device. In other alliances, we may expect our collaborators to develop, market and sell certain of our product candidates. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will jointly develop and commercialize certain products for RSV with Cubist in North America. We will rely entirely on Cubist for the development and commercialization of certain products for RSV in the rest of the world outside of Asia, where we will rely on Kyowa Hakko for development and commercialization of products for RSV. If Cubist and Kyowa Hakko are not successful in their commercialization efforts, our future revenues for RSV may be adversely affected.
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

          Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. Our agreement with Kyowa Hakko for the development and commercialization of RSV therapeutics for the treatment of RSV infection in Japan and other major markets in Asia may be terminated by Kyowa Hakko without cause upon 180-days’ prior written notice to us, subject to certain conditions, and our agreement with Cubist relating to the development and commercialization of certain RSV therapeutics in territories outside of Asia may be terminated by Cubist at any time upon as little as three months prior written notice, if such notice is given prior to the acceptance for filing of the first application for regulatory approval of a licensed product. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop internal sales, distribution and marketing capabilities, which would require us to invest significant amounts of financial and management resources.
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
          In September 2006, NIAID awarded us a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. Although the government has appropriated the funds provided for under this contract through September 2010, the government can terminate the agreement in specified circumstances. If we do not receive the $23.0 million we expect to receive under this contract, we may not be able to develop therapeutics to treat Ebola.
          In August 2007, DTRA awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus infection. When granted, this federal contract provided for potential funding of up to $38.6 million through February 2011. Of this amount, the government initially committed to pay us up to $10.9 million through February 2009, which term included a six-month extension granted by DTRA in July 2008. However, following a program review in early 2009, we and DTRA determined not to continue this program.
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
          Since we commenced operations in 2002, we have grown substantially. As of September 30, 2009, we had approximately 175 employees in our facility in Cambridge, Massachusetts. Our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If drug candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
Risks Related to Our Industry
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates
Any drug candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.
          Pre-clinical testing and clinical trials of new drug candidates are lengthy and expensive and the historical failure rate for drug candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of RSV infection. In January 2008, we completed our GEMINI study, a Phase II trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. We recently completed a second Phase II trial assessing the safety and tolerability of ALN-RSV01 in adult lung transplant patients naturally infected with RSV and we intend to continue the ALN-RSV01 clinical development program for adult lung transplant patients, and pursue, with our partner Cubist, the development of ALN-RSV02, a second-generation RNAi therapeutic candidate, for use in pediatric patients with RSV infection. In addition, in December 2008, we submitted an IND to the FDA for ALN-VSP, our first systemically delivered RNAi therapeutic. We are developing ALN-VSP for the treatment of certain liver cancers. We received clearance from the FDA in January 2009 to proceed with a Phase I study and initiated this study in March 2009. However, we may not be able to further advance these or any other product candidate through clinical trials. If we successfully enter into clinical studies, the results from pre-clinical testing or early clinical trials of a drug candidate may not predict the results that will be obtained in subsequent human clinical trials. For example, ALN-RSV01 may not demonstrate the same results in future adult lung transplant studies as it did in our recent Phase II trial. In addition, ALN-VSP and our other systemically delivered therapeutic candidates employ novel delivery formulations that have yet to be evaluated in human studies and have yet to be proven safe and effective in clinical trials. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, may suspend clinical trials of a drug candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular drug candidate for any or all indications of use.
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
•   delays in filing initial new drug applications;
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
     The complaint seeks to enjoin the defendants from taking any further action in connection with the prosecution of any Tuschl I application, a declaratory judgment and unspecified monetary damages. In August 2009, the court denied our motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed a counterclaim against us and Max Planck for breach of contract, as well as other counterclaims. A trial on the merits has been scheduled to begin in February 2010.
     In addition, in September 2009, the U.S. Patent and Trademark Office, or USPTO, granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead has filed a petition to overturn the ruling on Max Planck’s petition.
     Although we (along with Max Planck) are vigorously asserting our rights in this case, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
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
     Following their purchase in May 2009 of an additional 65,922 shares of our common stock, Novartis held 13.4% of our outstanding common stock and has the right to maintain its ownership percentage through the expiration or termination of our broad alliance. This concentration of ownership may harm the market price of our common stock by:
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

     ITEM 6. EXHIBITS.

10.1	Letter Agreement between the Registrant and John A. Schmidt, M.D.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
Date: November 4, 2009	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)