Form 10-Q
period 2010-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2010-05-06
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of April 30, 2010, the registrant had 41,961,028 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$114,947	$137,468
Marketable securities	146,811	143,934
Collaboration receivables	4,505	6,044
Prepaid expenses and other current assets	5,109	4,151
Deferred tax assets	1,937	1,937

Total current assets	273,309	293,534
Marketable securities	157,509	153,914
Property and equipment, net	18,304	18,324
Deferred tax assets, net of current portion	8,674	8,556
Investment in joint venture (Regulus Therapeutics Inc.)	5,032	6,435
Intangible assets, net	578	622

Total assets	$463,406	$481,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,988	$12,489
Accrued expenses	8,754	9,833
Income taxes payable	98	5,644
Deferred rent	838	838
Deferred revenue	81,893	81,929

Total current liabilities	98,571	110,733
Deferred rent, net of current portion	2,576	2,609
Deferred revenue, net of current portion	190,248	189,884
Other long-term liabilities	181	194

Total liabilities	291,576	303,420

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 41,888,955 shares issued and outstanding at March 31, 2010; 41,837,427 shares issued and outstanding at December 31, 2009	419	418
Additional paid-in capital	482,743	476,663
Accumulated other comprehensive income	823	716
Accumulated deficit	(312,155)	(299,832)

Total stockholders’ equity	171,830	177,965

Total liabilities and stockholders’ equity	$463,406	$481,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net revenues from research collaborators	$24,564	$25,057

Operating expenses:
Research and development(1)	24,700	25,321
General and administrative (1)	11,170	7,716

Total operating expenses	35,870	33,037

Loss from operations	(11,306)	(7,980)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(1,578)	(1,470)
Interest income	590	2,048
Other (expense) income	(11)	178

Total other income (expense)	(999)	756

Loss before income taxes	(12,305)	(7,224)
Provision for income taxes	(18)	(665)

Net loss	$(12,323)	$(7,889)

Net loss per common share — basic and diluted	$(0.29)	$(0.19)

Weighted average common shares used to compute basic and diluted net loss per common share	41,870	41,399

Comprehensive loss:
Net loss	$(12,323)	$(7,889)
Foreign currency translation	—	(90)
Unrealized gain (loss) on marketable securities	107	(473)

Comprehensive loss	$(12,216)	$(8,452)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$3,229	$3,034
General and administrative	2,098	2,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(12,323)	$(7,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,161	1,802
Deferred income taxes	(131)	(237)
Non-cash stock-based compensation	5,327	4,736
Charge for 401(k) company stock match	133	125
Equity in loss of joint venture (Regulus Therapeutics Inc.)	1,578	1,870
Changes in operating assets and liabilities:
Collaboration receivables	1,539	(1,643)
Prepaid expenses and other assets	(958)	(780)
Accounts payable	(5,501)	6,141
Income taxes payable	(5,546)	(5,078)
Accrued expenses and other	(1,208)	671
Deferred revenue	328	1,513

Net cash (used in) provided by operating activities	(15,601)	1,231

Cash flows from investing activities:
Purchases of property and equipment	(1,097)	(1,885)
Decrease in restricted cash	—	2,999
Purchases of marketable securities	(81,111)	(93,687)
Sales and maturities of marketable securities	74,746	136,698
Investment in joint venture (Regulus Therapeutics Inc.)	—	(10,000)

Net cash (used in) provided by investing activities	(7,462)	34,125

Cash flows from financing activities:
Proceeds from issuance of common stock	542	210

Net cash provided by financing activities	542	210

Effect of exchange rate on cash	—	(90)

Net (decrease) increase in cash and cash equivalents	(22,521)	35,476
Cash and cash equivalents, beginning of period	137,468	191,792

Cash and cash equivalents, end of period	$114,947	$227,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2009, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
          The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries, Alnylam U.S., Inc., Alnylam Europe AG (“Alnylam Europe”) and Alnylam Securities Corporation. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method of accounting to account for its investment in Regulus Therapeutics Inc. (“Regulus”).
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
          The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three Months Ended
	March 31,
	2010	2009
Options to purchase common stock	7,646	7,014
Unvested restricted common stock	—	29

	7,646	7,043

Fair Value Measurements
          The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices

(adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted Prices in	Significant	Significant
	As of	Active Markets	Observable Inputs	Unobservable Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$113,341	$113,341	$—	$—
Marketable securities (fixed income)
Government obligations	166,974	—	166,974	—
Corporate notes	121,807	—	121,807	—
Municipal notes	8,702	—	8,702	—
Commercial paper	4,997	—	4,997	—
Marketable securities (equity holdings)	1,840	—	1,840	—

Total	$417,661	$113,341	$304,320	$—

		Quoted Prices in	Significant	Significant
	As of	Active Markets	Observable Inputs	Unobservable Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$129,113	$129,113	$—	$—
Marketable securities (fixed income)				—
Government obligations	185,087	—	185,087	—
Corporate notes	89,220	—	89,220	—
Commercial paper	12,994	—	12,994	—
Municipal notes	8,700	—	8,700	—
Marketable securities (equity holdings)	1,847	—	1,847	—

Total	$426,961	$129,113	$297,848	$—

          The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
Subsequent Events
          The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognizable or unrecognizable subsequent events.
Recent Accounting Pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this accounting standard on its condensed consolidated financial statements.
          In June 2009, the FASB issued a new accounting standard, which amends previously issued accounting guidance for the consolidation of a variable interest entity (“VIE”) to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE. This amended consolidation guidance for VIEs also replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise was exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new accounting standard has broad implications and may affect how the Company accounts for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements, and purchase arrangements. Under this revised consolidation guidance, more entities may meet the definition of a VIE, and the determination about which entity should consolidate a VIE is required to be evaluated continuously. The Company adopted this standard effective January 1, 2010 and has determined that the adoption does not currently have an impact on its condensed consolidated financial statements.
2. SIGNIFICANT AGREEMENTS
          The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2010	2009
Roche	$13,994	$13,828
Takeda	5,434	5,417
Novartis	2,359	2,679
Government contract	1,566	1,804
Cubist	591	653
Other	620	676

Total net revenues from research collaborators	$24,564	$25,057

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
          Under the LCA, the Company and Roche also agreed to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets (“Discovery Collaboration”), subject to the Company’s existing contractual obligations to third parties. In October 2009, the Company and Roche advanced their alliance to initiate this therapeutic collaboration stage, which is focused on advancing specific disease targets to develop RNAi therapeutics. Under this Discovery Collaboration, the Company and Roche are collaborating on the discovery and development of specific RNAi therapeutic products and each party is contributing key delivery technologies in this effort. The Company and Roche intend to co-develop and co-commercialize RNAi therapeutic products in the U.S. market and the Company is eligible to receive additional milestone and royalty payments for products developed in the rest of the world, if any. After a pre-specified period of collaborative activities, each party will have the option to opt-out of the day-to-day development activities in exchange for reduced milestones and royalty payments in the future. The Discovery Collaboration is governed by the joint steering committee that is comprised of an equal number of representatives from each party.
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
          In consideration for the rights granted to Takeda under the Takeda Collaboration Agreement, Takeda agreed to pay the Company $150.0 million in upfront and near-term technology transfer payments. In addition, the Company has the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda Collaboration Agreement. In June 2008, Takeda paid the Company an upfront payment of $100.0 million and agreed to pay an additional $50.0 million to the Company upon achievement of specified technology transfer milestones (the “Technology Transfer Milestones”). Of this $50.0 million, $20.0 million was paid in October 2008, $20.0 million was paid in March 2010, and $10.0 million is due upon achievement of the last specified technology transfer activities, but no later than the second quarter of 2011. If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay the Company $50.0 million for each of up to approximately 20 total additional fields selected, if any, comprising substantially all other fields of human disease, as identified and agreed upon by the parties. In addition, for each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, the Company is entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any.
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
          The Company is recognizing the upfront payment of $100.0 million, the first and second Technology Transfer Milestones of $40.0 million, and the remaining Technology Transfer Milestone of $10.0 million, the receipt of which the Company believes is probable, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations in order to utilize a proportional performance model, primarily because the effort required under the Research Collaboration is largely unknown. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis.

Discovery and Development Alliances
     Isis Collaboration and License Agreement
          In April 2009, the Company and Isis Pharmaceuticals, Inc. (“Isis”) amended and restated their existing strategic collaboration and license agreement (as amended and restated, the “Amended and Restated Isis Agreement”), originally entered into in March 2004, to extend the broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004, pursuant to which Isis granted the Company licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of double-stranded RNA (“dsRNA”) products. The Company has the right to use Isis technologies in its development programs or in collaborations and Isis has agreed not to grant licenses under these patents to any other organization for the discovery, development or commercialization of dsRNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. The Company granted Isis non-exclusive licenses to its current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. The Company also granted Isis the non-exclusive right to develop and commercialize dsRNA products developed using RNAi technology against a limited number of targets. In addition, the Company granted Isis non-exclusive rights to research, develop and commercialize single-stranded RNA products.
          Under the terms of the Isis agreement, the Company paid Isis an upfront license fee of $5.0 million. The Company also agreed to pay Isis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and royalties on sales, if any, for each product that the Company or a collaborator develops using Isis intellectual property. In addition, the Company agreed to pay to Isis a percentage of specified fees from strategic collaborations the Company may enter into that include access to Isis’ intellectual property.
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
          As part of the Amended and Restated Isis Agreement, the Company and Isis established a new collaborative effort focused on the development of single-stranded RNAi (“ssRNAi”) technology. Under the Amended and Restated Isis Agreement, the Company obtained from Isis a co-exclusive, worldwide license to Isis’ current and future patents and patent applications relating to chemistry and RNA-targeting mechanisms to research, develop and commercialize ssRNAi products. Each of the Company and Isis has the opportunity to discover and develop drugs employing the ssRNAi technology. Under the terms of the Amended and Restated Isis Agreement, the Company will potentially pay Isis up to an aggregate of $31.0 million in license fees, payable in four tranches, that include $11.0 million paid on signing, $10.0 million payable in October 2010, or if and when in vivo efficacy in rodents is demonstrated, if sooner, $5.0 million upon achievement of in vivo efficacy in non-human primates, and $5.0 million upon initiation of the first clinical trial with an ssRNAi drug, subject to the Company’s right to unilaterally terminate the ssRNAi research program. The Company is funding research activities at a minimum of $3.0 million each year for three years with research and development activities conducted by both the Company and Isis. If the Company develops and commercializes drugs utilizing ssRNAi technology on its own or with a partner, the Company would be required to make milestone payments to Isis, totaling up to $18.5 million per product, as well as royalties. Also, Isis initially is eligible to receive up to 50% of any sublicense payments due to the Company from a third party based on the Company’s partnering of ssRNAi products, which amount will decline over time as the Company’s investment in the technology and drugs increases. In turn, the Company is eligible to receive up to five percent of any sublicense payments due to Isis from a third party based on Isis’ partnering of ssRNAi products.
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

          Under the terms of the Stock Purchase Agreement, in October 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance. In addition, under the Investor Rights Agreement, the Company granted Novartis rights to acquire additional equity securities in the event that the Company proposes to sell or issue any equity securities, subject to specified exceptions, as described in the Investor Rights Agreement, such that Novartis would be able to maintain its then-current ownership percentage in the Company’s outstanding common stock. Pursuant to terms of the Investor Rights Agreement, in May 2008, Novartis purchased 213,888 shares of the Company’s common stock at a purchase price of $25.29 per share, resulting in a payment to the Company of $5.4 million. In May 2009, Novartis purchased 65,922 shares of the Company’s common stock at a purchase price of $17.50 per share, resulting in an aggregate payment to the Company of $1.2 million. In April 2010, Novartis purchased 55,223 shares of the Company’s common stock at a purchase price of $17.99 per share, resulting in an aggregate payment to the Company of $1.0 million. These purchases have allowed Novartis to maintain its ownership position of approximately 13.4% of the Company’s outstanding common stock. The exercises of this right did not result in any changes to existing rights or any additional rights to Novartis. Further, during the term described in the Investor Rights Agreement, Novartis is permitted to own no more than 19.9% of the Company’s outstanding shares.
          Under the terms of the Collaboration and License Agreement, the Company and Novartis are working together on a defined number of selected targets, as defined in the Collaboration and License Agreement, to discover and develop therapeutics based on RNAi. In consideration for the rights granted to Novartis under the Collaboration and License Agreement, Novartis made upfront payments totaling $10.0 million to the Company in October 2005, partly to reimburse prior costs incurred by the Company to develop in vivo RNAi technology. Pursuant to the Collaboration and License Agreement, Novartis is providing the Company with research funding and development milestone payments, and may provide the Company in the future with sales milestone payments as well as royalties on annual net sales of products resulting from the Collaboration and License Agreement, if any. The amount of research funding provided by Novartis under the Collaboration and License Agreement during the research term is dependent upon the number of active programs on which the Company is collaborating with Novartis at any given time and the number of Company employees that are working on those programs, in respect of which Novartis reimburses the Company at an agreed upon rate. Under the terms of the Collaboration and License Agreement, Novartis has the right to select up to 30 exclusive targets to include in the collaboration, which number may be increased to 40 under certain circumstances and upon additional payments. For RNAi therapeutic products developed under the Collaboration and License Agreement, if any, the Company would be entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product.
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
          The Collaboration and License Agreement also provides Novartis with a non-exclusive option to integrate into its operations the Company’s intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid based molecules (the “Integration Option”). Novartis may exercise this Integration Option at any point during the research term, which term is currently expected to expire in the fourth quarter of 2010. In connection with the exercise of the Integration Option, Novartis would be required to make additional payments to the Company totaling $100.0 million, payable in full at the time of exercise, which would include an option exercise fee, a milestone payment based on the overall success of the collaboration, and pre-paid milestone and royalty payments that could become due as a result of future development of products using the Company’s technology. This amount would be offset by any license fees payable to the Company’s licensors in accordance with the applicable license agreements with those parties. In addition, under this license grant, Novartis may be required to make milestone and royalty payments to the Company in connection with the development and commercialization of RNAi therapeutic products, if any. The license grant under the Integration Option, if exercised by Novartis, would be structured similarly to the Company’s non-exclusive platform licenses with Roche and Takeda.
          The Company initially deferred the non-refundable $10.0 million upfront payment and the $6.4 million premium received that represented the difference between the purchase price and the closing price of the common stock of the Company on the date of the stock purchase from Novartis. These payments, in addition to research funding and certain milestone payments, the receipt of which is considered probable, together total $64.6 million, and are being amortized into revenue using the proportional performance method over the estimated duration of the Collaboration and License Agreement, or ten years. Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.
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
Product Alliances
     Kyowa Hakko Kirin Alliance
          In June 2008, the Company entered into a license and collaboration agreement (the “Kyowa Hakko Kirin Agreement”) with Kyowa Hakko Kirin Co., Ltd. (“Kyowa Hakko Kirin”). Under the Kyowa Hakko Kirin Agreement, the Company granted Kyowa Hakko Kirin an exclusive license to its intellectual property in Japan and other markets in Asia (the “Licensed Territory”) for the development and commercialization of an RNAi therapeutic for the treatment of respiratory syncytial virus (“RSV”) infection. The Kyowa Hakko Kirin Agreement covers ALN-RSV01, as well as additional RSV-specific RNAi therapeutic compounds that comprise the ALN-RSV program (“Additional Compounds”). The Company retains all development and commercialization rights worldwide outside of the Licensed Territory, subject to its agreement with Cubist Pharmaceuticals, Inc. (“Cubist”) described below.
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

     Cubist Alliance
          In January 2009, the Company entered into a license and collaboration agreement with Cubist (the “Cubist Agreement”) to develop and commercialize therapeutic products (“Licensed Products”) based on certain of the Company’s RNAi technology for the treatment of RSV infection. Licensed Products initially included ALN-RSV01, as well as several other second-generation RNAi-based RSV inhibitors. In November 2009, the Company and Cubist entered into an amendment to the Cubist Agreement (the “Amendment”), which provides that the Company and Cubist will focus their collaboration and joint development efforts on ALN-RSV02, a second-generation compound intended for use in pediatric patients. Consistent with the original Cubist Agreement, the Company and Cubist each bears one-half of the related development costs for ALN-RSV02. Pursuant to the terms of the Amendment, the Company is also continuing to develop ALN-RSV01 for adult transplant patients at its sole discretion and expense. Cubist has the right to resume the collaboration on ALN-RSV01 in the future, which right may be exercised for a specified period of time following the completion of the Company’s Phase IIb clinical trial of ALN-RSV01 in adult lung transplant patients infected with RSV, subject to the payment by Cubist of an opt-in fee representing reimbursement of an agreed upon percentage of certain of the Company’s development expenses for ALN-RSV01.
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
          The Company has determined that the deliverables under the Cubist Agreement include the licenses, technology transfer related to the ALN-RSV program, the joint steering committee and the development and manufacturing services that the Company is obligated to perform during the development period. The Company also has determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the licenses and undelivered services are not separable and, accordingly, the licenses and services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Cubist Agreement, the last element to be delivered is the development and manufacturing services, which have an expected life of approximately eight years.
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
          Under the terms of the Cubist Agreement, the Company and Cubist share responsibility for developing Licensed Products in North America and each bears one-half of the related development costs, provided that under the terms of the Amendment, the Company is funding the advancement of ALN-RSV01 for adult lung transplant patients and Cubist retains an opt-in right. For revenue generating arrangements that involve cost sharing between the parties, the Company presents the results of activities for which it acts as the principal on a gross basis and reports any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As the Company is not considered the principal under the Cubist Agreement, the Company records any amounts due from Cubist as a reduction of research and development expense. For the three months ended March 31, 2010 and 2009, the Company and Cubist incurred $0.6 million and $3.8 million, respectively, under the Cubist Agreement, of which $0.5 million and $3.7 million, respectively, was incurred by the Company. During the three months ended March 31, 2010 and 2009, amounts due from Cubist of $0.2 million and $1.8 million, respectively, were recorded as a reduction to research and development expense. As such, the Company recorded net research and development expenses of $0.3 million and $1.9 million in its condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.
          In connection with the Cubist Agreement, during 2009, the Company paid $1.0 million of license fees to the Company’s licensors, primarily Isis, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.
Government Funding
     NIH Contract
          In September 2006, the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”), awarded the Company a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. As a result of the continued progress of this program, the NIAID has appropriated the entire $23.0 million over the four-year term of the contract, which will be completed in September 2010. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities. At March 31, 2010, there was $2.4 million of remaining funds available under the NIAID contract.
3. INCOME TAXES
          During the three months ended March 31, 2010 and 2009, the Company recorded a provision for income taxes of $18,000 and $0.7 million, respectively. The provision for income taxes in 2009 was due primarily to taxable income in 2009 as a result of the Company’s alliances with Roche and Takeda. The Company records income tax expense for federal alternative minimum tax, state and foreign taxes. The Company expects to generate U.S. taxable losses during 2010. The Company’s 2010 U.S. taxable losses are expected to be carried back to 2008 and 2009 to offset taxable income generated to the extent of the federal alternative minimum taxable income in those years.
          At December 31, 2009, the Company recorded net deferred tax assets to the extent it is more likely than not that the assets will be utilized. These deferred tax assets were related to the recognition of Roche and Takeda revenue for tax purposes. The Company expects to generate net operating losses in 2010 and 2011 that will be carried back to 2008 and 2009 to offset taxable income. The remaining deferred tax assets are subject to a valuation allowance as it is more likely than not that those assets will not be realized. If the Company does not generate sufficient tax losses, it could affect the realizability of its deferred tax assets.
          At December 31, 2009, the state net operating loss carryforward was $8.6 million. This attribute is available to reduce the Company’s future California state tax liability and expires at various dates through 2018. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability. The Company has determined that there is no limitation on the utilization of net operating loss carryforwards in 2009 in accordance with Section 382 of the Internal Revenue Code.
          In January 2007, the Company adopted a newly issued accounting standard which required additional accounting and disclosure about uncertain tax positions. The implementation of this accounting standard did not require any adjustment to the Company’s beginning tax positions. The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At March 31, 2010, the Company had no unrecognized tax benefits.

4. REGULUS
          In September 2007, the Company and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics, a potential new class of drugs to treat the pathways of human disease. Regulus, which initially was established as a limited liability company, converted to a C corporation in January 2009 and changed its name to Regulus Therapeutics Inc.
          In consideration for the Company’s and Isis’ initial interests in Regulus, each party granted Regulus exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus. In March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus under a founder’s investor rights agreement (the “Investor Rights Agreement”). The Company and Isis currently own approximately 49% and 51%, respectively, of Regulus and there are currently no other third party investors in Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are employees of the Company or Isis are not eligible to receive options to purchase Regulus common stock.
          In April 2008, Regulus entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop and commercialize up to four novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million (guaranteed by Isis and the Company) that will convert into Regulus common stock under certain specified circumstances. Regulus could be eligible to receive development, regulatory and sales milestone payments for each of the microRNA-targeted therapeutics discovered and developed as part of the alliance. Regulus would also receive royalty payments on worldwide sales of products resulting from the alliance, if any.
          In February 2010, Regulus and GSK established a new collaboration to develop and commercialize microRNA therapeutics targeting miR-122 in all fields, with the treatment of hepatitis C virus infection as the lead indication. Under the terms of this new collaboration, Regulus received $8.0 million in upfront payments from GSK, including a $3.0 million license fee and a loan of $5.0 million (guaranteed by Isis and the Company) that will convert into Regulus common stock under certain specified circumstances. Consistent with the original GSK alliance, Regulus could be eligible to receive development, regulatory and sales milestone payments, as well as royalty payments on worldwide sales of products resulting from the alliance, if any, as Regulus and GSK advance microRNA therapeutics targeting miR-122.
          The Company has reviewed the consolidation guidance that defines a VIE and concluded that Regulus currently qualifies as a VIE. The Investor Rights Agreement contains transfer restrictions on each of Isis’ and the Company’s interests and, as a result, Isis and the Company are considered related parties under the consolidation guidance. The Company does not consolidate Regulus as the Company lacks the power to direct the activities that could significantly impact the economic success of this entity. At March 31, 2010, the total carrying value of the Company’s investment in joint venture (Regulus Therapeutics Inc.) that the Company has determined to be a VIE is $5.0 million. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the Company’s investment. Under new consolidation guidance effective January 1, 2010, Isis is no longer consolidating Regulus’ financials.
          The Company accounts for its investment in Regulus using the equity method of accounting. Through December 31, 2008, the Company was recognizing the first $10.0 million of losses of Regulus as equity in loss of joint venture (Regulus Therapeutics Inc.) in its condensed consolidated statements of operations because the Company was responsible for funding those losses through its initial $10.0 million cash contribution. Beginning in January 2009, in connection with the conversion of Regulus to a C corporation, the Company is recognizing approximately 49% of the income and losses of Regulus. The carrying value of the Company’s investment in joint venture (Regulus Therapeutics Inc.), immediately prior to the conversion to a C corporation exceeded 49% of the net assets of Regulus by approximately $0.8 million. Upon conversion, this amount was allocated to the intellectual property of Regulus and, because the intellectual property was determined to be in-process research and development, the $0.8 million was recorded as a charge to expense. This charge is included in equity in loss of joint venture (Regulus Therapeutics Inc.) in the condensed consolidated statements of operations for the three months ended March 31, 2009. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expenses. At March 31, 2010, the Company’s investment in the joint venture was $5.0 million, which is recorded as an investment in joint venture (Regulus Therapeutics Inc.) in the condensed consolidated balance sheets under the equity method. Summary results of Regulus’ operations for the three months ended March 31, 2010 and 2009 and balance sheets as of March 31, 2010 and December 31, 2009 are presented below, in thousands:

	Three Months Ended
	March 31,
	2010	2009
Statement of Operations Data:
Net revenues	$686	$638
Operating expenses (1)	3,754	2,515

Loss from operations	(3,068)	(1,877)
Other (expense) income	(30)	19

Net loss	$(3,098)	$(1,858)

(1) Non-cash stock-based compensation expenses included in operating expenses	$162	$(310)

	March 31,	December 31,
	2010	2009
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$34,828	$30,708
Working capital	28,603	25,115
Total assets	37,050	32,930
Notes payable	11,265	6,291
Total stockholders’ equity	10,004	12,939
5. COMMITMENTS AND CONTINGENCIES
Litigation
          In June 2009, the Company joined with Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max-Planck-Innovation GmbH (collectively, “Max Planck”), in taking legal action against the Whitehead Institute for Biomedical Research (“Whitehead”), the Massachusetts Institute of Technology (“MIT”) and the Board of Trustees of the University of Massachusetts (“UMass”). The complaint, initially filed in Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges, among other things, that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the so-called “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, the Company is the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
          The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, the court denied the Company’s motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed counterclaims against the Company and Max Planck, including for breach of contract. A trial on the merits was originally scheduled to begin in February 2010. In January 2010, the Company and Max Planck filed a motion for leave to file an amended complaint expanding upon the allegations in the original complaint. In January 2010, the court granted this motion and postponed the start of the trial. The Company currently expects the trial to start in mid-2010. During February 2010, the Company and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief granted by the court.
          In addition, in September 2009, the U.S. Patent and Trademark Office (“USPTO”), granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead’s petition to overturn this ruling was denied.
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

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we assume no obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth below under this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.
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
     Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. In February 2008, we reported positive results from our Phase II experimental RSV infection trial, referred to as the GEMINI study. In July 2009, we and Cubist Pharmaceuticals, Inc., or Cubist, reported results from a Phase IIa clinical trial assessing the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV. This clinical trial achieved its primary objective of demonstrating the safety and tolerability of ALN-RSV01. In particular, there were no drug-related serious adverse events or discontinuations, and there were no clinically significant differences in the overall adverse event profile between ALN-RSV01 and placebo. Importantly, there was no evidence of disease exacerbation related to ALN-RSV01 treatment. At the 90-day endpoint, all patients survived and the incidence of intubation, new respiratory infection, or acute rejection was comparable across ALN-RSV01 and placebo groups. In addition, 90-day clinical data were collected. The trial was not powered to demonstrate clinical outcomes due to the small sample size and, accordingly, such data were therefore considered exploratory. Prospectively defined clinical secondary endpoints at 90 days included recovery of lung function (forced expiratory volume in the first second, or FEV1) as measured by spirometry and clinical determination of new or progressive bronchiolitis obliterans syndrome, or BOS. Based on the data from this small trial, ALN-RSV01 treatment was associated with a statistically significant decrease in the total incidence of new or progressive BOS at 90 days compared to placebo (p=0.02) with 50% of placebo patients showing new or progressive BOS as compared with only 7.1% of ALN-RSV01-treated patients. Despite the small patient numbers, we believe that these data may be important since the incidence of BOS following RSV infection in lung transplant patients can be a predictor of graft failure and overall survival. The incidence of BOS in lung transplant patients infected with RSV results in approximately 50% mortality within three to five years of onset.
     In February 2010, we initiated a multi-center, global, randomized, double-blind, placebo-controlled Phase IIb clinical trial to evaluate the clinical efficacy endpoints as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. The objective of this Phase IIb clinical trial is to repeat and extend the clinical results observed in the Phase IIa clinical trial described above. This trial is expected to enroll up to 76 adult lung transplant patients who will be randomized in a one-to-one drug to placebo ratio. The primary endpoint is reduction in the incidence of new or progressive BOS.
     We have formed collaborations with Cubist and Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, for the development and commercialization of RNAi products for RSV. We have an agreement to jointly develop and commercialize certain RNAi products for RSV with Cubist in North America. Cubist has responsibility for developing and commercializing any such products in the rest of the world outside of Asia, and Kyowa Hakko Kirin has the responsibility for developing and commercializing any RNAi products for RSV in Asia. In November 2009, we and Cubist agreed that Alnylam would move forward with the development of ALN-RSV01, and together we would focus our collaboration and joint development efforts on ALN-RSV02, a second-generation compound, intended for use in pediatric patients. We and Cubist each bears one-half of the related development costs for ALN-RSV02. We are continuing to develop ALN-RSV01 for adult transplant patients at our sole discretion and expense. Cubist has the right to resume the collaboration on ALN-RSV01 in the future, which right may be exercised for a specified period of time following the completion of our Phase IIb clinical trial, subject to the payment by Cubist of an opt-in fee representing reimbursement of an agreed upon percentage of certain of our development expenses for ALN-RSV01.
     In March 2009, we initiated a Phase I clinical trial for ALN-VSP, our second clinical program and our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of liver cancers, including hepatocellular carcinoma, or HCC, and other solid tumors with liver involvement. This Phase I trial is a multi-center, open label, dose escalation study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in up to approximately 55 patients with advanced solid tumors with liver involvement, including HCC.
     In December 2009, we filed regulatory applications to initiate a clinical trial for ALN-TTR01, our second systemically delivered RNAi therapeutic candidate. We are developing ALN-TTR, which targets the transthyretin, or TTR, gene, for the treatment of TTR-mediated amyloidosis, or ATTR. We plan to initiate a Phase I clinical trial of ALN-TTR01 in ATTR patients in the first half of 2010. ALN-TTR01 employs a first generation lipid nanoparticle, or LNP, formulation. In parallel, we are also advancing ALN-TTR02 utilizing second-generation LNPs.
     In January 2010, we announced that we expect ALN-PCS, a systemically delivered RNAi therapeutic candidate for the treatment of hypercholesterolemia, to be our next clinical candidate. ALN-PCS targets a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9. ALN-PCS is being advanced using second-generation LNPs for systemic delivery.
     We are also working on a number of programs in pre-clinical development, including ALN-HTT, an RNAi therapeutic candidate targeting the huntingtin gene, for the treatment of Huntington’s disease, or HD, which we are developing in collaboration with Medtronic, Inc., or Medtronic.
     In addition to these development efforts, we are conducting research activities to discover RNAi therapeutics to treat various diseases including: viral hemorrhagic fever, including the Ebola virus, which can cause severe, often fatal infection and poses a potential biological safety risk and bioterrorism threat; Parkinson’s disease, a progressive brain disease which is characterized by uncontrollable tremor and, in some cases, may result in dementia; and progressive multifocal leukoencephalopathy, or PML, which is a disease of the central nervous system caused by viral infection in immune compromised patients. We are also pursuing many other undisclosed internal pre-clinical programs.
     In addition to these programs, as part of our collaborations with Novartis Pharma AG and one of its affiliates, or Novartis, F. Hoffmann-La Roche Ltd and certain of its affiliates, or Roche, and Takeda Pharmaceutical Company Limited, or Takeda, we are conducting research activities aimed at discovering RNAi therapeutics directed to a number of undisclosed targets.
     We continue to work internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics directly to specific sites of disease, such as the delivery of ALN-RSV to the lungs. We are also working to extend our capabilities to advance the development of RNAi therapeutics that are administered systemically by intravenous, subcutaneous or intramuscular approaches. We recently made several of what we believe to be major advances relating to the delivery of RNAi therapeutics, both internally and together with our collaborators. We have numerous RNAi therapeutic delivery collaborations and intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options.
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
     In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis, Biogen Idec Inc., or Biogen Idec, Roche, Takeda, Kyowa Hakko Kirin and Cubist. We have also entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH. We have established collaborations with and, in some instances, received funding from major medical and disease associations. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRxtm program and to research companies that commercialize RNAi reagents or services under our research product licenses.
     We also seek opportunities to form new ventures in areas outside our core strategic focus. For example, during 2009, we presented new data regarding the application of RNAi technology to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. This initiative, which we are advancing in an internal effort referred to as Alnylam Biotherapeutics, has the potential to create new business opportunities. Additionally, in 2007, we and Isis established Regulus Therapeutics Inc., or Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Because microRNAs are believed to regulate whole networks of genes that can be involved in discrete disease processes, microRNA therapeutics represent a possible new approach to target the pathways of human disease. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures.
     Alnylam commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of March 31, 2010, we had an accumulated deficit of $312.2 million. Through March 31, 2010, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through March 31, 2010, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding, and license fee revenues.
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
Research and Development
     Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Our most advanced program is focused on the treatment of RSV infection and is in Phase II clinical trials. In March 2009, we initiated a Phase I clinical trial for ALN-VSP, our second clinical program and our first systemically delivered RNAi therapeutic candidate for the treatment of primary and secondary liver cancer. In December 2009, we filed regulatory applications to initiate a clinical trial for ALN-TTR01, our second systemically delivered RNAi therapeutic candidate. We are developing ALN-TTR, which targets the TTR gene, for the treatment of ATTR. We plan to initiate a Phase I clinical trial of ALN-TTR01 in ATTR patients in the first half of 2010. ALN-TTR01 employs a first generation LNP formulation. In parallel, we are also advancing ALN-TTR02 utilizing second-generation LNPs. In January 2010, we announced that we expect ALN-PCS, a systemically delivered RNAi therapeutic candidate for the treatment of hypercholesterolemia, to be our next clinical candidate. We also have a development program focused on the treatment of HD. In addition, we have discovery programs to develop RNAi therapeutics for the treatment of a broad range of diseases, such as viral hemorrhagic fever, including the Ebola virus, Parkinson’s disease, PML and other undisclosed programs, as well as several other diseases that are the subject of our strategic alliances. We are working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics both directly to the specific sites of disease and systemically, and we intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options.
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
     We also seek opportunities to form new ventures in areas outside our core strategic focus. For example, during 2009, we established Alnylam Biotherapeutics, an internal effort regarding the application of RNAi technology to improve the manufacturing processes for biologics, an approach that has the potential to create new business opportunities. This initiative is focused on applying RNAi technologies to the biologics marketplace, which includes recombinant proteins and monoclonal antibodies. In addition, during 2007, we formed Regulus, together with Isis, to capitalize on our technology and intellectual property in the field of microRNA therapeutics. Given the broad applications for RNAi technology, we believe additional opportunities exist for new ventures.
     To generate revenues from our intellectual property rights, we grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of March 31, 2010, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.
     Since delivery of RNAi therapeutics remains a major objective of our research activities, we also look to form collaboration and licensing agreements with other companies and academic institutions to gain access to delivery technologies. For example, we have entered into agreements with Tekmira Pharmaceuticals Corporation, or Tekmira, the Massachusetts Institute of Technology, or MIT, The University of British Columbia, or UBC, and AlCana Technologies, Inc., or AlCana, among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max Planck Innovation GmbH, Tekmira, MIT, Cancer Research Technology Limited, or CRT, Whitehead Institute for Biomedical Research, or Whitehead, Stanford University, or Stanford, The University of Texas Southwestern Medical Center, or UTSW, as well as a number of other entities, to obtain rights to important intellectual property in the field of RNAi. During 2009, we established a new collaboration with Isis focused on the development of single-stranded RNAi, or ssRNAi, technology.
     Finally, we seek funding for the development of our proprietary RNAi therapeutics pipeline from the government and foundations. For example, in 2006, NIAID awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus.
     Novartis Alliance. In April 2010, pursuant to terms of the investor rights agreement between us and Novartis, Novartis purchased 55,223 shares of our common stock, at a purchase price of $17.99 per share, resulting in an aggregate payment to us of $1.0 million. Under the investor rights agreement, we granted Novartis rights to acquire additional equity securities such that Novartis would be able to maintain its ownership percentage, which following this purchase was approximately 13.4% of our outstanding common stock.
Delivery Initiatives
     We are working internally and with third-party collaborators to extend our capabilities in developing technology to achieve effective and safe delivery of RNAi therapeutics to a broad spectrum of organ and tissue types. In connection with these efforts, we have entered into a number of agreements to evaluate and gain access to certain delivery technologies. In some instances, we are also providing funding to support the advancement of these delivery technologies. We believe that we have made considerable progress in developing our product platform. We recently made several of what we believe to be major advances relating to the delivery of RNAi therapeutics, both internally and together with our collaborators. The first relates to the discovery of new LNP compositions that provide dramatic improvements in the potency of gene silencing as compared to first generation LNPs. Additionally, we believe we have discovered an important in vivo mechanism for delivery relating to the role of endogenous apolipoprotein E, or ApoE, a plasma protein involved in lipoprotein metabolism, in the delivery of certain LNPs into the cytoplasm of certain cells. The latter discovery has allowed the specific targeting of LNPs and allows the possibility of delivery beyond the liver.
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
     We are developing ALN-VSP, a systemically delivered RNAi therapeutic candidate, for the treatment of primary and secondary liver cancer. ALN-VSP contains two siRNAs formulated using the first generation LNP formulation known as stable nucleic acid-lipid particles, or SNALP, developed in collaboration with Tekmira. We also have rights to use SNALP technology in the advancement of our other systemically delivered RNAi therapeutic programs, and are advancing ALN-TTR01, for the treatment of ATTR, utilizing a first generation SNALP formulation. In parallel with ALN-TTR01, we are advancing ALN-TTR02 utilizing second-generation LNPs. In addition, we have published pre-clinical results from development programs for other systemically delivered RNAi therapeutic candidates, including ALN-PCS, for the treatment of hypercholesterolemia, which we recently identified as our next clinical candidate. We are advancing ALN-PCS using second-generation LNPs for systemic delivery.
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
Alnylam Biotherapeutics
     During 2009, we presented new data regarding the application of RNAi technology to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. This initiative, which we are advancing in an internal effort referred to as Alnylam Biotherapeutics, has the potential to create new business opportunities. In particular, we are advancing RNAi technologies to improve the quantity and quality of biologics manufacturing processes using mammalian cell culture, such as Chinese hamster ovary cells, or CHO cells. This RNAi technology potentially could be applied to the improvement of manufacturing processes for existing marketed drugs, new drugs in development and for the emerging biosimilars market. We have developed proprietary delivery agents that enable the efficient delivery of siRNAs into CHO cells when grown in suspension culture. As Alnylam Biotherapeutics advances the technology, it plans to seek collaborations with established biologic manufacturers, selling licenses, products and services.
microRNA Therapeutics
     Regulus. In September 2007, we and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Regulus combines our and Isis’ technologies, know-how and intellectual property relating to microRNA therapeutics. Since microRNAs are believed to regulate the expression of broad networks of genes and biological pathways, microRNA therapeutics define a new and potentially high-impact strategy to target multiple points on disease pathways.
     Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. In addition, we made an initial cash contribution to Regulus of $10.0 million, resulting in us and Isis making initial capital contributions to Regulus of approximately equal aggregate value. In addition, in March 2009, we and Isis each purchased $10.0 million of Series A preferred stock of Regulus. We and Isis currently own approximately 49% and 51%, respectively, of Regulus and there are currently no other third party investors in Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.
     Regulus’ most advanced program, which is in pre-clinical research, is a microRNA therapeutic candidate that targets miR-122. miR-122 is a liver-expressed microRNA that has been shown to be a critical endogenous host factor for the replication of hepatitis C virus, or HCV, infection, and anti-miRs targeting miR-122 have been shown to block HCV infection. HCV infection is a significant disease worldwide, for which emerging therapies target viral genes and, therefore, are prone to viral resistance. Regulus is also pursuing a program that targets miR-21. Pre-clinical studies by Regulus and collaborators have shown that miR-21 is implicated in several therapeutic areas, including heart failure and fibrosis. In addition to these programs, Regulus is also actively exploring additional areas for development of microRNA therapeutics, including cancer, other viral diseases, metabolic disorders and inflammatory diseases.

     In April 2008, Regulus entered into a worldwide strategic alliance with GlaxoSmithKline, or GSK, to discover, develop and market novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million (guaranteed by us and Isis) that will convert into Regulus common stock under certain specified circumstances. Regulus could be eligible to receive development, regulatory and sales milestone payments for each of the four microRNA-targeted therapeutics discovered and developed as part of the alliance, and would also receive royalty payments on worldwide sales of products resulting from the alliance, if any. In May 2009, Regulus achieved the first demonstration of a pharmacological effect in immune cells by specific microRNA inhibition, the initial discovery milestone under the GSK alliance, which triggered a payment under the agreement.
     In February 2010, Regulus and GSK established a new collaboration to develop and commercialize microRNA therapeutics targeting miR-122 in all fields, with the treatment of HCV infection as the lead indication. Under the terms of this new collaboration, Regulus received $8.0 million in upfront payments from GSK, including a $3.0 million license fee and a loan of $5.0 million (guaranteed by us and Isis) that will convert into Regulus common stock under certain specified circumstances. Consistent with the original GSK alliance, Regulus could be eligible to receive development, regulatory and sales milestone payments, as well as royalty payments on worldwide sales of products resulting from the alliance, if any, as Regulus and GSK advance microRNA therapeutics targeting miR-122.
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
     We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property estate for RNAi therapeutics includes over 1,800 active cases and over 700 granted or issued patents, of which over 300 are issued or granted in the United States, the European Union and Japan. We continue to seek to grow our portfolio through the creation of new technology in this field. In addition, we are very active in our evaluation of third-party technologies.
     Our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including Isis, Medtronic, Novartis, Biogen, Roche, Takeda, Kyowa Hakko Kirin and Cubist, as well as license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.
     In July 2009, we announced that we will contribute more than 1,500 patents or pending patent applications in our RNAi technology patent estate to the Pool for Open Innovation against Neglected Tropical Diseases, a patent pool established by GSK in March 2009. We were the first company to add its patents to the approximately 800 patent filings GSK provided to the pool. The patent pool was formed to aid in the discovery and development of new medicines for the treatment of 16 neglected tropical diseases, or NTDs, as defined by the United States Food and Drug Administration, or FDA, in the world’s least developed countries. BIO Ventures for Global Health, or BVGH, has been appointed to administer the patent pool. In 2010, MIT became the first academic institution to contribute intellectual property to the patent pool. In addition, in 2010, South Africa’s Technology Innovation Agency, or TIA, became the first government agency to join in the patent pool. TIA intends to use intellectual property and know-how from the patent pool to accelerate its efforts to grow the South African biotechnology sector and enhance the quality of life of those affected by NTDs. Emory Institute for Drug Development and iThemba Pharmaceuticals also joined the patent pool in 2010 to access its know-how, experience and intellectual property to accelerate their drug discovery initiatives for NTDs.
     Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area.
     In June 2009, we joined with Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max-Planck-Innovation GmbH, collectively, Max Planck, in taking legal action against Whitehead, MIT and the Board of Trustees of the University of Massachusetts, or UMass. The complaint, initially filed in Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges, among other things, that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the so-called “Tuschl II”

patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
     The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, the court denied our motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed counterclaims against us and Max Planck, including for breach of contract. A trial on the merits was originally scheduled to begin in February 2010. In January 2010, we and Max Planck filed a motion for leave to file an amended complaint expanding upon the allegations in the original complaint. In January 2010, the court granted this motion and postponed the start of the trial. We currently expect the trial to start in mid-2010. During February 2010, we and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief granted by the court.
     In addition, in September 2009, the U.S. Patent and Trademark Office, or USPTO, granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead’s petition to overturn this ruling was denied.
     Although we, along with Max Planck, are vigorously asserting our rights in this case, litigation is subject to inherent uncertainty and a court could ultimately rule against us and Max Planck. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009, which we filed with the SEC on February 26, 2010.
Results of Operations
     The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2010	2009
Net revenues	$24,564	$25,057
Operating expenses	35,870	33,037
Loss from operations	(11,306)	(7,980)
Net loss	$(12,323)	$(7,889)
Revenues
     The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2010	2009
Roche	$13,994	$13,828
Takeda	5,434	5,417
Novartis	2,359	2,679
Government contract	1,566	1,804
Other research collaborator	821	883
InterfeRx program, research reagent license and other	390	446

Total net revenues from research collaborators	$24,564	$25,057

     There was a slight decrease in net revenues for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease in Novartis revenues was due in part to a reduction in the number of resources allocated to the broad Novartis alliance. The Novartis collaboration and a significant portion of the related Novartis revenues are currently expected to end in the fourth quarter of 2010. The Novartis collaboration and license agreement provides Novartis with a non-exclusive option to integrate into its operations our intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid based molecules. Novartis may exercise this integration option at any point during the research term. In connection with the exercise of the integration option, Novartis would be required to make additional payments to us totaling $100.0 million, payable in full at the time of exercise, which would include an option exercise fee, a milestone payment based on the overall success of the collaboration, and pre-paid milestone and royalty payments that could become due as a result of future development of products using our technology. Novartis’ exercise of this integration option would increase revenues substantially.
     For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, government contract revenues decreased in part as a result of the wind down of our collaboration with the Defense Threat Reduction Agency, or DTRA, an agency of the United States Department of Defense. Following a program review, in February 2009, we and DTRA determined not to continue this program and, accordingly, the remaining funds were not accessed.
     For the three months ended March 31, 2010, offsetting these decreases was an increase in revenues under the Roche alliance related primarily to a development milestone achieved in late 2009. Under the Roche alliance, we are recognizing revenue on a straight-line basis over five years.
     Total deferred revenue of $272.1 million at March 31, 2010 consists of payments we have received from collaborators, primarily Roche, Takeda, Kyowa Hakko Kirin and Cubist, but have not yet recognized pursuant to our revenue recognition policies.
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
Operating expenses
     The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of Total	Ended	% of Total	Increase (Decrease)
	March 31, 2010	Operating Expenses	March 31, 2009	Operating Expenses	$	%
Research and development	$24,700	69%	$25,321	77%	$(621)	(2)%
General and administrative	11,170	31%	7,716	23%	3,454	45%

Total operating expenses	$35,870	100%	$33,037	100%	$2,833	9%

     Research and development. The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of Expense	Ended	% of Expense	Increase (Decrease)
	March 31, 2010	Category	March 31, 2009	Category	$	%
Research and development
Compensation and related	$6,050	24%	$5,393	21%	$657	12%
External services	4,579	19%	4,220	17%	359	9%
Clinical trial and manufacturing	4,404	18%	4,648	19%	(244)	(5)%
Non-cash stock-based compensation	3,229	13%	3,034	12%	195	6%
Facilities-related	2,874	12%	2,884	11%	(10)	* %
Lab supplies and materials	2,150	9%	2,131	8%	19	1%
License fees	463	2%	2,260	9%	(1,797)	(80)%
Other	951	3%	751	3%	200	27%

Total research and development expenses	$24,700	100%	$25,321	100%	$(621)	(2)%

*	Indicates less than 1%

     Research and development expenses decreased during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due primarily to higher license fees paid to certain entities, primarily Isis, during the prior period, as a result of the Cubist alliance and the initiation of our ALN-VSP Phase I clinical trial. Partially offsetting these decreases, compensation and related expenses and non-cash stock-based compensation expenses increased during the three months ended March 31, 2010 due to additional research and development headcount to support our alliances and expanding product pipeline.
     We expect to continue to devote a substantial portion of our resources to research and development expenses. Further, we expect that research and development expenses will remain consistent or increase slightly during the remainder of 2010, excluding any payments for license fees payable to our licensors in the event Novartis exercises its integration option, as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies.
     A significant portion of our research and development costs are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are in the early stages of clinical development. However, our collaboration agreements contain cost-sharing arrangements whereby certain costs incurred under the project are reimbursed. Costs reimbursed under the agreements typically include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. In addition, we are reimbursed under our government contracts for certain allowable costs including direct internal and external costs. As a result, although a significant portion of our research and development expenses are not tracked on a project-by-project basis, we do track direct external costs attributable to, and the actual time our employees worked on, our collaborations and government contracts.
     General and administrative. The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	March 31, 2010	Category	March 31, 2009	Category	$	%
General and administrative
Consulting and professional services	$6,136	55%	$2,333	30%	$3,803	163%
Non-cash stock-based compensation	2,098	19%	2,103	27%	(5)	* %
Compensation and related	1,650	15%	1,733	22%	(83)	(5)%
Facilities-related	602	5%	660	9%	(58)	(9)%
Insurance	195	2%	189	3%	6	3%
Other	489	4%	698	9%	(209)	(30)%

Total general and administrative expenses	$11,170	100%	$7,716	100%	$3,454	45%

*	Indicates less than 1%
     The increase in general and administrative expenses during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due primarily to higher consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 — Legal Proceedings. We expect that general and administrative expenses, excluding expenses associated with legal activities, will remain consistent or increase slightly during the remainder of 2010.
     Other income (expense)
     Equity in loss of joint venture (Regulus Therapeutics Inc.) was $1.6 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively, related to our approximate 49% share of the net losses incurred by Regulus.
     Interest income was $0.6 million for the three months ended March 31, 2010 as compared to $2.0 million for the three months ended March 31, 2009. The decrease was due primarily to significantly lower average interest rates as well as lower average cash, cash equivalent and marketable securities balances.

     Income tax expense was $18,000 and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. The decrease was due primarily to taxable income in 2009 as a result of our alliances with Roche and Takeda.
Liquidity and Capital Resources
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2010	2009
Net loss	$(12,323)	$(7,889)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	8,068	8,296
Changes in operating assets and liabilities	(11,346)	824

Net cash (used in) provided by operating activities	(15,601)	1,231
Net cash (used in) provided by investing activities	(7,462)	34,125
Net cash provided by financing activities	542	210
Effect of exchange rate on cash	—	(90)

Net (decrease) increase in cash and cash equivalents	(22,521)	35,476
Cash and cash equivalents, beginning of period	137,468	191,792

Cash and cash equivalents, end of period	$114,947	$227,268

     Since we commenced operations in 2002, we have generated significant losses. As of March 31, 2010, we had an accumulated deficit of $312.2 million. As of March 31, 2010, we had cash, cash equivalents and marketable securities of $419.3 million, compared to cash, cash equivalents and marketable securities of $435.3 million as of December 31, 2009. We invest primarily in cash equivalents, U.S. government and municipal obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the three months ended March 31, 2010.
     Operating activities
     We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the three months ended March 31, 2010, net cash used in operating activities of $15.6 million was due primarily to our net loss and other changes in our working capital. We had a decrease in accounts payable of $5.5 million for the three months ended March 31, 2010, as well as a decrease in income taxes payable of $5.5 million. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.), and depreciation and amortization.
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
     Investing activities
     For the three months ended March 31, 2010, net cash used in investing activities of $7.5 million resulted primarily from net purchases of marketable securities of $6.4 million and purchases of property and equipment of $1.1 million. For the three months ended March 31, 2009, net cash provided by investing activities of $34.1 million resulted primarily from net sales and maturities of marketable securities of $43.0 million. Partially offsetting this amount was an additional $10.0 million investment in Regulus, and purchases of property and equipment of $1.9 million related to the expansion of our Cambridge facility.

Financing activities
     For the three months ended March 31, 2010 and 2009, net cash provided by financing activities of $0.5 million and $0.2 million, respectively, was due to proceeds from the issuance of common stock in connection with stock option exercises.
     During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, investment securities and raising capital generally, which have had a material adverse impact on their liquidity. In addition, the current economic downturn has diminished the availability of capital and may limit our ability to access these markets to obtain financing in the future. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, for which we have not recognized any impairment charges, together with the cash we expect to generate under our current alliances, including our Novartis, Roche, Takeda and Cubist alliances, will be sufficient to fund our planned operations for at least the next several years, during which time we expect to further the development of our product candidates, conduct clinical trials, extend the capabilities of our technology platform, including through new business initiatives, and continue to prosecute patent applications and otherwise build and maintain our patent portfolio. However, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.
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
     Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	the costs associated with legal activities arising in the course of our business activities;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
Contractual Obligations and Commitments
     The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in our contractual obligations and commitments since December 31, 2009.

Recent Accounting Pronouncements
          In October 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This standard eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this accounting standard on our condensed consolidated financial statements.
          In June 2009, the FASB issued a new accounting standard which amends previously issued accounting guidance for the consolidation of a variable interest entity, or VIE, to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE. This amended consolidation guidance for VIEs also replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise was exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new accounting standard has broad implications and may affect how we account for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements, and purchase arrangements. Under this revised consolidation guidance, more entities may meet the definition of a VIE, and the determination about who should consolidate a VIE is required to be evaluated continuously. We adopted this standard effective January 1, 2010 and have determined that the adoption does not currently have an impact on our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2010, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.5 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities as of March 31, 2010.
ITEM 4. CONTROLS AND PROCEDURES.
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          In June 2009, we joined with Max Planck in taking legal action against Whitehead, MIT and UMass. The complaint, initially filed in Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges, among other things, that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the so-called “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
          The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, the court denied our motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed counterclaims against us and Max Planck, including for breach of contract. A trial on the merits was originally scheduled to begin in February 2010. In January 2010, we and Max Planck filed a motion for leave to file an amended complaint expanding upon the allegations in the original complaint. In January 2010, the court granted this motion and postponed the start of the trial. We currently expect the trial to start in mid-2010. During February 2010, we and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief granted by the court.
          In addition, in September 2009, the USPTO granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead’s petition to overturn this ruling was denied.
          Although we, along with Max Planck, are vigorously asserting our rights in this case, litigation is subject to inherent uncertainty and a court could ultimately rule against us and Max Planck. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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
          Our operations began in 2002 and we have only a limited operating history upon which you can evaluate our business and prospects. In addition, as an early-stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:
•	execute product development activities using unproven technologies related to both RNAi and to the delivery of siRNAs to the relevant tissues and cells;

•	build and maintain a strong intellectual property portfolio;

•	gain regulatory acceptance for the development of our product candidates and market success for any products we commercialize;

•	develop and maintain successful strategic alliances; and

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.
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
          We have experienced significant operating losses since our inception. As of March 31, 2010, we had an accumulated deficit of $312.2 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies or funding from contracts with the government or foundations, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
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
          Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	the costs associated with legal activities arising in the course of our business activities;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
          If our estimates and predictions relating to these factors are incorrect, we may need to modify our operating plan.
          Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision. In May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share. In May 2009, Novartis purchased 65,922 shares of our common stock at a purchase price of $17.50 per share. In April 2010, Novartis purchased 55,223 shares of our common stock at a purchase price of $17.99 per share. These purchases have allowed Novartis to maintain its ownership position of approximately 13.4% of our outstanding common stock. While the exercise of these rights by Novartis has provided us with an aggregate of $7.6 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
The investment of our cash, cash equivalents and marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
          At March 31, 2010, we had $419.3 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government and municipal obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. For example, due to market conditions, interest rates have fallen, and accordingly, our interest income decreased to $0.6 million for the three months ended March 31, 2010, from $2.0 million for the three months ended March 31, 2009. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Risks Related to Our Dependence on Third Parties
Our collaboration with Novartis is important to our business. If this collaboration is unsuccessful, Novartis terminates this collaboration or this collaboration results in competition between us and Novartis for the development of drugs targeting the same diseases, our business could be adversely affected.
          In October 2005, we entered into a collaboration agreement with Novartis. Under this agreement, Novartis can select up to 30 exclusive targets to include in the collaboration, which number may be increased to 40 under certain circumstances and upon additional payments. Novartis pays the costs to develop these product candidates and will commercialize and market any products derived from this collaboration. For RNAi therapeutic products developed under the agreement, if any, we are entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on the annual net sales, if any. If Novartis fails to successfully develop products using our technology, we may not receive any additional milestone payments or any royalty payments under this agreement. The collaboration agreement had an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2009, Novartis elected to further extend the term of our collaboration agreement for the fifth and final planned year, through October 2010. Novartis may elect to terminate this collaboration prior to expiration in the event of a material uncured breach by us. Over the term of this agreement, we have received a substantial amount of funding from Novartis. If this collaboration is unsuccessful, if Novartis terminates this agreement prior to expiration or if Novartis does not elect to exercise its integration option described below, our business could be adversely affected.
          Our agreement with Novartis also provides Novartis with a non-exclusive option to integrate into its operations our intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid based molecules. Novartis may exercise this integration option at any point during the research term, which term is currently expected to expire in the fourth quarter of 2010. In connection with the exercise of the integration option, Novartis would be required to make additional payments to us totaling $100.0 million, payable in full at the time of exercise, which would include an option exercise fee, a milestone payment based on the overall success of the collaboration, and pre-paid milestone and royalty payments that could become due as a result of future development of products using our technology. This amount would be offset by any license fees due to our licensors in accordance with the applicable license agreements with those parties. In addition, under this license grant, Novartis may be required to make milestone and royalty payments to us in connection with the development and commercialization of RNAi therapeutic products, if any. The license grant under the integration option, if exercised, would be structured similarly to our non-exclusive platform licenses with Roche and Takeda. If Novartis elects to exercise this option, Novartis could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases that we choose to target. Novartis has significantly greater financial resources and far more experience than we do in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with Novartis in the development of RNAi-based drugs targeting the same disease. Accordingly, the exercise by Novartis of this option could adversely affect our business.
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
          In September 2007, we and Isis formed Regulus, of which we currently own approximately 49%, to discover, develop and commercialize microRNA therapeutics. Regulus is exploring therapeutic opportunities that arise from abnormal expression or mutations in microRNAs. Generally, we do not have rights to pursue microRNA therapeutics independently of Regulus. If Regulus is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.
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
          We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-current good manufacturing practices, or cGMP, material for use in in vitro and in vivo experiments. Some of our product candidates utilize specialized formulations, such as liposomes or LNPs, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic siRNAs. We currently rely on several contract manufacturers for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. To fulfill our siRNA requirements, we may also need to secure alternative suppliers of synthetic siRNAs. In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by these manufacturers to properly formulate our siRNAs for delivery could also result in unusable product and cause delays in our discovery and development process, as well as additional expense to us.
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
          If a third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do with reasonable terms, if at all. In some cases, the technical skills required to manufacture our product may be unique to the original manufacturer and we may have difficulty transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.
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
          Since we commenced operations in 2002, we have grown substantially. As of March 31, 2010, we had 178 employees in our facility in Cambridge, Massachusetts. Our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
     Our business and operations could suffer in the event of system failures.
          Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.
Risks Related to Our Industry
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates
Any product candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.
          Pre-clinical testing and clinical trials of new product candidates are lengthy and expensive and the historical failure rate for product candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of RSV infection. In January 2008, we completed our GEMINI study, a Phase II clinical trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. During 2009, we completed a Phase IIa clinical trial assessing the safety and tolerability of ALN-RSV01 in adult lung transplant patients naturally infected with RSV and we intend to continue the ALN-RSV01 clinical development program for adult lung transplant patients, and pursue jointly with Cubist the development of ALN-RSV02, a second-generation RNAi therapeutic candidate, intended for use in pediatric patients with RSV infection. In February 2010, we initiated a Phase IIb clinical trial to evaluate the clinical efficacy endpoints as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. The objective of this Phase IIb clinical trial is to repeat and extend the clinical results observed in the Phase IIa clinical trial. In addition, in March 2009, we initiated a Phase I clinical trial of ALN-VSP, our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of primary and secondary liver cancer. We have also made regulatory filings to initiate a clinical trial for ALN-TTR01, our second systemically delivered RNAi therapeutic candidate, which targets the TTR gene for the treatment of ATTR. However, we may not be able to further advance these or any other product candidate through clinical trials. If we successfully enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials. For example, ALN-RSV01 may not demonstrate the same results in the Phase IIb clinical trial as it did in our Phase IIa trial. In addition, ALN-VSP and our other systemically delivered therapeutic candidates, such as ALN-TTR, employ novel delivery formulations that have yet to be evaluated in human clinical trials and have yet to be proven safe and effective in clinical trials. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.
          Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. Delays in patient enrollment or difficulties retaining trial participants can result in increased costs, longer development times or termination of a clinical trial.
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
          Delays in clinical trials could reduce the commercial viability of our product candidates. Any of the following could, among other things, delay our clinical trials:
•	delays in filing INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in engaging IRBs to oversee clinical trials or problems in obtaining or maintaining IRB approval of trials;

•	delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;

•	inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	poor effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or records of any clinical or pre-clinical investigation;

•	failure of our third party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.
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
          Because the drugs we are developing may represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. While the product candidates that we are currently developing are regulated as new drugs under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we will need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs, and the number of approvals to market new drugs has declined.
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
          Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of the drug product required as a condition of approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed. Other ongoing regulatory requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and good clinical practices for any clinical trials that we conduct post-approval. In addition, we intend to conduct clinical trials for our product candidates, and to seek approval to market our product candidates, in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
          As a manufacturer of pharmaceuticals, we are subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include:
•	The U.S. federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	The U.S. federal false claims law, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	The U.S. federal Health Insurance Portability and Accountability Act, or HIPAA, and Health Information Technology for Economic and Clinical Health, or HITECH, Act, which prohibit executing a scheme to defraud healthcare programs; impose requirements relating to the privacy, security, and transmission of individually identifiable health information; and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information; and

•	State laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security.
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
          There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
          We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed in recent years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation recently enacted by certain states, and major healthcare reform legislation that was recently passed by Congress and enacted into law in the U.S. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.
          In particular, in March 2010, the Patient Protection and Affordable Care Act, or PPACA, and a related reconciliation bill were signed into law. This new legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The new law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:
•	The mandatory rebates for drugs sold into the Medicaid program will be increased, and the rebate requirement is extended to drugs used in risk-based Medicaid managed care plans.
•	Beginning later in 2010, the 340B Drug Pricing Program under the Public Health Services Act will be extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities.
•	Beginning in 2011, pharmaceutical companies will be required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”
•	Beginning in 2011, pharmaceutical companies will be required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. The accounting treatment of this new fee has not yet been determined, so it may be classified either as a reduction in net sales or as an operating expense. The total industry-wide impact of this annual fee will change from year to year, but the law contemplates total industry-wide fees between $2.5 billion and $4.2 billion per year. This fee could have a material impact on the company’s profitability if the company sells a substantial volume of products to the covered federal healthcare programs.
•	The new law provides that biologic products may receive 12 years of market exclusivity, with a possible six-month extension for pediatric products. After this exclusivity ends, generic manufacturers will be permitted to enter the market, which is likely to reduce the pricing for such products and could affect the company’s profitability. In addition, generic manufacturers will be permitted to challenge one or more of the patents for a branded drug after a product is marketed for four years.
          The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including but not limited, to the issuance of implementation regulations and guidance, changes in sales volumes for products eligible for the new system of rebates, discounts and fees. The new legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the U.S., but such increases are unlikely to be realized until approximately 2014 at the earliest.
          The full effects of the U.S. healthcare reform legislation cannot be known until the new law is implemented through regulations or guidance issued by the Centers for Medicare & Medicaid Services and other federal and state healthcare agencies.
          Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.
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
          Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Similarly, the ultimate degree of protection that will be afforded to biotechnology inventions, including ours, in the U.S. and foreign countries, remains uncertain and is dependent upon the scope of the protection decided upon by patent offices, courts and lawmakers. Moreover, there are periodic discussions in the Congress of the United States and in international jurisdictions about modifying various aspects of patent law. If any such changes are enacted and do not provide adequate protection for discoveries, including our ability to pursue infringers of our patents for substantial damages, our business could be adversely affected. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others.

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
          We are a party to a number of licenses that give us rights to third party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, CRT, Isis, MIT, Whitehead, Max Planck, Stanford, Tekmira and UTSW. We also intend to enter into additional licenses to third party intellectual property in the future.
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
          In June 2009, we joined with Max Planck in taking legal action against Whitehead, MIT and UMass. The complaint, initially filed in Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges, among other things, that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the so-called “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
          The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, the court denied our motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed counterclaims against us and Max Planck, including for breach of contract. A trial on the merits was originally scheduled to begin in February 2010. In January 2010, we and Max Planck filed a motion for leave to file an amended complaint expanding upon the allegations in the original complaint. In January 2010, the court granted this motion and postponed the start of the trial. We currently expect the trial to start in mid-2010. During February 2010, we and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief that the court grants.
          In addition, in September 2009, the USPTO granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead’s petition to overturn this ruling was denied.
          Although we, along with Max Planck, are vigorously asserting our rights in this case, litigation is subject to inherent uncertainty and a court could ultimately rule against us and Max Planck. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
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
          In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Isis, GeneCare Research Institute Co., Ltd., Benitec Ltd., Calando Pharmaceuticals, Inc., Tekmira, Quark Biotech, Inc. and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck & Co., Inc., or Merck, was one of our collaborators and a licensee under our intellectual property for specified disease targets until September 2007, at which time we and Merck agreed to terminate our collaboration. As a result of its acquisition of Sirna Therapeutics, Inc. in December 2006, and in light of the mutual termination of our collaboration, Merck, which has substantially more resources and experience in developing drugs than we do, may become a direct competitor.
          In addition, as a result of agreements that we have entered into, Roche and Takeda have obtained, and Novartis has the right to obtain, broad, non-exclusive licenses to certain aspects of our technology that give them the right to compete with us in certain circumstances.
          We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target messenger RNAs, or mRNAs, in order to suppress the activity of specific genes. Isis is currently marketing an antisense drug and has several antisense product candidates in clinical trials. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
          As of March 31, 2010, Novartis held 13.4% of our outstanding common stock and has the right to maintain its ownership percentage through the expiration or termination of our broad alliance. This concentration of ownership may harm the market price of our common stock by:
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

ALNYLAM PHARMACEUTICALS, INC.
Date: May 6, 2010	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)