Form 10-Q
period 2010-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2010-08-05
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of July 30, 2010, the registrant had 42,096,731 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND DECEMBER 31, 2009	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009	3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009	4
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4. CONTROLS AND PROCEDURES	32

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	33

ITEM 1A. RISK FACTORS	34

ITEM 6. EXHIBITS	57

SIGNATURES	58
EX-10.2 Third Amendment to Lease, dated May 11, 2010
EX-31.1 Section 302 Certification of the Principal Executive Officer
EX-31.2 Section 302 Certification of the Principal Financial Officer
EX-32.1 Section 906 Certification of the Principal Executive Officer
EX-32.2 Section 906 Certification of the Principal Financial Officer
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$66,182	$137,468
Marketable securities	193,012	143,934
Collaboration receivables	6,358	6,044
Prepaid expenses and other current assets	6,021	4,151
Deferred tax assets	1,937	1,937

Total current assets	273,510	293,534
Marketable securities	137,724	153,914
Property and equipment, net	18,554	18,324
Deferred tax assets, net of current portion	8,674	8,556
Investment in joint venture (Regulus Therapeutics Inc.)	1,183	6,435
Intangible assets, net	535	622

Total assets	$440,180	$481,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,398	$12,489
Accrued expenses	7,425	9,833
Income taxes payable	272	5,644
Deferred rent	838	838
Deferred revenue	83,100	81,929

Total current liabilities	102,033	110,733
Deferred rent, net of current portion	2,543	2,609
Deferred revenue, net of current portion	169,958	189,884
Other long-term liabilities	168	194

Total liabilities	274,702	303,420

Commitments and contingencies (Notes 3 and 5)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 42,096,731 shares issued and outstanding at June 30, 2010; 41,837,427 shares issued and outstanding at December 31, 2009	421	418
Additional paid-in capital	490,558	476,663
Accumulated other comprehensive income	1,286	716
Accumulated deficit	(326,787)	(299,832)

Total stockholders’ equity	165,478	177,965

Total liabilities and stockholders’ equity	$440,180	$481,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues from research collaborators	$26,617	$24,601	$51,181	$49,658

Operating expenses:
Research and development (1)	28,136	38,615	52,836	63,936
General and administrative (1)	10,107	8,398	21,277	16,114

Total operating expenses	38,243	47,013	74,113	80,050

Loss from operations	(11,626)	(22,412)	(22,932)	(30,392)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(3,919)	(816)	(5,497)	(2,286)
Interest income	641	1,458	1,231	3,506
Other income (expense)	43	(24)	32	154

Total other income (expense)	(3,235)	618	(4,234)	1,374

Loss before income taxes	(14,861)	(21,794)	(27,166)	(29,018)
Benefit from (provision for) income taxes	229	(908)	211	(1,573)

Net loss	$(14,632)	$(22,702)	$(26,955)	$(30,591)

Net loss per common share — basic and diluted	$(0.35)	$(0.55)	$(0.64)	$(0.74)

Weighted average common shares used to compute basic and diluted net loss per common share	41,991	41,520	41,920	41,460

Comprehensive loss:
Net loss	$(14,632)	$(22,702)	$(26,955)	$(30,591)
Foreign currency translation	(29)	(23)	(29)	(113)
Unrealized gain on marketable securities (net of tax)	492	1,021	599	548

Comprehensive loss	$(14,169)	$(21,704)	$(26,385)	$(30,156)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$3,246	$3,248	$6,475	$6,282
General and administrative	1,822	2,164	3,920	4,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(26,955)	$(30,591)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,384	3,745
Deferred income taxes	(144)	(250)
Non-cash income tax benefit	(216)	—
Non-cash stock-based compensation	10,395	10,153
Charge for 401(k) company stock match	271	249
Equity in loss of joint venture (Regulus Therapeutics Inc.)	5,497	2,682
Changes in operating assets and liabilities:
Collaboration receivables	(314)	(1,669)
Prepaid expenses and other assets	(1,870)	(653)
Accounts payable	(2,091)	3,875
Income taxes payable	(5,547)	(4,282)
Accrued expenses and other	(2,570)	(201)
Deferred revenue	(18,755)	(17,746)

Net cash used in operating activities	(39,915)	(34,688)

Cash flows from investing activities:
Purchases of property and equipment	(2,527)	(2,947)
Decrease in restricted cash	—	6,151
Purchases of marketable securities	(182,076)	(267,988)
Sales and maturities of marketable securities	150,178	263,552
Investment in joint venture (Regulus Therapeutics Inc.)	—	(10,000)

Net cash used in investing activities	(34,425)	(11,232)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,090	957
Proceeds from issuance of shares to Novartis	993	1,154

Net cash provided by financing activities	3,083	2,111

Effect of exchange rate on cash	(29)	(113)

Net decrease in cash and cash equivalents	(71,286)	(43,922)
Cash and cash equivalents, beginning of period	137,468	191,792

Cash and cash equivalents, end of period	$66,182	$147,870

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
          The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Six Months Ended
	June 30,
	2010	2009
Options to purchase common stock	7,872	7,071
Unvested restricted common stock	—	29

	7,872	7,100

Fair Value Measurements
          The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted
		Prices in	Significant	Significant
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$65,073	$31,579	$33,494	$—
Marketable securities (fixed income)
Government obligations	157,685	—	157,685	—
Corporate notes	137,623	—	137,623	—
Commercial paper	30,942	—	30,942	—
Municipal notes	1,802	—	1,802	—
Marketable securities (equity holdings)	2,684	—	2,684	—

Total	$395,809	$31,579	$364,230	$—

		Quoted
		Prices in	Significant	Significant
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$129,113	$129,113	$—	$—
Marketable securities (fixed income)				—
Government obligations	185,087	—	185,087	—
Corporate notes	89,220	—	89,220	—
Commercial paper	12,994	—	12,994	—
Municipal notes	8,700	—	8,700	—
Marketable securities (equity holdings)	1,847	—	1,847	—

Total	$426,961	$129,113	$297,848	$—

     The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
Subsequent Events
     The Company evaluated all events or transactions that occurred after June 30, 2010 up through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognizable or unrecognizable subsequent events.
Recent Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this accounting standard on its condensed consolidated financial statements, however the Company does not believe it will have a significant impact.
     In October 2009, the FASB issued a new accounting standard, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Determining the fair value using these methods was difficult when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this accounting standard on its condensed consolidated financial statements.
     In June 2009, the FASB issued a new accounting standard, which amends previously issued accounting guidance for the consolidation of a variable interest entity (“VIE”) to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE. This amended consolidation guidance for VIEs also replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise was exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new accounting standard has broad implications and may affect how the Company accounts for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements, and purchase arrangements. Under this revised consolidation guidance, more entities may meet the definition of a VIE, and the determination about which entity should consolidate a VIE is required to be evaluated continuously. The Company adopted this standard effective January 1, 2010 and has determined that the adoption did not have an impact on its condensed consolidated financial statements.
2. SIGNIFICANT AGREEMENTS
     The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Roche	$13,994	$13,967	$27,988	$27,795
Takeda	5,489	5,419	10,923	10,836
Novartis	2,614	2,243	4,973	4,922
Government contract	1,521	1,930	3,087	3,734
Cubist	591	714	1,181	1,367
Other	2,408	328	3,029	1,004

Total net revenues from research collaborators	$26,617	$24,601	$51,181	$49,658

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
          In summary, the Company received upfront payments totaling $331.0 million under the Roche alliance, which included an upfront payment under the LCA of $273.5 million, $42.5 million under the Common Stock Purchase Agreement and $15.0 million for the Roche Kulmbach shares under the Alnylam Europe Purchase Agreement. The Company initially recorded $278.2 million of these proceeds as deferred revenue in connection with the Roche alliance. The Company allocated $51.3 million and $1.5 million to the common stock issuance and the net book value of Alnylam Europe, respectively.
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
          The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA in order to utilize a proportional performance model. As future substantive milestones are achieved, a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis.
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
          The Company is recognizing the upfront payment of $100.0 million, the first and second Technology Transfer Milestones of $40.0 million, and the remaining Technology Transfer Milestone of $10.0 million, the receipt of which the Company believes is probable, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations in order to utilize a proportional performance model, primarily because the effort required under the Research Collaboration is largely unknown. As future substantive milestones are achieved, a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis.
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
          The Company has the unilateral right to terminate the ssRNAi research program before September 30, 2010, in which event any licenses to ssRNAi products granted by Isis to the Company under the Amended and Restated Isis Agreement, and any obligation thereunder by the Company to pay additional license fees, milestone payments, royalties or sublicense payments to Isis for such ssRNAi products, would also terminate.
          The Company’s accounting policy is to classify license fees, milestone payments and sublicense payments made to Isis as research and development expenses.
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
          Under the terms of the Stock Purchase Agreement, in October 2005, Novartis purchased 5,267,865 shares of the Company’s common stock at a purchase price of $11.11 per share for an aggregate purchase price of $58.5 million, which, after such issuance, represented 19.9% of the Company’s outstanding common stock as of the date of issuance. In addition, under the Investor Rights Agreement, the Company granted Novartis rights to acquire additional equity securities in the event that the Company proposes to sell or issue any equity securities, subject to specified exceptions, as described in the Investor Rights Agreement, such that Novartis would be able to maintain its then-current ownership percentage in the Company’s outstanding common stock. Pursuant to terms of the Investor Rights Agreement, in May 2009, Novartis purchased 65,922 shares of the Company’s common stock at a purchase price of $17.50 per share, resulting in an aggregate payment to the Company of $1.2 million. In April 2010, Novartis purchased 55,223 shares of the Company’s common stock at a purchase price of $17.99 per share, resulting in an aggregate payment to the Company of $1.0 million. These purchases have allowed Novartis to maintain its ownership position of approximately 13.4% of the Company’s outstanding common stock. The exercises of this right did not result in any changes to existing rights or any additional rights to Novartis. Further, during the term described in the Investor Rights Agreement, Novartis is permitted to own no more than 19.9% of the Company’s outstanding shares.
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
          As future substantive milestones are achieved, and to the extent they are within the period of performance, milestone payments will be recognized as revenue on a proportional performance basis over the contract’s entire performance period, starting with the contract’s commencement. A portion of the milestone payment equal to the percentage of total performance completed when the milestone is achieved, multiplied by the milestone payment, will be recognized as revenue upon achievement of the milestone. The remaining portion of the milestone will be recognized over the remaining performance period under the proportional performance method.
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
          Under the terms of the Cubist Agreement, the Company and Cubist share responsibility for developing Licensed Products in North America and each bears one-half of the related development costs, provided that under the terms of the Amendment, the Company is funding the advancement of ALN-RSV01 for adult lung transplant patients and Cubist retains an opt-in right. For revenue generating arrangements that involve cost sharing between the parties, the Company presents the results of activities for which it acts as the principal on a gross basis and reports any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As the Company is not considered the principal under the Cubist Agreement, the Company records any amounts due from Cubist as a reduction of research and development expense. For the three and six months ended June 30, 2010, the Company and Cubist incurred costs of $0.4 million and $1.0 million, respectively, under the Cubist Agreement, of which $0.4 million and $0.9 million, respectively, was incurred by the Company. For the three and six months ended June 30, 2009, the Company and Cubist incurred costs of $3.2 million and $7.0 million, respectively, of which $3.1 million and $6.8 million, respectively, was incurred by the Company. During the three and six months ended June 30, 2010, amounts due from Cubist of $0.2 million and $0.4 million, respectively, were recorded by the Company as a reduction to research and development expense. During the three and six months ended June 30, 2009, amounts due from Cubist of $1.5 million and $3.3 million, respectively, were recorded by the Company as a reduction to research and development expense. As such, the Company recorded net research and development expenses in its condensed consolidated statements of operations of $0.2 million and $0.5 million for the three and six months ended June 30, 2010, respectively, and $1.6 million and $3.5 million for the three and six months ended June 30, 2009, respectively.
          In connection with the Cubist Agreement, during 2009, the Company paid $1.0 million of license fees to the Company’s licensors, primarily Isis, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.
Government Funding
     NIH Contract
          In September 2006, the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”), awarded the Company a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. As a result of the continued progress of this program, the NIAID has appropriated the entire $23.0 million over the four-year term of the contract, which is expected to be completed in September 2010. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities. At June 30, 2010, there was $1.1 million of remaining funds available under the NIAID contract.
3. INCOME TAXES
          During each of the three and six months ended June 30, 2010, the Company recorded a benefit from income taxes of $0.2 million. During the three and six months ended June 30, 2009, the Company recorded a provision for income taxes of $0.9 million and $1.6 million, respectively. The benefit from income taxes at June 30, 2010 was the result of the Company’s recognition of a corresponding income tax expense associated with the increase in the value of certain securities that the Company carried at fair market value during the six months ended June 30, 2010. This income tax expense was recorded in accumulated other comprehensive income in the Company’s condensed consolidated balance sheets. The provision for income taxes in 2009 was due primarily to taxable income in 2009 as a result of the Company’s alliances with Roche and Takeda. The Company expects to generate U.S. taxable losses during 2010. The Company’s 2010 U.S. taxable losses are expected to be carried back to 2008 and 2009 to offset taxable income generated to the extent of the federal alternative minimum taxable income in those years.
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

          At December 31, 2009, the state net operating loss carryforward was $8.6 million. This attribute is available to reduce the Company’s future California state tax liability and expires at various dates through 2018. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability. The Company has determined that there is no limitation on the utilization of net operating loss carryforwards in 2009 in accordance with Section 382 of the Internal Revenue Code. The Company is currently under audit by the Internal Revenue Service for the 2008 tax year. The Company believes that it has provided sufficiently for all significant audit exposures.
          In January 2007, the Company adopted a newly issued accounting standard which required additional accounting and disclosure about uncertain tax positions. The implementation of this accounting standard did not require any adjustment to the Company’s beginning tax positions. The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At June 30, 2010, the Company had no unrecognized tax benefits.
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
          In consideration for the Company’s and Isis’ initial interests in Regulus, each party granted Regulus exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus. In March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus under a founder’s investor rights agreement (the “Investor Rights Agreement”). The Company and Isis currently own approximately 49% and 51%, respectively, of Regulus and there are currently no other third-party investors in Regulus. Therefore, the Company has concluded that Regulus is a related party. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are employees of the Company or Isis are not eligible to receive options to purchase Regulus common stock.
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
          In June 2010, Regulus entered into a global, strategic alliance with sanofi-aventis to discover, develop and commercialize microRNA therapeutics on up to four microRNA targets. Under the terms of this new alliance, Regulus received $25.0 million in upfront fees and is entitled to annual research support for three years with the option to extend research support for two additional years. Sanofi-aventis will also make an additional $10.0 million equity investment in Regulus, subject to mutual agreement on company valuation. In addition, Regulus is eligible to receive royalties on microRNA therapeutic products commercialized by sanofi-aventis, if any. Sanofi-aventis will support 100% of the costs of clinical development and commercialization of each program. The alliance will initially focus on the therapeutic area of fibrosis. Regulus and sanofi-aventis will collaborate on up to four microRNA targets, including Regulus’ lead fibrosis program targeting microRNA-21. Sanofi-aventis also received an option for a broader technology alliance with Regulus that provides Regulus certain rights to participate in development and commercialization of resulting products. If exercised, this option is worth up to an additional $50.0 million to Regulus. The Company and Isis are each eligible to receive 7.5% of all potential milestone payments in addition to royalties on product sales, if any. During the three months ended June 30, 2010, the Company recognized revenue of $1.9 million from Regulus in connection with this alliance, representing 7.5% of the $25.0 million upfront payment from sanofi-aventis to Regulus.
          The Company has reviewed the consolidation guidance that defines a VIE and concluded that Regulus currently qualifies as a VIE. The Company does not consolidate Regulus as the Company lacks the power to direct the activities that could significantly impact the economic success of this entity. At June 30, 2010, the total carrying value of the Company’s investment in joint venture (Regulus Therapeutics Inc.) in its condensed consolidated balance sheets is $1.2 million under the equity method. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the Company’s investment, as well the portion of Regulus’ debt, including accrued interest, guaranteed by the Company which was $5.2 million at June 30, 2010. Under new consolidation guidance effective January 1, 2010, Isis is no longer consolidating Regulus’ financials. In addition, for the six months ended June 30, 2010, the Company has recognized $1.9 million in related party revenues in its condensed consolidated statements of operations, in connection with the Regulus and sanofi-aventis alliance described above.
          The Company accounts for its investment in Regulus using the equity method of accounting. Through December 31, 2008, the Company was recognizing the first $10.0 million of losses of Regulus as equity in loss of joint venture (Regulus Therapeutics Inc.) in its condensed consolidated statements of operations because the Company was responsible for funding those losses through its initial $10.0 million cash contribution. Beginning in January 2009, in connection with the conversion of Regulus to a C corporation, the Company is recognizing approximately 49% of the income and losses of Regulus. The carrying value of the Company’s investment in joint venture (Regulus Therapeutics Inc.), immediately prior to the conversion to a C corporation exceeded 49% of the net assets of Regulus by approximately $0.8 million. Upon conversion, this amount was allocated to the intellectual property of Regulus and, because the intellectual property was determined to be in-process research and development, the $0.8 million was recorded as a charge to expense. This charge is included in equity in loss of joint venture (Regulus Therapeutics Inc.) in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2009. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expenses. Summary results of Regulus’ operations for the three and six months ended June 30, 2010 and 2009 and balance sheets as of June 30, 2010 and December 31, 2009 are presented below, in thousands (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Statement of Operations Data:
Net revenues	$809	$1,125	$1,495	$1,763
Operating expenses (1)	8,685	2,852	12,439	5,367

Loss from operations	(7,876)	(1,727)	(10,944)	(3,604)
Other (expense) income	(54)	(7)	(84)	12

Net loss	$(7,930)	$(1,734)	$(11,028)	$(3,592)

(1) Non-cash stock-based compensation expenses included in operating expenses	$139	$89	$301	$(221)

	June 30,	December 31,
	2010	2009
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$31,174	$30,708
Working capital	19,039	25,115
Total assets	34,445	32,930
Notes payable	11,267	6,291
Total stockholders’ equity	2,212	12,939

5. COMMITMENTS AND CONTINGENCIES
Operating Lease
          In May 2010, the Company entered into an amendment to its lease with ARE-MA Region No. 28 LLC (the “Landlord”), dated as of September 26, 2003, as amended (the “Amended Lease”), pursuant to which the Company will rent approximately 34,000 square feet of additional laboratory and office space located at 300 Third Street, Cambridge, Massachusetts (the “Premises”), effective as of October 1, 2010. The Company will lease a total of approximately 129,000 square feet of office and laboratory space at the Premises under the Amended Lease. The term of the Amended Lease expires in September 2016. The Company has the option to extend the Amended Lease for two successive five-year extensions. The Company has separately agreed to sublease the first floor of the Premises through the end of 2011. Therefore, the Company’s operating lease obligations through 2016 increased by an aggregate of $8.9 million as a result of the Amended Lease, partially offset by future sublease payments to the Company of $1.7 million, resulting in a net increase of $7.2 million.
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
          The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, the court denied the Company’s motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed counterclaims against the Company and Max Planck, including for breach of contract. In January 2010, the Company and Max Planck filed an amended complaint expanding upon the allegations in the original complaint. The Company currently expects a jury trial to start in late 2010 or early 2011. In February 2010, the Company and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief granted by the court.
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
          In March 2009, we initiated a Phase I clinical trial for ALN-VSP, our second clinical program and our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of liver cancers, including hepatocellular carcinoma, or HCC, and other solid tumors with liver involvement. This Phase I trial is a multi-center, open label, dose escalation study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in up to approximately 55 patients with advanced solid tumors with liver involvement, including HCC. In June 2010, we reported preliminary results from this Phase I clinical trial. The results from the initial 19 patients in the first four dose cohorts demonstrate that ALN-VSP is well tolerated in most patients, and results from pharmacodynamic measurements provide preliminary evidence of biological activity. The majority of the patients treated had colorectal cancer, a primary tumor that often metastasizes to the liver. There were two mild acute infusion reactions; both patients had no further reactions with slowing of the infusion and stayed in the trial. At 0.7 mg/kg, a patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose and subsequently died; this was deemed possibly related to study drug. Six additional patients treated at 0.7 mg/kg did not exhibit any evidence of hepatotoxicity. The trial has not yet reached a maximum tolerated dose and is continuing patient enrollment with dose escalation. Pharmacokinetic data showed that Cmax (peak serum concentration of drug) and area under the curve were dose proportional with no evidence of drug accumulation. In addition, DCE-MRI results were suggestive of an anti-VEGF effect in the majority of treated patients. In 62% of evaluable liver tumors, there was a greater than 40% decline in Ktrans (measure of blood flow), an effect that is comparable to what has been observed with other anti-VEGF drugs in solid tumors. Molecular and cellular analyses of biopsy samples are ongoing.
          In July 2010, we initiated a Phase I clinical trial for ALN-TTR01, our second systemically delivered RNAi therapeutic candidate. We are developing ALN-TTR, which targets the transthyretin, or TTR, gene, for the treatment of TTR-mediated amyloidosis, or ATTR. ALN-TTR01 employs a first generation lipid nanoparticle, or LNP, formulation. The Phase I clinical trial for ALN-TTR01 is being conducted in Portugal, Sweden and the United Kingdom, and is a randomized, blinded, placebo-controlled dose escalation study designed to enroll approximately 28 ATTR patients. The primary objective is to evaluate the safety and tolerability of a single dose of intravenous ALN-TTR01. Secondary objectives include characterization of plasma and urine pharmacokinetics of ALN-TTR01 and assessment of pharmacodynamic activity based on measurements of circulating TTR serum levels. In parallel with this development, we are also advancing ALN-TTR02 utilizing second-generation LNPs.
          In January 2010, we announced that we expect ALN-PCS, a systemically delivered RNAi therapeutic candidate for the treatment of hypercholesterolemia, to be our next clinical candidate. ALN-PCS targets a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9. We are advancing ALN-PCS using second-generation LNPs for systemic delivery.
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
          Alnylam commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of June 30, 2010, we had an accumulated deficit of $326.8 million. Through June 30, 2010, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through June 30, 2010, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding, and license fee revenues. We expect that our cash, cash equivalents and total marketable securities balance will be greater than $325.0 million at December 31, 2010.
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

Research and Development
          Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Our most advanced program is focused on the treatment of RSV infection and is in Phase II clinical trials. In March 2009, we initiated a Phase I clinical trial for ALN-VSP, our second clinical program and our first systemically delivered RNAi therapeutic candidate for the treatment of primary and secondary liver cancer. In July 2010, we initiated a Phase I clinical trial of ALN-TTR01, our second systemically delivered RNAi therapeutic candidate, in ATTR patients. Both ALN-VSP and ALN-TTR01 employ a first generation LNP formulation. In parallel, we are also advancing ALN-TTR02 utilizing second-generation LNPs. In January 2010, we announced that we expect ALN-PCS, a systemically delivered RNAi therapeutic candidate for the treatment of hypercholesterolemia, to be our next clinical candidate. We are advancing ALN-PCS using second generation LNPs for systemic delivery. We also have a development program focused on the treatment of HD. In addition, we have discovery programs to develop RNAi therapeutics for the treatment of a broad range of diseases, such as viral hemorrhagic fever, including the Ebola virus, Parkinson’s disease, PML and other undisclosed programs, as well as several other diseases that are the subject of our strategic alliances. We are working internally and with third-party collaborators to develop capabilities to deliver our RNAi therapeutics both directly to the specific sites of disease and systemically, and we intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options.
          There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and efficacy of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to progress product candidates into pre-clinical and clinical trials;

•	the scope, rate of progress and cost of our pre-clinical trials and other research and development activities, including those related to developing safe and effective ways of delivering siRNAs into cells and tissues;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaborative, licensing and other arrangements that we may establish;

•	the cost, timing and success of regulatory filings and approvals or potential changes in regulations that govern our industry or the way in which they are interpreted or enforced;

•	the cost and timing of establishing sufficient sales, marketing and distribution capabilities;

•	the cost and timing of establishing sufficient clinical and commercial supplies of any products that we may develop; and

•	the effect of competing technological and market developments.
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
          To generate revenues from our intellectual property rights, we grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of June 30, 2010, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.
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
          Finally, we seek funding for the development of our proprietary RNAi therapeutics pipeline from the government and foundations. For example, in 2006, the NIAID awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus.
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
Alnylam Biotherapeutics
          During 2009, we presented new data regarding the application of RNAi technology to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. This initiative, which we are advancing in an internal effort referred to as Alnylam Biotherapeutics, has the potential to create new business opportunities. In particular, we are advancing RNAi technologies to improve the quantity and quality of biologics manufacturing processes using mammalian cell culture, such as Chinese hamster ovary, or CHO, cells. This RNAi technology potentially could be applied to the improvement of manufacturing processes for existing marketed drugs, new drugs in development and for the emerging biosimilars market. We have developed proprietary delivery lipids that enable the efficient delivery of siRNAs into CHO cells when grown in suspension culture, as well as other cell systems that are used for the manufacture of biologics. As Alnylam Biotherapeutics advances the technology, it plans to seek collaborations with established biologic manufacturers, selling licenses, products and services.
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
          Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. In addition, we made an initial cash contribution to Regulus of $10.0 million, resulting in us and Isis making initial capital contributions to Regulus of approximately equal aggregate value. In addition, in March 2009, we and Isis each purchased $10.0 million of Series A preferred stock of Regulus. We and Isis currently own approximately 49% and 51%, respectively, of Regulus and there are currently no other third-party investors in Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.
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
          In June 2010, Regulus entered into a global, strategic alliance with sanofi-aventis to discover, develop and commercialize microRNA therapeutics on up to four microRNA targets. Under the terms of this new alliance, Regulus received $25.0 million in upfront fees and is entitled to annual research support for three years with the option to extend research support for two additional years. Sanofi-aventis will also make an additional $10.0 million equity investment in Regulus, subject to mutual agreement on company valuation. In addition, Regulus is eligible to receive royalties on microRNA therapeutic products commercialized by sanofi-aventis, if any. Sanofi-aventis will support 100% of the costs of clinical development and commercialization of each program. The alliance will initially focus on the therapeutic area of fibrosis. Regulus and sanofi-aventis will collaborate on up to four microRNA targets, including Regulus’ lead fibrosis program targeting miR-21. Sanofi-aventis also received an option for a broader technology alliance with Regulus that provides Regulus certain rights to participate in development and commercialization of resulting products. If exercised, this option is worth up to an additional $50.0 million to Regulus. In addition, we and Isis are each eligible to receive 7.5% of all potential milestone payments, in addition to royalties on product sales, if any. During the three months ended June 30, 2010, we recognized revenue of $1.9 million from Regulus in connection with this alliance, representing 7.5% of the $25.0 million upfront payment from sanofi-aventis to Regulus.
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
          The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, the court denied our motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed counterclaims against us and Max Planck, including for breach of contract. In January 2010, we and Max Planck filed an amended complaint expanding upon the allegations in the original complaint. We currently expect a jury trial to start in late 2010 or early 2011. In February 2010, we and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief granted by the court.
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

Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$26,617	$24,601	$51,181	$49,658
Operating expenses	38,243	47,013	74,113	80,050
Loss from operations	(11,626)	(22,412)	(22,932)	(30,392)
Net loss	$(14,632)	$(22,702)	$(26,955)	$(30,591)
Revenues
          The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Roche	$13,994	$13,967	$27,988	$27,795
Takeda	5,489	5,419	10,923	10,836
Novartis	2,614	2,243	4,973	4,922
Government contract	1,521	1,930	3,087	3,734
Other research collaborator	2,696	944	3,517	1,827
InterfeRx program, research reagent license and other	303	98	693	544

Total net revenues from research collaborators	$26,617	$24,601	$51,181	$49,658

          Revenues increased for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 primarily as a result of the $1.9 million sublicense fee recognized in connection with Regulus’ June 2010 alliance with sanofi-aventis, representing 7.5% of the $25.0 million upfront payment from sanofi-aventis to Regulus. We and Isis are also each eligible to receive 7.5% of all potential milestone payments, in addition to royalties on product sales, if any. The increase in Novartis revenues was due primarily to an increase in the number of resources allocated to the Novartis collaboration. The Novartis collaboration and a significant portion of the related Novartis revenues are currently expected to end in the fourth quarter of 2010. The Novartis collaboration and license agreement provides Novartis with a non-exclusive option to integrate into its operations our intellectual property relating to RNAi technology, excluding any technology related to delivery of nucleic acid based molecules. Novartis may exercise this integration option at any point during the research term. If Novartis elects to exercise the integration option, it would be required to make additional payments to us totaling $100.0 million, payable in full at the time of exercise, which would include an option exercise fee, a milestone payment based on the overall success of the collaboration, and pre-paid milestone and royalty payments that could become due as a result of future development of products using our technology. Novartis’ exercise of this integration option could increase revenues substantially.
          For the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, government contract revenues decreased in part as a result of a decrease in the research and development activities related to our contract with the NIAID. This contract is expected to be completed in September 2010.
          Total deferred revenue of $253.1 million at June 30, 2010 consists of payments we have received from collaborators, primarily Roche, Takeda, Kyowa Hakko Kirin and Cubist, but have not yet recognized pursuant to our revenue recognition policies.
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

Operating expenses
          The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months	% of Total	Three Months	% of Total
	Ended	Operating	Ended	Operating	Increase (Decrease)
	June 30, 2010	Expenses	June 30, 2009	Expenses	$	%
Research and development	$28,136	74%	$38,615	82%	$(10,479)	(27)%
General and administrative	10,107	26%	8,398	18%	1,709	20%

Total operating expenses	$38,243	100%	$47,013	100%	$(8,770)	(19)%

	Six Months	% of Total	Six Months	% of Total
	Ended	Operating	Ended	Operating	Increase (Decrease)
	June 30, 2010	Expenses	June 30, 2009	Expenses	$	%
Research and development	$52,836	71%	$63,936	80%	$(11,100)	(17)%
General and administrative	21,277	29%	16,114	20%	5,163	32%

Total operating expenses	$74,113	100%	$80,050	100%	$(5,937)	(7)%

          Research and development. The tables below summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2010	Category	June 30, 2009	Category	$	%
Research and development
Compensation and related	$6,268	22%	$5,477	14%	$791	14%
External services	5,908	21%	6,928	18%	(1,020)	(15)%
Clinical trial and manufacturing	5,871	21%	6,751	18%	(880)	(13)%
Non-cash stock-based compensation	3,246	12%	3,248	8%	(2)	* %
Facilities-related	3,044	11%	3,064	8%	(20)	(1)%
Lab supplies and materials	2,118	8%	2,025	5%	93	5%
License fees	718	2%	10,423	27%	(9,705)	(93)%
Other	963	3%	699	2%	264	38%

Total research and development expenses	$28,136	100%	$38,615	100%	$(10,479)	(27)%

*	Indicates less than 1%
          Research and development expenses decreased during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due primarily to license fees paid to Isis in connection with our ssRNAi program under the amended and restated Isis agreement entered into in April 2009. External services and clinical trial and manufacturing expenses decreased during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due primarily to lower pre-clinical and manufacturing costs associated with our ALN-TTR and ALN-VSP programs, partially offset by higher clinical trial expenses as we continue to advance our ALN-RSV, ALN-VSP and ALN-TTR programs. In addition, partially offsetting these decreases, compensation and related expenses increased during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to additional research and development headcount to support our alliances and expanding product pipeline.
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

	Six Months	% of	Six Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2010	Category	June 30, 2009	Category	$	%
Research and development
Compensation and related	$12,318	23%	$10,870	17%	$1,448	13%
External services	10,487	20%	11,148	17%	(661)	(6)%
Clinical trial and manufacturing	10,275	20%	11,399	18%	(1,124)	(10)%
Non-cash stock-based compensation	6,475	12%	6,282	10%	193	3%
Facilities-related	5,918	11%	5,948	9%	(30)	(1)%
Lab supplies and materials	4,268	8%	4,156	7%	112	3%
License fees	1,181	2%	12,683	20%	(11,502)	(91)%
Other	1,914	4%	1,450	2%	464	32%

Total research and development expenses	$52,836	100%	$63,936	100%	$(11,100)	(17)%

          Research and development expenses decreased during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due primarily to license fees paid to Isis in connection with our ssRNAi program under the amended and restated Isis agreement entered into in April 2009, as well as higher license fees payable to certain entities during the six months ended June 30, 2009, primarily Isis, as a result of the Cubist alliance and the initiation of our ALN-VSP Phase I clinical trial. External services and clinical trial and manufacturing expenses decreased during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due primarily to lower pre-clinical and manufacturing costs associated with our ALN-TTR and ALN-VSP programs, partially offset by higher clinical trial expenses as we continue to advance our ALN-RSV, ALN-VSP and ALN-TTR programs. In addition, partially offsetting these decreases was an increase in compensation and related expenses during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to additional research and development headcount to support our alliances and expanding product pipeline.
          General and administrative. The tables below summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2010	Category	June 30, 2009	Category	$	%
General and administrative
Consulting and professional services	$5,499	54%	$3,267	39%	$2,232	68%
Non-cash stock-based compensation	1,822	18%	2,164	26%	(342)	(16)%
Compensation and related	1,575	16%	1,744	21%	(169)	(10)%
Facilities-related	583	6%	713	8%	(130)	(18)%
Insurance	181	2%	166	2%	15	9%
Other	447	4%	344	4%	103	30%

Total general and administrative expenses	$10,107	100%	$8,398	100%	$1,709	20%

          The increase in general and administrative expenses during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was due primarily to higher consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 — Legal Proceedings. We expect that general and administrative expenses, excluding expenses associated with legal activities, will remain consistent or increase slightly during the remainder of 2010.

	Six Months	% of	Six Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2010	Category	June 30, 2009	Category	$	%
General and administrative
Consulting and professional services	$11,635	55%	$5,600	35%	$6,035	108%
Non-cash stock-based compensation	3,920	18%	4,267	26%	(347)	(8)%
Compensation and related	3,225	15%	3,477	22%	(252)	(7)%
Facilities-related	1,185	6%	1,373	9%	(188)	(14)%
Insurance	376	2%	355	2%	21	6%
Other	936	4%	1,042	6%	(106)	(10)%

Total general and administrative expenses	$21,277	100%	$16,114	100%	$5,163	32%

          The increase in general and administrative expenses during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was due primarily to higher consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 — Legal Proceedings.
          Other income (expense)
          We incurred $3.9 million and $5.5 million equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and six months ended June 30, 2010, respectively, as compared to $0.8 million and $2.3 million equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and six months ended June 30, 2009, respectively, related to our approximate 49% share of the net losses incurred by Regulus. The increase in Regulus’ net loss for the three and six months ended June 30, 2010 was due primarily to our 49% share of $3.8 million of sublicense fees payable to Isis and us in connection with the strategic alliance formed by Regulus and sanofi-aventis in June 2010.
          Interest income was $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively, as compared to $1.5 million and $3.5 million for the three and six months ended June 30, 2009, respectively. The decrease was due primarily to lower average interest rates as well as lower average cash, cash equivalent and marketable securities balances.
           Income tax benefit was $0.2 million for each of the three and six months ended June 30, 2010, as compared to a provision for income taxes of $0.9 million and $1.6 million for the three and six months ended June 30, 2009, respectively. The provision for income taxes for the three and six months ended June 30, 2009 was due primarily to taxable income in 2009 as a result of our alliances with Roche and Takeda.
Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2010	2009
Net loss	$(26,955)	$(30,591)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	18,187	16,579
Changes in operating assets and liabilities	(31,147)	(20,676)

Net cash used in operating activities	(39,915)	(34,688)
Net cash used in investing activities	(34,425)	(11,232)
Net cash provided by financing activities	3,083	2,111
Effect of exchange rate on cash	(29)	(113)

Net decrease in cash and cash equivalents	(71,286)	(43,922)
Cash and cash equivalents, beginning of period	137,468	191,792

Cash and cash equivalents, end of period	$66,182	$147,870

          Since we commenced operations in 2002, we have generated significant losses. As of June 30, 2010, we had an accumulated deficit of $326.8 million. As of June 30, 2010, we had cash, cash equivalents and marketable securities of $396.9 million, compared to cash, cash equivalents and marketable securities of $435.3 million as of December 31, 2009. We invest primarily in cash equivalents,

U.S. government and municipal obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the six months ended June 30, 2010.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the six months ended June 30, 2010, net cash used in operating activities of $39.9 million was due primarily to our net loss and other changes in our working capital. We had a decrease in deferred revenue of $18.8 million for the six months ended June 30, 2010, as well as a decrease in income taxes payable of $5.5 million. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.), and depreciation and amortization.
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
          Investing activities
          For the six months ended June 30, 2010, net cash used in investing activities of $34.4 million resulted primarily from net purchases of marketable securities of $31.9 million and purchases of property and equipment of $2.5 million. For the six months ended June 30, 2009, net cash used in investing activities of $11.2 million resulted primarily from net purchases of marketable securities of $4.4 million, an additional $10.0 million investment in Regulus, and purchases of property and equipment of $2.9 million related to our Cambridge facility. Offsetting these amounts for the six months ended June 30, 2009 was a decrease in restricted cash of $6.2 million, resulting from the release of letters of credit in connection with the amendment of our facility lease and the termination of our sublease agreement.
          Financing activities
          For the six months ended June 30, 2010, net cash provided by financing activities of $3.1 million was due to proceeds of $1.0 million from our issuance of common stock to Novartis in April 2010, as well as proceeds from the issuance of common stock in connection with stock option exercises. For the six months ended June 30, 2009, net cash provided by financing activities of $2.1 million was due primarily to proceeds of $1.2 million from our issuance of common stock to Novartis in May 2009, as well as proceeds from the issuance of common stock in connection with stock option exercises.
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
Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2009. In May 2010, we amended our lease for our Cambridge, Massachusetts facility to lease an additional 34,000 square feet, effective as of October 1, 2010. We will lease a total of approximately 129,000 square feet of office and laboratory space at the premises under the amended lease. The term of the amended lease expires in September 2016. We have separately agreed to sublease the first floor of the premises through the end of 2011. Therefore, our operating lease obligations through 2016 increased by an aggregate of $8.9 million as a result of the amended lease, partially offset by future sublease payments to us of $1.7 million, resulting in a net increase of $7.2 million.
Recent Accounting Pronouncements
          In April 2010, the Financial Accounting Standards Board, or FASB, issued a new accounting standard, which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this accounting standard on our condensed consolidated financial statements, however we do not believe it will have a significant impact.
          In October 2009, the FASB issued a new accounting standard, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This standard eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously, accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Determining the fair value using these methods was difficult when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this accounting standard on our condensed consolidated financial statements.
          In June 2009, the FASB issued a new accounting standard which amends previously issued accounting guidance for the consolidation of a variable interest entity, or VIE, to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a VIE. This amended consolidation guidance for VIEs also replaces the existing quantitative approach for identifying which enterprise should consolidate a VIE, which was based on which enterprise was exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This new accounting standard has broad implications and may affect how we account for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements, and purchase arrangements. Under this revised consolidation guidance, more entities may meet the definition of a VIE, and the determination about who should consolidate a VIE is required to be evaluated continuously. We adopted this standard effective January 1, 2010 and have determined that the adoption did not have an impact on our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2010, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.4 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities during the six months ended June 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES.
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a—15(d) and 15d—15(d) under the Exchange Act) occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
          The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, the court denied our motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed counterclaims against us and Max Planck, including for breach of contract. In January 2010, we and Max Planck filed an amended complaint expanding upon the allegations in the original complaint. We currently expect a jury trial to start in late 2010 or early 2011. In February 2010, we and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief granted by the court.
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
          We have experienced significant operating losses since our inception. As of June 30, 2010, we had an accumulated deficit of $326.8 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies or funding from contracts with the government or foundations, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
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
          Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision, subject to certain exceptions. In May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share. In May 2009, Novartis purchased 65,922 shares of our common stock at a purchase price of $17.50 per share. In April 2010, Novartis purchased 55,223 shares of our common stock at a purchase price of $17.99 per share. These purchases have allowed Novartis to maintain its ownership position of approximately 13.4% of our outstanding common stock. While the exercise of these rights by Novartis has provided us with an aggregate of $7.6 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
          At June 30, 2010, we had $396.9 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government and municipal obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. For example, due to market conditions, interest rates have fallen, and accordingly, our interest income decreased to $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively, from $1.5 million and $3.5 million for the three and six months ended June 30, 2009, respectively. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
          In July 2007, we entered into a license and collaboration agreement with Roche. Under the license and collaboration agreement we granted Roche a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties. The license is limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases and may be expanded to include up to 18 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Roche of an additional $50.0 million for each additional therapeutic area, if any. In addition, in exchange for our contributions under the collaboration agreement, for each RNAi therapeutic product developed by Roche, its affiliates, or sublicensees under the collaboration agreement, we are entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any. In May 2008, we entered into a similar license and collaboration agreement with Takeda, which is limited to the therapeutic areas of oncology and metabolic diseases, and which may be expanded to include up to 20 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Takeda of an additional $50.0 million for each additional therapeutic area, if any. For each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, we are entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any. In addition, we agreed that for a period of five years, we will not grant any other party rights to develop RNAi therapeutics in the Asian territory.
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
Regulus is important to our business. If Regulus does not successfully develop drugs pursuant to this license and collaboration agreement, our business could be adversely affected.
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
          We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-current good manufacturing practice, or cGMP, material for use in in vitro and in vivo experiments. Some of our product candidates utilize specialized formulations, such as liposomes or LNPs, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. Only a limited number of manufacturers supply synthetic siRNAs. We currently rely on several contract manufacturers for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. To fulfill our siRNA requirements, we may also need to secure alternative suppliers of synthetic siRNAs. In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by these manufacturers to properly formulate our siRNAs for delivery could also result in unusable product and cause delays in our discovery and development process, as well as additional expense to us.
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
          Since we commenced operations in 2002, we have grown substantially. As of June 30, 2010, we had 182 employees in our facility in Cambridge, Massachusetts. Our rapid and substantial growth may place a strain on our administrative and operational infrastructure. If product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
          Pre-clinical testing and clinical trials of new product candidates are lengthy and expensive and the historical failure rate for product candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of RSV infection. In January 2008, we completed our GEMINI study, a Phase II clinical trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. During 2009, we completed a Phase IIa clinical trial assessing the safety and tolerability of ALN-RSV01 in adult lung transplant patients naturally infected with RSV and we intend to continue the ALN-RSV01 clinical development program for adult lung transplant patients, and pursue jointly with Cubist the development of ALN-RSV02, a second-generation RNAi therapeutic candidate, intended for use in pediatric patients with RSV infection. In February 2010, we initiated a Phase IIb clinical trial to evaluate the clinical efficacy endpoints as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. The objective of this Phase IIb clinical trial is to repeat and extend the clinical results observed in the Phase IIa clinical trial. In addition, in March 2009, we initiated a Phase I clinical trial of ALN-VSP, our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of primary and secondary liver cancer. In July 2010, we also initiated a Phase I clinical trial for ALN-TTR01, our second systemically delivered RNAi therapeutic candidate, which targets the TTR gene for the treatment of ATTR. However, we may not be able to further advance these or any other product candidate through clinical trials. If we successfully enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials. For example, ALN-RSV01 may not demonstrate the same results in the Phase IIb clinical trial as it did in our Phase IIa clinical trial. In addition, ALN-VSP and our other systemically delivered therapeutic candidates, such as ALN-TTR, employ novel delivery formulations that have yet to be extensively evaluated in human clinical trials and proven safe and effective. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.
          Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. In our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to study drug. Six additional patients treated at the same dose did not exhibit any evidence of hepatotoxicity. The trial has not yet reached a maximum tolerated dose and is continuing patient enrollment with dose escalation. Delays in patient enrollment or difficulties retaining trial participants can result in increased costs, longer development times or termination of a clinical trial.
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
          The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, the court denied our motion for a preliminary injunction. In addition, in August 2009, Whitehead and UMass filed counterclaims against us and Max Planck, including for breach of contract. In January 2010, we and Max Planck filed an amended complaint expanding upon the allegations in the original complaint. We currently expect a jury trial to start in late 2010 or early 2011. In February 2010, we and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief that the court grants.
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
          Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. Furthermore, in connection with a license agreement, we agreed to indemnify the licensor for costs incurred in connection with litigation relating to intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.
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
          We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for RSV, liver cancers, ATTR, hypercholesterolemia and HD, and have a number of additional discovery programs targeting other diseases. Virazole and Synagis are currently marketed for the treatment of certain RSV patients, and numerous drugs are currently marketed or used for the treatment of liver cancer, hypercholesterolemia and HD as well. These drugs, or other of our competitors’ products, may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop.
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

We face competition from other companies that are working to develop novel drugs and technology platforms using technology similar to ours. If these companies develop drugs more rapidly than we do or their technologies, including delivery technologies, are more effective, our ability to successfully commercialize drugs will be adversely affected.
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
          Our Alnylam Biotherapeutics efforts will also face competition from established companies developing and commercializing technology applications to improve the manufacturing processes for drugs. If these companies advance and market their technologies more rapidly than Alnylam Biotherapeutics, we may be unable to establish collaborations for Alnylam Biotherapeutics with established biologic manufacturers, selling licenses, products and services.
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
          As of June 30, 2010, Novartis held 13.3% of our outstanding common stock and has the right to maintain its ownership percentage through the expiration or termination of our broad alliance. This concentration of ownership may harm the market price of our common stock by:
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

ITEM 6. EXHIBITS.

10.1	2004 Employee Stock Purchase Plan, as amended (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2010 (File No. 000-50743) and incorporated herein by reference).

10.2#	Third Amendment to Lease, dated May 11, 2010, by and between the Registrant and ARE-MA Region No. 28, LLC.

31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2#	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101+	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith.

+	Furnished herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
Date: August 5, 2010	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	/s/ Patricia L. Allen
Patricia L. Allen
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)