Form 10-Q
period 2010-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2010-11-04
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2010, the registrant had 42,199,840 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009	3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009	4
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4. CONTROLS AND PROCEDURES	34

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	35

ITEM 1A. RISK FACTORS	36

ITEM 6. EXHIBITS	59

SIGNATURES	60
EX-31.1 SECTION 302 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
EX-31.2 SECTION 302 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
EX-32.1 SECTION 906 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
EX-32.2 SECTION 906 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$46,881	$137,468
Marketable securities	184,486	143,934
Collaboration receivables	4,881	6,044
Prepaid expenses and other current assets	6,432	4,151
Deferred tax assets	1,943	1,885

Total current assets	244,623	293,482
Marketable securities	140,503	153,914
Property and equipment, net	18,399	18,324
Deferred tax assets, net of current portion	8,570	8,414
Investment in joint venture (Regulus Therapeutics Inc.)	20	6,435
Intangible assets, net	491	622

Total assets	$412,606	$481,191

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,561	$12,489
Accrued expenses	10,880	9,833
Income taxes payable	237	5,644
Deferred rent	485	838
Deferred revenue	81,270	81,929

Total current liabilities	99,433	110,733
Deferred rent, net of current portion	2,864	2,609
Deferred revenue, net of current portion	149,666	189,884

Total liabilities	251,963	303,226

Commitments and contingencies (Notes 3, 5 and 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 42,160,382 shares issued and outstanding at September 30, 2010; 41,837,427 shares issued and outstanding at December 31, 2009	422	418
Additional paid-in capital	495,350	476,663
Accumulated other comprehensive income	1,288	716
Accumulated deficit	(336,417)	(299,832)

Total stockholders’ equity	160,643	177,965

Total liabilities and stockholders’ equity	$412,606	$481,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues from research collaborators	$27,668	$24,249	$78,849	$73,907

Operating expenses:
Research and development (1)	27,468	23,219	80,304	87,155
General and administrative (1)	8,928	10,680	30,205	26,794

Total operating expenses	36,396	33,899	110,509	113,949

Loss from operations	(8,728)	(9,650)	(31,660)	(40,042)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(1,226)	(1,136)	(6,723)	(3,422)
Interest income	602	1,036	1,833	4,542
Other income (expense)	20	(10)	52	144

Total other income (expense)	(604)	(110)	(4,838)	1,264

Loss before income taxes	(9,332)	(9,760)	(36,498)	(38,778)
(Provision for) benefit from income taxes	(298)	552	(87)	(1,021)

Net loss	$(9,630)	$(9,208)	$(36,585)	$(39,799)

Net loss per common share — basic and diluted	$(0.23)	$(0.22)	$(0.87)	$(0.96)

Weighted average common shares used to compute basic and diluted net loss per common share	42,123	41,708	41,989	41,543

Comprehensive loss:
Net loss	$(9,630)	$(9,208)	$(36,585)	$(39,799)
Foreign currency translation	—	(4)	(29)	(117)
Unrealized gain on marketable securities	2	272	601	820

Comprehensive loss	$(9,628)	$(8,940)	$(36,013)	$(39,096)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,725	$3,128	$9,200	$9,410
General and administrative	1,786	2,110	5,706	6,377
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(36,585)	$(39,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,650	4,856
Deferred income taxes	(133)	31
Non-cash stock-based compensation	14,906	15,787
Charge for 401(k) company stock match	402	365
Equity in loss of joint venture (Regulus Therapeutics Inc.)	6,723	3,422
Changes in operating assets and liabilities:
Collaboration receivables	1,163	(834)
Prepaid expenses and other assets	(2,281)	(499)
Accounts payable	(5,928)	5,838
Income taxes payable	(5,546)	(4,794)
Accrued expenses and other	553	(1,761)
Deferred revenue	(40,877)	(37,888)

Net cash used in operating activities	(63,953)	(55,276)

Cash flows from investing activities:
Purchases of property and equipment	(3,594)	(3,684)
Decrease in restricted cash	—	6,151
Purchases of marketable securities	(287,493)	(399,943)
Sales and maturities of marketable securities	261,346	366,290
Investment in joint venture (Regulus Therapeutics Inc.)	—	(10,000)

Net cash used in investing activities	(29,741)	(41,186)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,143	1,720
Proceeds from issuance of shares to Novartis	993	1,154

Net cash provided by financing activities	3,136	2,874

Effect of exchange rate on cash	(29)	(117)

Net decrease in cash and cash equivalents	(90,587)	(93,705)
Cash and cash equivalents, beginning of period	137,468	191,792

Cash and cash equivalents, end of period	$46,881	$98,087

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
Reclassifications
     Certain reclassifications have been made to prior years’ condensed consolidated financial statements to conform to the 2010 presentation.
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
     The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Nine Months Ended
	September 30,
	2010	2009
Options to purchase common stock	7,915	6,792
Unvested restricted common stock	—	29

	7,915	6,821

Fair Value Measurements
     The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted Prices	Significant	Significant
	As of	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$43,352	$28,756	$14,596	$—
Marketable securities (fixed income)
Government obligations	156,263	—	156,263	—
Corporate notes	138,321	—	138,321	—
Commercial paper	25,973	—	25,973	—
Municipal notes	1,800	—	1,800	—
Marketable securities (equity holdings)	2,632	—	2,632	—

Total	$368,341	$28,756	$339,585	$—

		Quoted Prices	Significant	Significant
	As of	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$129,113	$129,113	$—	$—
Marketable securities (fixed income)				—
Government obligations	185,087	—	185,087	—
Corporate notes	89,220	—	89,220	—
Commercial paper	12,994	—	12,994	—
Municipal notes	8,700	—	8,700	—
Marketable securities (equity holdings)	1,847	—	1,847	—

Total	$426,961	$129,113	$297,848	$—

     The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
Subsequent Events
     The Company evaluated all events or transactions that occurred after September 30, 2010 up through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognizable subsequent events. However, the Company did have the following unrecognizable subsequent events, which are more fully described in Notes 4 and 7:
•	As part of the June 2010 alliance, in October 2010, sanofi-aventis made a $10.0 million equity investment in Regulus. See Note 4.

•	In November 2010, the Company, Medtronic Inc. (“Medtronic”) and CHDI Foundation, Inc. (“CHDI”) formed a collaboration to advance ALN-HTT, a novel drug-device combination for the treatment of Huntington’s disease. See Note 7.

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
2. SIGNIFICANT AGREEMENTS
     The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Roche	$13,995	$13,844	$41,983	$41,639
Takeda	5,556	5,438	16,479	16,274
Novartis	3,984	2,182	8,957	7,104
Government contract	1,008	1,410	4,095	5,144
Cubist	591	714	1,772	2,081
Other	2,534	661	5,563	1,665

Total net revenues from research collaborators	$27,668	$24,249	$78,849	$73,907

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
     Under the LCA, the Company and Roche also agreed to collaborate on the discovery of RNAi therapeutic products directed to one or more disease targets (“Discovery Collaboration”), subject to the Company’s existing contractual obligations to third parties. In October 2009, the Company and Roche advanced their alliance to initiate this therapeutic collaboration stage, which is focused on advancing specific disease targets to develop RNAi therapeutics. Under this Discovery Collaboration, the Company and Roche are collaborating on the discovery and development of specific RNAi therapeutic products and each party is contributing key delivery technologies in this effort. The Company and Roche are co-developing and intend to co-commercialize RNAi therapeutic products in the U.S. market and the Company is eligible to receive additional milestone and royalty payments for products developed in the rest of the world, if any. After a pre-specified period of collaborative activities, each party will have the option to opt-out of the day-to-day development activities in exchange for reduced milestones and royalty payments in the future. The Discovery Collaboration is governed by the joint steering committee that is comprised of an equal number of representatives from each party.
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
     The Company is recognizing the upfront payment of $100.0 million, the first and second Technology Transfer Milestones of $40.0 million, and the remaining Technology Transfer Milestone of $10.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations in order to utilize a proportional performance model, primarily because the effort required under the Research Collaboration is largely unknown. As future substantive milestones are achieved, a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis.
Discovery and Development Alliances
   Isis Collaboration and License Agreement
     In April 2009, the Company and Isis Pharmaceuticals, Inc. (“Isis”) amended and restated their existing strategic collaboration and license agreement (as amended and restated, the “Amended and Restated Isis Agreement”), originally entered into in March 2004, to extend the broad cross-licensing arrangement regarding double-stranded RNAi that was established in 2004, pursuant to which Isis granted the Company licenses to its current and future patents and patent applications relating to chemistry and to RNA-targeting mechanisms for the research, development and commercialization of double-stranded RNA (“dsRNA”) products. The Company has the right to use Isis technologies in its development programs or in collaborations and Isis agreed not to grant licenses under these patents to any other organization for the discovery, development or commercialization of dsRNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Isis plays an active role. The Company granted Isis non-exclusive licenses to its current and future patents and patent applications relating to RNA-targeting mechanisms and to chemistry for research use. The Company also granted Isis the non-exclusive right to develop and commercialize dsRNA products developed using RNAi technology against a limited number of targets. In addition, the Company granted Isis non-exclusive rights to research, develop and commercialize single-stranded RNA products.
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
     As part of the Amended and Restated Isis Agreement, the Company and Isis established a collaborative effort focused on the development of single-stranded RNAi (“ssRNAi”) technology. Under the Amended and Restated Isis Agreement, the Company obtained from Isis a co-exclusive, worldwide license to Isis’ current and future patents and patent applications relating to chemistry and RNA-targeting mechanisms to research, develop and commercialize ssRNAi products. Each of the Company and Isis has the opportunity to discover and develop drugs employing the ssRNAi technology. Under the terms of the Amended and Restated Isis Agreement, the Company will potentially pay Isis up to an aggregate of $31.0 million in license fees, payable in four tranches, that include $11.0 million paid on signing, $10.0 million payable if and when the Company determines to move forward with the collaborative effort, or if and when in vivo efficacy in rodents is demonstrated, if sooner, $5.0 million upon achievement of in vivo efficacy in non-human primates, and $5.0 million upon initiation of the first clinical trial with an ssRNAi drug, subject to the Company’s right to unilaterally terminate the ssRNAi research program. The Company is also obligated to fund certain research activities at a minimum of $3.0 million each year for three years with research and development activities conducted by both the Company and Isis. If the Company develops and commercializes drugs utilizing ssRNAi technology on its own or with a partner, the Company would be required to make milestone payments to Isis, totaling up to $18.5 million per product, as well as royalties. Also, Isis initially is eligible to receive up to 50% of any sublicense payments due to the Company from a third party based on the Company’s partnering of ssRNAi products, which amount will decline over time as the Company’s investment in the technology and drugs increases. In turn, the Company is eligible to receive up to five percent of any sublicense payments due to Isis from a third party based on Isis’ partnering of ssRNAi products.
     The Company’s unilateral right to terminate the ssRNAi research program has been mutually extended by the parties from September 30, 2010 into the fourth quarter of 2010. During this extension, the Company’s obligation to provide research funding has been suspended. In the event that the Company terminates the research program, any licenses to ssRNAi products granted by Isis to the Company under the Amended and Restated Isis Agreement, and any obligation thereunder by the Company to provide additional research funding or pay additional license fees, milestone payments, royalties or sublicense payments to Isis for such ssRNAi products, would also terminate.
     The Company’s accounting policy is to classify license fees, milestone payments and sublicense payments made to Isis as research and development expenses.
   Novartis Broad Alliance
     In the second half of 2005, the Company entered into a series of transactions with Novartis Pharma AG and its affiliate, Novartis Institutes for BioMedical Research, Inc. (collectively, “Novartis”). In September 2005, the Company and Novartis executed a stock purchase agreement (the “Stock Purchase Agreement”) and an investor rights agreement (the “Investor Rights Agreement”). In October 2005, in connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Investor Rights Agreement became effective and the Company and Novartis executed a research collaboration and license agreement (the “Collaboration and License Agreement”). The Collaboration and License Agreement had an initial term of three years, with an option for two additional one-year extensions at the election of Novartis. In July 2009, Novartis elected to further extend the term for the fifth and final planned year, through October 2010. In October 2010, the research program under the Collaboration and License Agreement was substantially completed in accordance with the terms of the Collaboration and License Agreement, subject to certain surviving rights and obligations of the parties.
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
     In consideration for the rights granted to Novartis under the Collaboration and License Agreement, Novartis made upfront payments totaling $10.0 million to the Company in October 2005, partly to reimburse prior costs incurred by the Company to develop in vivo RNAi technology, together with research funding and development milestone payments.
     In September 2010, Novartis exercised its right under the Collaboration and License Agreement to select 31 designated gene targets, for which Novartis has exclusive rights to discover, develop and commercialize RNAi therapeutic products using the Company’s intellectual property and technology. Under the terms of the Collaboration and License Agreement, for any RNAi therapeutic products Novartis develops against these targets, the Company is entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on annual net sales of any such product. In September 2010, Novartis also notified the Company that it had declined to exercise its non-exclusive option to integrate into its operations the Company’s fundamental and chemistry intellectual property under the terms of the Collaboration and License Agreement. If Novartis had elected to exercise the integration option, Novartis would have been required to make additional payments to the Company totaling $100.0 million.
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
     Under the terms of the Cubist Agreement, the Company and Cubist share responsibility for developing Licensed Products in North America and each bears one-half of the related development costs, provided that under the terms of the Amendment, the Company is funding the advancement of ALN-RSV01 for adult lung transplant patients and Cubist retains an opt-in right. For revenue generating arrangements that involve cost sharing between the parties, the Company presents the results of activities for which it acts as the principal on a gross basis and reports any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As the Company is not considered the principal under the Cubist Agreement, the Company records any amounts due from Cubist as a reduction of research and development expense. For the three and nine months ended September 30, 2010, the Company and Cubist incurred costs of $0.6 million and $1.6 million, respectively, under the Cubist Agreement, of which $0.5 million and $1.4 million, respectively, was incurred by the Company. For the three and nine months ended September 30, 2009, the Company and Cubist incurred costs of $2.9 million and $9.9 million, respectively, of which $2.8 million and $9.6 million, respectively, was incurred by the Company. During the three and nine months ended September 30, 2010, amounts due from Cubist of $0.2 million and $0.6 million, respectively, were recorded by the Company as a reduction to research and development expense. During the three and nine months ended September 30, 2009, amounts due from Cubist of $1.3 million and $4.6 million, respectively, were recorded by the Company as a reduction to research and development expense. As such, the Company recorded net research and development expenses in its condensed consolidated statements of operations of $0.3 million and $0.8 million for the three and nine months ended September 30, 2010, respectively, and $1.5 million and $5.0 million for the three and nine months ended September 30, 2009, respectively.
     In connection with the Cubist Agreement, during 2009, the Company paid $1.0 million of license fees to the Company’s licensors, primarily Isis, in accordance with the applicable license agreements with those parties. These fees were charged to research and development expense.
Government Funding
   NIH Contract
     In September 2006, the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”), awarded the Company a contract for up to $23.0 million over four years to advance the development of a broad spectrum RNAi anti-viral therapeutic for hemorrhagic fever virus, including the Ebola virus. As a result of the continued progress of this program, the NIAID has appropriated the entire $23.0 million over the four-year term of the contract, which was originally expected to be completed in September 2010. The Company and the NIAID have agreed to a no-cost extension of the contract through December 2010 during which time the funds remaining under the contract will be available to the Company. The Company recognizes revenue under government cost reimbursement contracts as it performs the underlying research and development activities. At September 30, 2010, there was $0.2 million of remaining funds available under the NIAID contract.
3. INCOME TAXES
     During the three and nine months ended September 30, 2010, the Company recorded a provision for income taxes of $0.3 million and $0.1 million, respectively. The provision for income taxes in 2010 was due primarily to a tax reserve recorded for uncertain tax positions of $0.3 million. During the three and nine months ended September 30, 2009, the Company recorded a benefit from income taxes of $0.6 million and a provision for income taxes of $1.0 million, respectively. The provision for income taxes in 2009 was due primarily to taxable income in 2009 as a result of the Company’s alliances with Roche and Takeda. The Company expects to generate U.S. taxable losses during 2010. The Company’s 2010 U.S. taxable losses are expected to be carried back to 2008 and 2009 to offset taxable income generated to the extent of the federal alternative minimum taxable income in those years.
     At December 31, 2009, the Company recorded net deferred tax assets to the extent it is more likely than not that the assets will be utilized. These deferred tax assets were related to the recognition of Roche and Takeda revenue for tax purposes. The Company expects to generate net operating losses in 2010 that will be carried back to 2008 and 2009 to offset taxable income. The remaining deferred tax assets are subject to a valuation allowance as it is more likely than not that those assets will not be realized. If the Company does not generate sufficient tax losses, it could affect the realizability of its deferred tax assets.

     At December 31, 2009, the state net operating loss carryforward was $8.6 million. This attribute is available to reduce the Company’s future California state tax liability and expires at various dates through 2018. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability. The Company has determined that there is no limitation on the utilization of net operating loss carryforwards in accordance with Section 382 of the Internal Revenue Code. The Company is currently under audit by the Internal Revenue Service for the 2008 tax year. The Company believes that it has provided sufficiently for all significant audit exposures.
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
     In consideration for the Company’s and Isis’ initial interests in Regulus, each party granted Regulus exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus. In March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus under a founder’s investor rights agreement (the “Investor Rights Agreement”). As of September 30, 2010, the Company and Isis owned approximately 49% and 51%, respectively, of Regulus and there were no other third-party investors in Regulus. The Company has concluded that Regulus is a related party. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are employees of the Company or Isis are not eligible to receive options to purchase Regulus common stock.
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
     In June 2010, Regulus entered into a global, strategic alliance with sanofi-aventis to discover, develop and commercialize microRNA therapeutics on up to four microRNA targets. Under the terms of this new alliance, Regulus received $25.0 million in upfront fees and is entitled to annual research support for three years with the option to extend research support for two additional years. As part of this alliance, in October 2010, sanofi-aventis made a $10.0 million equity investment in Regulus, resulting in sanofi-aventis owning approximately 9% of Regulus. Following this investment, the Company and Isis own approximately 45% and 46%, respectively, of Regulus.

     In addition, Regulus is eligible to receive royalties on microRNA therapeutic products commercialized by sanofi-aventis, if any. Sanofi-aventis will support 100% of the costs of clinical development and commercialization of each program. The alliance will initially focus on the therapeutic area of fibrosis. Regulus and sanofi-aventis will collaborate on up to four microRNA targets, including Regulus’ lead fibrosis program targeting microRNA-21. Sanofi-aventis also received an option for a broader technology alliance with Regulus that provides Regulus certain rights to participate in development and commercialization of resulting products. If exercised, this option is worth up to an additional $50.0 million to Regulus. The Company and Isis are each eligible to receive 7.5% of all potential milestone payments in addition to royalties on product sales, if any. In addition, for the nine months ended September 30, 2010, the Company has recognized $1.9 million in related-party revenues in its condensed consolidated statements of operations, representing 7.5% of the $25.0 million upfront payment from sanofi-aventis to Regulus.
     The Company has reviewed the consolidation guidance that defines a VIE and concluded that Regulus currently qualifies as a VIE. The Company does not consolidate Regulus as the Company lacks the power to direct the activities that could significantly impact the economic success of this entity. At September 30, 2010, the total carrying value of the Company’s investment in joint venture (Regulus Therapeutics Inc.) in its condensed consolidated balance sheets is $20,000 under the equity method. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the Company’s investment, as well the portion of Regulus’ debt, including accrued interest, guaranteed by the Company which was $5.3 million at September 30, 2010. Under new consolidation guidance effective January 1, 2010, Isis is no longer consolidating Regulus’ financial statements.
     The Company accounts for its investment in Regulus using the equity method of accounting. Through December 31, 2008, the Company was recognizing 100% of the first $10.0 million of losses of Regulus as equity in loss of joint venture (Regulus Therapeutics Inc.) in its condensed consolidated statements of operations because the Company was responsible for funding those losses through its initial $10.0 million cash contribution. Beginning in January 2009, in connection with the conversion of Regulus to a C corporation, through September 30, 2010, the Company has recognized approximately 49% of the losses of Regulus. The carrying value of the Company’s investment in joint venture (Regulus Therapeutics Inc.), immediately prior to the conversion to a C corporation exceeded 49% of the net assets of Regulus by approximately $0.8 million. Upon conversion, this amount was allocated to the intellectual property of Regulus and, because the intellectual property was determined to be in-process research and development, the $0.8 million was recorded as a charge to expense. This charge is included in equity in loss of joint venture (Regulus Therapeutics Inc.) in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2009. Under the equity method, the reimbursement of expenses to the Company is recorded as a reduction to research and development expenses. Summary results of Regulus’ operations for the three and nine months ended September 30, 2010 and 2009 and balance sheets as of September 30, 2010 and December 31, 2009 are presented below, in thousands (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Statement of Operations Data:
Net revenues	$2,309	$625	$3,804	$2,388
Operating expenses (1)	4,743	2,935	17,182	8,302

Loss from operations	(2,434)	(2,310)	(13,378)	(5,914)
Other (expense) income	(48)	11	(132)	23

Net loss	$(2,482)	$(2,299)	$(13,510)	$(5,891)

(1) Non-cash stock-based compensation expenses included in operating expenses	$128	$207	$429	$(14)

	September 30,	December 31,
	2010	2009
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$50,020	$30,708
Working capital	37,108	25,115
Total assets	53,951	32,930
Notes payable	11,269	6,291
Total stockholders’ (deficit) equity	(120)	12,939

5. COMMITMENTS AND CONTINGENCIES
Operating Lease
     In May 2010, the Company entered into an amendment to its lease with ARE-MA Region No. 28 LLC (the “Landlord”), dated as of September 26, 2003, as amended (the “Amended Lease”), pursuant to which the Company is renting approximately 34,000 square feet of additional laboratory and office space located at 300 Third Street, Cambridge, Massachusetts (the “Premises”), effective as of October 1, 2010. The Company leases a total of approximately 129,000 square feet of office and laboratory space at the Premises under the Amended Lease. The term of the Amended Lease expires in September 2016. The Company has the option to extend the Amended Lease for two successive five-year extensions. As a result, the Company’s operating lease obligations through 2016 increased by an aggregate of $8.9 million as a result of the Amended Lease, partially offset by future sublease payments to the Company of $1.7 million, resulting in a net increase of $7.2 million. The Company has separately agreed to sublease the first floor of the Premises through the end of 2011.
Litigation
     In June 2009, the Company joined with Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max-Planck-Innovation GmbH (collectively, “Max Planck”) in taking legal action against the Whitehead Institute for Biomedical Research (“Whitehead”), the Massachusetts Institute of Technology (“MIT”) and the Board of Trustees of the University of Massachusetts (“UMass”). The complaint, initially filed in the Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges, among other things, that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the so-called “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, the Company is the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
     The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, Whitehead and UMass filed counterclaims against the Company and Max Planck, including for breach of contract. In January 2010, the Company and Max Planck filed an amended complaint expanding upon the allegations in the original complaint. The Company currently expects a jury trial to start in early 2011. In February 2010, the Company and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief granted by the court.
     In addition, in September 2009, the U.S. Patent and Trademark Office (“USPTO”) granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead’s petition to overturn this ruling was denied. Prosecution before the USPTO for both the Tuschl I and II pending patent applications was suspended pursuant to a standstill agreement. This agreement expired on September 15, 2010, and Max Planck, MIT, Whitehead and UMass agreed to file several continuation applications in the Tuschl I patent family to preserve their rights and maintain the status quo for these applications. Max Planck also filed a continuation application in the Tuschl II patent family.
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
6. RESTRUCTURING
     In September 2010, as a result of the planned completion of the fifth and final year of the research program under the Novartis Collaboration and License Agreement and the Company’s reduced need for service-based collaboration resources, the Company’s Board of Directors approved a corporate restructuring to focus the Company’s resources on its most promising programs and significantly reduce its cost structure. The corporate restructuring included implementing a reduction of the Company’s overall workforce by approximately 25%.
     During the three months ended September 30, 2010, the Company recorded $2.2 million of restructuring related costs in operating expenses, including employee severance, benefits and related costs. These expenses are expected to be substantially paid by the end of the first half of 2011.

     The following table outlines the components of the Company’s restructuring expenses recorded in operating expenses and in current liabilities for the three months ended September 30, 2010, in thousands:

			Amounts
			Accrued as of
			September 30,
	Expenses	Cash Paid	2010
Employee severance, benefits and related costs	$2,193	$—	$2,193

Total	$2,193	$—	$2,193

7. SUBSEQUENT EVENT
CHDI Collaboration
     In November 2010, the Company, Medtronic and CHDI formed a collaboration to advance ALN-HTT, a novel drug-device combination for the treatment of Huntington’s disease. ALN-HTT consists of an RNAi therapeutic targeting huntingtin, the gene responsible for Huntington’s disease, that is being developed for delivery to the central nervous system using an implantable infusion system developed by Medtronic. CHDI is a not-for-profit virtual biotech company that is exclusively dedicated to rapidly discovering and developing therapies that slow the progression of Huntington’s disease. The Company and Medtronic have been working collaboratively on advancing ALN-HTT for the treatment of Huntington’s disease under a collaboration agreement, originally executed in 2005 and amended and restated in 2007 (the “Medtronic Agreement”).
     Under this new collaboration, CHDI has agreed to initially fund approximately 50% of the investigational new drug application-enabling activities, which represents over $10.0 million in potential funding. The Medtronic Agreement will remain as a 50-50 partnership in the United States. With respect to the initial product development program focused on Huntington’s disease, each of the Company and Medtronic is funding 50% of the development efforts for the United States. Medtronic will commercialize any resulting product consisting of the RNAi compound and delivery device. In the United States, the Company has the opportunity to invest in clinical development through product launch in return for a proportional share of the profits. In Europe, Medtronic is solely responsible for development and commercialization, and the Company is eligible to receive milestones and royalties on product sales, if any.

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
     Our lead RNAi therapeutic program, ALN-RSV01, is in Phase II clinical trials for the treatment of human respiratory syncytial virus, or RSV, infection, which is reported to be the leading cause of hospitalization in infants in the United States and also occurs in the elderly and in immune compromised adults. In February 2008, we reported positive results from our Phase II experimental RSV infection trial, referred to as the GEMINI study. In July 2009, we and Cubist Pharmaceuticals, Inc., or Cubist, reported results from a Phase IIa clinical trial assessing the safety and tolerability of aerosolized ALN-RSV01 versus placebo in adult lung transplant patients naturally infected with RSV. This clinical trial achieved its primary objective of demonstrating the safety and tolerability of ALN-RSV01. In particular, there were no drug-related serious adverse events or discontinuations, and there were no clinically significant differences in the overall adverse event profile between ALN-RSV01 and placebo. Importantly, there was no evidence of disease exacerbation related to ALN-RSV01 treatment. At the 90-day endpoint, all patients survived and the incidence of intubation, new respiratory infection or acute rejection was comparable across ALN-RSV01 and placebo groups. In addition, 90-day clinical data were collected. The trial was not powered to demonstrate clinical outcomes due to the small sample size and, accordingly, such data were therefore considered exploratory. Prospectively defined clinical secondary endpoints at 90 days included recovery of lung function (forced expiratory volume in the first second, or FEV1) as measured by spirometry and clinical determination of new or progressive bronchiolitis obliterans syndrome, or BOS. Based on the data from this small trial, ALN-RSV01 treatment was associated with a statistically significant decrease in the total incidence of new or progressive BOS at 90 days compared to placebo (p=0.02) with 50% of placebo patients showing new or progressive BOS as compared with only 7.1% of ALN-RSV01-treated patients. Despite the small patient numbers, we believe that these data may be important since the incidence of BOS following RSV infection in lung transplant patients can be a predictor of graft failure and overall survival. The incidence of BOS in lung transplant patients infected with RSV results in approximately 50% mortality within three to five years of onset.
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
     In March 2009, we initiated a Phase I clinical trial for ALN-VSP, our second clinical program and our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of liver cancers, including hepatocellular carcinoma, or HCC, and other solid tumors with liver involvement. This Phase I trial is a multi-center, open label, dose escalation study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in up to approximately 55 patients with advanced solid tumors with liver involvement, including HCC. In June 2010, we reported preliminary results from this Phase I clinical trial. The results from the initial 19 patients in the first four dose cohorts demonstrate that ALN-VSP is well tolerated in most patients, and results from pharmacodynamic measurements provide preliminary evidence of biological activity. The majority of the patients treated had colorectal cancer, a primary tumor that often metastasizes to the liver. There were two mild acute infusion reactions; both patients had no further reactions with slowing of the infusion and stayed in the trial. At 0.7 mg/kg, a patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose and subsequently died; this was deemed possibly related to the study drug. Six additional patients treated at 0.7 mg/kg did not exhibit any evidence of hepatotoxicity. The trial has not yet reached a maximum tolerated dose and is continuing patient enrollment with dose escalation. Pharmacokinetic data showed that Cmax (peak serum concentration of drug) and area under the curve were dose proportional with no evidence of drug accumulation. In addition, DCE-MRI results were suggestive of an anti-VEGF effect in the majority of treated patients. In 62% of evaluable liver tumors, there was a greater than 40% decline in Ktrans (measure of blood flow), an effect that is comparable to what has been observed with other anti-VEGF drugs in solid tumors. Molecular and cellular analyses of biopsy samples are ongoing.
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
     We are also working on a number of programs in pre-clinical development, including ALN-HTT, an RNAi therapeutic candidate targeting the huntingtin gene, for the treatment of Huntington’s disease, or HD, which we are developing in collaboration with Medtronic, Inc., or Medtronic. In November 2010, we and Medtronic entered into an agreement with CHDI Foundation, Inc., or CHDI, under which CHDI has agreed to initially fund approximately 50% of the investigational new drug, or IND, application-enabling activities.
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

     In addition to these programs, as part of our collaborations with F. Hoffmann-La Roche Ltd and certain of its affiliates, or Roche, and Takeda Pharmaceutical Company Limited, or Takeda, we are conducting research activities aimed at discovering RNAi therapeutics directed to a number of undisclosed targets.
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
     In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis Pharma AG and one of its affiliates, or Novartis, Biogen Idec Inc., or Biogen Idec, Roche, Takeda, Kyowa Hakko Kirin and Cubist. We have also entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH. We have established collaborations with and, in some instances, received funding from major medical and disease associations. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRxtm program and to research companies that commercialize RNAi reagents or services under our research product licenses.
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
     In September 2010, as a result of the planned completion of the fifth and final year of the research program under our collaboration and license agreement with Novartis and our reduced need for service-based collaboration resources, our Board of Directors approved a corporate restructuring to focus our resources on our most promising programs and significantly reduce our cost structure. The corporate restructuring included implementing a reduction of our overall workforce by approximately 25%. We expect this reduction in personnel costs, along with other external costs, could result in a savings of approximately $25.0 million in previously planned 2011 operating expenses. During the three months ended September 30, 2010, we recorded $2.2 million in operating expenses under the restructuring, including employee severance, benefits and related costs. These expenses are expected to be substantially paid by the end of the first half of 2011.
     Alnylam commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. As of September 30, 2010, we had an accumulated deficit of $336.4 million. Through September 30, 2010, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through September 30, 2010, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding, and license fee revenues.

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
   Strategic Alliances
     A significant component of our business plan is to enter into strategic alliances and collaborations with pharmaceutical and biotechnology companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, capabilities, technical resources and intellectual property to further our development efforts and to generate revenues. Our collaboration strategy is to form (1) non-exclusive platform alliances where our collaborators obtain access to our capabilities and intellectual property to develop their own RNAi therapeutic products; and (2) 50-50 co-development and/or worldwide or specific geographic partnerships on specific RNAi therapeutic programs. We have entered into broad, non-exclusive platform license agreements with Roche and Takeda, under which we are also collaborating with each of Roche and Takeda on RNAi drug discovery for one or more disease targets. We are pursuing 50-50 co-development programs with Cubist and Medtronic for the development and commercialization of ALN-RSV02 and ALN-HTT, respectively. In addition, we have entered into a product alliance with Kyowa Hakko Kirin for the development and commercialization of ALN-RSV in territories not covered by the Cubist agreement, which include Japan and other markets in Asia. We also have discovery and development alliances with Isis and Biogen Idec.
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
     To generate revenues from our intellectual property rights, we grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of September 30, 2010, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.
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
     Our collaboration and license agreement with Novartis had an initial term of three years, with an option for two additional one-year extensions that were exercised by Novartis. In October 2010, the fifth and final year of the research program was substantially completed in accordance with the terms of the collaboration and license agreement, subject to certain surviving rights and obligations. In September 2010, Novartis exercised its right under the collaboration and license agreement to select 31 designated gene targets, for which Novartis has exclusive rights to discover, develop and commercialize RNAi therapeutic products using our intellectual property and technology. Under the terms of the collaboration and license agreement, for any RNAi therapeutic products

Novartis develops against these targets, we are entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on annual net sales of any such product. Novartis also notified us that it had declined to exercise its option for a broad, non-exclusive license under the terms of the collaboration and license agreement.
     CHDI Alliance. In November 2010, we, Medtronic and CHDI formed a collaboration to advance ALN-HTT, a novel drug-device combination for the treatment of HD. CHDI is a not-for-profit virtual biotech company that is exclusively dedicated to rapidly discovering and developing therapies that slow the progression of HD. We and Medtronic have been working collaboratively on advancing ALN-HTT for the treatment of HD under a collaboration agreement, originally executed in 2005 and amended and restated in 2007.
     Under this new collaboration, CHDI has agreed to initially fund approximately 50% of the IND application-enabling activities which represents over $10.0 million in potential funding. The Medtronic agreement will remain as a 50-50 partnership in the United States. With respect to the initial product development program focused on HD, each of us and Medtronic is funding 50% of the development efforts for the United States. Medtronic will commercialize any resulting product consisting of the RNAi compound and delivery device. In the United States, we have the opportunity to invest in clinical development through product launch in return for a proportional share of the profits. In Europe, Medtronic is solely responsible for development and commercialization, and we are eligible to receive milestones and royalties on product sales, if any.
     Isis Alliance. In April 2009, we and Isis established a collaborative effort focused on the development of single-stranded RNAi, or ssRNAi, technology, pursuant to which we obtained from Isis a co-exclusive, worldwide license to Isis’ current and future patents and patent applications relating to chemistry and RNA-targeting mechanisms to research, develop and commercialize ssRNAi products. Under the terms of the amended and restated Isis agreement, we are obligated to pay Isis certain license fees, including $10.0 million payable if and when we determine to move forward with the collaborative effort, or if and when in vivo efficacy in rodents is demonstrated, if sooner. We are also obligated to fund certain research activities at a minimum of $3.0 million each year for three years with research and development activities conducted by both us and Isis. We and Isis have mutually agreed to extend our unilateral right to terminate the ssRNAi research program from September 30, 2010 into the fourth quarter of 2010. During this extension, our obligation to provide research funding has been suspended. In the event that we terminate the research program, any licenses to ssRNAi products granted by Isis to us under the amended and restated agreement, and any obligation thereunder by us to provide additional research funding or pay additional license fees, milestone payments, royalties or sublicense payments to Isis for such ssRNAi products, would also terminate.
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
     In May 2007, we entered into an agreement with the David H. Koch Institute for Integrative Cancer Research at MIT, under which we are sponsoring an exclusive five-year research program focused on the delivery of RNAi therapeutics. In addition, during 2007, we obtained an exclusive worldwide license to the liposomal delivery formulation technology of Tekmira for the discovery, development and commercialization of LNP formulations for the delivery of RNAi therapeutics and a non-exclusive worldwide license to certain liposomal delivery formulation technology of Protiva Biotherapeutics Inc., or Protiva, for the discovery, development and commercialization of certain LNP formulations for the delivery of RNAi therapeutics. In May 2008, Tekmira acquired Protiva. In connection with this acquisition, we entered into new agreements with Tekmira and Protiva, which provide us access to key existing and future technology and intellectual property for the systemic delivery of RNAi therapeutics with liposomal delivery technologies. Under these agreements, we continue to have exclusive rights to the Semple (U.S. Patent No. 6,858,225) and Wheeler (U.S. Patent Nos. 5,976,567 and 6,815,432) patents for RNAi, which we believe are critical for the use of LNP delivery technology. In July 2009, we and Tekmira agreed to jointly participate in a new research collaboration with scientists at UBC and AlCana focused on the discovery of novel lipids for use in LNPs for the systemic delivery of RNAi therapeutics. We are funding the collaborative research over a two-year period, and the work is being conducted by our scientists together with scientists at UBC and AlCana. We will receive exclusive rights to all new inventions as well as sole rights to sublicense any resulting intellectual property to our current and future collaborators. Tekmira will receive rights to use new inventions for their own RNAi therapeutic programs that are licensed under our InterfeRx program. In October 2010, we provided Tekmira with an additional InterfeRx license in connection with their research program directed towards the Ebola virus, bringing the total number of InterfeRx licenses granted to Tekmira up to eight.
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
     Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. In addition, we made an initial cash contribution to Regulus of $10.0 million, resulting in us and Isis making initial capital contributions to Regulus of approximately equal aggregate value. In addition, in March 2009, we and Isis each purchased $10.0 million of Series A preferred stock of Regulus. As of September 30, 2010, we and Isis owned approximately 49% and 51%, respectively, of Regulus and there were no other third-party investors in Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.
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

     In June 2010, Regulus entered into a global, strategic alliance with sanofi-aventis to discover, develop and commercialize microRNA therapeutics on up to four microRNA targets. Under the terms of this new alliance, Regulus received $25.0 million in upfront fees and is entitled to annual research support for three years with the option to extend research support for two additional years. As part of this alliance, in October 2010, sanofi-aventis made a $10.0 million equity investment in Regulus, resulting in sanofi-aventis owning approximately 9% of Regulus. Following this investment, we and Isis own approximately 45% and 46%, respectively, of Regulus.
     In addition, Regulus is eligible to receive royalties on microRNA therapeutic products commercialized by sanofi-aventis, if any. Sanofi-aventis will support 100% of the costs of clinical development and commercialization of each program. The alliance will initially focus on the therapeutic area of fibrosis. Regulus and sanofi-aventis will collaborate on up to four microRNA targets, including Regulus’ lead fibrosis program targeting miR-21. Sanofi-aventis also received an option for a broader technology alliance with Regulus that provides Regulus certain rights to participate in development and commercialization of resulting products. If exercised, this option is worth up to an additional $50.0 million to Regulus. In addition, we and Isis are each eligible to receive 7.5% of all potential milestone payments, in addition to royalties on product sales, if any. During the nine months ended September 30, 2010, we recognized related-party revenues of $1.9 million from Regulus in our condensed consolidated statements of operations in connection with this alliance, representing 7.5% of the $25.0 million upfront payment from sanofi-aventis to Regulus.
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
     In June 2009, we joined with Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max-Planck-Innovation GmbH, collectively, Max Planck, in taking legal action against Whitehead, MIT and the Board of Trustees of the University of Massachusetts, or UMass. The complaint, initially filed in the Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges, among other things, that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the so-called “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
     The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, Whitehead and UMass filed counterclaims against us and Max Planck, including for breach of contract. In January 2010, we and Max Planck filed an amended complaint expanding upon the allegations in the original complaint. We currently expect a jury trial to start in early 2011. In February 2010, we and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief granted by the court.

     In addition, in September 2009, the U.S. Patent and Trademark Office, or USPTO, granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead’s petition to overturn this ruling was denied. Prosecution before the USPTO for both the Tuschl I and II pending patent applications was suspended pursuant to a standstill agreement. This agreement expired on September 15, 2010, and Max Planck, MIT, Whitehead and UMass agreed to file several continuation applications in the Tuschl I patent family to preserve their rights and maintain the status quo for these applications. Max Planck also filed a continuation application in the Tuschl II patent family.
     Although we, along with Max Planck, are vigorously asserting our rights in this case, litigation is subject to inherent uncertainty and a court could ultimately rule against us and Max Planck. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
     In July 2009, we announced that we will contribute more than 1,500 patents or pending patent applications in our RNAi technology patent estate to the Pool for Open Innovation against Neglected Tropical Diseases, a patent pool established by GSK in March 2009. We were the first company to add its patents to the approximately 800 patent filings GSK provided to the pool. The patent pool was formed to aid in the discovery and development of new medicines for the treatment of 16 neglected tropical diseases, or NTDs, as defined by the United States Food and Drug Administration, or FDA, in the world’s least developed countries. BIO Ventures for Global Health, or BVGH, has been appointed to administer the patent pool. In 2010, MIT became the first academic institution to contribute intellectual property to the patent pool. In addition, in 2010, South Africa’s Technology Innovation Agency, or TIA, became the first government agency to join in the patent pool. TIA intends to use intellectual property and know-how from the patent pool to accelerate its efforts to grow the South African biotechnology sector and enhance the quality of life of those affected by NTDs. Emory Institute for Drug Development and iThemba Pharmaceuticals also joined the patent pool in 2010 to access its know-how, experience and intellectual property to accelerate their drug discovery initiatives for NTDs, and the Medicines for Malaria Venture joined as the first product development partnership to contribute intellectual property to the patent pool.
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
Results of Operations
     The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	$27,668	$24,249	$78,849	$73,907
Operating expenses	36,396	33,899	110,509	113,949
Loss from operations	(8,728)	(9,650)	(31,660)	(40,042)
Net loss	$(9,630)	$(9,208)	$(36,585)	$(39,799)
   Revenues
     The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Roche	$13,995	$13,844	$41,983	$41,639
Takeda	5,556	5,438	16,479	16,274
Novartis	3,984	2,182	8,957	7,104
Government contract	1,008	1,410	4,095	5,144
Other research collaborator	821	945	4,338	2,772
InterfeRx program, research reagent license and other	2,304	430	2,997	974

Total net revenues from research collaborators	$27,668	$24,249	$78,849	$73,907

     The increase in Novartis revenues for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 was due primarily to an increase in the number of resources allocated to the Novartis collaboration. The increase in InterfeRx program, research reagent license and other revenues for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 was primarily a result of progress and milestones achieved related to our InterfeRx and other programs. In addition, other research collaborator revenues increased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily as a result of the $1.9 million sublicense fee recognized in connection with Regulus’ June 2010 alliance with sanofi-aventis, representing 7.5% of the $25.0 million upfront payment from sanofi-aventis to Regulus.
     Partially offsetting these increases, government contract revenues decreased for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, in part as a result of a decrease in the research and development activities related to our contract with the NIAID. This contract was originally expected to be completed in September 2010. We and the NIAID have agreed to a no-cost extension of the contract through December 2010 during which time the funds remaining under the contract will be available to us.
     In September 2010, Novartis exercised its right under the collaboration and license agreement to select 31 designated gene targets, for which Novartis has exclusive rights to discover, develop and commercialize RNAi therapeutic products using our intellectual property and technology. Novartis also notified us that it had declined to exercise its non-exclusive option to integrate into its operations our fundamental and chemistry intellectual property under the terms of the collaboration and license agreement, known as the integration option. If Novartis had elected to exercise the integration option, Novartis would have been required to make additional payments to us totaling $100.0 million. In October 2010, the fifth and final year of the research program was substantially completed under the Novartis collaboration and license agreement, and a significant portion of the related Novartis revenues will end in the fourth quarter of 2010.
     Total deferred revenue of $230.9 million at September 30, 2010 consists of payments we have received from collaborators, primarily Roche, Takeda, Kyowa Hakko Kirin and Cubist, but have not yet recognized pursuant to our revenue recognition policies.
     Due to the planned completion of the Novartis research collaboration and the expected completion of our contract with the NIAID, we expect our net revenues to decrease significantly beginning in the fourth quarter of 2010. Partially offsetting this decrease, we will recognize $2.0 million of revenues in the fourth quarter of 2010 in connection with an award under the Federal government’s Qualifying Therapeutic Discovery Project Program. For the foreseeable future, we expect our revenues to continue to be derived primarily from our alliances with Roche, Takeda and Cubist, as well as other strategic alliances, collaborations, foundation funding, government contracts and licensing activities.
Operating expenses
     The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months	% of Total	Three Months	% of Total
	Ended	Operating	Ended	Operating	Increase (Decrease)
	September 30, 2010	Expenses	September 30, 2009	Expenses	$	%
Research and development	$27,468	75%	$23,219	68%	$4,249	18%
General and administrative	8,928	25%	10,680	32%	(1,752)	(16)%

Total operating expenses	$36,396	100%	$33,899	100%	$2,497	7%

	Nine Months	% of Total	Nine Months	% of Total
	Ended	Operating	Ended	Operating	Increase (Decrease)
	September 30, 2010	Expenses	September 30, 2009	Expenses	$	%
Research and development	$80,304	73%	$87,155	76%	$(6,851)	(8)%
General and administrative	30,205	27%	26,794	24%	3,411	13%

Total operating expenses	$110,509	100%	$113,949	100%	$(3,440)	(3)%

     Research and development. The tables below summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended		Ended
	September 30,	% of Expense	September 30,	% of Expense	Increase (Decrease)
	2010	Category	2009	Category	$	%
Research and development
Compensation and related	$6,121	22%	$5,350	23%	$771	14%
External services	5,392	20%	5,263	23%	129	2%
Clinical trial and manufacturing	4,974	18%	3,293	14%	1,681	51%
Facilities-related	3,049	11%	2,861	12%	188	7%
Non-cash stock-based compensation	2,725	10%	3,128	13%	(403)	(13)%
Lab supplies and materials	1,982	7%	1,913	8%	69	4%
Restructuring	1,863	7%	—	—	1,863	100%
License fees	667	2%	814	4%	(147)	(18)%
Other	695	3%	597	3%	98	16%

Total research and development expenses	$27,468	100%	$23,219	100%	$4,249	18%

     Research and development expenses increased during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due primarily to employee severance, benefits and related costs incurred in connection with our corporate restructuring, which was implemented at the end of September 2010 and included an approximate 25% workforce reduction. Clinical trial and manufacturing expenses increased during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due primarily to higher clinical trial and manufacturing costs as we continue to advance our ALN-RSV, ALN-VSP and ALN-TTR programs. In addition, compensation and related expenses increased during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to higher average research and development headcount to support our technology platform and expanding product pipeline.
     We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies. As a result of our corporate restructuring, we expect that compensation and related research and development expenses will decrease during the remainder of 2010.
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

	Nine Months		Nine Months
	Ended		Ended
	September 30,	% of Expense	September 30,	% of Expense	Increase (Decrease)
	2010	Category	2009	Category	$	%
Research and development
Compensation and related	$18,439	23%	$16,220	19%	$2,219	14%
External services	15,879	20%	16,411	19%	(532)	(3)%
Clinical trial and manufacturing	15,249	19%	14,692	17%	557	4%
Non-cash stock-based compensation	9,200	12%	9,410	11%	(210)	(2)%
Facilities-related	8,967	11%	8,809	10%	158	2%
Lab supplies and materials	6,250	8%	6,069	7%	181	3%
Restructuring	1,863	2%	—	—	1,863	100%
License fees	1,848	2%	13,497	15%	(11,649)	(86)%
Other	2,609	3%	2,047	2%	562	27%

Total research and development expenses	$80,304	100%	$87,155	100%	$(6,851)	8%

     Research and development expenses decreased during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due primarily to license fees paid to Isis in connection with our ssRNAi program under the amended and restated Isis agreement entered into in April 2009, as well as higher license fees payable to certain entities during the nine months ended September 30, 2009, primarily Isis, as a result of the Cubist alliance. This decrease was partially offset by restructuring expenses related to employee severance, benefits and related costs incurred in connection with our corporate restructuring, which was implemented at the end of September 2010 and included an approximate 25% workforce reduction. In addition, there was an increase in compensation and related expenses during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to higher average research and development headcount to support our technology platform and expanding product pipeline.
     General and administrative. The tables below summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2010	Category	2009	Category	$	%
General and administrative
Consulting and professional services	$4,119	46%	$5,893	55%	$(1,774)	(30)%
Non-cash stock-based compensation	1,787	20%	2,110	20%	(323)	(15)%
Compensation and related	1,543	17%	1,429	13%	114	8%
Facilities-related	609	7%	682	6%	(73)	(11)%
Restructuring	330	4%	—	—	330	100%
Insurance	188	2%	181	2%	7	4%
Other	352	4%	385	4%	(33)	(9)%

Total general and administrative expenses	$8,928	100%	$10,680	100%	$(1,752)	(16)%

     The decrease in general and administrative expenses during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was due primarily to lower consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 – Legal Proceedings. As a result of our corporate restructuring, we expect that general and administrative expenses, excluding expenses associated with legal activities, will decrease slightly during the remainder of 2010.

	Nine Months		Nine Months
	Ended	% of	Ended	% of
	September 30,	Expense	September 30,	Expense	Increase (Decrease)
	2010	Category	2009	Category	$	%
General and administrative
Consulting and professional services	$15,755	52%	$11,493	43%	$4,262	37%
Non-cash stock-based compensation	5,706	19%	6,377	24%	(671)	(11)%
Compensation and related	4,767	16%	4,907	18%	(140)	(3)%
Facilities-related	1,795	6%	2,055	8%	(260)	(13)%
Insurance	564	2%	536	2%	28	5%
Restructuring	330	1%	—	—	330	100%
Other	1,288	4%	1,426	5%	(138)	(10)%

Total general and administrative expenses	$30,205	100%	$26,794	100%	$3,411	13%

     The increase in general and administrative expenses during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was due primarily to higher consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 – Legal Proceedings.

     Other income (expense)
     We incurred $1.2 million and $6.7 million equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and nine months ended September 30, 2010, respectively, as compared to $1.1 million and $3.4 million equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and nine months ended September 30, 2009, respectively, related to our approximate 49% share of the net losses incurred by Regulus. The increase in Regulus’ net loss for the three and nine months ended September 30, 2010 was due primarily to our 49% share of $3.8 million of sublicense fees payable to Isis and us in connection with the strategic alliance formed by Regulus and sanofi-aventis in June 2010. In October 2010, sanofi-aventis made a $10.0 million equity investment in Regulus, resulting in sanofi-aventis owning approximately 9% of Regulus. Following this investment, we and Isis own approximately 45% and 46%, respectively, of Regulus.
     Interest income was $0.6 million and $1.8 million for the three and nine months ended September 30, 2010, respectively, as compared to $1.0 million and $4.5 million for the three and nine months ended September 30, 2009, respectively. The decrease was due primarily to lower average interest rates as well as lower average cash, cash equivalent and marketable securities balances.
     Provision for income taxes was $0.3 million and $0.1 million for the three and nine months ended September 30, 2010, respectively, as compared to a benefit from income taxes of $0.6 million and a provision for income taxes of $1.0 million for the three and nine months ended September 30, 2009, respectively. The provision for income taxes for the nine months ended September 30, 2009 was due primarily to taxable income in 2009 as a result of our alliances with Roche and Takeda.
Liquidity and Capital Resources
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2010	2009
Net loss	$(36,585)	$(39,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	25,548	24,461
Changes in operating assets and liabilities	(52,916)	(39,938)

Net cash used in operating activities	(63,953)	(55,276)
Net cash used in investing activities	(29,741)	(41,186)
Net cash provided by financing activities	3,136	2,874
Effect of exchange rate on cash	(29)	(117)

Net decrease in cash and cash equivalents	(90,587)	(93,705)
Cash and cash equivalents, beginning of period	137,468	191,792

Cash and cash equivalents, end of period	$46,881	$98,087

     Since we commenced operations in 2002, we have generated significant losses. As of September 30, 2010, we had an accumulated deficit of $336.4 million. As of September 30, 2010, we had cash, cash equivalents and marketable securities of $371.9 million, compared to cash, cash equivalents and marketable securities of $435.3 million as of December 31, 2009. We invest primarily in cash equivalents, U.S. government and municipal obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the nine months ended September 30, 2010.
     Operating activities
     We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the nine months ended September 30, 2010, net cash used in operating activities of $64.0 million was due primarily to our net loss and other changes in our working capital. We had a decrease in deferred revenue of $40.9 million for the nine months ended September 30, 2010, as well as a decrease in income taxes payable of $5.5 million. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.), and depreciation and amortization.

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
     Investing activities
     For the nine months ended September 30, 2010, net cash used in investing activities of $29.7 million resulted primarily from net purchases of marketable securities of $26.1 million and purchases of property and equipment of $3.6 million. For the nine months ended September 30, 2009, net cash used in investing activities of $41.2 million resulted primarily from net purchases of marketable securities of $33.7 million, an additional $10.0 million investment in Regulus, and purchases of property and equipment of $3.7 million related to our Cambridge facility. Offsetting these amounts for the nine months ended September 30, 2009 was a decrease in restricted cash of $6.2 million, resulting from the release of letters of credit in connection with the amendment of our facility lease and the termination of our sublease agreement.
     Financing activities
     For the nine months ended September 30, 2010, net cash provided by financing activities of $3.1 million was due to proceeds of $1.0 million from our issuance of common stock to Novartis in April 2010, as well as proceeds from the issuance of common stock in connection with stock option exercises. For the nine months ended September 30, 2009, net cash provided by financing activities of $2.9 million was due primarily to proceeds of $1.2 million from our issuance of common stock to Novartis in May 2009, as well as proceeds from the issuance of common stock in connection with stock option exercises.
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
     Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	our ability to successfully manage the potential impact of our corporate restructuring and workforce reduction on our culture, collaborative relationships and business operations;

•	the costs associated with legal activities arising in the course of our business activities;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
Contractual Obligations and Commitments
     The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2009. In May 2010, we amended our lease for our Cambridge, Massachusetts facility to lease an additional 34,000 square feet, effective as of October 1, 2010. We lease a total of approximately 129,000 square feet of office and laboratory space at the premises under the amended lease. The term of the amended lease expires in September 2016. As a result, our operating lease obligations through 2016 increased by an aggregate of $8.9 million as a result of the amended lease, partially offset by future sublease payments to us of $1.7 million, resulting in a net increase of $7.2 million. We have separately agreed to sublease the first floor of the premises through the end of 2011.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2010, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.3 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities during the nine months ended September 30, 2010.
ITEM 4. CONTROLS AND PROCEDURES.
     Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     In June 2009, we joined with Max Planck in taking legal action against Whitehead, MIT and UMass. The complaint, initially filed in the Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges, among other things, that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the so-called “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
     The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, Whitehead and UMass filed counterclaims against us and Max Planck, including for breach of contract. In January 2010, we and Max Planck filed an amended complaint expanding upon the allegations in the original complaint. We currently expect a jury trial to start in early 2011. In February 2010, we and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief granted by the court.
     In addition, in September 2009, the USPTO granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead’s petition to overturn this ruling was denied. Prosecution before the USPTO for both the Tuschl I and II pending patent applications was suspended pursuant to a standstill agreement. This agreement expired on September 15, 2010, and Max Planck, MIT, Whitehead and UMass agreed to file several continuation applications in the Tuschl I patent family to preserve their rights and maintain the status quo for these applications. Max Planck also filed a continuation application in the Tuschl II patent family.
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
     We have experienced significant operating losses since our inception. As of September 30, 2010, we had an accumulated deficit of $336.4 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies or funding from contracts with the government or foundations, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments.
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
     Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	our ability to successfully manage the potential impact of our corporate restructuring and workforce reduction on our culture, collaborative relationships and business operations;

•	the costs associated with legal activities arising in the course of our business activities;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
     If our estimates and predictions relating to these factors are incorrect, we may need to modify our operating plan.
     Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision, subject to certain exceptions. In May 2008, Novartis purchased 213,888 shares of our common stock at a purchase price of $25.29 per share. In May 2009, Novartis purchased 65,922 shares of our common stock at a purchase price of $17.50 per share. In April 2010, Novartis purchased 55,223 shares of our common stock at a purchase price of $17.99 per share. These purchases have allowed Novartis to maintain its ownership position of approximately 13.4% of our outstanding common stock. While the exercise of these rights by Novartis has provided us with an aggregate of $7.6 million in cash, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, this exercise and any future exercise of these rights by Novartis or Roche will also cause further dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs or undergo additional reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
     At September 30, 2010, we had $371.9 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government and municipal obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-

prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. For example, due to market conditions, interest rates have fallen, and accordingly, our interest income decreased to $0.6 million and $1.8 million for the three and nine months ended September 30, 2010, respectively, from $1.0 million and $4.5 million for the three and nine months ended September 30, 2009, respectively. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Risks Related to Our Dependence on Third Parties
Our license and collaboration agreements with Roche, Takeda and Novartis are important to our business. If these third parties do not successfully develop drugs pursuant to these agreements or the agreements with Roche and/or Takeda result in competition between us and Roche and/or Takeda for the development of drugs targeting the same diseases, our business could be adversely affected.
     In July 2007, we entered into a license and collaboration agreement with Roche. Under the license and collaboration agreement we granted Roche a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties. The license is limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases and may be expanded to include up to 18 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Roche of an additional $50.0 million for each additional therapeutic area, if any. In addition, in exchange for our contributions under the collaboration agreement, for each RNAi therapeutic product developed by Roche, its affiliates, or sublicensees under the collaboration agreement, we are entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any. In May 2008, we entered into a similar license and collaboration agreement with Takeda, which is limited to the therapeutic areas of oncology and metabolic diseases, and which may be expanded to include up to 20 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Takeda of an additional $50.0 million for each additional therapeutic area, if any. For each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, we are entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any. In addition, we agreed that for a period of five years, we will not grant any other party rights to develop RNAi therapeutics in the Asian territory. In September 2010, Novartis exercised its right under our collaboration and license agreement to select 31 designated gene targets, for which Novartis has exclusive rights to discover, develop and commercialize RNAi therapeutic products using our intellectual property and technology. Under the terms of the collaboration agreement, for any RNAi therapeutic products Novartis develops against these targets, we are entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on annual net sales of any such product.
     If Roche, Takeda and/or Novartis fails to successfully develop products using our technology, we may not receive any milestone or royalty payments under these agreements. In addition, even if Takeda is not successful in its efforts, for a period of five years we will be limited in our ability to form alliances with other parties in the Asia territory. We also have the option under the Takeda agreement, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the collaboration agreement. If Takeda fails to successfully develop products, we may not realize any economic benefit from these opt-in rights.
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

     We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional alliances in the future. For example, we intend to enter into (1) non-exclusive platform alliances which will enable our collaborators to develop RNAi therapeutics and will bring in additional funding with which we can develop our RNAi therapeutics, and (2) alliances to jointly develop specific product candidates and to jointly commercialize RNAi therapeutics, if they are approved, and/or worldwide or specific geographic partnerships on specific RNAi therapeutic programs. In such alliances, we may expect our collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. For example, under our collaboration with Medtronic, we are jointly developing ALN-HTT, an RNAi therapeutic for HD, which would be delivered using an implanted infusion device developed by Medtronic. The success of this collaboration will depend, in part, on Medtronic’s expertise in the area of delivery of drugs by infusion device, something that they have never done before with our product candidates. In other alliances, we may expect our collaborators to develop, market and sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we are jointly developing and will commercialize certain RNAi products for RSV with Cubist in North America. We will rely entirely on Cubist for the development and commercialization of certain RNAi products for RSV in the rest of the world outside of Asia, where we will rely on Kyowa Hakko Kirin for development and commercialization of any RNAi products for RSV. If Cubist and Kyowa Hakko Kirin are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for RSV may be adversely affected.
     We may not be successful in entering into such alliances on favorable terms due to various factors, including our ability to successfully demonstrate proof of concept for our technology in man, our ability to demonstrate the safety and efficacy of our specific drug candidates, and the strength of our intellectual property. Even if we do succeed in securing such product alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.
     For certain product candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Roche, Takeda, Cubist, Medtronic and NIAID. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular product candidate, we may not have sufficient funds to develop that or any other product candidate internally, or to bring any product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate sales revenues from these product candidates, and this will substantially harm our business.
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
Regulus is important to our business. If Regulus does not successfully develop drugs pursuant to our license and collaboration agreement, our business could be adversely affected.
     In September 2007, we and Isis formed Regulus, of which we currently own approximately 45%, to discover, develop and commercialize microRNA therapeutics. Regulus is exploring therapeutic opportunities that arise from abnormal expression or mutations in microRNAs. Generally, we do not have rights to pursue microRNA therapeutics independently of Regulus. If Regulus is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.
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
Risks Related to Managing Our Operations
 If we are unable to attract and retain qualified key management and scientists, staff, consultants and advisors, particularly given our recent workforce reduction, our ability to implement our business plan may be adversely affected.
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
     Although we have generally been successful in our recruiting efforts, as well as our retention of employees, we face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. In addition, as a result of our recent corporate restructuring and workforce reduction, we may face additional challenges in retaining our existing employees and recruiting new employees to join our company as our business needs change. Our workforce reduction could harm our reputation, yield unanticipated consequences, such as attrition beyond planned reductions in workforce, or increased difficulties in our day-to-day operations, and may adversely affect employee morale. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our future business plan.
We may have difficulty managing our growth and expanding our operations successfully as we seek to evolve from a company primarily involved in discovery and pre-clinical testing into one that develops and commercializes drugs.
     Since we commenced operations in 2002, we have grown substantially. As of October 29, 2010, we had 161 employees in our facility in Cambridge, Massachusetts, as compared to 182 at June 30, 2010. Despite our recent workforce reduction, we expect that as we seek to increase the number of product candidates we are developing we will need to expand our operations in the future. This growth may place a strain on our administrative and operational infrastructure. If product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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

     Pre-clinical testing and clinical trials of new product candidates are lengthy and expensive and the historical failure rate for product candidates is high. We are developing our most advanced product candidate, ALN-RSV01, for the treatment of RSV infection. In January 2008, we completed our GEMINI study, a Phase II clinical trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. During 2009, we completed a Phase IIa clinical trial assessing the safety and tolerability of ALN-RSV01 in adult lung transplant patients naturally infected with RSV and we currently intend to continue the ALN-RSV01 clinical development program for adult lung transplant patients, and pursue jointly with Cubist the development of ALN-RSV02, a second-generation RNAi therapeutic candidate, intended for use in pediatric patients with RSV infection. In February 2010, we initiated a Phase IIb clinical trial to evaluate the clinical efficacy endpoints as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. The objective of this Phase IIb clinical trial is to repeat and extend the clinical results observed in the Phase IIa clinical trial. In addition, in March 2009, we initiated a Phase I clinical trial of ALN-VSP, our first systemically delivered RNAi therapeutic candidate. We are developing ALN-VSP for the treatment of primary and secondary liver cancer. In July 2010, we also initiated a Phase I clinical trial for ALN-TTR01, our second systemically delivered RNAi therapeutic candidate, which targets the TTR gene for the treatment of ATTR. However, we may not be able to further advance these or any other product candidate through clinical trials. If we successfully enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials. For example, ALN-RSV01 may not demonstrate the same results in the Phase IIb clinical trial as it did in our Phase IIa clinical trial. In addition, ALN-VSP and our other systemically delivered therapeutic candidates, such as ALN-TTR, employ novel delivery formulations that have yet to be extensively evaluated in human clinical trials and proven safe and effective. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.
     Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. In our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. Six additional patients treated at the same dose did not exhibit any evidence of hepatotoxicity. The trial has not yet reached a maximum tolerated dose and is continuing patient enrollment with dose escalation. Delays in patient enrollment or difficulties retaining trial participants can result in increased costs, longer development times or termination of a clinical trial.
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
     In June 2009, we joined with Max Planck in taking legal action against Whitehead, MIT and UMass. The complaint, initially filed in the Suffolk County Superior Court in Boston, Massachusetts and subsequently removed to the U.S. District Court for the District of Massachusetts, alleges, among other things, that the defendants have improperly prosecuted the so-called “Tuschl I” patent applications and wrongfully incorporated inventions covered by the so-called “Tuschl II” patent applications into the Tuschl I patent applications, thereby potentially damaging the value of inventions reflected in the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck.
     The complaint seeks, among other things, a declaratory judgment regarding the prosecution of the Tuschl I patent family and unspecified monetary damages. In August 2009, Whitehead and UMass filed counterclaims against us and Max Planck, including for breach of contract. In January 2010, we and Max Planck filed an amended complaint expanding upon the allegations in the original complaint. We currently expect a jury trial to start in early 2011. In February 2010, we and Max Planck released MIT from any claims seeking monetary damages, and MIT has stipulated that it will be bound by any declaratory, injunctive, or equitable relief that the court grants.
     In addition, in September 2009, the USPTO granted Max Planck’s petition to revoke power of attorney in connection with the prosecution of the Tuschl I patent application. This action prevents the defendants from filing any papers with the USPTO in connection with further prosecution of the Tuschl I patent application without the agreement of Max Planck. Whitehead’s petition to overturn this ruling was denied. Prosecution before the USPTO for both the Tuschl I and II pending patent applications was suspended pursuant to a standstill agreement. This agreement expired on September 15, 2010, and Max Planck, MIT, Whitehead and UMass agreed to file several continuation applications in the Tuschl I patent family to preserve their rights and maintain the status quo for these applications. Max Planck also filed a continuation application in the Tuschl II patent family.

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
     In addition, as a result of agreements that we have entered into, Roche and Takeda have obtained non-exclusive licenses, and Novartis has obtained specific exclusive licenses for 31 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances.
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
     As of September 30, 2010, Novartis held 13.3% of our outstanding common stock and has the right to maintain its ownership percentage through the expiration or termination of our broad alliance, subject to certain exceptions. This concentration of ownership may harm the market price of our common stock by:
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

ITEM 6. EXHIBITS.

31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2#	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101+	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

#	Filed herewith.

+	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 4, 2010	/s/ John M. Maraganore John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2010	/s/ Patricia L. Allen Patricia L. Allen
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)