Form 10-Q
period 2011-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2011-05-05
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 2, 2011, the registrant had 42,408,230 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 AND DECEMBER 31, 2010	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4. CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	28

ITEM 1A. RISK FACTORS	29

ITEM 6. EXHIBITS	52

SIGNATURES	53
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$90,590	$74,599
Marketable securities	154,050	158,532
Collaboration receivables	1,150	3,450
Income taxes receivable	—	10,669
Prepaid expenses and other current assets	4,919	6,889

Total current assets	250,709	254,139
Marketable securities	98,208	116,773
Property and equipment, net	17,021	18,289
Investment in joint venture (Regulus Therapeutics Inc.)	2,709	3,616
Intangible assets, net	405	448

Total assets	$369,052	$393,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,800	$9,312
Accrued expenses	12,050	11,116
Deferred rent	484	484
Deferred revenue	81,010	81,134

Total current liabilities	99,344	102,046
Deferred rent, net of current portion	2,874	2,869
Deferred revenue, net of current portion	120,200	129,974
Other long-term liabilities	1,067	143

Total liabilities	223,485	235,032

Commitments and contingencies (Notes 4, 5 and 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 42,359,262 shares issued and outstanding at March 31, 2011; 42,343,423 shares issued and outstanding at December 31, 2010	424	423
Additional paid-in capital	504,793	500,443
Accumulated other comprehensive (loss) income	(18)	714
Accumulated deficit	(359,632)	(343,347)

Total stockholders’ equity	145,567	158,233

Total liabilities and stockholders’ equity	$369,052	$393,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net revenues from research collaborators	$20,897	$24,564

Operating expenses:
Research and development (1)	26,349	24,700
General and administrative (1)	10,224	11,170

Total operating expenses	36,573	35,870

Loss from operations	(15,676)	(11,306)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(1,072)	(1,578)
Interest income	382	590
Other income (expense)	81	(11)

Total other income (expense)	(609)	(999)

Loss before income taxes	(16,285)	(12,305)
Provision for income taxes	—	(18)

Net loss	$(16,285)	$(12,323)

Net loss per common share — basic and diluted	$(0.38)	$(0.29)

Weighted average common shares used to compute basic and diluted net loss per common share	42,345	41,870

Comprehensive loss:
Net loss	$(16,285)	$(12,323)
Unrealized (loss) gain on marketable securities	(732)	107

Comprehensive loss	$(17,017)	$(12,216)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,665	$3,229
General and administrative	1,457	2,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,285)	$(12,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,339	1,161
Deferred income taxes	—	(131)
Non-cash stock-based compensation	4,122	5,327
Charge for 401(k) company stock match	138	133
Equity in loss of joint venture (Regulus Therapeutics Inc.)	1,072	1,578
Changes in operating assets and liabilities:
Collaboration receivables	2,300	1,539
Income taxes receivable	10,669	—
Prepaid expenses and other assets	1,970	(958)
Accounts payable	(3,512)	(5,501)
Income taxes payable	—	(5,546)
Accrued expenses and other	1,780	(1,208)
Deferred revenue	(9,898)	328

Net cash used in operating activities	(6,305)	(15,601)

Cash flows from investing activities:
Purchases of property and equipment	(28)	(1,097)
Purchases of marketable securities	(41,790)	(81,111)
Sales and maturities of marketable securities	64,105	74,746

Net cash provided by (used in) investing activities	22,287	(7,462)

Cash flows from financing activities:
Proceeds from issuance of common stock	9	542

Net cash provided by financing activities	9	542

Net increase (decrease) in cash and cash equivalents	15,991	(22,521)
Cash and cash equivalents, beginning of period	74,599	137,468

Cash and cash equivalents, end of period	$90,590	$114,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2010, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2011. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
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
          The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three Months Ended
	March 31,
	2011	2010
Options to purchase common stock	8,869	7,646
Unvested restricted common stock	113	—

	8,982	7,646

Fair Value Measurements
          The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

	At	Quoted Prices in	Significant	Significant
	March 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$79,502	$73,996	$5,506	$—
Marketable securities (fixed income)
U.S. Government obligations	121,385	—	121,385	—
Corporate notes	117,817	—	117,817	—
Commercial paper	11,744	—	11,744	—
Marketable securities (equity holdings)	1,312	—	1,312	—

Total	$331,760	$73,996	$257,764	$—

	At	Quoted Prices in	Significant	Significant
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$59,702	$40,686	$19,016	$—
Marketable securities (fixed income)
Corporate notes	133,341	—	133,341	—
U.S. Government obligations	122,273	—	122,273	—
Commercial paper	17,733	—	17,733	—
Marketable securities (equity holdings)	1,958	—	1,958	—

Total	$335,007	$40,686	$294,321	$—

          The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
Investments in Marketable Securities
          The Company invests its excess cash balances in short-term and long-term marketable debt and equity securities. The Company classifies its investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in debt and equity securities as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, marks the investment to market through a charge to its condensed consolidated statements of operations. The Company did not record any impairment charges related to its fixed income marketable securities during the current period. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds, U.S. government obligations and commercial paper.
          The following tables summarize the Company’s marketable securities at March 31, 2011 and December 31, 2010, in thousands:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper (Due within 1 year)	$11,745	$—	$(1)	$11,744
Corporate notes (Due within 1 year)	103,270	175	(12)	103,433
Corporate notes (Due after 1 year through 2 years)	14,433	6	(55)	14,384
U.S. Government obligations (Due within 1 year)	38,866	8	(1)	38,873
U.S. Government obligations (Due after 1 year through 2 years)	82,617	10	(115)	82,512
Equity securities	1,345	—	(33)	1,312

Total	$252,276	$199	$(217)	$252,258

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper (Due within 1 year)	$17,734	$2	$(3)	$17,733
Corporate notes (Due within 1 year)	116,385	204	(23)	116,566
Corporate notes (Due after 1 year through 2 years)	16,767	33	(25)	16,775
U.S. Government obligations (Due within 1 year)	24,246	1	(14)	24,233
U.S. Government obligations (Due after 1 year through 2 years)	98,111	22	(93)	98,040
Equity securities	1,345	613	—	1,958

Total	$274,588	$875	$(158)	$275,305

Subsequent Events
          The Company evaluated all events or transactions that occurred after March 31, 2011 up through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognizable subsequent events.
Recent Accounting Pronouncements
          On January 1, 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. The guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company did not enter into any significant multiple element arrangements or materially modify any existing multiple element arrangements during the three months ended March 31, 2011. The Company’s existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements.
2. SIGNIFICANT AGREEMENTS
          The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2011	2010
Roche	$13,994	$13,994
Takeda	5,768	5,434
Novartis	59	2,359
Other	1,076	2,777

Total net revenues from research collaborators	$20,897	$24,564

Platform Alliances
     Roche Alliance
          In July 2007, the Company and, for limited purposes, Alnylam Europe, entered into a license and collaboration agreement (the “LCA”) with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (together with Roche Basel, “Roche”). Under the LCA, which became effective in August 2007, the Company granted Roche a non-exclusive license to the Company’s intellectual property, including delivery-related intellectual property existing as of the date of the LCA, to develop and commercialize therapeutic products that function through RNA interference (“RNAi”), subject to the Company’s existing contractual obligations to third parties. The license is initially limited to four therapeutic areas, and may be expanded to include up to 18 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to the Company by Roche of an additional $50.0 million for each additional therapeutic area, if any.
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
          In July 2007, the Company executed a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Roche Finance Ltd, an affiliate of Roche (“Roche Finance”). Under the terms of the Common Stock Purchase Agreement, in the event the Company proposes to sell or issue any of its equity securities, subject to specified exceptions, it has agreed to grant to Roche Finance the right to acquire, at fair value, additional securities, such that Roche Finance would be able to maintain its ownership percentage in the Company. This right continues until the earlier of any sale by Roche Finance of shares of the Company’s common stock and the expiration or termination of the LCA, subject to certain exceptions. In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a share purchase agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, the Company sold substantially all of the non-intellectual property assets of Alnylam Europe to Roche Germany for an aggregate purchase price of $15.0 million.
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
          The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA, and therefore, cannot utilize a proportional performance model. As future substantive milestones are achieved, the Company will recognize as revenue a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. The Company will continue to recognize the Roche-related revenue on a straight-line basis over five years. If Roche terminates the LCA or assigns its rights and obligations thereunder to a third party, at such time, the Company will reassess its deliverables and the period over which it will complete its performance obligations under the LCA. At March 31, 2011, deferred revenue under the LCA was $79.3 million.

     Takeda Alliance
          In May 2008, the Company entered into a license and collaboration agreement (the “Takeda Collaboration Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) to pursue the development and commercialization of RNAi therapeutics. Under the Takeda Collaboration Agreement, the Company granted Takeda a non-exclusive, worldwide, royalty-bearing license to the Company’s intellectual property, including delivery-related intellectual property, controlled by the Company as of the date of the agreement or during the five years thereafter, to develop, manufacture, use and commercialize RNAi therapeutics, subject to the Company’s existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions. Under the Takeda Collaboration Agreement, Takeda is the Company’s exclusive platform partner in the Asian territory, as defined in the Takeda Collaboration Agreement through May 2013.
          In consideration for the rights granted to Takeda under the Takeda Collaboration Agreement, Takeda agreed to pay the Company $150.0 million in upfront and near-term technology transfer payments. In addition, the Company has the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda Collaboration Agreement. In June 2008, Takeda paid the Company an upfront payment of $100.0 million and agreed to pay an additional $50.0 million to the Company upon achievement of specified technology transfer milestones. Of this $50.0 million, $20.0 million was paid to the Company in October 2008, $20.0 million was paid to the Company in March 2010 and $10.0 million was paid to the Company in March 2011 (collectively, “Technology Transfer Milestones”). If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay the Company $50.0 million for each of up to approximately 20 total additional fields selected, if any, comprising substantially all other fields of human disease, as identified and agreed upon by the parties. In addition, for each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, the Company is entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any.
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
          The Company is recognizing the upfront payment of $100.0 million and the Technology Transfer Milestones of $50.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown, and therefore, cannot utilize the proportional performance model. As future substantive milestones are achieved, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. At March 31, 2011, deferred revenue under the Takeda Collaboration Agreement was $91.3 million.

Discovery and Development Alliances
     Novartis Broad Alliance
          In the second half of 2005, the Company entered into a series of transactions with Novartis Pharma AG and its affiliate, Novartis Institutes for BioMedical Research, Inc. (together, “Novartis”), which included a stock purchase agreement, an investor rights agreement (the “Investor Rights Agreement”), and a research collaboration and license agreement (the “Collaboration and License Agreement”). The Collaboration and License Agreement had an initial research term of three years, with an option for two additional one-year extensions at the election of Novartis. Novartis elected to extend the term through October 2010, the fifth and final planned year. In October 2010, the research program under the Collaboration and License Agreement was substantially completed in accordance with the terms of the Collaboration and License Agreement, subject to certain surviving rights and obligations of the parties.
          The Investor Rights Agreement provides Novartis with the right generally to maintain its ownership percentage in the Company until the earlier of any sale by Novartis of shares of the Company’s common stock and the expiration or termination of the Collaboration and License Agreement, subject to certain exceptions. At March 31, 2011, Novartis owned 13.2% of the Company’s outstanding common stock.
          In consideration for the rights granted to Novartis under the Collaboration and License Agreement, Novartis made an upfront payment of $10.0 million to the Company in October 2005, partly to reimburse prior costs incurred by the Company to develop in vivo RNAi technology. The Company also received research funding and development milestone payments from Novartis.
          In September 2010, Novartis exercised its right under the Collaboration and License Agreement to select 31 designated gene targets, for which Novartis has exclusive rights to discover, develop and commercialize RNAi therapeutic products using the Company’s intellectual property and technology, including delivery-related intellectual property and related technology. Under the terms of the Collaboration and License Agreement, for any RNAi therapeutic products Novartis develops against these targets, the Company is entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on annual net sales of any such product. Novartis’ right of first offer with respect to an exclusive license for additional targets has terminated. In September 2010, Novartis declined to exercise its non-exclusive option to integrate into its operations the Company’s fundamental and chemistry intellectual property under the terms of the Collaboration and License Agreement. If Novartis had elected to exercise the integration option, Novartis would have been required to make additional payments to the Company totaling $100.0 million.
          The Company believes the estimated period of performance under the Collaboration and License Agreement is ten years, which includes the three-year initial term of the agreement, two one-year extensions elected by Novartis and limited support as part of a technology transfer until 2015, the fifth anniversary of the completion of the research term under the Collaboration and License Agreement. The Company continues to use an expected term of ten years in its proportional performance model. The Company reevaluates the expected term when new information is known that could affect the Company’s estimate. In the event the Company’s period of performance is different than estimated, the Company will adjust the amount of revenue recognized on a prospective basis. At March 31, 2011, deferred revenue under the Novartis Collaboration and License Agreement was $0.3 million.
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
          The Company has determined that the deliverables under the Kyowa Hakko Kirin Agreement include the license, the joint steering committee, the manufacturing services and any Additional Compounds. The Company has determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the individual deliverables are not separable and, accordingly, must be accounted for as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. The Company is currently unable to reasonably estimate its period of performance under the Kyowa Hakko Kirin Agreement, as it is unable to estimate the timeline of its deliverables related to the fixed-price option granted to Kyowa Hakko Kirin for any Additional Compounds. The Company is deferring all revenue under the Kyowa Hakko Kirin Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Kyowa Hakko Kirin Agreement. At March 31, 2011, deferred revenue under the Kyowa Hakko Kirin Agreement was $15.5 million.
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
          In consideration for the rights granted to Cubist under the Cubist Agreement, in January 2009, Cubist paid the Company an upfront cash payment of $20.0 million. Cubist is also obligated under the Cubist Agreement to pay the Company milestone payments, totaling up to an aggregate of $82.5 million, and has the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license.
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
          The Company is recognizing the upfront payment of $20.0 million on a straight-line basis over approximately eight years because the Company is unable to reasonably estimate the level of effort to fulfill its performance obligations, and therefore, cannot utilize a proportional performance model. As future substantive milestones are achieved, the Company will recognize as revenue a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. At March 31, 2011, deferred revenue under the Cubist Agreement was $14.4 million.

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
3. INCOME TAXES
          During the three months ended March 31, 2011 and 2010, the Company recorded a provision for income taxes of zero and $18,000, respectively. The Company expects to generate U.S. taxable losses during 2011.
          During 2009 and 2008, the Company utilized certain tax attributes, including net operating loss and tax credit carryforwards as a result of the recognition of revenue for certain proceeds received from strategic alliances. However, the Company also generated a deferred tax asset related to the recognition of this revenue for tax purposes and recorded a net deferred tax asset to the extent it was more likely than not that the asset would be realized. During 2010, the Company generated sufficient net operating losses to carry back to 2009 and 2008 to obtain a refund of taxes paid in those years, resulting in a realization of its net deferred tax asset. As a result, during 2010, the Company reclassified $10.7 million of its deferred tax asset to income taxes receivable. The Company received this income tax refund during the three months ended March 31, 2011.
          At December 31, 2010, the Company had federal and state net operating loss carryforwards of $27.5 million and $101.6 million, respectively, to reduce future taxable income that will expire at various dates through 2030. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability. The Company has determined that there is no limitation on the utilization of net operating loss carryforwards in accordance with Section 382 of the Internal Revenue Code. The Company is currently under audit by the Internal Revenue Service for the 2008 and 2009 tax years. The Company believes that it has no significant audit exposures.
          The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At March 31, 2011, the Company had $0.4 million of total gross unrecognized tax benefits that, if recognized, would favorably impact the Company’s effective income tax rate in future periods.
4. REGULUS
          In September 2007, the Company and Isis Pharmaceuticals, Inc. (“Isis”) established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics, a potential new class of drugs to treat the pathways of human disease. Regulus, which initially was established as a limited liability company, converted to a C corporation in January 2009 and changed its name to Regulus Therapeutics Inc.
          In consideration for the Company’s and Isis’ initial interests in Regulus, each party granted Regulus exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus. In March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus. In October 2010, in connection with its strategic alliance with Regulus formed in June 2010, sanofi-aventis made a $10.0 million equity investment in Regulus. As a result of this investment, the Company recognized a gain of $4.4 million due to the increase in valuation of Regulus. This amount was recorded as other income in the Company’s consolidated statements of operations for the year ended December 31, 2010. At March 31, 2011, the Company, Isis and sanofi-aventis owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are the Company’s employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.

          The Company has reviewed the consolidation guidance that defines a variable interest entity (“VIE”) and concluded that Regulus currently qualifies as a VIE. The Company does not consolidate Regulus as the Company lacks the power to direct the activities that could significantly impact the economic success of this entity. At March 31, 2011, the total carrying value of the Company’s investment in joint venture (Regulus Therapeutics Inc.) in its condensed consolidated balance sheets was $2.7 million under the equity method. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the Company’s investment, as well the portion of Regulus’ debt, including accrued interest, guaranteed by the Company which was $5.4 million at March 31, 2011.
          The Company accounts for its investment in Regulus using the equity method of accounting. Summary results of Regulus’ operations for the three months ended March 31, 2011 and 2010 and balance sheets at March 31, 2011 and December 31, 2010 are presented in the tables below, in thousands (unaudited):

	Three Months Ended
	March 31,
	2011	2010
Statement of Operations Data:
Net revenues	$3,309	$686
Operating expenses	5,459	3,754

Loss from operations	(2,150)	(3,068)
Other expense	(139)	(30)

Net loss	$(2,289)	$(3,098)

	March 31, 2011	December 31, 2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$48,004	$54,789
Working capital	35,162	40,446
Total assets	52,670	59,703
Notes payable	11,268	11,270
Total stockholders’ equity	5,911	7,996
5. COMMITMENTS AND CONTINGENCIES
Litigation
     Tuschl Settlement
          On March 14, 2011, the Company, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation GmbH (together, “Max Planck”), the Whitehead Institute for Biomedical Research (“Whitehead”) and the University of Massachusetts (“UMass”) entered into a global settlement agreement (the “Settlement Agreement”) resolving their ongoing litigation regarding the so called “Tuschl” patents. The Massachusetts Institute of Technology (“MIT”), formerly a party to the litigation, also agreed to the terms of the Settlement Agreement.
          The litigation was initiated in June 2009 and scheduled for trial in March 2011 in the United States District Court for the District of Massachusetts in Boston, Massachusetts, and related to, among other things, the prosecution of the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, the Company is the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck. The terms of the Settlement Agreement included mutual releases and dismissal with prejudice of all claims and counterclaims in the litigation between the parties.
          As part of the Settlement Agreement, Max Planck, Whitehead, UMass and MIT agreed that future prosecution of the Tuschl I and Tuschl II patent families in the United States should be coordinated and led by a single party. Max Planck will assume that role, in addition to their ongoing leadership in the continued prosecution of the Tuschl II patent family outside the United States. UMass will lead future prosecution of the Tuschl I patent family outside the United States. In addition, under the terms of the Settlement

Agreement, the Company granted UMass the right to sublicense the U.S. Tuschl II patent family to Merck & Co., Inc., subject to certain third-party obligations of the Company and other limitations, in exchange for a share of certain future sublicense income.
          The Company incurred costs of $3.3 million and $3.8 million during the three months ended March 31, 2011 and 2010, respectively, in connection with this dispute. These costs were charged to general and administrative expense. The Company does not expect to incur any additional significant expenses related to this dispute.
     Tekmira Litigation
          On March 16, 2011, Tekmira Pharmaceuticals Corporation and Protiva Biotherapeutics, Inc. filed a civil complaint in the Business Litigation Section of the Suffolk County Superior Court, in Boston, Massachusetts against the Company. The complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, unfair and deceptive trade practices, unjust enrichment, unfair competition and false advertising, by the Company, and seeks injunctive relief and unspecified damages. On April 6, 2011, the Company served and filed an answer in this action denying the plaintiffs’ claims and counterclaims against the plaintiffs asserting breach of contract, defamation, breach of covenant not to sue, and breach of patent prosecution and non-use provisions, as well as violations of common law and Massachusetts statutes. The Company is seeking the dismissal of plaintiffs’ claims and judgment in its favor, as well as damages and equitable relief.
          Although the Company believes that the complaint filed by the plaintiffs is without merit and intends to fully defend itself in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, litigation is costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in running the Company’s business. The Company has not recorded an estimated liability associated with the legal proceedings described above due to the uncertainties related to both the likelihood and the amount of any potential loss.
     University of Utah Litigation
          On March 22, 2011, a civil complaint was filed in the United States District Court for the District of Massachusetts by The University of Utah (the “University”). The complaint, which names the Company, Max Planck, Whitehead, MIT and UMass as defendants, alleges claims to inventorship by a professor at the University to the Tuschl patents. The University is seeking corrections to the inventorship of the Tuschl patents, unspecified damages and other relief. The University has not yet served the complaint on the Company or the other defendants.
          Although the Company believes that the claims asserted in this action are meritless and intends to fully defend itself in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, litigation is costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in running the Company’s business. The Company has not recorded an estimated liability associated with the legal proceedings described above due to the uncertainties related to both the likelihood and the amount of any potential loss.
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
          During the year ended December 31, 2010, the Company recorded $2.2 million of restructuring related costs in operating expenses, including employee severance, benefits and related costs. During the three months ended March 31, 2011, the Company did not record any additional restructuring related costs. The Company expects to have paid substantially all of these expenses by the end of the first half of 2011.

          The following table summarizes the components of the Company’s restructuring expenses recorded in operating expenses and in current liabilities, in thousands:

	Original	(Reversals) or	Amounts	Amounts
	Charges and Amounts	Adjustments to	Paid Through	Accrued at
	Accrued	Charges	March 31, 2011	March 31, 2011
Employee severance, benefits and related costs	$2,193	$(20)	$1,888	$285

Total	$2,193	$(20)	$1,888	$285

          The following table summarizes the components of the Company’s restructuring activities for the three months ended March 31, 2011, in thousands:

	Amounts Accrued	(Reversals) or	Amounts	Amounts
	at December 31,	Adjustments to	Paid Through	Accrued at
	2010	Charges	March 31, 2011	March 31, 2011
Employee severance, benefits and related costs	$977	$ —	$692	$285

Total	$977	$ —	$692	$285

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
Overview
          We are a biopharmaceutical company developing novel therapeutics based on RNA interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for selectively silencing and regulating the expression of specific genes. Since many diseases are caused by the inappropriate activity of specific genes, the ability to silence genes selectively through RNAi could provide a new way to treat a wide range of human diseases. We believe that drugs that work through RNAi have the potential to become a broad new class of drugs, like small molecule, protein and antibody drugs. Using our intellectual property and the expertise we have built in RNAi, we are developing a set of biological and chemical methods and know-how that we apply in a systematic way to develop RNAi therapeutics for the treatment of a variety of diseases.
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
          Our most advanced core product development program, ALN-TTR, targets the transthyretin, or TTR, gene, for the treatment of ATTR, a hereditary, systemic disease associated with severe morbidity and mortality caused by a mutation in the TTR gene that leads to the extracellular deposition of amyloid fibrils. In July 2010, we initiated a Phase I clinical trial for ALN-TTR01, a systemically delivered RNAi therapeutic. ALN-TTR01 employs a first-generation lipid nanoparticle, or LNP, formulation. The Phase I clinical trial for ALN-TTR01 is being conducted in Portugal, Sweden, the United Kingdom and France, and is a randomized, blinded, placebo-controlled dose escalation study. As a result of favorable safety data to date, we received regulatory approval to extend this Phase I clinical trial with additional dose cohorts up to 1.0 mg/kg, increasing enrollment from 28 to up to 36 patients. The primary objective is to evaluate the safety and tolerability of a single dose of intravenous ALN-TTR01. Secondary objectives include characterization of plasma and urine pharmacokinetics of ALN-TTR01 and assessment of pharmacodynamic activity based on measurements of circulating TTR serum levels. In January 2011, The Committee for Orphan Medicinal Products of the European

Medicines Agency adopted a positive opinion for ALN-TTR01 designation as an orphan medicinal product for the treatment of familial amyloidotic polyneuropathy, or FAP, one of the predominant forms of ATTR. In April 2010, the European Commission officially designated ALN-TTR01 as an orphan drug. In parallel with the development of ALN-TTR01, we are also advancing ALN-TTR02 utilizing a second-generation LNP formulation.
          Our second core product development program is ALN-PCS. We are developing ALN-PCS, a systemically delivered RNAi therapeutic, for the treatment of severe hypercholesterolemia. ALN-PCS targets a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, which is involved in the regulation of LDL receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-c, which is also commonly referred to as “bad cholesterol.” Pre-clinical studies with ALN-PCS demonstrated a greater than 50% reduction in levels of LDL-c, which result is rapidly achieved and durable after a single dose. ALN-PCS employs a second-generation LNP formulation.
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
          In February 2010, we initiated a multi-center, global, randomized, double-blind, placebo-controlled Phase IIb clinical trial to evaluate the clinical efficacy as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. Patients are being randomized in a one-to-one drug to placebo ratio. The primary endpoint of this clinical trial is a reduction in the incidence of new or progressive bronchiolitis obliterans syndrome, or BOS, a potentially life-threatening complication in lung transplant patients. We recently amended the protocol of this clinical trial to perform an interim analysis, blinded to us and investigators, which could expand enrollment from 76 to up to 120 patients. The interim analysis will be performed when 75% of patients are evaluable for the BOS endpoint at six months. We have formed collaborations with Cubist Pharmaceuticals, Inc., or Cubist, and Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, for the development and commercialization of RNAi products for the treatment of RSV. Under our agreement with Cubist, we are developing ALN-RSV01 for adult transplant patients at our sole discretion and expense and Cubist has the right to opt into collaborating with us on ALN-RSV01 in the future. In December 2010, we and Cubist jointly made a portfolio decision to put the development of ALN-RSV02, a second-generation compound for the pediatric population, on hold.
          In March 2009, we initiated a Phase I clinical trial for ALN-VSP, which was our first systemically delivered RNAi therapeutic to enter clinical development. ALN-VSP is comprised of two siRNAs, one targeting vascular endothelial growth factor, or VEGF, and the other targeting kinesin spindle protein, or KSP, and employs a first-generation LNP formulation. We are developing ALN-VSP for the treatment of liver cancers, including both primary and secondary liver cancers. This Phase I clinical trial is a multi-center, open label, dose escalation study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in patients with advanced solid tumors with liver involvement. In March 2011, we announced that we had completed enrollment in this clinical trial. ALN-VSP was administered to over 40 patients at doses ranging from 0.1 to 1.5 mg/kg, with multiple patients continuing to receive therapy in this clinical trial. During 2010 and early 2011, we reported preliminary results from this Phase I clinical trial demonstrating that ALN-VSP was generally well tolerated. Results from pharmacodynamic measurements provide preliminary evidence of biological activity, and biopsy data demonstrate both tissue levels of ALN-VSP and also human proof-of-concept for an RNAi mechanism of action. We intend to partner our ALN-VSP program prior to initiating a Phase II clinical trial.
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
          Alnylam commenced operations in June 2002. We have focused our efforts since inception primarily on business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. Since our inception, we have generated significant losses. At March 31, 2011, we had an accumulated deficit of $359.6 million. Through March 31, 2011, we have funded our operations primarily through the net proceeds from the sale of equity securities and payments we have received under strategic alliances. Through March 31, 2011, a substantial portion of our total net revenues have been collaboration revenues derived from our strategic alliances with Roche, Takeda and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from new and existing strategic alliances, government and foundation funding, and license fee revenues.
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
          There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and efficacy of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to discover new product candidates;

•	our ability to progress product candidates into pre-clinical and clinical trials;

•	the scope, rate of progress and cost of our pre-clinical trials and other research and development activities, including those related to developing safe and effective ways of delivering siRNAs into cells and tissues;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other

•	the terms, timing and success of any collaboration, licensing and other arrangements that we may establish;

•	the cost, timing and success of regulatory filings and approvals or potential changes in regulations that govern our industry or the way in which they are interpreted or enforced;

•	the cost and timing of establishing sufficient sales, marketing and distribution capabilities;

•	the cost and timing of establishing sufficient clinical and commercial supplies for any product candidates and products that we may develop;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and

•	the effect of competing technological and market developments.
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

          To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At March 31, 2011, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.
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
          Finally, we seek funding for the development of our proprietary RNAi therapeutics pipeline from the government and foundations. For example, in 2006, the NIAID awarded us a contract to advance the development of a broad spectrum RNAi anti-viral therapeutic against hemorrhagic fever virus, including the Ebola virus, which contract ended in December 2010.
          Takeda Alliance. Under our collaboration agreement with Takeda, Takeda agreed to pay us $50.0 million upon achievement of specified technology transfer milestones. Of this $50.0 million, $20.0 million was paid to us in October 2008, $20.0 million was paid to us in March 2010 and the final $10.0 million was paid to us in March 2011.
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

          Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. At March 31, 2011, we, Isis and sanofi-aventis owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus.
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
          In June 2010, Regulus entered into a global, strategic alliance with sanofi-aventis to discover, develop and commercialize microRNA therapeutics on up to four microRNA targets. Under the terms of this alliance, Regulus received $25.0 million in upfront fees and is entitled to annual research support for three years with the option to extend research support for two additional years. In addition, Regulus is eligible to receive royalties on microRNA therapeutic products commercialized by sanofi-aventis, if any. Sanofi-aventis will support 100% of the costs of clinical development and commercialization of each program. The alliance will initially focus on the therapeutic area of fibrosis. Regulus and sanofi-aventis will collaborate on up to four microRNA targets, including Regulus’ lead fibrosis program targeting miR-21. Sanofi-aventis also received an option for a broader technology alliance with Regulus that provides Regulus certain rights to participate in development and commercialization of resulting products. If exercised, this option is worth up to an additional $50.0 million to Regulus. We and Isis are each eligible to receive 7.5% of all potential upfront and milestone payments, in addition to single-digit royalties on product sales, if any. We received $1.9 million from Regulus in connection with this alliance, representing 7.5% of the $25.0 million upfront payment from sanofi-aventis to Regulus. In addition, in October 2010, sanofi-aventis made a $10.0 million equity investment in Regulus.
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
Critical Accounting Policies and Estimates
Revenue Recognition
          On January 1, 2011, we adopted new authoritative guidance on revenue recognition for multiple element arrangements. The guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the three months ended March 31, 2011. Our existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements.
          Except as noted above, there have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our other critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with the SEC on February 18, 2011.
Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2011	2010
Net revenues	$20,897	$24,564
Operating expenses	36,573	35,870
Loss from operations	(15,676)	(11,306)
Net loss	$(16,285)	$(12,323)

Net Revenues from Research Collaborators
          We generate revenues through research collaborations. The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended
	March 31,
	2011	2010
Roche	$13,994	$13,994
Takeda	5,768	5,434
Novartis	59	2,359
Government contract	106	1,566
Other research collaborator	821	821
InterfeRx program, research reagent license and other	149	390

Total net revenues from research collaborators	$20,897	$24,564

          The decrease in Novartis revenues for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was due primarily to the planned completion of the fifth and final year of the research program under the Novartis collaboration and license agreement in October 2010. The decrease in government contract revenues for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily a result of the completion of our contract with the NIAID in December 2010.
          Total deferred revenue of $201.2 million at March 31, 2011 consists of payments we have received from collaborators, primarily Roche, Takeda, Kyowa Hakko Kirin and Cubist, but have not yet recognized pursuant to our revenue recognition policies.
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
Operating expenses
          The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months	% of Total	Three Months	% of Total
	Ended	Operating	Ended	Operating	Increase (Decrease)
	March 31, 2011	Expenses	March 31, 2010	Expenses	$	%
Research and development	$26,349	72%	$24,700	69%	$1,649	7%
General and administrative	10,224	28%	11,170	31%	(946)	(8)%

Total operating expenses	$36,573	100%	$35,870	100%	$703	2%

          Research and development. The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of Expense	Ended	% of Expense	Increase (Decrease)
	March 31, 2011	Category	March 31, 2010	Category	$	%
Research and development
Compensation and related	$6,332	24%	$6,050	24%	$282	5%
Clinical trial and manufacturing	6,191	24%	4,404	18%	1,787	41%
External services	4,934	19%	4,579	19%	355	8%
Facilities-related	3,361	13%	2,874	12%	487	17%
Non-cash stock-based compensation	2,665	10%	3,229	13%	(564)	(17)%
Lab supplies and materials	1,682	6%	2,150	9%	(468)	(22)%
License fees	306	1%	463	2%	(157)	(34)%
Other	878	3%	951	3%	(73)	(8)%

Total research and development expenses	$26,349	100%	$24,700	100%	$1,649	7%

          Research and development expenses increased during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due primarily to higher clinical trial and manufacturing costs as we continue to advance our ALN-RSV, ALN-VSP and ALN-TTR programs. Partially offsetting this increase, non-cash stock-based compensation expenses decreased during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due primarily to the reduction in workforce in connection with our September 2010 corporate restructuring.
          We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies, however, we expect that research and development expenses will decrease slightly during subsequent quarters of 2011.
          A significant portion of our research and development costs are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are in the early stages of clinical development. However, our collaboration agreements contain cost-sharing arrangements pursuant to which certain costs incurred under the project are reimbursed. Costs reimbursed under the agreements typically include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. In addition, we have been reimbursed under government contracts for certain allowable costs including direct internal and external costs. As a result, although a significant portion of our research and development expenses are not tracked on a project-by-project basis, we do track direct external costs attributable to, and the actual time our employees worked on, our collaborations and government contracts.
          General and administrative. The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	March 31, 2011	Category	March 31, 2010	Category	$	%
General and administrative
Consulting and professional services	$5,476	54%	$6,136	55%	$(660)	(11)%
Compensation and related	2,057	20%	1,650	15%	407	25%
Non-cash stock-based compensation	1,457	14%	2,098	19%	(641)	(31)%
Facilities-related	667	6%	602	5%	65	11%
Other	567	6%	684	6%	(117)	(17)%

Total general and administrative expenses	$10,224	100%	$11,170	100%	$(946)	(8)%

          The decrease in general and administrative expenses during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was due primarily to lower consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 — Legal Proceedings. We expect that general and administrative expenses will decrease slightly during subsequent quarters of 2011.
          Other income (expense)
          We incurred $1.1 million and $1.6 million of equity in loss of joint venture (Regulus Therapeutics Inc.) for the three months ended March 31, 2011 and 2010, respectively, related to our share of the net losses incurred by Regulus.
          Interest income was $0.4 million for the three months ended March 31, 2011 as compared to $0.6 million for the three months ended March 31, 2010. The decrease was due primarily to lower average cash, cash equivalent and marketable securities balances.

Liquidity and Capital Resources
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2011	2010
Net loss	$(16,285)	$(12,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	6,671	8,068
Changes in operating assets and liabilities	3,309	(11,346)

Net cash used in operating activities	(6,305)	(15,601)
Net cash provided by (used in) investing activities	22,287	(7,462)
Net cash provided by financing activities	9	542

Net increase (decrease) in cash and cash equivalents	15,991	(22,521)
Cash and cash equivalents, beginning of period	74,599	137,468

Cash and cash equivalents, end of period	$90,590	$114,947

          Since we commenced operations in 2002, we have generated significant losses. At March 31, 2011, we had an accumulated deficit of $359.6 million. At March 31, 2011, we had cash, cash equivalents and marketable securities of $342.8 million, compared to cash, cash equivalents and marketable securities of $349.9 million at December 31, 2010. We invest primarily in cash equivalents, U.S. government and municipal obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at March 31, 2011.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the three months ended March 31, 2011, net cash used in operating activities of $6.3 million was due primarily to our net loss, a decrease in deferred revenue of $9.9 million, as well as a decrease in accounts payable of $3.5 million. These amounts were partially offset by the receipt of our income tax refund of $10.7 million in March 2011. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.), and depreciation and amortization.
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
          Investing activities
          For the three months ended March 31, 2011, net cash provided by investing activities of $22.3 million resulted primarily from net sales and maturities of marketable securities. For the three months ended March 31, 2010, net cash used in investing activities of $7.5 million resulted primarily from net purchases of marketable securities of $6.4 million and purchases of property and equipment of $1.1 million related to our Cambridge facility.
          Financing activities
          For the three months ended March 31, 2011 and 2010, net cash provided by financing activities was due to proceeds from the issuance of common stock in connection with stock option exercises.
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
          In the longer term, we may seek additional funding through additional collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue.
          Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	our ability to successfully manage the potential impact of our corporate restructuring and workforce reduction on our culture, collaborative relationships and business operations;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
Contractual Obligations and Commitments
          The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in our contractual obligations and commitments since December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2011, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.0 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at March 31, 2011.
ITEM 4. CONTROLS AND PROCEDURES.
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a—15(d) and 15d—15(d) under the Exchange Act) occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Tuschl Settlement
          On March 14, 2011, we, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation, together, Max Planck, Whitehead and the University of Massachusetts, or UMass, entered into a global settlement agreement resolving their ongoing litigation regarding the so called “Tuschl” patents. MIT, formerly a party to the litigation, also agreed to the terms of the Settlement Agreement.
          The litigation was initiated in June 2009 and scheduled for trial in March 2011 in the United States District Court for the District of Massachusetts in Boston, Massachusetts, and related to, among other things, the prosecution of the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, we are the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck. The terms of the settlement agreement included mutual releases and dismissal with prejudice of all claims and counterclaims in the litigation between the parties.
          As part of the settlement agreement, Max Planck, Whitehead, UMass and MIT agreed that future prosecution of the Tuschl I and Tuschl II patent families in the United States should be coordinated and led by a single party. Max Planck will assume that role, in addition to their ongoing leadership in the continued prosecution of the Tuschl II patent family outside the United States. UMass will lead future prosecution of the Tuschl I patent family outside the United States. In addition, under the terms of the settlement agreement, we granted UMass the right to sublicense the U.S. Tuschl II patent family to Merck & Co., Inc., subject to certain third-party obligations of ours and other limitations, in exchange for a share of certain future sublicense income.
     Tekmira Litigation
          On March 16, 2011, Tekmira and Protiva Biotherapeutics, Inc., or Protiva, filed a civil complaint in the Business Litigation Section of the Suffolk County Superior Court, in Boston, Massachusetts against us. The complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, unfair and deceptive trade practices, unjust enrichment, unfair competition and false advertising, by us, and seeks injunctive relief and unspecified damages. On April 6, 2011, we served and filed an answer denying the plaintiffs’ claims and counterclaims against the plaintiffs asserting breach of contract, defamation, breach of covenant not to sue, and breach of patent prosecution and non-use provisions, as well as violations of common law and Massachusetts statutes. We are seeking the dismissal of plaintiffs’ claims and judgment in our favor, as well as damages and equitable relief.
          Although we believe that the complaint filed by the plaintiffs is without merit and intend to fully defend ourselves in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
     University of Utah Litigation
          On March 22, 2011, a civil complaint was filed in the United States District Court for the District of Massachusetts by The University of Utah, or the University. The complaint, which names us, Max Planck, Whitehead, MIT and UMass as defendants, alleges claims to inventorship by a professor at the University to the Tuschl patents. The University is seeking corrections to the inventorship of the Tuschl patents, unspecified damages and other relief. The University has not yet served the complaint on us or the other defendants.
          Although we believe that the claims asserted in this action are meritless and intend to fully defend ourselves in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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
          We have experienced significant operating losses since our inception. At March 31, 2011, we had an accumulated deficit of $359.6 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies or funding from contracts with the government or foundations, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenue derived from such sources will not be sufficient to make us consistently profitable.
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
          Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	our ability to successfully manage the potential impact of our corporate restructuring and workforce reduction on our culture, collaborative relationships and business operations;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
          If our estimates and predictions relating to these factors are incorrect, we may need to modify our operating plan.
          Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us and our common stock purchase agreement with Roche contains a similar provision, subject to certain exceptions. These rights continue until the earlier of any sale by Novartis or Roche of shares of our common stock and the expiration or termination of our license agreements with each of them, subject to certain exceptions. Pursuant to the terms of its investor rights agreement with us, Novartis purchased an aggregate of 335,033 shares of our common stock, resulting in aggregate payments to us of $7.6 million. These purchases allowed Novartis to maintain its ownership position of approximately 13.4% of our outstanding common stock. While the exercise of these rights by Novartis has provided us with funding, and the exercise in the future by Novartis or Roche may provide us with additional funding under some circumstances, these exercises have caused, and any future exercise of these rights by Novartis or Roche will also cause further, dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets.
          If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs or undergo additional reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
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
          At March 31, 2011, we had $342.8 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government and municipal obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
          In May 2008, we entered into a similar license and collaboration agreement with Takeda, which is limited to the therapeutic areas of oncology and metabolic diseases, and which may be expanded to include up to 20 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Takeda of an additional $50.0 million for each additional therapeutic area, if any. For each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, we are entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any. In addition, we agreed that we will not grant any other party rights to develop RNAi therapeutics in the Asian territory through May 2013.
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
          Finally, either Takeda or an assignee of Roche could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases that we choose to target. Takeda has, and an assignee of Roche could have, significantly greater financial resources than we do and far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with them in the development of RNAi-based drugs targeting the same disease.
We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide business and scientific capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these alliances on favorable terms, our business may not succeed.
          We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional alliances in the future. For example, we intend to enter into (1) non-exclusive platform and/or multi-target discovery alliances which will enable our collaborators to develop RNAi therapeutics and will bring in additional funding with which we can develop our RNAi therapeutics, and (2) worldwide or specific geographic partnerships on select RNAi therapeutic programs. In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. For example, under our agreements with MIT, Tekmira, UBC and Alcana, among others, we have access to certain existing delivery technologies and/or are developing additional delivery capabilities. In addition, under our collaboration with Medtronic, we are jointly developing ALN-HTT, an RNAi therapeutic for HD, which would be delivered using an implanted infusion device developed by Medtronic. The success of this collaboration will depend, in part, on Medtronic’s expertise in the area of delivery of drugs by infusion device, something that they have never done before with our product candidates. In other alliances, we may expect our collaborators to develop, market and sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on Kyowa Hakko Kirin for development and commercialization of any RNAi products for the treatment of RSV in Asia. If Kyowa Hakko Kirin is not successful in its commercialization efforts, our future revenues from RNAi therapeutics for the treatment of RSV may be adversely affected.
          We may not be successful in entering into such alliances on favorable terms due to various factors, including our ability to successfully demonstrate proof of concept for our technology in man, our ability to demonstrate the safety and efficacy of our specific drug candidates, and the strength of our intellectual property. Even if we do succeed in securing any such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.
          For certain product candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Takeda, Cubist and Medtronic. We may not, however, be able to enter into additional collaborations, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to a particular product candidate, we may not have sufficient funds to develop that or any other product candidate internally, or to bring any product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate sales revenues from these product candidates, and this will substantially harm our business.
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
          In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it would be difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. Moreover, a collaborator, or in the event of a change in control of a collaborator or the assignment of a collaboration agreement to a third party, the successor entity or assignee, could determine that it is in its financial interest to:
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
          In September 2007, we and Isis formed Regulus, of which we owned approximately 45% at March 31, 2011, to discover, develop and commercialize microRNA therapeutics. Regulus is exploring therapeutic opportunities that arise from dysregulation of microRNAs. Neither Regulus nor any other company has received regulatory approval to market therapeutics utilizing microRNA technology. In connection with the establishment of Regulus, we exclusively licensed to Regulus our intellectual property rights covering microRNA technology. Generally, we do not have rights to pursue microRNA therapeutics independently of Regulus. If Regulus is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.
          Moreover, Regulus has formed a collaboration with GSK pursuant to which GSK has provided Regulus with loans totaling $10.8 million, including accrued interest. These loans are guaranteed by us and Isis. If Regulus is unable to repay GSK or convert the loans into Regulus common stock, we could be liable for our share of these obligations, and our business could be adversely affected.
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
          We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-current good manufacturing practice, or cGMP material for use in in vitro and in vivo experiments. Some of our product candidates utilize specialized formulations, such as liposomes or LNPs, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on several contract manufacturers for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. To fulfill our siRNA requirements, we may also need to secure alternative suppliers of synthetic siRNAs. In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. For example, under our agreements with Tekmira, we are obligated, subject to certain exceptions specified in our contract with Tekmira, to utilize Tekmira for the manufacture of all LNP-formulated product candidates covered by Tekmira’s intellectual property beginning during pre-clinical development and continuing through Phase II clinical trials. Failure by manufacturers to properly formulate our siRNAs for delivery could result in unusable product. Furthermore, a breach by such manufacturers of their contractual obligations would cause delays in our discovery and development process, as well as additional expense to us.
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
          To the extent that we enter into manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of a third-party manufacturer to perform its obligations as expected could adversely affect our business in a number of ways, including:
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
           If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our product may be unique to the original manufacturer and we may have difficulty transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products.
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
          Since we commenced operations in 2002, we have grown substantially. At March 31, 2011, we had 174 employees in our facility in Cambridge, Massachusetts. We expect that as we seek to increase the number of product candidates we are developing we will need to expand our operations in the future. This growth may place a strain on our administrative and operational infrastructure. If product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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

          If we enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate or any other product candidate. For example, ALN-RSV01 may not demonstrate the same results in the Phase IIb clinical trial as it did in our Phase IIa clinical trial. In addition, ALN-VSP, ALN-TTR01 and our other systemically delivered therapeutics, such as ALN-PCS, employ novel delivery formulations that have yet to be extensively evaluated in human clinical trials and proven safe and effective. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.
          Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. In our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. Six additional patients treated at the same dose did not exhibit any evidence of hepatotoxicity. As of March 2011, the ALN-VSP clinical trial had completed enrollment and a maximum tolerated dose was reached. In addition, our ALN-TTR01 trial targets a small population of patients suffering from ATTR. Delays or difficulties in patient enrollment or difficulties retaining trial participants can result in increased costs, longer development times or termination of a clinical trial.
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
          Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategies, or REMS, plan as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.
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

Moreover, third parties or the United States Patent and Trademark Office, or USPTO, may commence interference proceedings involving our patents or patent applications. For example, the USPTO has recently declared an interference between our issued patent covering ALN-VSP, our RNAi therapeutic undergoing clinical testing for the treatment of liver cancers, and a pending third-party application. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications, would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
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
          Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Tekmira and Protiva filed a civil complaint in the Business Litigation Section of the Suffolk County Superior Court, in Boston, Massachusetts against us. The complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, unfair and deceptive trade practices, unjust enrichment, unfair competition and false advertising, by us, and seeks injunctive relief and unspecified damages. In April 2011, we served and filed an answer denying the plaintiffs’ claims and counterclaims against the plaintiffs asserting breach of contract, defamation, breach of covenant not to sue, and breach of patent prosecution and non-use provisions, as well as violations of common law and Massachusetts statutes. We are seeking the dismissal of plaintiffs’ claims and judgment in our favor, as well as damages and equitable relief. Although we believe that the complaint filed by the plaintiffs is without merit and intend to fully defend ourselves in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against us and award substantial damages. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
          Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, a complaint was filed in the Federal District Court of Massachusetts in Boston, Massachusetts by the University of Utah as plaintiff and us, Max Planck, Whitehead, MIT and UMass as defendants, claiming that a professor of the University is the sole inventor, or in the alternative, a joint inventor of some of our in-licensed patents. The complaint has not been served on any of the parties but the University may do so in the future. The complaint alleges the defendants have incorrectly determined inventorship of some of our in-licensed patents and further claims unjust enrichment, unfair competition, false advertising and seeks correction of inventorship, injunctive relief and unspecified damages. While no action on our part is required until the University serves the complaint on us, we believe that the claims to inventorship are without merit and intend to fully defend ourselves in this matter if the complaint is served. However, litigation is subject to inherent uncertainty and a court could ultimately rule against us.
          In addition, in connection with a license agreement, we agreed to indemnify the licensor for costs incurred in connection with litigation relating to intellectual property rights. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could delay our research and development efforts and limit our ability to continue our operations.
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
          At March 31, 2011, Novartis held 13.2% of our outstanding common stock and has the right to maintain its ownership percentage until the earlier of any sale by Novartis of shares of our common stock and the expiration or termination of our collaboration and license agreement, subject to certain exceptions. This concentration of ownership may harm the market price of our common stock by:
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

ITEM 6. EXHIBITS.

10.1#	Separation Agreement effective as of March 21, 2011 between the Registrant and Patricia Allen, and related Consulting Agreement dated as of March 22, 2011.

10.2†#	Confidential Settlement Agreement and Mutual Release is entered into as of March 14, 2011 by and between Max-Planck-Gesellschaft zur Förderung der Wissenschaften e. V., Max-Planck-Innovation GmbH and the Registrant, on the one hand, and Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology, and the University of Massachusetts, on the other hand.

10.3†#	Exclusive License Agreement for Tuschl II United States Patents and Patent Applications dated as of March 14, 2011, by and between the Registrant and University of Massachusetts.

10.4#	Amendment to Co-Exclusive License Agreement dated as of March 14, 2011, by and between the Registrant, on the one hand, and Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Max-Planck-Innovation GmbH.

31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2#	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101+	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

#	Filed herewith.

+	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
Date: May 5, 2011	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)