Form 10-Q
period 2011-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2011-08-03
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
          At July 29, 2011, the registrant had 42,651,782 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 AND DECEMBER 31, 2010	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010	3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010	4
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4. CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	29

ITEM 1A. RISK FACTORS	30

ITEM 5. OTHER INFORMATION	52

ITEM 6. EXHIBITS	53

SIGNATURES	54
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$67,110	$74,599
Marketable securities	150,839	158,532
Collaboration receivables	1,308	3,450
Income taxes receivable	—	10,669
Prepaid expenses and other current assets	5,077	6,889

Total current assets	224,334	254,139
Marketable securities	98,080	116,773
Property and equipment, net	16,252	18,289
Investment in joint venture (Regulus Therapeutics Inc.)	1,801	3,616
Intangible assets, net	361	448

Total assets	$340,828	$393,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,949	$9,312
Accrued expenses	11,380	11,116
Deferred rent	484	484
Deferred revenue	80,721	81,134

Total current liabilities	100,534	102,046
Deferred rent, net of current portion	2,879	2,869
Deferred revenue, net of current portion	100,122	129,974
Other long-term liabilities	742	143

Total liabilities	204,277	235,032

Commitments and contingencies (Notes 4, 5 and 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 42,653,915 shares issued and outstanding at June 30, 2011; 42,343,423 shares issued and outstanding at December 31, 2010	427	423
Additional paid-in capital	509,826	500,443
Accumulated other comprehensive (loss) income	(246)	714
Accumulated deficit	(373,456)	(343,347)

Total stockholders’ equity	136,551	158,233

Total liabilities and stockholders’ equity	$340,828	$393,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues from research collaborators	$20,614	$26,617	$41,511	$51,181

Operating expenses:
Research and development (1)	25,303	28,136	51,652	52,836
General and administrative (1)	8,429	10,107	18,653	21,277

Total operating expenses	33,732	38,243	70,305	74,113

Loss from operations	(13,118)	(11,626)	(28,794)	(22,932)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(1,012)	(3,919)	(2,084)	(5,497)

Interest income	322	641	704	1,231
Other (expense) income	(16)	43	65	32

Total other income (expense)	(706)	(3,235)	(1,315)	(4,234)

Loss before income taxes	(13,824)	(14,861)	(30,109)	(27,166)
Benefit from income taxes	—	229	—	211

Net loss	$(13,824)	$(14,632)	$(30,109)	$(26,955)

Net loss per common share — basic and diluted	$(0.33)	$(0.35)	$(0.71)	$(0.64)

Weighted average common shares used to compute basic and diluted net loss per common share	42,379	41,991	42,369	41,920

Comprehensive loss:
Net loss	$(13,824)	$(14,632)	$(30,109)	$(26,955)
Foreign currency translation	—	(29)	—	(29)
Unrealized (loss) gain on marketable securities	(228)	492	(960)	599

Comprehensive loss	$(14,052)	$(14,169)	$(31,069)	$(26,385)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,830	$3,246	$5,495	$6,475
General and administrative	1,384	1,822	2,841	3,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(30,109)	$(26,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,626	2,384
Deferred income taxes	—	(144)
Non-cash income tax benefit	—	(216)
Non-cash stock-based compensation	8,336	10,395
Charge for 401(k) company stock match	274	271
Equity in loss of joint venture (Regulus Therapeutics Inc.)	2,084	5,497
Changes in operating assets and liabilities:
Collaboration receivables	2,142	(314)
Income taxes receivable	10,669	—
Prepaid expenses and other assets	1,812	(1,870)
Accounts payable	(1,363)	(2,091)
Income taxes payable	—	(5,547)
Accrued expenses and other	910	(2,570)
Deferred revenue	(30,265)	(18,755)

Net cash used in operating activities	(32,884)	(39,915)

Cash flows from investing activities:
Purchases of property and equipment	(502)	(2,527)
Purchases of marketable securities	(163,759)	(182,076)
Sales and maturities of marketable securities	189,185	150,178

Net cash provided by (used in) investing activities	24,924	(34,425)

Cash flows from financing activities:
Proceeds from issuance of common stock	471	2,090
Proceeds from issuance of shares to Novartis	—	993

Net cash provided by financing activities	471	3,083

Effect of exchange rate on cash	—	(29)

Net decrease in cash and cash equivalents	(7,489)	(71,286)
Cash and cash equivalents, beginning of period	74,599	137,468

Cash and cash equivalents, end of period	$67,110	$66,182

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
          The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Six Months Ended
	June 30,
	2011	2010
Options to purchase common stock	8,925	7,872
Unvested restricted common stock	341	—

	9,266	7,872

Restricted Stock Awards
          The fair value of restricted stock awards granted to employees is based upon the quoted closing market price per share on the date of grant, adjusted for assumed forfeitures. For performance-based restricted stock awards, the value of the awards is measured when the Company determines the achievement of such performance conditions are deemed probable. Expense is recognized over the vesting period, commencing when the Company determines that it is probable that the awards will vest. In May 2011, the Company granted an aggregate of 229,806 shares of performance-based restricted stock awards to all employees, excluding the Company’s leadership team. These restricted stock awards were valued at $2.3 million on the grant date and have a term of five years. The vesting of these awards is predicated on the Company’s achievement of certain clinical development goals. For the six months ended June 30, 2011, the Company recorded $0.3 million of stock-based compensation expense related to these restricted stock awards.
Fair Value Measurements
          The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

		Quoted Prices	Significant	Significant
	At	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$63,962	$46,462	$17,500	$—
Marketable securities (fixed income)
Corporate notes	119,353	—	119,353	—
U.S. Government obligations	102,036	—	102,036	—
Commercial paper	26,484	—	26,484	—
Marketable securities (equity holdings)	1,046	—	1,046	—

Total	$312,881	$46,462	$266,419	$—

		Quoted Prices	Significant	Significant
	At	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$59,702	$40,686	$19,016	$—
Marketable securities (fixed income)
Corporate notes	133,341	—	133,341	—
U.S. Government obligations	122,273	—	122,273	—
Commercial paper	17,733	—	17,733	—
Marketable securities (equity holdings)	1,958	—	1,958	—

Total	$335,007	$40,686	$294,321	$—

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
          The following tables summarize the Company’s marketable securities at June 30, 2011 and December 31, 2010, in thousands:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper (Due within 1 year)	$26,488	$—	$(4)	$26,484
Corporate notes (Due within 1 year)	87,255	92	(13)	87,334
Corporate notes (Due after 1 year through 2 years)	32,033	10	(24)	32,019
U.S. Government obligations (Due within 1 year)	37,013	10	(2)	37,021
U.S. Government obligations (Due after 1 year through 2 years)	65,031	13	(29)	65,015
Equity securities	1,345	—	(299)	1,046

Total	$249,165	$125	$(371)	$248,919

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper (Due within 1 year)	$17,734	$2	$(3)	$17,733
Corporate notes (Due within 1 year)	116,385	204	(23)	116,566
Corporate notes (Due after 1 year through 2 years)	16,767	33	(25)	16,775
U.S. Government obligations (Due within 1 year)	24,246	1	(14)	24,233
U.S. Government obligations (Due after 1 year through 2 years)	98,111	22	(93)	98,040
Equity securities	1,345	613	—	1,958

Total	$274,588	$875	$(158)	$275,305

Subsequent Events
          The Company evaluated all events or transactions that occurred after June 30, 2011 up through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.
Recent Accounting Pronouncements
          In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. The guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company did not enter into any significant multiple element arrangements or materially modify any existing multiple element arrangements during the six months ended June 30, 2011. The Company’s existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements.
          In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this new standard will have a material impact on its condensed consolidated financial statements.
          In June 2011, the FASB issued a new accounting standard that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires the consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this new standard do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this new standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s condensed consolidated financial statements.

2. SIGNIFICANT AGREEMENTS
          The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Roche	$13,994	$13,994	$27,988	$27,988
Takeda	5,493	5,489	11,261	10,923
Novartis	59	2,614	118	4,973
Other	1,068	4,520	2,144	7,297

Total net revenues from research collaborators	$20,614	$26,617	$41,511	$51,181

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
          In July 2007, the Company executed a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Roche Finance Ltd, an affiliate of Roche. In connection with the execution of the LCA and the Common Stock Purchase Agreement, the Company also executed a share purchase agreement (the “Alnylam Europe Purchase Agreement”) with Alnylam Europe and Roche Beteiligungs GmbH, an affiliate of Roche (“Roche Germany”). Under the terms of the Alnylam Europe Purchase Agreement, the Company sold substantially all of the non-intellectual property assets of Alnylam Europe to Roche Germany for an aggregate purchase price of $15.0 million.
          In summary, the Company received upfront payments totaling $331.0 million under the Roche alliance, which include an upfront payment under the LCA of $273.5 million, $42.5 million under the Common Stock Purchase Agreement and $15.0 million under the Alnylam Europe Purchase Agreement. The Company initially recorded $278.2 million of these proceeds as deferred revenue in connection with the Roche alliance.
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
          In November 2010, Roche announced the discontinuation of certain activities in research and early development, including its RNAi research efforts. The remaining deliverables under the LCA currently remain in effect. Roche may assign its rights and obligations under the LCA to a third party in connection with the sale or transfer of its entire RNAi business.
          The Company is recognizing the Roche-related revenue on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA, and therefore, cannot utilize a proportional performance model. As future substantive milestones are achieved, the Company will recognize as revenue a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. The Company will continue to recognize the Roche-related revenue on a straight-line basis over five years. If Roche terminates the LCA or assigns its rights and obligations thereunder to a third party, at such time, the Company will reassess its deliverables and the period over which it will complete its performance obligations under the LCA. At June 30, 2011, deferred revenue under the LCA was $65.3 million.
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
          The Company is recognizing the upfront payment of $100.0 million and the Technology Transfer Milestones of $50.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown, and therefore, cannot utilize the proportional performance model. As future substantive milestones are achieved, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. At June 30, 2011, deferred revenue under the Takeda Collaboration Agreement was $85.8 million.
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
          The Investor Rights Agreement provides Novartis with the right generally to maintain its ownership percentage in the Company until the earlier of any sale by Novartis of shares of the Company’s common stock and the expiration or termination of the Collaboration and License Agreement, subject to certain exceptions. At June 30, 2011, Novartis owned 13.1% of the Company’s outstanding common stock.
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

At June 30, 2011, deferred revenue under the Novartis Collaboration and License Agreement was $0.3 million.
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
          The Company has determined that the deliverables under the Kyowa Hakko Kirin Agreement include the license, the joint steering committee, the manufacturing services and any Additional Compounds. The Company has determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the individual deliverables are not separable and, accordingly, must be accounted for as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. The Company is currently unable to reasonably estimate its period of performance under the Kyowa Hakko Kirin Agreement, as it is unable to estimate the timeline of its deliverables related to the fixed-price option granted to Kyowa Hakko Kirin for any Additional Compounds. The Company is deferring all revenue under the Kyowa Hakko Kirin Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Kyowa Hakko Kirin Agreement. At June 30, 2011, deferred revenue under the Kyowa Hakko Kirin Agreement was $15.5 million.
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
          The Company is recognizing the upfront payment of $20.0 million on a straight-line basis over approximately eight years because the Company is unable to reasonably estimate the level of effort to fulfill its performance obligations, and therefore, cannot utilize a proportional performance model. As future substantive milestones are achieved, the Company will recognize as revenue a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. At June 30, 2011, deferred revenue under the Cubist Agreement was $13.8 million.
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
3. INCOME TAXES
          The Company expects to generate U.S. taxable losses during 2011 and has recorded no income tax provision for the three or six months ended June 30, 2011. During each of the three and six months ended June 30, 2010, the Company recorded a benefit from income taxes of $0.2 million.
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
          At December 31, 2010, the Company had federal and state net operating loss carryforwards of $27.5 million and $101.6 million, respectively, to reduce future taxable income that will expire at various dates through 2030. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with the Company’s public offerings, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability. The Company has determined that there is no limitation on the utilization of net operating loss carryforwards in accordance with Section 382 of the Internal Revenue Code. In July 2011, the Internal Revenue Service completed its audits of the Company’s 2008 and 2009 tax years. The Company did not record any tax expense related to these audits.
          The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At June 30, 2011, the Company had $0.1 million of total gross unrecognized tax benefits that, if recognized, would favorably impact the Company’s effective income tax rate in future periods.

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
          In consideration for the Company’s and Isis’ initial interests in Regulus, each party granted Regulus exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus. In March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus. In October 2010, in connection with its strategic alliance with Regulus formed in June 2010, Sanofi made a $10.0 million equity investment in Regulus. As a result of this investment, the Company recognized a gain of $4.4 million due to the increase in valuation of Regulus. This amount was recorded as other income in the Company’s consolidated statements of operations for the year ended December 31, 2010. At June 30, 2011, the Company, Isis and Sanofi owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are the Company’s employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.
          The Company has reviewed the consolidation guidance that defines a variable interest entity (“VIE”) and concluded that Regulus currently qualifies as a VIE. The Company does not consolidate Regulus as the Company lacks the power to direct the activities that could significantly impact the economic success of this entity. At June 30, 2011, the total carrying value of the Company’s investment in joint venture (Regulus Therapeutics Inc.) in its condensed consolidated balance sheets was $1.8 million under the equity method. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the Company’s investment, as well the portion of Regulus’ debt, including accrued interest, guaranteed by the Company which was $5.4 million at June 30, 2011.
          The Company accounts for its investment in Regulus using the equity method of accounting. Summary results of Regulus’ operations for the three and six months ended June 30, 2011 and 2010 and balance sheets at June 30, 2011 and December 31, 2010 are presented in the tables below, in thousands (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Statement of Operations Data:
Net revenues	$3,308	$809	$6,617	$1,495
Operating expenses	5,446	8,685	10,905	12,439

Loss from operations	(2,138)	(7,876)	(4,288)	(10,944)
Other expense	(116)	(54)	(255)	(84)

Net loss	$(2,254)	$(7,930)	$(4,543)	$(11,028)

	June 30,	December 31,
	2011	2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$42,616	$54,789
Working capital	29,887	40,446
Total assets	47,546	59,703
Notes payable	11,265	11,270
Total stockholders’ equity	3,881	7,996

5. COMMITMENTS AND CONTINGENCIES
Litigation
     Tekmira Litigation
          On March 16, 2011, Tekmira Pharmaceuticals Corporation and Protiva Biotherapeutics, Inc. filed a civil complaint in the Business Litigation Section of the Suffolk County Superior Court, in Boston, Massachusetts against the Company and on June 3, 2011, the plaintiffs filed an amended complaint adding AlCana Technologies, Inc. (“AlCana”), a research collaborator of the Company, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy, and tortious interference with contractual relationships by the Company and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, and unfair and deceptive acts and practices by the Company, and seeks injunctive relief and unspecified damages and other relief. On April 6, 2011, the Company timely served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims in this action, together with counterclaims against the plaintiffs. On June 28, 2011, the Company timely served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and counterclaims against the plaintiffs asserting breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. The Company is seeking the dismissal of plaintiffs’ claims and judgment in its favor, as well as damages and equitable relief.
     University of Utah Litigation
          On March 22, 2011, The University of Utah (the “University”) filed a civil complaint in the United States District Court for the District of Massachusetts against the Company, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation GmbH (together, “Max Planck”), the Whitehead Institute for Biomedical Research (“Whitehead”), the Massachusetts Institute of Technology (“MIT”) and the University of Massachusetts (“UMass”), claiming a professor at the University is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. The University did not serve the original complaint on the Company or the other defendants. On July 6, 2011, the University filed an amended complaint alleging substantially the same claims against the Company, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on the Company on July 14, 2011. The University is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief.
          Although the Company believes that it has meritorious defenses to each of the claims in the lawsuits described above and intends to fully defend itself in these matters, litigation is subject to inherent uncertainty and a court could ultimately rule against the Company in one or both of these matters. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in running the Company’s business. The Company has not recorded an estimated liability associated with the legal proceedings described above due in each case to the uncertainties related to both the likelihood and the amount of any potential loss.
     Tuschl Settlement
          In March 2011, the Company, Max Planck, Whitehead and UMass entered into a global settlement agreement (the “Settlement Agreement”) resolving their ongoing litigation regarding the Tuschl patents. MIT, formerly a party to the litigation, also agreed to the terms of the Settlement Agreement.
          The litigation was initiated in June 2009 and scheduled for trial in March 2011 in the United States District Court for the District of Massachusetts, and related to, among other things, the prosecution of the Tuschl I and Tuschl II patent applications. In the field of RNAi therapeutics, the Company is the exclusive licensee of the Tuschl I patent applications from Max Planck, MIT and Whitehead, and of the Tuschl II patent applications from Max Planck. The terms of the Settlement Agreement included mutual releases and dismissal with prejudice of all claims and counterclaims in the litigation between the parties.
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
          During the year ended December 31, 2010, the Company recorded $2.2 million of restructuring-related costs in operating expenses, including employee severance, benefits and related costs. During the six months ended June 30, 2011, the Company did not record any additional restructuring related costs.
          The following table summarizes the components of the Company’s restructuring expenses recorded in operating expenses and in current liabilities, in thousands:

	Original Charges	(Reversals) or	Amounts Paid Through	Amounts Accrued at
	and Amounts	Adjustments	June 30,	June 30,
	Accrued	to Charges	2011	2011
Employee severance, benefits and related costs	$2,193	$(20)	$2,113	$60

Total	$2,193	$(20)	$2,113	$60

          The following table summarizes the components of the Company’s restructuring activities for the six months ended June 30, 2011, in thousands:

	Amounts Accrued	(Reversals) or	Amounts Paid Through	Amounts Accrued at
	at December 31,	Adjustments	June 30,	June 30,
	2010	to Charges	2011	2011
Employee severance, benefits and related costs	$977	$—	$917	$60

Total	$977	$—	$917	$60

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
          Our most advanced core product development program, ALN-TTR, targets the transthyretin, or TTR, gene, for the treatment of ATTR, a hereditary, systemic disease associated with severe morbidity and mortality caused by a mutation in the TTR gene that leads to the extracellular deposition of amyloid fibrils. In July 2010, we initiated a Phase I clinical trial for ALN-TTR01, a systemically delivered RNAi therapeutic. ALN-TTR01 employs a first-generation lipid nanoparticle, or LNP, formulation. The Phase I clinical trial for ALN-TTR01 is being conducted in Portugal, Sweden, the United Kingdom and France, and is a randomized, blinded, placebo-controlled dose escalation study. As a result of favorable safety data to date, we received regulatory approval to extend this Phase I clinical trial with additional dose cohorts up to 1.0 mg/kg, increasing enrollment from 28 to up to 36 patients. The primary objective is to evaluate the safety and tolerability of a single dose of intravenous ALN-TTR01. Secondary objectives include characterization of plasma and urine pharmacokinetics of ALN-TTR01 and assessment of pharmacodynamic activity based on measurements of circulating TTR serum levels. In January 2011, The Committee for Orphan Medicinal Products of the European

Medicines Agency adopted a positive opinion for ALN-TTR01 designation as an orphan medicinal product for the treatment of familial amyloidotic polyneuropathy, one of the predominant forms of ATTR. In April 2011, the European Commission officially designated ALN-TTR01 as an orphan drug. In parallel with the development of ALN-TTR01, we are also advancing ALN-TTR02 utilizing a proprietary second-generation LNP formulation.
          Our second core product development program is ALN-PCS. ALN-PCS employs a proprietary second-generation LNP formulation, specifically using the MC3 lipid. We are developing ALN-PCS, a systemically delivered RNAi therapeutic, for the treatment of severe hypercholesterolemia. ALN-PCS targets a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, which is involved in the regulation of LDL receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-c, which is also commonly referred to as “bad cholesterol.” In July 2011, we filed a clinical trial application, or CTA, with the Medicines and Healthcare products Regulatory Agency, or MHRA, to initiate a Phase I clinical trial for ALN-PCS in the United Kingdom. Upon receiving clearance of the CTA, we plan to initiate the Phase I clinical trial as a randomized, single-blind, placebo-controlled, single ascending dose study, enrolling approximately 32 healthy volunteer subjects with elevated baseline LDLc. The primary objective of the study is to evaluate the safety and tolerability of a single dose of ALN-PCS, with patients being enrolled into five sequential cohorts of increasing doses ranging from 0.015 to 0.25 mg/kg. Secondary objectives include characterization of plasma and urine pharmacokinetics of ALN-PCS, and assessment of pharmacodynamic effects of the drug on plasma PCSK9 protein and LDLc levels measured from serial blood samples prior to and following dosing. Pre-clinical studies with ALN-PCS demonstrated specific silencing of PCSK9 messenger RNA, or mRNA, in the liver, and plasma PCSK9 protein levels of up to 90%, with an ED50 (the dose that provides a 50% silencing effect) of approximately 0.06 mg/kg for both mRNA and protein reduction. These studies have also demonstrated a greater than 50% reduction in levels of LDL-c, which result is rapidly achieved and durable, lasting for weeks after a single dose.
          We have designated ALN-HPN as our third core product development program. ALN-HPN is a systemically delivered RNAi therapeutic targeting hepcidin, a genetically validated gene in iron homeostasis, for the treatment of refractory anemia. Anemia of chronic disease, or ACD, occurs in patients with end-stage renal disease, cancer and chronic inflammatory disease. ACD patients who are refractory to erythropoiesis-stimulating agents and intravenous iron define a condition of refractory anemia for which there is substantial unmet need. Pre-clinical studies with a small interfering RNA, or siRNA, targeting hepcidin demonstrated the ability to silence the gene and increase serum iron levels. ALN-HPN also employs a second-generation LNP formulation.
          As noted above, while focusing our efforts on our core product strategy, we also intend to continue to advance additional partner-based development programs, including ALN-RSV, ALN-VSP and ALN-HTT, through existing or future alliances.
          In February 2010, we initiated a multi-center, global, randomized, double-blind, placebo-controlled Phase IIb clinical trial to evaluate the clinical efficacy as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. Patients are being randomized in a one-to-one drug to placebo ratio. The primary endpoint of this clinical trial is a reduction in the incidence of new or progressive bronchiolitis obliterans syndrome, or BOS, a potentially life-threatening complication in lung transplant patients. During 2011, we amended the protocol of this clinical trial to perform an interim analysis, blinded to us and investigators, which could expand enrollment from 76 to up to 120 patients. The interim analysis will be performed when 75% of patients are evaluable for the BOS endpoint at six months. We have formed collaborations with Cubist Pharmaceuticals, Inc., or Cubist, and Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, for the development and commercialization of RNAi products for the treatment of RSV. Under our agreement with Cubist, we are developing ALN-RSV01 for adult transplant patients at our sole discretion and expense and Cubist has the right to opt into collaborating with us on ALN-RSV01 in the future. In December 2010, we and Cubist jointly made a portfolio decision to put the development of ALN-RSV02, a second-generation compound for the pediatric population, on hold.
          In August 2011, we announced that we have completed a Phase I clinical trial for ALN-VSP, which was our first systemically delivered RNAi therapeutic to enter clinical development. ALN-VSP is comprised of two siRNAs, one targeting vascular endothelial growth factor, or VEGF, and the other targeting kinesin spindle protein, or KSP, and employs a first-generation LNP formulation. We are developing ALN-VSP for the treatment of liver cancers, including both primary and secondary liver cancers. This Phase I clinical trial was a multi-center, open label, dose escalation study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in patients with advanced solid tumors with liver involvement. We completed enrollment in this clinical trial during the first quarter of 2011 and reported study results in June 2011. ALN-VSP was administered to 41 patients at doses ranging from 0.1 to 1.5 mg/kg and was generally well tolerated. As of July 2011, five patients with disease control were continuing to receive therapy in an extension study. Results from pharmacodynamic measurements provide evidence of biological activity, and biopsy data demonstrate both tissue levels of ALN-VSP and also human proof-of-concept for an RNAi mechanism of action. We intend to partner our ALN-VSP program prior to initiating a Phase II clinical trial.

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
          We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. For example, we have presented data regarding the application of RNAi technology to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. We are advancing these applications of RNAi technology in an internal effort referred to as Alnylam Biotherapeutics. We have formed, and intend to form additional, collaborations through this effort with third-party biopharmaceutical companies. Additionally, in 2007, we and Isis established Regulus Therapeutics Inc., or Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Because microRNAs are believed to regulate whole networks of genes that can be involved in discrete disease processes, microRNA therapeutics represent a possible new approach to target the pathways of human disease. Regulus has formed collaborations with GlaxoSmithKline, or GSK, and Sanofi to advance its efforts. Given the broad applications for RNAi technology, in addition to our efforts on Alnylam Biotherapeutics and Regulus, we believe new ventures and opportunities will be available to us.
          To date, a substantial portion of our total net revenues has been derived from collaboration revenues from strategic alliances with Roche, Takeda, Cubist and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from existing alliances, including those with Roche and Takeda, new strategic alliances, government and foundation funding and license fee revenues.
          We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future.
          Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. Our sources of potential funding for the next several years are expected to be derived primarily from new and existing strategic alliances, which may include license and other fees, funded research and development and milestone payments, government and foundation funding, and proceeds from the sale of equity or debt. In July 2011, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock and/or other securities, up to an aggregate of $150 million, for future issuance.
          We anticipate that our operating results will fluctuate for the foreseeable future and, therefore, period-to-period comparisons should not be relied upon as predictive of the results of future periods.
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
          To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At June 30, 2011, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.
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
          UBC/AlCana Delivery Collaboration. Our research agreement with UBC and AlCana entered into in July 2009 is focused on the discovery of novel lipids, such as the MC3 lipid, employed in second-generation LNP formulations for the systemic delivery of RNAi therapeutics. Pursuant to the terms of the research agreement, we were funding collaborative research over an initial two-year period, and recently exercised our right to extend the collaborative research and our funding for a third year, through July 2012. The collaborative research is being conducted by our scientists, together with scientists at UBC and AlCana.
          Under the research agreement, we have exclusive rights to all new inventions relating to the delivery of oligonucleotides and other nucleic acid constructs, as well as sole rights to sublicense any resulting intellectual property to our current and future collaborators. UBC and AlCana are eligible to receive up to an aggregate of $1.3 million in milestone payments from us for each licensed product (as defined in the research agreement) directed to a particular target (as defined in the research agreement), together with single-digit royalty payments on annual product sales.
          Concurrent with the execution of the research agreement, we also entered into a supplemental agreement with Tekmira, Protiva Biotherapeutics Inc., a wholly-owned subsidiary of Tekmira, or Protiva, UBC and AlCana, which contains additional terms regarding the intellectual property rights arising out of the research agreement. Pursuant to the terms of the supplemental agreement, each of Tekmira and Protiva has the right to use new inventions under the research agreement for its own RNAi therapeutic programs that are licensed under our InterfeRx program and would be required to pay milestones and royalties to UBC and AlCana in connection with such use.
          Pursuant to the terms of the supplemental agreement, each of Tekmira and Protiva waived all prohibitions and restrictions on certain former Tekmira employees who are now working at UBC and AlCana in connection with their performance of the collaborative research under the research agreement and granted us, AlCana, UBC and such former Tekmira employees a covenant not to sue for any cause of action relating to such activities that arose out of their former employment with Tekmira.
          The subject matter of these agreements is the subject of ongoing litigation between Tekmira and Protiva, on the one hand, and us and AlCana, on the other hand, a description of which is set forth below under Part II, Item 1 — Legal Proceedings.
          Takeda Alliance. Under our collaboration agreement with Takeda, Takeda agreed to pay us $50.0 million upon achievement of specified technology transfer milestones. Of this $50.0 million, $20.0 million was paid to us in October 2008, $20.0 million was paid to us in March 2010 and the final $10.0 million was paid to us in March 2011.

Alnylam Biotherapeutics
          Since 2009, we have advanced our efforts regarding the application of RNAi technologies to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. These applications of RNAi technology, which we are advancing in an internal effort referred to as Alnylam Biotherapeutics, have the potential to create new business opportunities. In particular, we are advancing RNAi technologies to improve the quantity and quality of biologics manufacturing processes using mammalian cell culture, such as Chinese hamster ovary, or CHO, cells. This RNAi technology potentially could be applied to the improvement of manufacturing processes for existing marketed drugs, new drugs in development and for the emerging biosimilars market. We have developed proprietary delivery lipids that enable the efficient delivery of siRNAs into CHO cells when grown in suspension culture, as well as other cell systems that are used for the manufacture of biologics. Studies have demonstrated that silencing certain target genes involved in certain CHO cell apoptotic and metabolic pathways resulted in improved cell viability as compared with untreated cells. Additional studies demonstrated the ability to target a viral infection of CHO cells and alter glycosylation pathways. During 2010, Alnylam Biotherapeutics formed two collaborations with leading biotechnology and pharmaceutical companies. As Alnylam Biotherapeutics advances the technology, it plans to seek additional collaborations with established biologic manufacturers, selling licenses, products and services.
microRNA Therapeutics
          Regulus. In September 2007, we and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Regulus leverages our and Isis’ technologies, know-how and intellectual property relating to microRNA therapeutics.
          Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. At June 30, 2011, we, Isis and Sanofi owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus.
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
          In April 2008, Regulus entered into a worldwide strategic alliance with GSK to discover, develop and market novel microRNA-targeted therapeutics to treat inflammatory diseases such as rheumatoid arthritis and inflammatory bowel disease. In connection with this alliance, Regulus received $20.0 million in upfront payments from GSK, including a $15.0 million option fee and a loan of $5.0 million (guaranteed by us and Isis) that will convert into Regulus common stock under certain specified circumstances. Regulus is eligible to receive development, regulatory and sales milestone payments for each of the four microRNA-targeted therapeutics discovered and developed as part of the alliance, and would also receive royalty payments on worldwide sales of products resulting from the alliance, if any. In May 2009, Regulus achieved the first demonstration of a pharmacological effect in immune cells by specific microRNA inhibition, the initial discovery milestone under the GSK alliance, which triggered a payment under the agreement. In July 2011, Regulus and GSK identified a third microRNA target under this alliance triggering an additional pre-clinical milestone payment from GSK.
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

          In June 2010, Regulus entered into a global, strategic alliance with Sanofi to discover, develop and commercialize microRNA therapeutics on up to four microRNA targets. Under the terms of this alliance, Regulus received $25.0 million in upfront fees and is entitled to annual research support for three years with the option to extend research support for two additional years. In addition, Regulus is eligible to receive royalties on microRNA therapeutic products commercialized by Sanofi, if any. Sanofi will support 100% of the costs of clinical development and commercialization of each program. The alliance will initially focus on the therapeutic area of fibrosis. Regulus and Sanofi will collaborate on up to four microRNA targets, including Regulus’ lead fibrosis program targeting miR-21. Sanofi also received an option for a broader technology alliance with Regulus that provides Regulus certain rights to participate in development and commercialization of resulting products. If exercised, this option is worth up to an additional $50.0 million to Regulus. We and Isis are each eligible to receive 7.5% of all potential upfront and milestone payments, in addition to single-digit royalties on product sales, if any. We received $1.9 million from Regulus in connection with this alliance, representing 7.5% of the $25.0 million upfront payment from Sanofi to Regulus. In addition, in October 2010, Sanofi made a $10.0 million equity investment in Regulus.
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
Critical Accounting Policies and Estimates
Revenue Recognition
          In January 2011, we adopted new authoritative guidance on revenue recognition for multiple element arrangements. The guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the six months ended June 30, 2011. Our existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements.

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
Results of Operations
          The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$20,614	$26,617	$41,511	$51,181
Operating expenses	33,732	38,243	70,305	74,113
Loss from operations	(13,118)	(11,626)	(28,794)	(22,932)
Net loss	$(13,824)	$(14,632)	$(30,109)	$(26,955)
Net Revenues from Research Collaborators
          We generate revenues through research collaborations. The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Roche	$13,994	$13,994	$27,988	$27,988
Takeda	5,493	5,489	11,261	10,923
Novartis	59	2,614	118	4,973
Government contract	44	1,521	150	3,087
Other research collaborator	822	2,696	1,643	3,517
InterfeRx program, research reagent license and other	202	303	351	693

Total net revenues from research collaborators	$20,614	$26,617	$41,511	$51,181

          The decrease in Novartis revenues for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was due primarily to the planned completion of the fifth and final year of the research program under the Novartis collaboration and license agreement in October 2010. The decrease in government contract revenues for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was primarily a result of the completion of our contract with the NIAID in December 2010. The decrease in other research collaborator revenues was primarily as a result of the $1.9 million sublicense fee recognized in connection with Regulus’ June 2010 alliance with Sanofi, representing 7.5% of the $25.0 million upfront payment from Sanofi to Regulus.

          Total deferred revenue of $180.8 million at June 30, 2011 consists of payments we have received from collaborators, primarily Roche, Takeda, Kyowa Hakko Kirin and Cubist, but have not yet recognized pursuant to our revenue recognition policies.
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
     Operating expenses
          The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months	% of Total	Three Months	% of Total
	Ended	Operating	Ended	Operating	Decrease
	June 30, 2011	Expenses	June 30, 2010	Expenses	$	%
Research and development	$25,303	75%	$28,136	74%	$(2,833)	(10)%
General and administrative	8,429	25%	10,107	26%	(1,678)	(17)%

Total operating expenses	$33,732	100%	$38,243	100%	$(4,511)	(12)%

	Six Months	% of Total	Six Months	% of Total
	Ended	Operating	Ended	Operating	Decrease
	June 30, 2011	Expenses	June 30, 2010	Expenses	$	%
Research and development	$51,652	73%	$52,836	71%	$(1,184)	(2)%
General and administrative	18,653	27%	21,277	29%	(2,624)	(12)%

Total operating expenses	$70,305	100%	$74,113	100%	$(3,808)	(5)%

          Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months		Three Months
	Ended	% of Expense	Ended	% of Expense	Increase (Decrease)
	June 30, 2011	Category	June 30, 2010	Category	$	%
Research and development
Clinical trial and manufacturing	$6,569	26%	$5,871	21%	$698	12%
Compensation and related	5,871	23%	6,268	22%	(397)	(6)%
External services	4,486	18%	5,908	21%	(1,422)	(24)%
Facilities-related	3,102	12%	3,044	11%	58	2%
Non-cash stock-based compensation	2,830	11%	3,246	12%	(416)	(13)%
Lab supplies and materials	1,594	6%	2,118	8%	(524)	(25)%
License fees	43	* %	718	2%	(675)	(94)%
Other	808	4%	963	3%	(155)	(16)%

Total research and development expenses	$25,303	100%	$28,136	100%	$(2,833)	(10)%

*	Indicates less than 1%
          Research and development expenses decreased during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due primarily to lower external service expenses, including pre-clinical costs associated with our ALN-TTR and ALN-VSP programs. License fees decreased during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 as a result of license agreements entered into during the three months ended June 30, 2010. Lab supplies and materials and compensation and related expenses also decreased during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due primarily to the reduction in workforce in connection with our September 2010 corporate restructuring. Partially offsetting these decreases was an increase in clinical trial and manufacturing expenses as we continue to advance our clinical programs.

          We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies, however, we expect that research and development expenses will remain consistent in the second half of 2011.
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

	Six Months		Six Months
	Ended	% of Expense	Ended	% of Expense	Increase (Decrease)
	June 30, 2011	Category	June 30, 2010	Category	$	%
Research and development
Clinical trial and manufacturing	$12,760	25%	$10,275	20%	$2,485	24%
Compensation and related	12,203	24%	12,318	23%	(115)	(1)%
External services	9,420	18%	10,487	20%	(1,067)	(10)%
Facilities-related	6,463	12%	5,918	11%	545	9%
Non-cash stock-based compensation	5,495	11%	6,475	12%	(980)	(15)%
Lab supplies and materials	3,276	6%	4,268	8%	(992)	(23)%
License fees	349	1%	1,181	2%	(832)	(70)%
Other	1,686	3%	1,914	4%	(228)	(12)%

Total research and development expenses	$51,652	100%	$52,836	100%	$(1,184)	(2)%

          Research and development expenses decreased during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due primarily to lower external service expenses, including pre-clinical costs associated with our ALN-TTR and ALN-VSP programs. Partially offsetting this decrease was an increase in clinical trial and manufacturing expenses as we continue to advance our clinical programs.
          General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2011	Category	June 30, 2010	Category	$	%
General and administrative
Consulting and professional services	$4,198	50%	$5,499	54%	$(1,301)	(24)%
Compensation and related	1,707	20%	1,575	16%	132	8%
Non-cash stock-based compensation	1,384	16%	1,822	18%	(438)	(24)%
Facilities-related	591	7%	583	6%	8	1%
Other	549	7%	628	6%	(79)	(13)%

Total general and administrative expenses	$8,429	100%	$10,107	100%	$(1,678)	(17)%

          The decrease in general and administrative expenses during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was due primarily to lower consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 — Legal Proceedings.
          We expect that general and administrative expenses will remain consistent in the second half of 2011.

	Six Months	% of	Six Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2011	Category	June 30, 2010	Category	$	%
General and administrative
Consulting and professional services	$9,674	52%	$11,635	55%	$(1,961)	(17)%
Compensation and related	3,764	20%	3,225	15%	539	17%
Non-cash stock-based compensation	2,841	15%	3,920	18%	(1,079)	(28)%
Facilities-related	1,258	7%	1,185	6%	73	6%
Other	1,116	6%	1,312	6%	(196)	(15)%

Total general and administrative expenses	$18,653	100%	$21,277	100%	$(2,624)	(12)%

          The decrease in general and administrative expenses during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was due primarily to lower consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 — Legal Proceedings.
Other income (expense)
          We incurred $1.0 million and $2.1 million of equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and six months ended June 30, 2011, respectively, as compared to $3.9 million and $5.5 million for the three and six months ended June 30, 2010, respectively, related to our share of the net losses incurred by Regulus.
          Interest income was $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively, as compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively. The decrease was due primarily to lower average cash, cash equivalent and marketable securities balances.
Liquidity and Capital Resources
          The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2011	2010
Net loss	$(30,109)	$(26,955)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	13,320	18,187
Changes in operating assets and liabilities	(16,095)	(31,147)

Net cash used in operating activities	(32,884)	(39,915)
Net cash provided by (used in) investing activities	24,924	(34,425)
Net cash provided by financing activities	471	3,083
Effect of exchange rate on cash	—	(29)

Net decrease in cash and cash equivalents	(7,489)	(71,286)
Cash and cash equivalents, beginning of period	74,599	137,468

Cash and cash equivalents, end of period	$67,110	$66,182

          Since we commenced operations in 2002, we have generated significant losses. At June 30, 2011, we had an accumulated deficit of $373.5 million. At June 30, 2011, we had cash, cash equivalents and marketable securities of $316.0 million, compared to cash, cash equivalents and marketable securities of $349.9 million at December 31, 2010. We invest primarily in cash equivalents, U.S. government and municipal obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at June 30, 2011.
          Operating activities
          We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception.

For the six months ended June 30, 2011, net cash used in operating activities of $32.9 million was due primarily to our net loss and a decrease in deferred revenue of $30.3 million. These amounts were partially offset by the receipt of our income tax refund of $10.7 million in March 2011. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.), and depreciation and amortization.
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
          Investing activities
          For the six months ended June 30, 2011, net cash provided by investing activities of $24.9 million resulted primarily from net sales and maturities of marketable securities. For the six months ended June 30, 2010, net cash used in investing activities of $34.4 million resulted primarily from net purchases of marketable securities of $31.9 million and purchases of property and equipment of $2.5 million related to our Cambridge facility.
          Financing activities
          For the six months ended June 30, 2011, net cash of $0.5 million provided by financing activities was due to proceeds from the issuance of common stock in connection with stock option exercises. For the six months ended June 30, 2010, net cash provided by financing activities of $3.1 million was due to proceeds of $1.0 million from our issuance of common stock to Novartis in April 2010, as well as proceeds from the issuance of common stock in connection with stock option exercises.
          Operating Capital Requirements
          We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, for which we have not recognized any impairment charges, together with the cash we expect to generate under our current alliances, will be sufficient to fund our planned operations for at least the next several years, For this and other reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.
          In the future, we may seek additional funding through additional collaborative arrangements and public or private financings. In July 2011, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock and/or other securities, for up to an aggregate of $150 million, for future issuance. During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents and investment securities and raising capital generally, which have had a material adverse impact on their liquidity. The current economic downturn has diminished the availability of capital and may limit our ability to access these markets to obtain financing in the future. As a result of these and other factors, additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue.
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
Recent Accounting Pronouncements
          In May 2011, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We do not expect that adoption of this new standard will have a material impact on our condensed consolidated financial statements.
          In June 2011, the FASB issued a new accounting standard that eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires the consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this new standard do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This new standard is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this new standard only requires enhanced disclosure, the adoption of this standard will not impact our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2011, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.1 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at June 30, 2011.
ITEM 4. CONTROLS AND PROCEDURES.
          Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a—15(d) and 15d—15(d) under the Exchange Act) occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Tekmira Litigation
          On March 16, 2011, Tekmira and Protiva filed a civil complaint in the Business Litigation Section of the Suffolk County Superior Court, in Boston, Massachusetts against us and on June 3, 2011, the plaintiffs filed an amended complaint adding AlCana, a research collaborator of ours, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy, and tortious interference with contractual relationships by us and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, and unfair and deceptive trade practices by us, and seeks injunctive relief and unspecified damages and other relief. On April 6, 2011, we timely served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims in this action, together with counterclaims against the plaintiffs. On June 28, 2011, we timely served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and counterclaims against the plaintiffs asserting breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. We are seeking the dismissal of plaintiffs’ claims and judgment in our favor, as well as damages and equitable relief.
     University of Utah Litigation
          On March 22, 2011, The University of Utah, or the University, filed a civil complaint in the United States District Court for the District of Massachusetts by against us, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and the University of Massachusetts, or UMass, claiming a professor at the University is the sole inventor, or in the alternative, a joint inventor, of the Tuschl patents. The University did not serve the original complaint on us or the other defendants. On July 6, 2011, the University filed an amended complaint alleging substantially the same claims against us, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on us on July 14, 2011. The University is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief.
          Although we believe we have meritorious defenses to each of the claims in the lawsuits described above and intend to fully defend ourselves in these matters, litigation is subject to inherent uncertainty and a court could ultimately rule against us in one or both of these matters. In addition, the defense of litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.

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
          We have experienced significant operating losses since our inception. At June 30, 2011, we had an accumulated deficit of $373.5 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies or funding from contracts with the government or foundations, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenue derived from such sources will not be sufficient to make us consistently profitable.
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
          Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, under our shelf registration statement or otherwise, further dilution to our stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us, subject to certain exceptions. These rights continue until the earlier of any sale by Novartis of shares of our common stock and the expiration or termination of our license agreement with Novartis, subject to certain exceptions. Pursuant to the terms of its investor rights agreement with us, Novartis purchased an aggregate of 335,033 shares of our common stock, resulting in aggregate payments to us of $7.6 million. These purchases allowed Novartis to maintain its ownership position of approximately 13.4% of our outstanding common stock. While the exercise of these rights by Novartis has provided us with funding, and the exercise in the future by Novartis may provide us with additional funding under some circumstances, these exercises have caused, and any future exercise of these rights by Novartis will also cause further, dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets.
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
          At June 30, 2011, we had $316.0 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government and municipal obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
          In September 2007, we and Isis formed Regulus, of which we owned approximately 45% at June 30, 2011, to discover, develop and commercialize microRNA therapeutics. Regulus is exploring therapeutic opportunities that arise from dysregulation of microRNAs. Neither Regulus nor any other company has received regulatory approval to market therapeutics utilizing microRNA technology. In connection with the establishment of Regulus, we exclusively licensed to Regulus our intellectual property rights covering microRNA technology. Generally, we do not have rights to pursue microRNA therapeutics independently of Regulus. If Regulus is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.
          Moreover, Regulus has formed a collaboration with GSK pursuant to which GSK has provided Regulus with loans totaling $5.4 million, including accrued interest. These loans are guaranteed by us and Isis. If Regulus is unable to repay GSK or convert the loans into Regulus common stock, we could be liable for our share of these obligations, and our business could be adversely affected.
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
          Since we commenced operations in 2002, we have grown substantially. At June 30, 2011, we had 173 employees in our facility in Cambridge, Massachusetts. We expect that as we seek to increase the number of product candidates we are developing we will need to expand our operations in the future. This growth may place a strain on our administrative and operational infrastructure. If product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
          Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have several programs in clinical development. We are developing ALN-RSV01 for the treatment of RSV infection. In January 2008, we completed our GEMINI study, a Phase II clinical trial designed to evaluate the safety, tolerability and anti-viral activity of ALN-RSV01 in adult subjects experimentally infected with RSV. During 2009, we completed a Phase IIa clinical trial assessing the safety and tolerability of ALN-RSV01 in adult lung transplant patients naturally infected with RSV. In February 2010, we initiated a Phase IIb clinical trial to evaluate the clinical efficacy endpoints as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. The objective of this Phase IIb clinical trial is to repeat and extend the clinical results observed in the Phase IIa clinical trial. In addition, in March 2009, we initiated a Phase I clinical trial of ALN-VSP, our first systemically delivered RNAi therapeutic. We are developing ALN-VSP for the treatment of primary and secondary liver cancer. In July 2010, we also initiated a Phase I clinical trial for ALN-TTR01, our second systemically delivered RNAi therapeutic, which targets the TTR gene for the treatment of ATTR. In July 2011, we filed a CTA with the MHRA to initiate a Phase I clinical trial of ALN-PCS for the treatment of severe hypercholesteremia. However, we may not be able to further advance these or any other product candidate through clinical trials.
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
          Some product candidates that we develop may need to be administered using specialized drug delivery devices that deliver RNAi therapeutics directly to diseased parts of the body. For example, we believe that product candidates we develop for HD or other central nervous system diseases may need to be administered using such a device. For neurodegenerative diseases, we have entered into a collaboration agreement with Medtronic to pursue potential development of drug-device combinations incorporating RNAi therapeutics. We may not achieve successful development results under this collaboration and may need to seek other collaborations to develop alternative drug delivery systems, or utilize existing drug delivery systems, for the direct delivery of RNAi therapeutics for these diseases. While we expect to rely on drug delivery systems that have been approved by the FDA or other regulatory agencies to deliver drugs like ours to diseased parts of the body, we, or our collaborator, may need to modify the design or labeling of such delivery device for some products we may develop. In such an event, the FDA may regulate the product as a combination product or require additional approvals or clearances for the modified delivery device. Further, to the extent the specialized delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device, or its labeling, and to obtain any additional approvals or clearances. In cases where we do not have an ongoing collaboration with the company that makes the device, obtaining such additional approvals or clearances and the cooperation of such other company could significantly delay and increase the cost of obtaining marketing approval, which could reduce the commercial viability of our product candidate. In addition, the use of a specialized delivery system, even if previously approved, could complicate the design or analysis of clinical trials for our RNAi therapeutics. In summary, we may be unable to find, or experience delays in finding, suitable drug delivery systems to administer RNAi therapeutics directly to diseased parts of the body, which could negatively affect our ability to successfully commercialize these RNAi therapeutics.
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
          We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed in recent years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.
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
          Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. While issued patents are presumed valid, this does not guarantee that the patent will survive a validity challenge or be held enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, adjudged unenforceable or circumvented by parties attempting to design around our intellectual property. Moreover, third parties or the United States Patent and Trademark Office, or USPTO, may commence interference proceedings involving our patents or patent applications. For example, the USPTO has declared an interference between our issued patent covering ALN-VSP, our RNAi therapeutic undergoing clinical testing for the treatment of liver cancers, and a pending third-party application. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications, would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.
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
          Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Tekmira and Protiva filed a civil complaint in the Business Litigation Section of the Suffolk County Superior Court, in Boston, Massachusetts against us and on June 3, 2011, the plaintiffs filed an amended complaint adding AlCana, a research collaborator of ours, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy, and tortious interference with contractual relationships by us and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, unfair and deceptive trade practices by us, and seeks injunctive relief and unspecified damages and other relief. In April 2011, we served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims in this action, together with counterclaims against the plaintiffs. In June 2011, we served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and counterclaims against the plaintiffs asserting breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. We are seeking the dismissal of the plaintiffs’ claims and judgment in our favor, as well as damages and equitable relief. Although we believe we have meritorious defenses to each of the claims in this lawsuit and intend to fully defend ourselves in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against us and award substantial damages. In addition, defense of litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
          Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, the University of Utah filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of the University is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. The original complaint was not served on any of the parties and, in July 2011, the University filed an amended complaint containing substantially the same claims as the original complaint against us, Max Planck, Whitehead, MIT and UMass. The amended complaint alleges the defendants have incorrectly determined inventorship of some of our in-licensed patents and further claims unjust enrichment, unfair competition, false advertising and seeks correction of inventorship, injunctive relief and unspecified damages. We believe we have meritorious defenses against each of the claims in this lawsuit and intend to fully defend ourselves in this matter if the complaint is served. However, litigation is subject to inherent uncertainty and a court could ultimately rule against us.
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
          At June 30, 2011, Novartis held 13.1% of our outstanding common stock and has the right to maintain its ownership percentage until the earlier of any sale by Novartis of shares of our common stock and the expiration or termination of our collaboration and license agreement, subject to certain exceptions. This concentration of ownership may harm the market price of our common stock by:
•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.
Sales of additional shares of our common stock could result in dilution to existing stockholders and cause the price of our common stock to decline.
          Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, by us or others could adversely affect the price of our common stock. Novartis has rights, subject to certain conditions, to require us to file registration statements covering its shares or to include its shares in registration statements that we file, including the shelf registration statement we filed in July 2011. In addition, if Novartis decides to sell a portion of its shares in a rapid or disorderly manner, our stock price could be negatively impacted.

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
ITEM 5. OTHER INFORMATION.
          As we previously reported, in a non-binding advisory vote at our 2011 Annual Meeting of Stockholders, a majority of the votes cast voted in favor of an annual advisory stockholder vote on the compensation of our named executive officers. After taking into consideration these voting results and our board of director’s recommendation in favor of an annual advisory stockholder vote on the compensation of our named executive officers, we intend to hold future advisory votes on the compensation of our named executive officers every year.

ITEM 6. EXHIBITS.

10.1†	Sponsored Research Agreement dated as of July 27, 2009 by and among the Company, The University of British Columbia and AlCana Technologies, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2011 (File No. 000-50743) and incorporated herein by reference).

10.2†	Supplemental Agreement effective July 27, 2009 by and among the Company, Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics Inc., The University of British Columbia and AlCana Technologies, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2011 (File No. 000-50743) and incorporated herein by reference).

12#	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges.

31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1#	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2#	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101+	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

#	Filed herewith.

+	Furnished herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 3, 2011	/s/ John M. Maraganore John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	/s/ Michael P. Mason Michael P. Mason
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)