Form 10-Q
period 2011-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2011-11-03
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At October 31, 2011, the registrant had 42,726,984 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010	2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010	3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010	4
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4. CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	32

ITEM 1A. RISK FACTORS	33

ITEM 6. EXHIBITS	56

SIGNATURES	57
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$74,336	$74,599
Marketable securities	98,685	158,532
Collaboration receivables	2,027	3,450
Income taxes receivable	—	10,669
Prepaid expenses and other current assets	4,909	6,889

Total current assets	179,957	254,139
Marketable securities	113,218	116,773
Property and equipment, net	15,309	18,289
Investment in joint venture (Regulus Therapeutics Inc.)	1,421	3,616
Intangible assets, net	318	448

Total assets	$310,223	$393,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,486	$9,312
Accrued expenses	12,230	11,116
Deferred rent	484	484
Deferred revenue	75,727	81,134

Total current liabilities	93,927	102,046
Deferred rent, net of current portion	2,884	2,869
Deferred revenue, net of current portion	84,810	129,974
Other long-term liabilities	729	143

Total liabilities	182,350	235,032

Commitments and contingencies (Notes 4, 5 and 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 42,687,941 shares issued and outstanding at September 30, 2011; 42,343,423 shares issued and outstanding at December 31, 2010	427	423
Additional paid-in capital	514,290	500,443
Accumulated other comprehensive (loss) income	(151)	714
Accumulated deficit	(386,693)	(343,347)

Total stockholders’ equity	127,873	158,233

Total liabilities and stockholders’ equity	$310,223	$393,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues from research collaborators	$20,791	$27,668	$62,302	$78,849

Operating expenses:
Research and development (1)	24,274	27,468	75,926	80,304
General and administrative (1)	8,955	8,928	27,608	30,205

Total operating expenses	33,229	36,396	103,534	110,509

Loss from operations	(12,438)	(8,728)	(41,232)	(31,660)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(467)	(1,226)	(2,551)	(6,723)
Interest income	265	602	969	1,833
Other (expense) income	(597)	20	(532)	52

Total other income (expense)	(799)	(604)	(2,114)	(4,838)

Loss before income taxes	(13,237)	(9,332)	(43,346)	(36,498)
Provision for income taxes	—	(298)	—	(87)

Net loss	$(13,237)	$(9,630)	$(43,346)	$(36,585)

Net loss per common share — basic and diluted	$(0.31)	$(0.23)	$(1.02)	$(0.87)

Weighted average common shares used to compute basic and diluted net loss per common share	42,654	42,123	42,389	41,989

Comprehensive loss:
Net loss	$(13,237)	$(9,630)	$(43,346)	$(36,585)
Foreign currency translation	—	—	—	(29)
Unrealized gain (loss) on marketable securities	95	2	(865)	601

Comprehensive loss	$(13,142)	$(9,628)	$(44,211)	$(36,013)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,789	$2,725	$8,284	$9,200
General and administrative	1,469	1,786	4,310	5,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(43,346)	$(36,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,888	3,650
Deferred income taxes	—	(133)
Non-cash stock-based compensation	12,594	14,906
Charge for 401(k) company stock match	393	402
Equity in loss of joint venture (Regulus Therapeutics Inc.)	2,551	6,723
Other than temporary impairment on equity securities	595	—
Changes in operating assets and liabilities:
Collaboration receivables	1,423	1,163
Income taxes receivable	10,669	—
Prepaid expenses and other assets	1,980	(2,281)
Accounts payable	(3,826)	(5,928)
Income taxes payable	—	(5,546)
Accrued expenses and other	1,741	553
Deferred revenue	(50,571)	(40,877)

Net cash used in operating activities	(61,909)	(63,953)

Cash flows from investing activities:
Purchases of property and equipment	(767)	(3,594)
Purchases of marketable securities	(217,821)	(287,493)
Sales and maturities of marketable securities	279,763	261,346

Net cash provided by (used in) investing activities	61,175	(29,741)

Cash flows from financing activities:
Proceeds from issuance of common stock	471	2,143
Proceeds from issuance of shares to Novartis	—	993

Net cash provided by financing activities	471	3,136

Effect of exchange rate on cash	—	(29)

Net decrease in cash and cash equivalents	(263)	(90,587)
Cash and cash equivalents, beginning of period	74,599	137,468

Cash and cash equivalents, end of period	$74,336	$46,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2010, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2011. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
     The accompanying condensed consolidated financial statements reflect the operations of the Company and Alnylam U.S., Inc., Alnylam Europe AG (“Alnylam Europe”) and Alnylam Securities Corporation, wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method of accounting to account for its investment in Regulus Therapeutics Inc. (“Regulus”).
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
Net Loss Per Common Share
     Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and unvested restricted stock awards. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.
     The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Nine Months Ended
	September 30,
	2011	2010
Options to purchase common stock	8,802	7,915
Unvested restricted common stock	355	—

	9,157	7,915

Restricted Stock Awards
     The fair value of restricted stock awards granted to employees is based upon the quoted closing market price per share on the date of grant, adjusted for assumed forfeitures. For performance-based restricted stock awards, the value of the awards is measured when the Company determines the achievement of such performance conditions is deemed probable. Expense is recognized over the vesting period, commencing when the Company determines that it is probable that the awards will vest. In May 2011, the Company granted an aggregate of 229,806 shares of performance-based restricted stock awards to its employees, excluding the Company’s leadership team. These restricted stock awards were valued at $2.3 million on the grant date and have a term of five years. The vesting of these awards is predicated on the Company’s achievement of certain clinical development goals. For the three and nine months ended September 30, 2011, the Company recorded $0.4 million and $0.7 million, respectively, of stock-based compensation expense related to these restricted stock awards.
Fair Value Measurements
     The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

	At	Quoted Prices in	Significant	Significant
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$67,515	$59,517	$7,998	$—
Marketable securities (fixed income)
Corporate notes	108,669	—	108,669	—
U.S. Government obligations	81,287	—	81,287	—
Commercial paper	21,197	—	21,197	—
Marketable securities (equity holdings)	750	—	750	—

Total	$279,418	$59,517	$219,901	$—

	At	Quoted Prices in	Significant	Significant
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$59,702	$40,686	$19,016	$—
Marketable securities (fixed income)
Corporate notes	133,341	—	133,341	—
U.S. Government obligations	122,273	—	122,273	—
Commercial paper	17,733	—	17,733	—
Marketable securities (equity holdings)	1,958	—	1,958	—

Total	$335,007	$40,686	$294,321	$—

     During the nine months ended September 30, 2011, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
Investments in Marketable Securities
     The Company invests its excess cash balances in short-term and long-term marketable debt and equity securities. The Company classifies its investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in debt and equity securities as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, marks the investment to market through a charge to its condensed consolidated statements of operations. The Company did not record any impairment charges related to its fixed income marketable securities during the current period. During the three and nine months ended September 30, 2011, the Company recorded an impairment charge of $0.6 million related to its investment in equity securities of Tekmira Pharmaceuticals Corporation (“Tekmira”), as the decrease in the fair value of this investment was deemed to be other than temporary. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds, U.S. government obligations and commercial paper.
     The following tables summarize the Company’s marketable securities at September 30, 2011 and December 31, 2010, in thousands:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper (Due within 1 year)	$21,198	$1	$(2)	$21,197
Corporate notes (Due within 1 year)	52,183	23	(26)	52,180
Corporate notes (Due after 1 year through 2 years)	56,607	21	(139)	56,489
U.S. Government obligations (Due within 1 year)	25,304	5	(1)	25,308
U.S. Government obligations (Due after 1 year through 2 years)	56,012	4	(37)	55,979
Equity securities	750	—	—	750

Total	$212,054	$54	$(205)	$211,903

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Commercial paper (Due within 1 year)	$17,734	$2	$(3)	$17,733
Corporate notes (Due within 1 year)	116,385	204	(23)	116,566
Corporate notes (Due after 1 year through 2 years)	16,767	33	(25)	16,775
U.S. Government obligations (Due within 1 year)	24,246	1	(14)	24,233
U.S. Government obligations (Due after 1 year through 2 years)	98,111	22	(93)	98,040
Equity securities	1,345	613	—	1,958

Total	$274,588	$875	$(158)	$275,305

Subsequent Events
     The Company evaluated all events or transactions that occurred after September 30, 2011 through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognized or nonrecognized subsequent events.
Recent Accounting Pronouncements
     In January 2011, the Company adopted new authoritative guidance on revenue recognition for multiple element arrangements. The guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. The Company did not enter into any significant multiple element arrangements or materially modify any existing multiple element arrangements during the nine months ended September 30, 2011. The Company’s existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements.
     In January 2011, the Company adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which the Company has continuing performance obligations. Consideration for events that meet the definition of a milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met: (i) the milestone is commensurate with either the Company’s performance in achieving the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from the Company’s performance in achieving the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. The adoption of this guidance does not materially change the Company’s previous method of recognizing milestone payments. The Company will evaluate all potential future milestones under existing arrangements with licensing partners, as specified below, and any new arrangements with milestones, under the new revenue recognition guidance for milestone payments.
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
     In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this amendment is not expected to have a material impact on the Company’s condensed consolidated financial statements.
2. SIGNIFICANT AGREEMENTS
     The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Roche	$13,995	$13,995	$41,983	$41,983
Takeda	5,494	5,556	16,755	16,479
Novartis	15	3,984	133	8,957
Other	1,287	4,133	3,431	11,430

Total net revenues from research collaborators	$20,791	$27,668	$62,302	$78,849

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
     In November 2010, Roche announced the discontinuation of certain activities in research and early development, including its RNAi research efforts. The remaining deliverables under the LCA currently remain in effect. In October 2011, Arrowhead Research Corporation (“Arrowhead”) announced its acquisition of RNA therapeutics assets from Roche, including the LCA. In the event Arrowhead terminates the LCA or the Company and Arrowhead mutually agree to modify the LCA, the Company will reassess its deliverables and the period over which it will complete its performance obligations under the LCA. At September 30, 2011, deferred revenue under the LCA was $51.3 million.
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

     In consideration for the rights granted to Takeda under the Takeda Collaboration Agreement, Takeda agreed to pay the Company $150.0 million in upfront and near-term technology transfer payments. In addition, the Company has the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda Collaboration Agreement. In June 2008, Takeda paid the Company an upfront payment of $100.0 million and agreed to pay an additional $50.0 million to the Company upon achievement of specified technology transfer milestones. Of this $50.0 million, $20.0 million was paid to the Company in October 2008, $20.0 million was paid to the Company in March 2010 and $10.0 million was paid to the Company in March 2011 (collectively, “Technology Transfer Milestones”). If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay the Company $50.0 million for each of up to approximately 20 total additional fields selected, if any, comprising substantially all other fields of human disease, as identified and agreed upon by the parties. In addition, for each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, the Company is entitled to receive specified development and commercialization milestones, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any.
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
     The Company is recognizing the upfront payment of $100.0 million and the Technology Transfer Milestones of $50.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown, and therefore, cannot utilize the proportional performance model. As future substantive milestones are achieved, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. At September 30, 2011, deferred revenue under the Takeda Collaboration Agreement was $80.3 million.
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

     The Investor Rights Agreement provides Novartis with the right generally to maintain its ownership percentage in the Company until the earlier of any sale by Novartis of shares of the Company’s common stock and the expiration or termination of the Collaboration and License Agreement, subject to certain exceptions. At September 30, 2011, Novartis owned 13.1% of the Company’s outstanding common stock.
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
     The Company believes the estimated period of performance under the Collaboration and License Agreement is ten years, which includes the three-year initial term of the agreement, two one-year extensions elected by Novartis and limited support as part of a technology transfer until 2015, the fifth anniversary of the completion of the research term under the Collaboration and License Agreement. The Company continues to use an expected term of ten years in its proportional performance model. The Company reevaluates the expected term when new information is known that could affect the Company’s estimate. In the event the Company’s period of performance is different than estimated, the Company will adjust the amount of revenue recognized on a prospective basis. At September 30, 2011, deferred revenue under the Novartis Collaboration and License Agreement was $0.2 million.
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
     The Company has determined that the deliverables under the Kyowa Hakko Kirin Agreement include the license, the joint steering committee, the manufacturing services and any Additional Compounds. The Company has determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the individual deliverables are not separable and, accordingly, must be accounted for as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. The Company is currently unable to reasonably estimate its period of performance under the Kyowa Hakko Kirin Agreement, as it is unable to estimate the timeline of its deliverables related to the fixed-price option granted to Kyowa Hakko Kirin for any Additional Compounds. The Company is deferring all revenue under the Kyowa Hakko Kirin Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Kyowa Hakko Kirin Agreement. At September 30, 2011, deferred revenue under the Kyowa Hakko Kirin Agreement was $15.5 million.
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
     The Company is recognizing the upfront payment of $20.0 million on a straight-line basis over approximately eight years because the Company is unable to reasonably estimate the level of effort to fulfill its performance obligations, and therefore, cannot utilize a proportional performance model. As future substantive milestones are achieved, the Company will recognize as revenue a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. At September 30, 2011, deferred revenue under the Cubist Agreement was $13.2 million.
     Under the terms of the Cubist Agreement, the Company and Cubist share responsibility for developing Licensed Products in North America, and each bears one-half of the related development costs, provided that under the terms of the Amendment, the Company is funding the advancement of ALN-RSV01 for adult lung transplant patients and Cubist retains an opt-in right. For revenue generating arrangements that involve cost sharing between the parties, the Company presents the results of activities for which it acts as the principal on a gross basis and reports any payments received from, or made to, other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. As the Company is not considered the principal under the Cubist Agreement, the Company records any amounts due from Cubist as a reduction of research and development expense.

3. INCOME TAXES
     The Company expects to generate U.S. taxable losses during 2011 and has recorded no income tax provision for the three or nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, the Company recorded a provision for income taxes of $0.3 million and $0.1 million, respectively.
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
     The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At September 30, 2011, the Company had $0.1 million of total gross unrecognized tax benefits that, if recognized, would favorably impact the Company’s effective income tax rate in future periods.
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
     In consideration for the Company’s and Isis’ initial interests in Regulus, each party granted Regulus exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus. In March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus. In October 2010, in connection with its strategic alliance with Regulus formed in June 2010, Sanofi made a $10.0 million equity investment in Regulus. As a result of this investment, the Company recognized a gain of $4.4 million due to the increase in valuation of Regulus. This amount was recorded as other income in the Company’s consolidated statements of operations for the year ended December 31, 2010. At September 30, 2011, the Company, Isis and Sanofi owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are the Company’s employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.
     The Company has reviewed the consolidation guidance that defines a variable interest entity (“VIE”) and concluded that Regulus currently qualifies as a VIE. The Company does not consolidate Regulus as the Company lacks the power to direct the activities that could significantly impact the economic success of this entity. At September 30, 2011, the total carrying value of the Company’s investment in Regulus in its condensed consolidated balance sheets was $1.4 million under the equity method. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the Company’s investment, as well the portion of Regulus’ debt, including accrued interest, guaranteed by the Company which was $5.4 million at September 30, 2011.
     The Company accounts for its investment in Regulus using the equity method of accounting. Summary results of Regulus’ operations for the three and nine months ended September 30, 2011 and 2010 and balance sheets at September 30, 2011 and December 31, 2010 are presented in the tables below, in thousands (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Statement of Operations Data:
Net revenues	$3,809	$2,309	$10,426	$3,804
Operating expenses	4,783	4,743	15,688	17,182

Loss from operations	(974)	(2,434)	(5,262)	(13,378)
Other expense	(67)	(48)	(322)	(132)

Net loss	$(1,041)	$(2,482)	$(5,584)	$(13,510)

	September 30, 2011	December 31, 2010
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$44,088	$54,789
Working capital	29,587	40,446
Total assets	48,810	59,703
Notes payable	11,262	11,270
Total stockholders’ equity	2,964	7,996
5. COMMITMENTS AND CONTINGENCIES
Litigation
Tekmira Litigation
     On March 16, 2011, Tekmira and Protiva Biotherapeutics, Inc. filed a civil complaint against the Company in the Business Litigation Section of the Suffolk County Superior Court, in Boston, Massachusetts and on June 3, 2011, the plaintiffs filed an amended complaint adding AlCana Technologies, Inc. (“AlCana”), a research collaborator of the Company, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy, and tortious interference with contractual relationships by the Company and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, and unfair and deceptive acts and practices by the Company. The plaintiffs seek, among other relief, injunctive relief, unspecified damages and the termination of licenses that the plaintiffs provided to the Company. On April 6, 2011, the Company timely served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims, together with counterclaims against the plaintiffs. On June 28, 2011, the Company timely served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and counterclaims against the plaintiffs asserting breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. The Company is seeking damages and equitable relief on its counterclaims. In September 2011, the Court granted the plaintiffs’ motion to dismiss the Company’s counterclaim for defamation. The Company has a number of additional counterclaims remaining against the plaintiffs.
University of Utah Litigation
     On March 22, 2011, The University of Utah (the “University”) filed a civil complaint in the United States District Court for the District of Massachusetts against the Company, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation GmbH (together, “Max Planck”), the Whitehead Institute for Biomedical Research (“Whitehead”), the Massachusetts Institute of Technology (“MIT”) and the University of Massachusetts (“UMass”), claiming a professor at the University is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. The University did not serve the original complaint on the Company or the other defendants. On July 6, 2011, the University filed an amended complaint alleging substantially the same claims against the Company, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on the Company on July 14, 2011. The University is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, the Company, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which the Company, Max Planck, Whitehead and MIT have joined.

     Although the Company believes that it has meritorious defenses to each of the claims in the lawsuits described above and intends to fully defend itself in these matters, litigation is subject to inherent uncertainty and a court could ultimately rule against the Company in one or both of these matters. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in running the Company’s business. The Company has not recorded an estimate of the possible loss associated with the legal proceedings described above due in each case to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.
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
6. RESTRUCTURING
     In September 2010, as a result of the planned completion of the fifth and final year of the research program under the Novartis Collaboration and License Agreement and the Company’s reduced need for service-based collaboration resources, the Company’s Board of Directors approved and the Company effected a corporate restructuring to focus the Company’s resources on its most promising programs and significantly reduce its cost structure. The corporate restructuring included a reduction of the Company’s overall workforce by approximately 25%.
     During the year ended December 31, 2010, the Company recorded $2.2 million of restructuring-related costs in operating expenses, including employee severance, benefits and related costs. During the nine months ended September 30, 2011, the Company did not record any additional restructuring related costs.
     The following table summarizes the components of the Company’s restructuring expenses recorded in operating expenses and in current liabilities, in thousands:

	Original	(Reversals) or	Amounts	Amounts
	Charges and Amounts	Adjustments to	Paid Through	Accrued at
	Accrued	Charges	September 30, 2011	September 30, 2011
Employee severance, benefits and related costs	$2,193	$(20)	$2,173	$—

Total	$2,193	$(20)	$2,173	$—

     The following table summarizes the components of the Company’s restructuring activities for the nine months ended September 30, 2011, in thousands:

	Amounts	(Reversals) or	Amounts	Amounts
	Accrued at	Adjustments to	Paid Through	Accrued at
	December 31, 2010	Charges	September 30, 2011	September 30, 2011
Employee severance, benefits and related costs	$977	$—	$977	$—

Total	$977	$—	$977	$—

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
     Our core product strategy, which we refer to as “Alnylam 5x15,” is focused on the development and commercialization of innovative RNAi therapeutics for the treatment of genetically defined diseases. Under our core product strategy, we expect to progress five RNAi therapeutic programs into advanced stages of clinical development by the end of 2015. As part of this strategy, our goal is to develop product candidates with the following shared characteristics: a genetically defined target and disease; the potential to have a significant impact in high unmet need patient populations; the ability to leverage our existing RNAi delivery platform; the opportunity to monitor an early biomarker in Phase I clinical trials for human proof of concept; and the existence of clinically relevant endpoints for the filing of a new drug application, or NDA, with a focused patient database and possible accelerated paths for commercialization. We intend to focus on developing and commercializing certain products arising from this core product strategy on our own in the United States and potentially certain other countries. We intend to enter into alliances to develop and commercialize other core products both in the United States and in other global territories. We currently have four core programs in clinical or pre-clinical development: ALN-TTR for the treatment of transthyretin-mediated amyloidosis, or ATTR; ALN-PCS for the treatment of severe hypercholesterolemia; ALN-HPN for the treatment of refractory anemia; and ALN-APC for the treatment of hemophilia. As part of our core product strategy, at or around the end of 2011, we expect to designate one additional RNAi therapeutic candidate targeting a genetically defined disease.
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
     Our second core product development program is ALN-PCS. ALN-PCS employs a proprietary second-generation LNP formulation, specifically using the MC3 lipid. We are developing ALN-PCS, a systemically delivered RNAi therapeutic, for the treatment of severe hypercholesterolemia. ALN-PCS targets a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, which is involved in the regulation of LDL receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-c, which is also commonly referred to as “bad cholesterol.” In September 2011, we initiated a Phase I clinical trial for ALN-PCS in the United Kingdom. The Phase I clinical trial is a randomized, single-blind, placebo-controlled, single-ascending dose study, intended to enroll approximately 32 healthy volunteer subjects with elevated baseline LDLc. The primary objective of the clinical trial is to evaluate the safety and tolerability of a single dose of ALN-PCS, with patients being enrolled into five sequential cohorts of increasing doses ranging from 0.015 to 0.25 mg/kg. Secondary objectives include characterization of plasma and urine pharmacokinetics of ALN-PCS, and assessment of pharmacodynamic effects of the drug on plasma PCSK9 protein and LDLc levels measured from serial blood samples prior to and following dosing.
     We have designated ALN-HPN as our third core product development program. ALN-HPN is a systemically delivered RNAi therapeutic targeting the hepcidin pathway, a genetically validated gene pathway in iron homeostasis, for the treatment of refractory anemia. Anemia of chronic disease, or ACD, occurs in patients with end-stage renal disease, cancer and chronic inflammatory disease. ACD patients who are refractory to erythropoiesis-stimulating agents and intravenous iron define a condition of refractory anemia for which there is substantial unmet need. Pre-clinical studies with a small interfering RNA, or siRNA, targeting hepcidin demonstrated the ability to silence the gene and increase serum iron levels. ALN-HPN also employs a second-generation LNP formulation. We are currently conducting additional pre-clinical studies of ALN-HPN.
     We have designated ALN-APC as our fourth core product development program. ALN-APC is a systemically delivered RNAi therapeutic targeting protein C, a genetically defined target, for the treatment of hemophilia. Protein C is expressed exclusively in the liver, circulates in plasma and defines a key natural anticoagulant pathway. Activated protein C (APC) inactivates factors Va and VIIIa, both proteins in the blood coagulation pathway, resulting in reduced thrombin generation. ALN-APC provides a pharmacologic strategy to reproduce the human genetics observed with co-inheritance of prothrombotic factors in hemophilia. RNAi silencing of protein C is expected to increase thrombin generation in hemophilia patients thereby reducing the frequency of bleeding. Preclinical studies of an siRNA targeting protein C showed dose-dependent silencing of the protein C mRNA. Further, administration of the siRNA resulted in marked reductions in protein C plasma levels. We are currently conducting additional pre-clinical studies of ALN-APC.
     As noted above, while focusing our efforts on our core product strategy, we also intend to continue to advance additional partner-based development programs, including ALN-RSV, ALN-VSP and ALN-HTT, through existing or future alliances.
     In February 2010, we initiated a multi-center, global, randomized, double-blind, placebo-controlled Phase IIb clinical trial to evaluate the clinical efficacy as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. Patients are being randomized in a one-to-one drug to placebo ratio. The primary endpoint of this clinical trial is a reduction in the incidence of new or progressive bronchiolitis obliterans syndrome, or BOS, a potentially life-threatening complication in lung transplant patients. During 2010, we amended the protocol of this clinical trial to perform an interim analysis, blinded to us and investigators, which could expand enrollment from 76 to up to 120 patients. The interim analysis will be performed when 75% of patients are evaluable for the BOS endpoint at six months. We have formed collaborations with Cubist Pharmaceuticals, Inc., or Cubist, and Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, for the development and commercialization of RNAi products for the treatment of RSV. Under our agreement with Cubist, we are developing ALN-RSV01 for adult transplant patients at our sole discretion and expense and Cubist has the right to opt into collaborating with us on ALN-RSV01 in the future. In December 2010, we and Cubist jointly made a portfolio decision to put the development of ALN-RSV02, a second-generation compound for the pediatric population, on hold.
     In August 2011, we announced the completion of a Phase I clinical trial for ALN-VSP, which was our first systemically delivered RNAi therapeutic to enter clinical development. ALN-VSP is comprised of two siRNAs, one targeting vascular endothelial growth factor, or VEGF, and the other targeting kinesin spindle protein, or KSP, and employs a first-generation LNP formulation. We are developing ALN-VSP for the treatment of liver cancers, including both primary and secondary liver cancers. This Phase I clinical trial was a multi-center, open label, dose escalation study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in patients with advanced solid tumors with liver involvement. We completed enrollment in this clinical trial during the first quarter of 2011 and reported study results in June 2011. ALN-VSP was administered to 41 patients at doses ranging from 0.1 to 1.5 mg/kg and was generally well tolerated. As of November 2011, three patients with disease control were continuing to receive therapy in an extension study. Results from pharmacodynamic measurements provide evidence of biological activity, and biopsy data demonstrate both tissue levels of ALN-VSP and also human proof-of-concept for an RNAi mechanism of action. We intend to partner our ALN-VSP program prior to initiating a Phase II clinical trial.
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
     In addition, our expertise in RNAi therapeutics and broad intellectual property portfolio have allowed us to form alliances with leading companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis Pharma AG, or Novartis, Biogen Idec Inc., or Biogen Idec, F. Hoffmann-La Roche Ltd, or Roche, Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin and Cubist. We have also entered into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH. We have established collaborations with and, in some instances, received funding and expertise from, major medical and disease associations, including CHDI. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest, under our InterfeRxtm program, and to research companies that commercialize RNAi reagents or services under our research product licenses.
     We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. For example, we have presented data regarding the application of RNAi technology to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. We are advancing these applications of RNAi technology in an internal effort referred to as Alnylam Biotherapeutics. We have formed, and intend to form additional, collaborations through this effort with third-party biopharmaceutical companies. In addition, we recently announced our progress on VaxiRNA, an RNAi technology derived from our Alnylam Biotherapeutics initiative, for the enhanced production of viruses used in the manufacture of vaccine products. In October 2011, we entered into a VaxiRNA collaboration with GlaxoSmithKline, or GSK, for influenza vaccine production. Additionally, in 2007, we and Isis established Regulus Therapeutics Inc., or Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Because microRNAs are believed to regulate whole networks of genes that can be involved in discrete disease processes, microRNA therapeutics represent a possible new approach to target the pathways of human disease. Regulus has formed collaborations with GSK, and Sanofi to advance its efforts. Given the broad applications for RNAi technology, in addition to our efforts on Alnylam Biotherapeutics, VaxiRNA and Regulus, we believe new ventures and opportunities will be available to us.
     To date, a substantial portion of our total net revenues has been derived from collaboration revenues from strategic alliances with Roche, Takeda, Cubist and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our revenues to continue to be derived primarily from existing alliances, new strategic alliances, new government and foundation funding and existing and new license fee revenues.

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
     Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. Our sources of potential funding for the next several years are expected to be derived primarily from new and existing strategic alliances, which may include license and other fees, funded research and development and milestone payments, government and foundation funding, and proceeds from the sale of equity or debt. In July 2011, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock and/or other securities, up to an aggregate of $150.0 million, for future issuance.
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
     There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and efficacy of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate. These risks include the uncertainty of:
•	our ability to discover new product candidates;

•	our ability to progress product candidates into pre-clinical and clinical trials;

•	the scope, rate of progress and cost of our pre-clinical trials and other research and development activities, including those related to developing safe and effective ways of delivering siRNAs into cells and tissues;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaboration, licensing and other arrangements that we may establish;

•	the cost, timing and success of regulatory filings and approvals or potential changes in regulations that govern our industry or the way in which they are interpreted or enforced;

•	the cost and timing of establishing sufficient sales, marketing and distribution capabilities;

•	the cost and timing of establishing sufficient clinical and commercial supplies for any product candidates and products that we may develop;

•	limits on our ability to research, develop, or manufacture our product candidates as a result of contractual obligations to third parties or intellectual property held by third parties;
•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and

•	the effect of competing technological and market developments.
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
     To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. Our InterfeRx and research product licenses aim to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At September 30, 2011, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.
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
     Roche Collaboration Agreement. In October 2011, Arrowhead Research Corporation, or Arrowhead, announced its acquisition of RNA therapeutics assets from Roche, including our license and collaboration agreement with Roche.
     UBC/AlCana Delivery Collaboration. Our research agreement with UBC and AlCana entered into in July 2009 is focused on the discovery of novel lipids, such as the MC3 lipid, employed in second-generation LNP formulations for the systemic delivery of RNAi therapeutics. Pursuant to the terms of the research agreement, we were funding collaborative research over an initial two-year period, and in July 2011, we exercised our right to extend the collaborative research and our funding for a third year, through July 2012. The collaborative research is being conducted by our scientists, together with scientists at UBC and AlCana.
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
Alnylam Biotherapeutics
     Since 2009, we have advanced our efforts regarding the application of RNAi technologies to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. These applications of RNAi technology, which we are advancing in an internal effort referred to as Alnylam Biotherapeutics, have the potential to create new business opportunities. In particular, we are advancing RNAi technologies to improve the quantity and quality of biologics manufacturing processes using mammalian cell culture, such as Chinese hamster ovary, or CHO, cells. This RNAi technology potentially could be applied to the improvement of manufacturing processes for existing marketed drugs, new drugs in development and for the emerging biosimilars market. We have developed proprietary delivery lipids that enable the efficient delivery of siRNAs into CHO cells when grown in suspension culture, as well as other cell systems that are used for the manufacture of biologics. Studies have demonstrated that silencing certain target genes involved in certain CHO cell apoptotic and metabolic pathways resulted in improved cell viability as compared with untreated cells. Additional studies demonstrated the ability to target a viral infection of CHO cells and alter glycosylation pathways. During 2010, we established two Alnylam Biotherapeutics collaborations with leading biotechnology and pharmaceutical companies. As we advance our Alnylam Biotherapeutics technology, we plan to seek additional collaborations with established biologic manufacturers, selling licenses, products and services.
VaxiRNA
     We are also applying RNAi technology to improve the manufacturing processes for vaccines in an effort called VaxiRNA. The VaxiRNA platform stems from work we have performed as part of our Alnylam Biotherapeutics efforts. With VaxiRNA, we are using siRNAs that silence specific genes in vaccine production systems, such as cells or chicken eggs, which limit or prevent the efficient growth of viruses used in the manufacture of vaccine products. New innovations in vaccine manufacturing are needed to enable the scale and speed of global immunization for a number of pathogens. In October 2011, we formed a VaxiRNA collaboration with GSK for influenza vaccine production. Under the terms of the agreement, GSK has agreed to provide research funding and certain success-based milestone payments to us. If successfully applied in the manufacture of commercial product, we will also have the right to receive payments on unit product sales, if any. In addition, GSK has obtained an option for VaxiRNA applications toward two additional vaccine products.
microRNA Therapeutics
     Regulus. In September 2007, we and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Regulus leverages our and Isis’ technologies, know-how and intellectual property relating to microRNA therapeutics.
     Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. At September 30, 2011, we, Isis and Sanofi owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus.

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
     We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property portfolio for RNAi therapeutics includes over 1,800 active cases and over 700 granted or issued patents, of which over 300 are issued or granted in the United States, the European Union and Japan. We continue to seek to grow our portfolio through the creation of new technology in this field. In addition, we are very active in our evaluation of third-party technologies.

     Our expertise in RNAi therapeutics and broad intellectual property portfolio have allowed us to form alliances with leading companies, including Isis, Medtronic, Novartis, Biogen, Roche, Takeda, Kyowa Hakko Kirin and Cubist, as well as license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.
     Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area.
Critical Accounting Policies and Estimates
Revenue Recognition
     In January 2011, we adopted new authoritative guidance on revenue recognition for multiple element arrangements. The guidance, which applies to multiple element arrangements entered into or materially modified on or after January 1, 2011, amends the criteria for separating and allocating consideration in a multiple element arrangement by modifying the fair value requirements for revenue recognition and eliminating the use of the residual method. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. We did not enter into any significant multiple element arrangements or materially modify any of our existing multiple element arrangements during the nine months ended September 30, 2011. Our existing license and collaboration agreements continue to be accounted for under previously issued revenue recognition guidance for multiple element arrangements.
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
Results of Operations
     The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$20,791	$27,668	$62,302	$78,849
Operating expenses	33,229	36,396	103,534	110,509
Loss from operations	(12,438)	(8,728)	(41,232)	(31,660)
Net loss	$(13,237)	$(9,630)	$(43,346)	$(36,585)

Net Revenues from Research Collaborators
     We generate revenues through research collaborations. The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Roche	$13,995	$13,995	$41,983	$41,983
Takeda	5,494	5,556	16,755	16,479
Novartis	15	3,984	133	8,957
Government contract	2	1,008	152	4,095
Other research collaborator	918	2,392	2,560	6,232
InterfeRx program, research reagent license and other	367	733	719	1,103

Total net revenues from research collaborators	$20,791	$27,668	$62,302	$78,849

     The decrease in Novartis revenues for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 was due primarily to the planned completion of the fifth and final year of the research program under the Novartis collaboration and license agreement in October 2010. The decrease in government contract revenues for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 was primarily the result of the completion of our contract with the NIAID in December 2010. The decrease in other research collaborator revenues for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to our Alnylam Biotherapeutics’ collaborations formed in 2010. The decrease in other research collaborator revenues for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily the result of the $1.9 million sublicense fee recognized in connection with Regulus’ June 2010 alliance with Sanofi, representing 7.5% of the $25.0 million upfront payment from Sanofi to Regulus and our Alnylam Biotherapeutics’ collaborations formed in 2010.
     Total deferred revenue of $160.5 million at September 30, 2011 consists of payments we have received from collaborators, primarily Roche, Takeda, Kyowa Hakko Kirin and Cubist, but have not yet recognized pursuant to our revenue recognition policies.
     For the foreseeable future, we expect our revenues to continue to be derived primarily from our alliances with Roche, Takeda and Cubist, and other strategic alliances, as well as new collaborations, foundation funding, government contracts and licensing activities.
Operating expenses
     The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months	% of Total	Three Months	% of Total
	Ended	Operating	Ended	Operating	Increase (Decrease)
	September 30, 2011	Expenses	September 30, 2010	Expenses	$	%
Research and development	$24,274	73%	$27,468	75%	$(3,194)	(12)%
General and administrative	8,955	27%	8,928	25%	27	* %

Total operating expenses	$33,229	100%	$36,396	100%	$(3,167)	(9)%

*	Indicates less than 1%

	Nine Months	% of Total	Nine Months	% of Total
	Ended	Operating	Ended	Operating	Decrease
	September 30, 2011	Expenses	September 30, 2010	Expenses	$	%
Research and development	$75,926	73%	$80,304	73%	$(4,378)	(5)%
General and administrative	27,608	27%	30,205	27%	(2,597)	(9)%

Total operating expenses	$103,534	100%	$110,509	100%	$(6,975)	(6)%

     Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	September 30, 2011	Category	September 30, 2010	Category	$	%
Research and development
Clinical trial and manufacturing	$6,744	28%	$4,974	18%	$1,770	36%
Compensation and related	5,464	23%	6,121	22%	(657)	(11)%
Facilities-related	3,111	13%	3,049	11%	62	2%
External services	2,998	12%	5,392	20%	(2,394)	(44)%
Non-cash stock-based compensation	2,789	11%	2,725	10%	64	2%
Lab supplies and materials	1,718	7%	1,982	7%	(264)	(13)%
Restructuring	—	—	1,863	7%	(1,863)	(100)%
License fees	716	3%	667	2%	49	7%
Other	734	3%	695	3%	39	6%

Total research and development expenses	$24,274	100%	$27,468	100%	$(3,194)	(12)%

     Research and development expenses decreased during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due primarily to lower external services expense, including pre-clinical costs associated with our ALN-PCS program. Lab supplies and materials and compensation and related expenses also decreased during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due primarily to the reduction in workforce in connection with our September 2010 corporate restructuring. Partially offsetting these decreases was an increase in clinical trial and manufacturing expenses primarily related to the advancement of our ALN-PCS program.
     We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies, however, we expect that research and development expenses will remain consistent for the remainder of 2011.
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

	Nine Months	% of	Nine Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	September 30, 2011	Category	September 30, 2010	Category	$	%
Research and development
Clinical trial and manufacturing	$19,504	26%	$15,249	19%	$4,255	28%
Compensation and related	17,667	23%	18,439	23%	(772)	(4)%
External services	12,418	16%	15,879	20%	(3,461)	(22)%
Facilities-related	9,574	13%	8,967	11%	607	7%
Non-cash stock-based compensation	8,284	11%	9,200	12%	(916)	(10)%
Lab supplies and materials	4,994	7%	6,250	8%	(1,256)	(20)%
Restructuring	—	—	1,863	2%	(1,863)	(100)%
License fees	1,065	1%	1,848	2%	(783)	(42)%
Other	2,420	3%	2,609	3%	(189)	(7)%

Total research and development expenses	$75,926	100%	$80,304	100%	$(4,378)	(5)%

     Research and development expenses decreased during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due primarily to lower external services expense, including research funding paid to Isis in connection with our ssRNAi collaborative effort with Isis, which we terminated in November 2010. Lab supplies and materials and compensation and related expenses also decreased during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due primarily to the reduction in workforce in connection with our September 2010 corporate restructuring. Partially offsetting these decreases was an increase in clinical trial and manufacturing expenses primarily related to the advancement of our ALN-PCS program.
     General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	September 30, 2011	Category	September 30, 2010	Category	$	%
General and administrative
Consulting and professional services	$4,776	53%	$4,119	46%	$657	16%
Compensation and related	1,646	18%	1,543	17%	103	7%
Non-cash stock-based compensation	1,469	17%	1,787	20%	(318)	(18)%
Facilities-related	518	6%	609	7%	(91)	(15)%
Restructuring	—	—	330	4%	(330)	(100)%
Other	546	6%	540	6%	6	1%

Total general and administrative expenses	$8,955	100%	$8,928	100%	$27	* %

*	Indicates less than 1%
     General and administrative expenses remained consistent during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. For the remainder of 2011, we expect that general and administrative expenses will remain consistent.

	Nine Months	% of	Nine Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	September 30, 2011	Category	September 30, 2010	Category	$	%
General and administrative
Consulting and professional services	$14,450	52%	$15,755	52%	$(1,305)	(8)%
Compensation and related	5,408	20%	4,767	16%	641	13%
Non-cash stock-based compensation	4,310	16%	5,706	19%	(1,396)	(24)%
Facilities-related	1,778	6%	1,795	6%	(17)	(1)%
Restructuring	—	—	330	1%	(330)	(100)%
Other	1,662	6%	1,852	6%	(190)	(10)%

Total general and administrative expenses	$27,608	100%	$30,205	100%	$(2,597)	(9)%

     The decrease in general and administrative expenses during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was due primarily to lower consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 — Legal Proceedings.
Other income (expense)
     We incurred $0.5 million and $2.6 million of equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and nine months ended September 30, 2011, respectively, as compared to $1.2 million and $6.7 million for the three and nine months ended September 30, 2010, respectively, related to our share of the net losses incurred by Regulus.
     Interest income was $0.3 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, as compared to $0.6 million and $1.8 million for the three and nine months ended September 30, 2010, respectively. The decrease was due primarily to lower average cash, cash equivalent and marketable securities balances.

     Other expense was $0.6 million and $0.5 million for the three and nine months ended September 30, 2011, respectively, and was due primarily to an impairment charge of $0.6 million related to our investment in Tekmira equity securities, as the decrease in the fair value of this investment was deemed to be other than temporary.
Liquidity and Capital Resources
     The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2011	2010
Net loss	$(43,346)	$(36,585)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	20,021	25,548
Changes in operating assets and liabilities	(38,584)	(52,916)

Net cash used in operating activities	(61,909)	(63,953)
Net cash provided by (used in) investing activities	61,175	(29,741)
Net cash provided by financing activities	471	3,136
Effect of exchange rate on cash	—	(29)

Net decrease in cash and cash equivalents	(263)	(90,587)
Cash and cash equivalents, beginning of period	74,599	137,468

Cash and cash equivalents, end of period	$74,336	$46,881

     Since we commenced operations in 2002, we have generated significant losses. At September 30, 2011, we had an accumulated deficit of $386.7 million. At September 30, 2011, we had cash, cash equivalents and marketable securities of $286.2 million, compared to cash, cash equivalents and marketable securities of $349.9 million at December 31, 2010. We invest primarily in cash equivalents, U.S. government and municipal obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at September 30, 2011. For the three and nine months ended September 30, 2011, we recorded an impairment charge of $0.6 million related to our investment in Tekmira equity securities, as the decrease in the fair value of this investment was deemed to be other than temporary.
Operating activities
     We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the nine months ended September 30, 2011, net cash used in operating activities of $61.9 million was due primarily to our net loss and a decrease in deferred revenue of $50.6 million. These amounts were partially offset by the receipt of our income tax refund of $10.7 million in March 2011. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.), and depreciation and amortization.
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
Investing activities
     For the nine months ended September 30, 2011, net cash provided by investing activities of $61.2 million resulted primarily from net sales and maturities of marketable securities. For the nine months ended September 30, 2010, net cash used in investing activities of $29.7 million resulted primarily from net purchases of marketable securities of $26.1 million and purchases of property and equipment of $3.6 million related to our Cambridge facility.

     Financing activities
     For the nine months ended September 30, 2011, net cash of $0.5 million provided by financing activities was due to proceeds from the issuance of common stock in connection with stock option exercises. For the nine months ended September 30, 2010, net cash provided by financing activities of $3.1 million was due to proceeds of $1.0 million from our issuance of common stock to Novartis in April 2010, as well as proceeds from the issuance of common stock in connection with stock option exercises.
     Operating Capital Requirements
     We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, for which we have not recognized any impairment charges, together with the cash we expect to generate under our current alliances, will be sufficient to fund our planned operations for at least the next several years. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.
     In the future, we may seek additional funding through additional collaborative arrangements and public or private financings. In July 2011, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock and/or other securities, for up to an aggregate of $150.0 million, for future issuance. During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents and investment securities and raising capital generally, which have had a material adverse impact on their liquidity. The current economic downturn has diminished the availability of capital and may limit our ability to access these markets to obtain financing in the future. As a result of these and other factors, additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue.
     Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	our ability to manufacture, or contract with third-parties for the manufacture of, our product candidates for clinical testing and commercial sale;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	our ability to successfully manage the potential impact of our September 2010 corporate restructuring and workforce reduction on our culture, collaborative relationships and business operations;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
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
Recent Accounting Pronouncements
     In January 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to arrangements under which we have continuing performance obligations. Consideration for events that meet the definition of a milestone in accordance with the accounting guidance for the milestone method of revenue recognition is recognized as revenue in its entirety in the period in which the milestone is achieved only if all of the following conditions are met: (i) the milestone is commensurate with either our performance in achieving the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance in achieving the milestone; (ii) the consideration relates solely to past performance; and (iii) the amount of the milestone consideration is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the arrangement. Otherwise, the milestone payments are not considered to be substantive and are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. The adoption of this guidance does not materially change our previous method of recognizing milestone payments. All potential future milestones under existing arrangements with licensing partners, as specified above, and any new arrangements with milestones, will be evaluated under the new revenue recognition guidance for milestone payments.
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
     In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this amendment is not expected to have a material impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2011, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.0 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.
     Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a—15(d) and 15d—15(d) under the Exchange Act) occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

  Tekmira Litigation
     On March 16, 2011, Tekmira and Protiva filed a civil complaint against us in the Business Litigation Section of the Suffolk County Superior Court, in Boston, Massachusetts and on June 3, 2011, the plaintiffs filed an amended complaint adding AlCana, a research collaborator of ours, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy, and tortious interference with contractual relationships by us and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, and unfair and deceptive trade practices by us. The plaintiffs seek, among other relief, injunctive relief, unspecified damages and the termination of licenses that the plaintiffs provided to us. On April 6, 2011, we timely served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims, together with counterclaims against the plaintiffs. On June 28, 2011, we timely served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and counterclaims against the plaintiffs asserting breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. We are seeking the damages and equitable relief on our counterclaims. In September 2011, the Court granted the plaintiffs’ motion to dismiss our counterclaim for defamation. We have a number of additional counterclaims remaining against the plaintiffs.
  University of Utah Litigation
     On March 22, 2011, The University of Utah, or the University, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and the University of Massachusetts, or UMass, claiming a professor at the University is the sole inventor, or in the alternative, a joint inventor, of the Tuschl patents. The University did not serve the original complaint on us or the other defendants. On July 6, 2011, the University filed an amended complaint alleging substantially the same claims against us, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on us on July 14, 2011. The University is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined.
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
     We have experienced significant operating losses since our inception. At September 30, 2011, we had an accumulated deficit of $386.7 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenue we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies or funding from contracts with the government or foundations, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenue derived from such sources will not be sufficient to make us consistently profitable.
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
     Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	our ability to manufacture, or contract with third-parties for the manufacture of, our product candidates for clinical testing and commercial sale;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	our ability to successfully manage the potential impact of our September 2010 corporate restructuring and workforce reduction on our culture, collaborative relationships and business operations;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.
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
     At September 30, 2011, we had $286.2 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government and municipal obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Risks Related to Our Dependence on Third Parties
Our license and collaboration agreements with pharmaceutical companies are important to our business. If these pharmaceutical companies do not successfully develop drugs pursuant to these agreements or we develop drugs targeting the same diseases as our non-exclusive licensees, our business could be adversely affected.
     In July 2007, we entered into a license and collaboration agreement with Roche. Under the license and collaboration agreement we granted Roche a non-exclusive license to our intellectual property to develop and commercialize therapeutic products that function through RNAi, subject to our existing contractual obligations to third parties. The license is limited to the therapeutic areas of oncology, respiratory diseases, metabolic diseases and certain liver diseases and may be expanded to include up to 18 additional therapeutic areas, comprising substantially all other fields of human disease, as identified and agreed upon by the parties, upon payment to us by Roche of an additional $50.0 million for each additional therapeutic area, if any. In addition, in exchange for our contributions under the collaboration agreement, for each RNAi therapeutic product developed by Roche, its affiliates, or sublicensees under the collaboration agreement, we are entitled to receive milestone payments upon achievement of specified development and sales events, totaling up to an aggregate of $100.0 million per therapeutic target, together with royalty payments based on worldwide annual net sales, if any. In November 2010, Roche announced the discontinuation of certain activities in research and early development, including their RNAi research efforts. Our license and collaboration agreement with Roche currently remains in effect. In October 2011, Arrowhead announced its acquisition of RNA therapeutics assets from Roche, including our license and collaboration agreement with Roche.
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
     If Takeda, Novartis or Arrowhead fails to successfully develop products using our technology, we may not receive any milestone or royalty payments under these agreements. In addition, even if Takeda is not successful in its efforts, we are limited in our ability to form alliances with other parties in the Asia territory until 2013. We also have the option under the Takeda agreement, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the collaboration agreement. If Takeda fails to successfully develop products, we may not realize any economic benefit from these opt-in rights.
     Finally, Takeda could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases that we choose to target. Takeda has significantly greater financial resources than we do and far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with them in the development of RNAi-based drugs targeting the same disease.
We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide business and scientific capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these alliances on terms favorable to us, our business may not succeed.
     We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into such additional alliances in the future. For example, we intend to enter into (1) non-exclusive platform and/or multi-target discovery alliances which will enable our collaborators to develop RNAi therapeutics and will bring in additional funding with which we can develop our RNAi therapeutics, and (2) worldwide or specific geographic partnerships on select RNAi therapeutic programs. In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. For example, under our agreements with MIT, Tekmira, UBC and AlCana, among others, we have access to certain existing delivery technologies and/or are developing additional delivery capabilities. In addition, under our collaboration with Medtronic, we are jointly developing ALN-HTT, an RNAi therapeutic for HD, which would be delivered using an implanted infusion device developed by Medtronic. The success of this collaboration will depend, in part, on Medtronic’s expertise in the area of delivery of drugs by infusion device, something that they have never done before with our product candidates. In other alliances, we may expect our collaborators to develop, market and sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on Kyowa Hakko Kirin for development and commercialization of any RNAi products for the treatment of RSV in Asia. If Kyowa Hakko Kirin is not successful in its commercialization efforts, our future revenues from RNAi therapeutics for the treatment of RSV may be adversely affected.
     We may not be successful in entering into such alliances on terms favorable to us due to various factors, including our ability to successfully demonstrate proof of concept for our technology in man, our ability to demonstrate the safety and efficacy of our specific drug candidates, and the strength of our intellectual property. Even if we do succeed in securing any such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into collaboration agreements could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. Any such delay related to our collaborations could adversely affect our business.
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
     In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it would be difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. Moreover, a collaborator, or in the event of a change in control of a collaborator or the assignment of a collaboration agreement to a third party, the successor entity or assignee, could determine that it is in its interests to:
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
     In September 2007, we and Isis formed Regulus, of which we owned approximately 45% at September 30, 2011, to discover, develop and commercialize microRNA therapeutics. Regulus is exploring therapeutic opportunities that arise from dysregulation of microRNAs. Neither Regulus nor any other company has received regulatory approval to market therapeutics utilizing microRNA technology. In connection with the establishment of Regulus, we exclusively licensed to Regulus our intellectual property rights covering microRNA technology. Generally, we do not have rights to pursue microRNA therapeutics independently of Regulus. If Regulus is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.
     In April 2008, Regulus formed a collaboration with GSK pursuant to which GSK provided Regulus with loans totaling $5.4 million, including accrued interest. These loans are guaranteed by us and Isis. If Regulus is unable to repay GSK or convert the loans into Regulus common stock, we could be liable for our share of these obligations, and our business could be adversely affected.
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
     We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we do not control them and therefore, we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third-party to adhere to our protocols or regulatory requirements or if such third-parties otherwise fail to meet deadlines, our development plans may be delayed or terminated.

We have very limited manufacturing experience or resources and we must incur significant costs to develop this expertise or rely on third parties to manufacture our products.
     We have very limited manufacturing experience. Our internal manufacturing capabilities are limited to small-scale production of non-current good manufacturing practice, or cGMP, material for use in in vitro and in vivo experiments. Some of our product candidates utilize specialized formulations, such as liposomes or LNPs, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on several contract manufacturers for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. To fulfill our siRNA requirements, we may also need to secure alternative suppliers of synthetic siRNAs. In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. For example, under our agreements with Tekmira, we are obligated, subject to certain exceptions specified in our contract with Tekmira, to utilize Tekmira for the manufacture of all LNP-formulated product candidates covered by Tekmira’s intellectual property beginning during pre-clinical development and continuing through Phase II clinical trials. Failure by manufacturers to properly formulate our siRNAs for delivery could result in unusable product. Furthermore, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development process, as well as additional expense to us.
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
     To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of a third-party manufacturer to perform its obligations as expected could adversely affect our business in a number of ways, including:
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
Risks Related to Managing Our Operations

If we are unable to attract and retain qualified key management and scientists, staff, consultants and advisors, our ability to implement our business plan may be adversely affected.
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
     Since we commenced operations in 2002, we have grown substantially. At September 30, 2011, we had 171 employees in our facility in Cambridge, Massachusetts. We expect that as we seek to increase the number of product candidates we are developing we will need to expand our operations in the future. This growth may place a strain on our administrative and operational infrastructure. If product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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
     Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have several programs in clinical development. We are developing ALN-RSV01 for the treatment of RSV infection. In February 2010, we initiated a Phase IIb clinical trial to evaluate the clinical efficacy endpoints as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. The objective of this Phase IIb clinical trial is to repeat and extend the clinical results observed in a Phase IIa clinical trial. In addition, in March 2009, we initiated a Phase I clinical trial of ALN-VSP, our first systemically delivered RNAi therapeutic. We are developing ALN-VSP for the treatment of primary and secondary liver cancer. In July 2010, we also initiated a Phase I clinical trial for ALN-TTR01, our second systemically delivered RNAi therapeutic, which targets the TTR gene for the treatment of ATTR. In September 2011, we initiated a Phase I clinical trial of ALN-PCS for the treatment of severe hypercholesteremia. However, we may not be able to further advance these or any other product candidate through clinical trials.
     If we enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate or any other product candidate. For example, ALN-RSV01 may not demonstrate the same results in the Phase IIb clinical trial as it did in our Phase IIa clinical trial. In addition, ALN-VSP, ALN-TTR01 and ALN-PCS employ novel delivery formulations that have yet to be extensively evaluated in human clinical trials and proven safe and effective. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.
     Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. In our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. Six additional patients treated at the same dose did not exhibit any evidence of hepatotoxicity. In August  2011, we announced the completion of the ALN-VSP clinical trial. In addition, our ALN-TTR01 trial targets a small population of patients suffering from ATTR. Delays or difficulties in patient enrollment or difficulties retaining trial participants can result in increased costs, longer development times or termination of a clinical trial.
     Clinical trials also require the review, oversight and approval of IRBs, which continually review clinical investigations and protect the rights and welfare of human subjects. Inability to obtain or delay in obtaining IRB approval can prevent or delay the initiation and completion of clinical trials, and the FDA or foreign regulatory authorities may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB review and approval in support of a marketing application.
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

We may be unable to obtain United States or foreign regulatory approval and, as a result, unable to commercialize our product candidates.
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
     Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Tekmira and Protiva filed a civil complaint against us in the Business Litigation Section of the Suffolk County Superior Court, in Boston, Massachusetts and on June 3, 2011, the plaintiffs filed an amended complaint adding AlCana, a research collaborator of ours, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy and tortious interference with contractual relationships by us and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, unfair and deceptive trade practices by us. The plaintiffs seek, among other relief, injunctive relief, unspecified damages and the termination of licenses that the plaintiffs provided to us. In April 2011, we served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims, together with counterclaims against the plaintiffs. In June 2011, we served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and counterclaims against the plaintiffs asserting breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. We are seeking damages and equitable relief on our counterclaims. In September 2011, the Court granted the plaintiffs’ motion to dismiss our counterclaim for defamation. We have a number of additional counterclaims remaining against the plaintiffs. Although we believe we have meritorious defenses to each of the claims in this lawsuit and intend to fully defend ourselves in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against us and award substantial damages. In addition, defense of litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in running our business.
     Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, the University of Utah filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of the University is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. The original complaint was not served on any of the parties and, in July 2011, the University filed an amended complaint containing substantially the same claims as the original complaint against us, Max Planck, Whitehead, MIT and UMass. The amended complaint alleges the defendants have incorrectly determined inventorship of some of our in-licensed patents and further claims unjust enrichment, unfair competition, false advertising and seeks correction of inventorship, injunctive relief and unspecified damages. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. We believe we have meritorious defenses against each of the claims in this lawsuit and intend to fully defend ourselves in this matter if the complaint is served. However, litigation is subject to inherent uncertainty and a court could ultimately rule against us.
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
     We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for ATTR, severe hypercholesterolemia, refractory anemia, hemophilia, RSV, liver cancers and HD, and have a number of additional discovery programs targeting other diseases. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop.
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
     In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of Roche, and Takeda have obtained non-exclusive licenses, and Novartis has obtained specific exclusive licenses for 31 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances.
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
     At September 30, 2011, Novartis held 13.1% of our outstanding common stock and has the right to maintain its ownership percentage until the earlier of any sale by Novartis of shares of our common stock and the expiration or termination of our collaboration and license agreement, subject to certain exceptions. This concentration of ownership may harm the market price of our common stock by:
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
     Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, by us or others could adversely affect the price of our common stock. Novartis has rights, subject to certain conditions, to require us to file registration statements covering its shares or to include its shares in registration statements that we file. In addition, if Novartis decides to sell a portion of its shares in a rapid or disorderly manner, our stock price could be negatively impacted.

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

ITEM 6. EXHIBITS.

10.1†	Amendment No. 1, dated as of July 27, 2011, to the Sponsored Research Agreement dated as of July 27, 2009 by and among the Company, The University of British Columbia and AlCana Technologies, Inc.

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101+	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

+	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.
Date: November 3, 2011	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2011	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)