Form 10-Q
period 2012-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2012-05-03
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2012, the registrant had 51,949,931 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$61,739	$70,228
Marketable securities	137,356	76,174
Billed and unbilled collaboration receivables	2,192	1,468
Prepaid expenses and other current assets	7,252	4,158

Total current assets	208,539	152,028
Marketable securities	117,822	114,407
Property and equipment, net	13,703	14,643
Investment in joint venture (Regulus Therapeutics Inc.)	—	564
Intangible assets, net	231	275

Total assets	$340,295	$281,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,339	$5,800
Accrued expenses	13,006	12,340
Deferred rent	608	484
Deferred revenue	48,410	62,366
Investment in joint venture (Regulus Therapeutics Inc.)	275	—

Total current liabilities	66,638	80,990
Deferred rent, net of current portion	3,202	3,727
Deferred revenue, net of current portion	72,374	78,487
Other long-term liabilities	703	716

Total liabilities	142,917	163,920

Commitments and contingencies (Notes 4, 5 and 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 51,893,258 shares issued and outstanding at March 31, 2012; 42,721,942 shares issued and outstanding at December 31, 2011	519	427
Additional paid-in capital	609,260	518,731
Accumulated other comprehensive loss	(37)	(165)
Accumulated deficit	(412,364)	(400,996)

Total stockholders’ equity	197,378	117,997

Total liabilities and stockholders’ equity	$340,295	$281,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenues from research collaborators	$20,587	$20,897

Operating expenses:

Research and development (1)	21,074	26,349

General and administrative (1)	10,406	10,224

Total operating expenses	31,480	36,573

Loss from operations	(10,893)	(15,676)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(889)	(1,072)

Interest income	223	382
Other income	191	81

Total other income (expense)	(475)	(609)

Net loss	$(11,368)	$(16,285)

Net loss per common share - basic and diluted	$(0.25)	$(0.38)

Weighted average common shares used to compute basic and diluted net loss per common share	46,210	42,345

Comprehensive loss:
Net loss	$(11,368)	$(16,285)
Unrealized gain (loss) on marketable securities	128	(732)

Comprehensive loss	$(11,240)	$(17,017)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,088	$2,665
General and administrative	1,068	1,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,368)	$(16,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,121	1,339
Non-cash stock-based compensation	3,156	4,122
Charge for 401(k) company stock match	96	138
Equity in loss of joint venture (Regulus Therapeutics Inc.)	889	1,072
Realized gain on sale of marketable securities	(175)	—
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	(724)	2,300
Income taxes receivable	—	10,669
Prepaid expenses and other assets	(2,932)	1,970
Accounts payable	(1,461)	(3,512)
Accrued expenses and other	252	1,780
Deferred revenue	(20,069)	(9,898)

Net cash used in operating activities	(30,215)	(6,305)

Cash flows from investing activities:
Purchases of property and equipment	(263)	(28)
Increase in restricted cash	(162)	—
Purchases of marketable securities	(118,210)	(41,790)
Sales and maturities of marketable securities	53,042	64,105

Net cash (used in) provided by investing activities	(65,593)	22,287

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	847	9
Proceeds from issuance of common stock, net of offering costs	86,800	—
Payments for repurchase of common stock for employee tax withholding	(328)	—

Net cash provided by financing activities	87,319	9

Net (decrease) increase in cash and cash equivalents	(8,489)	15,991
Cash and cash equivalents, beginning of period	70,228	74,599

Cash and cash equivalents, end of period	$61,739	$90,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2011, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2012. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of the Company and Alnylam U.S., Inc., Alnylam Europe AG (“Alnylam Europe”), Alnylam Securities Corporation and Meltemi Biotherapeutics, Inc., wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated. The Company uses the equity method of accounting to account for its investment in Regulus Therapeutics Inc. (“Regulus”).

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three Months Ended March 31,
	2012	2011

Options to purchase common stock	9,085	8,869
Unvested restricted common stock	658	113

	9,743	8,982

Restricted Stock Awards

In January 2012, as part of its post-restructuring retention program, the Company granted an aggregate of 508,928 shares of restricted stock to its retained employees, excluding the Company’s chief executive officer and president and chief operating officer. These restricted stock awards were valued at $5.3 million on the grant date and vest in full on the second anniversary of the grant date.

The Company recognized an aggregate of $0.5 million and $0.1 million of stock-based compensation expense related to all restricted stock awards granted for the three months ended March 31, 2012 and 2011, respectively.

Public Offering

In February 2012, the Company sold an aggregate of 8,625,000 shares of its common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of the offering, the Company received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million.

Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$60,791	$60,088	$703	$—
Marketable securities (fixed income)
Corporate notes	181,121	—	181,121	—
U.S. Government obligations	68,832	—	68,832	—
Commercial paper	5,182	—	5,182	—
Marketable securities (equity holdings)	43	—	43	—

Total	$315,969	$60,088	$255,881	$—

Description	At December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$67,024	$67,024	$—	$—
Marketable securities (fixed income)
Corporate notes	104,839	—	104,839	—
U.S. Government obligations	73,722	—	73,722	—
Commercial paper	11,395	—	11,395	—
Marketable securities (equity holdings)	625	—	625	—

Total	$257,605	$67,024	$190,581	$—

During the three months ended March 31, 2012, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Investments in Marketable Securities

The Company invests its excess cash balances in short-term and long-term marketable debt and equity securities. The Company classifies its investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in debt and equity securities as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, marks the investment to market through a charge to its condensed consolidated statements of comprehensive loss. The Company did not record any impairment charges related to its fixed income marketable securities during the current period. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds, U.S. government obligations and commercial paper.

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

The following tables summarize the Company’s marketable securities at March 31, 2012 and December 31, 2011, in thousands:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$5,192	$—	$(10)	$5,182
Corporate notes (Due within 1 year)	113,313	39	(48)	113,304
Corporate notes (Due after 1 year through 2 years)	67,808	47	(38)	67,817
U.S. Government obligations (Due within 1 year)	18,868	4	(2)	18,870
U.S. Government obligations (Due after 1 year through 2 years)	50,004	7	(49)	49,962
Equity securities	30	13	—	43

Total	$255,215	$110	$(147)	$255,178

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$11,397	$—	$(2)	$11,395
Corporate notes (Due within 1 year)	51,273	19	(47)	51,245
Corporate notes (Due after 1 year through 2 years)	53,592	50	(48)	53,594
U.S. Government obligations (Due within 1 year)	13,532	2	—	13,534
U.S. Government obligations (Due after 1 year through 2 years)	60,202	7	(21)	60,188
Equity securities	750	—	(125)	625

Total	$190,746	$78	$(243)	$190,581

Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2012 through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognized subsequent events. However, the Company did have the following nonrecognized subsequent event, which is more fully described in Note 7:

•

In April 2012, the Company exercised its option under its July 2007 amended and restated collaboration agreement (the “Medtronic Agreement”) with Medtronic, Inc. (“Medtronic”) to opt-out of the 50-50 expense/profit share arrangement of the ALN-HTT drug-device development program and move to a royalty and milestone licensing structure.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company adopted this amendment on January 1, 2012. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. The Company adopted this amendment on January 1, 2012. Other than a change in presentation, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

2. SIGNIFICANT AGREEMENTS

The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2012	2011

Roche/Arrowhead	$13,994	$13,994
Takeda	5,493	5,768
Other	1,100	1,135

Total net revenues from research collaborators	$20,587	$20,897

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

The Company determined that the deliverables under these agreements included the license, the Alnylam Europe assets and employees, the steering committees (joint steering committee and future technology committee) and the services under the Discovery Collaboration. The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and assets of Alnylam Europe are not separable from the undelivered services (i.e., the steering committees and Discovery Collaboration) and, accordingly, the license and the services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Arrowhead alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services will end, contractually, five years from the effective date of the LCA.

The Company is recognizing the revenue related to these agreements on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA, and therefore, cannot utilize a proportional performance model. The Company will continue to recognize the revenue related to these agreements on a straight-line basis over five years through August 2012. At March 31, 2012, deferred revenue under the LCA was $23.3 million.

Takeda Alliance

In May 2008, the Company entered into a license and collaboration agreement (the “Takeda Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”) to pursue the development and commercialization of RNAi therapeutics. Under the Takeda Agreement, the Company granted to Takeda a non-exclusive, worldwide, royalty-bearing license to the Company’s intellectual property, including delivery-related intellectual property, controlled by the Company as of the date of the agreement or during the five years thereafter, to develop, manufacture, use and commercialize RNAi therapeutics, subject to the Company’s existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions. Under the Takeda Agreement, Takeda is the Company’s exclusive platform partner in the Asian territory, as defined in the Takeda Agreement, through May 2013.

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

The Company determined that the deliverables under the Takeda Agreement include the license, the joint committees (the JTTC, JRCC and JDCC), the technology transfer activities and the services that the Company will be obligated to perform under the Research Collaboration. The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered services (i.e., the joint committees and the Research Collaboration) are not separable and, accordingly, the license and services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Takeda Agreement, the last elements to be delivered are the JDCC and JTTC services, each of which has a life of no more than seven years.

The Company is recognizing the upfront payment of $100.0 million and the Technology Transfer Milestones of $50.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown, and therefore, cannot utilize a proportional performance model. As future milestones are achieved, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At March 31, 2012, deferred revenue under the Takeda Agreement was $69.3 million.

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

The Company is currently unable to reasonably estimate its period of performance under the Kyowa Hakko Kirin Agreement, as it is unable to estimate the timeline of its deliverables related to the fixed-price option granted to Kyowa Hakko Kirin for any Additional Compounds. The Company is deferring all revenue under the Kyowa Hakko Kirin Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Kyowa Hakko Kirin Agreement. At March 31, 2012, deferred revenue under the Kyowa Hakko Kirin Agreement was $15.5 million.

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

The Company determined that the deliverables under the Cubist Agreement include the licenses, technology transfer related to the ALN-RSV program, the joint steering committee and the development and manufacturing services that the Company is obligated to perform during the development period. The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the licenses and undelivered services are not separable and, accordingly, the licenses and services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Cubist Agreement, the last element to be delivered is the development and manufacturing services, which have an expected life of approximately eight years.

The Company is recognizing the upfront payment of $20.0 million on a straight-line basis over approximately eight years because the Company is unable to reasonably estimate the level of effort to fulfill its performance obligations, and therefore, cannot utilize a proportional performance model. As future milestones are achieved, the Company will recognize as revenue a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. At March 31, 2012, deferred revenue under the Cubist Agreement was $11.8 million.

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

3. INCOME TAXES

The Company expects to continue to generate U.S. taxable losses in 2012 and has recorded no income tax provision for the three months ended March 31, 2012 and 2011.

In July 2011, the Internal Revenue Service completed its audits of the Company’s 2008 and 2009 tax years. Subsequently, the 2010 tax year was reviewed by the Joint Committee of the Internal Revenue Service (“Joint Committee”). In March 2012, the Company received the final report from the Joint Committee. The review of tax years 2008 through 2010 is complete. The Company did not record any tax expense related to these audits.

The Company continues to recognize fully its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. At March 31, 2012, the Company had $0.1 million of total gross unrecognized tax benefits that, if recognized, would favorably impact the Company’s effective income tax rate in future periods.

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

In consideration for the Company’s and Isis’ initial interests in Regulus, each party granted Regulus exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus. In March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus. In October 2010, in connection with its strategic alliance with Regulus formed in June 2010, Sanofi made a $10.0 million equity investment in Regulus. At March 31, 2012, the Company, Isis and Sanofi owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are the Company’s employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.

The Company reviewed the consolidation guidance that defines a variable interest entity (“VIE”) and concluded that Regulus currently qualifies as a VIE. The Company does not consolidate Regulus as the Company lacks the power to direct the activities that could significantly impact the economic success of this entity. Under the equity method of accounting, because the Company has guaranteed the debt of Regulus, the Company will continue to recognize its share of any future losses up to a maximum negative carrying value, or liability, equivalent to the amount of debt guaranteed by the Company. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the Company’s investment, as well the portion of Regulus’ debt, including accrued interest, guaranteed by the Company, which was $5.5 million at March 31, 2012. At March 31, 2012, the total negative carrying value of the Company’s investment in Regulus in its condensed consolidated balance sheets was a liability of $0.3 million.

The Company accounts for its investment in Regulus using the equity method of accounting. Summary results of Regulus’ operations for the three months ended March 31, 2012 and 2011 and balance sheets at March 31, 2012 and December 31, 2011 are presented in the tables below, in thousands (unaudited):

	Three Months Ended March 31,
	2012	2011
Statement of Comprehensive Loss Data:
Net revenues	$3,441	$3,309
Operating expenses	5,525	5,459

Loss from operations	(2,084)	(2,150)
Other expense	(67)	(139)

Net loss	$(2,151)	$(2,289)

	March 31, 2012	December 31, 2011
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$32,508	$38,144
Current assets	32,929	38,666
Total assets	37,295	42,881
Current liabilities	22,220	12,850
Non-current liabilities	15,817	28,834
Notes payable	11,253	11,259
Total stockholders’ (deficit) equity	(742)	1,197

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

University of Utah Litigation

On March 22, 2011, The University of Utah (the “University”) filed a civil complaint in the United States District Court for the District of Massachusetts against the Company, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation GmbH (together, “Max Planck”), the Whitehead Institute for Biomedical Research (“Whitehead”), the Massachusetts Institute of Technology (“MIT”) and the University of Massachusetts (“UMass”), claiming a professor at the University is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. The University did not serve the original complaint on the Company or the other defendants. On July 6, 2011, the University filed an amended complaint alleging substantially the same claims against the Company, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on the Company on July 14, 2011. The University is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, the Company, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which the Company, Max Planck, Whitehead and MIT have joined. On December 31, 2011, the University filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. Although the Company believes it has meritorious defenses and intends to vigorously defend itself in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, the defense of litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. The Company has not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.

Tekmira Infringement Litigation

On January 17, 2012, the Company filed a complaint in the United States District Court for the District of Massachusetts against Tekmira for patent infringement arising from Tekmira’s research activities providing lipid nanoparticles- (“LNP”-) formulated small interfering RNA (“siRNA”) molecules to a pharmaceutical collaborator. As alleged in the complaint, the Company does not believe Tekmira’s activities are protected under the exemption from patent infringement for drug development. Pursuant to the complaint, the Company believes Tekmira has infringed a number of issued patents related to siRNA and LNP technologies, including: U.S. Patent No. 7,695,902; U.S. Patent No. 6,858,225; U.S. Patent No. 6,815,432; U.S. Patent No. 6,534,484; U.S. Patent No. 6,586,410; and U.S. Patent No. 6,858,224. Under the Company’s contractual right to enforce U.S. Patent No. 7,695,902 owned by Isis, the Company joined Isis to the suit as a co-plaintiff. On March 2, 2012, Tekmira filed a motion to dismiss five of the six claims of the Company’s complaint for lack of standing. The Company filed an opposition to this motion and Tekmira has filed a reply.

The Company and Isis are seeking judgment that Tekmira has infringed the patents at issue, a permanent injunction enjoining the infringing activities, damages, and costs and expenses, including attorneys’ fees.

The Company’s accounting policy for accrual of legal costs is to recognize such expenses as incurred.

6. 2012 RESTRUCTURING

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

During the three months ended March 31, 2012, the Company substantially completed the implementation of the strategic corporate restructuring and recorded $3.9 million of restructuring-related costs in operating expenses, including employee severance, benefits and related costs. The Company expects to pay substantially all of these restructuring costs during 2012. The Company does not expect to incur any additional significant costs associated with this restructuring.

The following table summarizes the components of the Company’s restructuring expenses recorded in operating expenses and in current liabilities, in thousands:

	Charges Incurred Through March 31, 2012	Amounts Paid Through March 31, 2012	Amounts Accrued at March 31, 2012
Employee severance, benefits and related costs	$3,909	$1,521	$2,388

Total	$3,909	$1,521	$2,388

7. SUBSEQUENT EVENT

In July 2007, the Company entered into the Medtronic Agreement to pursue the development of RNAi therapeutics for the treatment of neurodegenerative disorders using implantable infusion systems. ALN-HTT is an RNAi therapeutic candidate targeting the huntingtin gene, for the treatment of Huntington’s disease, which the Company has been developing in collaboration with Medtronic under the Medtronic Agreement. In November 2010, the Company and Medtronic entered into an agreement with CHDI Foundation, Inc. (“CHDI”), under which CHDI agreed to initially fund approximately 50% of the costs of the ALN-HTT program up to the point at which an investigational new drug application can be filed with the United States Food and Drug Administration or a comparable foreign regulatory filing can be made.

In April 2012, as part of the Company’s alignment of resources following its strategic corporate restructuring, the Company exercised its option under the Medtronic Agreement to opt-out of the 50-50 expense/profit share arrangement of the ALN-HTT drug-device development program and move to a royalty and milestone licensing structure. Medtronic has the right to continue development of the ALN-HTT program. If Medtronic decides to continue the ALN-HTT program, it would assume responsibility for future development plans. The Company intends to continue to supply ALN-HTT for the program and, if Medtronic continues the program, the Company would be compensated for such supply in accordance with the terms of the Medtronic Agreement. The Company would be entitled to certain development milestones, as well as royalties on annual net sales, if any. The Company continues to be obligated to repay CHDI for its pro-rata share of funding received through the effective date of its opt-out, with interest, in the event that a product is ultimately commercialized from the funded research.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.

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

Our most advanced core product development program, ALN-TTR, targets the transthyretin, or TTR, gene, for the treatment of ATTR, a hereditary, systemic disease associated with severe morbidity and mortality caused by a mutation in the TTR gene that leads to the extracellular deposition of amyloid fibrils. In November 2011, we reported preliminary clinical results from our ALN-TTR01 Phase I, multinational clinical trial showing that ALN-TTR01 was generally safe and well tolerated and resulted in statistically significant lowering of TTR serum levels in ATTR patients. We have completed enrollment in the ALN-TTR01 Phase I trial and expect to present final data in the first half of 2012. ALN-TTR01 employs a first-generation lipid nanoparticle, or LNP, formulation.

In parallel with the completion of the ALN-TTR01 Phase I clinical trial, we are also advancing ALN-TTR02 utilizing the same siRNA as ALN-TTR01, formulated in a proprietary second-generation LNP with the MC3 lipid. In pre-clinical studies, this second-generation LNP technology demonstrated an over 10-fold improvement in potency. We expect ALN-TTR02 to be our lead development candidate for our ALN-TTR program. In March 2012, we initiated a Phase I clinical trial with ALN-TTR02. The ALN-TTR02 Phase I clinical trial is being conducted in the United Kingdom as a randomized, single-blind, placebo-controlled, single-ascending dose study, enrolling up to 32 healthy volunteer subjects. The primary objective of the study is to evaluate the safety and tolerability of a single dose of ALN-TTR02, with subjects being enrolled into five sequential cohorts of increasing doses ranging from 0.01 to 0.50 mg/kg. Secondary objectives of this study include the characterization of pharmacokinetics of ALN-TTR02 and the assessment of clinical activity as measured by effects on serum TTR levels through at least day 56 following a single dose. The Committee for Orphan Medicinal Products of the European Medicines Agency adopted a positive opinion for ALN-TTR01 designation as an orphan medicinal product for the treatment of familial amyloidotic polyneuropathy. In April 2011, the European Commission officially designated ALN-TTR01 as an orphan drug. This designation also applies to ALN-TTR02.

We also plan to advance ALN-TTRsc, which utilizes a GalNAc-conjugate delivery technology and subcutaneous dose administration, into clinical development. Pre-clinical studies have shown that once-weekly dosing with ALN-TTRsc enables robust and sustained silencing of TTR over a multi-week period. We believe that ALN-TTRsc has the potential to provide product differentiation and expansion in the ATTR indication.

Our second core product development program is ALN-APC. ALN-APC is an RNAi therapeutic targeting protein C, a genetically defined target, for the treatment of hemophilia. Hemophilia is a hereditary disorder caused by genetic deficiencies of various blood clotting factors, resulting in recurrent bleeds into joints, muscles and other major internal organs. Pre-clinical studies of an siRNA targeting protein C showed dose-dependent silencing of the protein C messenger RNA, or mRNA. Further, administration of a small interfering RNA, or siRNA, resulted in marked reductions in protein C plasma levels. We are exploring both systemically delivered LNP and subcutaneously delivered GalNAc-conjugate approaches for ALN-APC with the goal of selecting the clinical candidate and advancing the ALN-APC program toward the clinic.

Our third core development program is ALN-PCS for the treatment of severe hypercholesterolemia. In April 2012, we reported clinical data from our Phase I clinical trial of ALN-PCS. ALN-PCS employs the same proprietary second-generation LNP formulation, specifically using the MC3 lipid, as ALN-TTR02. We are developing ALN-PCS for the treatment of severe hypercholesterolemia. ALN-PCS targets a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, which is involved in the regulation of LDL receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-c, which is also commonly referred to as “bad” cholesterol.

The Phase I clinical trial was conducted as a randomized, single-blind, placebo-controlled, single-ascending dose study in healthy volunteer subjects with elevated baseline LDL-c (greater than 116mg/dL). The primary objective of the study was to evaluate the safety and tolerability of a single dose of ALN-PCS. Secondary objectives included assessment of pharmacodynamic effects of the drug on plasma PCSK9 protein levels and evaluation of clinical efficacy as measured by LDL-c levels. A total of 32 subjects were enrolled into six sequential dose cohorts ranging from 0.015 to 0.400 mg/kg in a 3-to-1 randomization of drug to placebo.

In this study, administration of ALN-PCS resulted in rapid, dose-dependent and durable reductions in LDL-c of up to 50% relative to baseline and placebo, with a statistically significant mean reduction of 41% (p<0.01) at the 0.400 mg/kg dose level. In addition, ALN-PCS administration resulted in rapid, dose-dependent and durable knockdown of PCSK9 protein levels in plasma of up to 84% relative to baseline and placebo, with a statistically significant mean reduction of 68% in the highest dose group of 0.400 mg/kg (p<0.0001). There was also a dose-dependent increase in the proportion of subjects who achieved “target” levels of LDL-c of less than 100 mg/dL (p<0.05). We believe the effects of a single dose of ALN-PCS support a once-monthly dose administration regimen for future studies.

ALN-PCS was shown to be safe and well tolerated in this study and there were no serious adverse events related to study drug administration. There were no drug-related discontinuations and no liver enzyme elevations. There was also no significant change compared to baseline in levels of high-density lipoprotein, or HDL, also referred to as “good” cholesterol, consistent with the phenotype observed in human PCSK9 loss-of-function mutations.

We plan to partner our ALN-PCS program prior to initiating a Phase II clinical trial. Our other two core development programs, ALN-HPN for the treatment of refractory anemia and ALN-TMP for the treatment of hemoglobinopathies, including beta-thalassemia and sickle cell anemia, are in pre-clinical development. We plan to partner each of these programs prior to initiating a Phase I clinical trial.

As noted above, while focusing our efforts on our core product strategy, we also intend to continue to advance additional partner-based development programs through existing or future alliances. We have three partner-based programs in clinical or pre-clinical development, including ALN-RSV for the treatment of RSV, ALN-VSP for the treatment of liver cancers and ALN-HTT for the treatment of HD.

In July 2007, we entered into an amended and restated collaboration agreement with Medtronic, Inc., or Medtronic, to pursue the development of RNAi therapeutics for the treatment of neurodegenerative disorders using implantable infusion systems. ALN-HTT is an RNAi therapeutic candidate targeting the huntingtin gene, for the treatment of HD, which we have been developing in collaboration with Medtronic under this agreement. In November 2010, we and Medtronic entered into an agreement with CHDI Foundation, Inc., or CHDI, under which CHDI agreed to initially fund approximately 50% of the costs of the ALN-HTT program up to the point at which an investigational new drug application, or IND, can be filed with the United States Food and Drug Administration, or FDA, or a comparable foreign regulatory filing can be made.

In connection with our January 2012 strategic corporate restructuring, we determined to align our resources to focus on our lead programs, ALN-TTR and ALN-APC. In April 2012, as part of this alignment of resources, we exercised our option under the Medtronic agreement to opt-out of the 50-50 expense/profit share arrangement of the ALN-HTT drug-device development program and move to a royalty and milestone licensing structure.

Medtronic has the right to continue development of the ALN-HTT program. If Medtronic decides to continue the ALN-HTT program, it would assume responsibility for future development plans. We intend to transition the program to Medtronic, and intend to continue to supply ALN-HTT for the program, as well as provide technical support to Medtronic, as requested. If Medtronic continues the program, we would be compensated for the supply of ALN-HTT, and would be entitled to certain development milestones, as well as royalties on annual net sales, if any. We continue to be obligated to repay CHDI for our pro-rata share of funding received through the effective date of our opt-out, with interest, in the event that a product is ultimately commercialized from the funded research.

In addition, we and Medtronic may jointly agree to collaborate on additional product development programs for the treatment of other neurodegenerative diseases, which can be addressed by the delivery of siRNAs to the human nervous system through implantable infusion devices, under the amended and restated collaboration agreement, which remains in effect.

We continue to work internally and with third-party collaborators with the goal of developing new technologies to deliver our RNAi therapeutics both directly to specific sites of disease, and systemically by intravenous or subcutaneous administration. We have numerous RNAi therapeutic delivery collaborations and intend to continue to collaborate with government, academic and corporate third parties to evaluate different delivery options.

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

In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading pharmaceutical companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis Pharma AG, or Novartis, Biogen Idec Inc., or Biogen Idec, F. Hoffmann-La Roche Ltd, or Roche (which assigned its rights and obligations to Arrowhead Research Corporation, or Arrowhead, during 2011), Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko, and Cubist Pharmaceuticals, Inc., or Cubist. We have previously entered, and in the future we intend to enter, into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health, or NIH. We have also established collaborations with and, in some instances, received funding from, major medical and disease associations, including CHDI. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest, under our InterfeRxtm program, and to research companies that commercialize RNAi reagents or services under our research product licenses.

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. Through an internal effort we refer to as Alnylam Biotherapeutics, we are advancing the application of RNAi technology to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. We have formed, and intend to form additional, collaborations through this effort with third-party biopharmaceutical companies. In October 2011, we entered into a collaboration with GlaxoSmithKline, or GSK, for influenza vaccine production, under our VaxiRNA™ platform, an RNAi technology developed under our Alnylam Biotherapeutics initiative, for the enhanced production of viruses used in the manufacture of vaccine products. Additionally, in 2007, we and Isis established Regulus Therapeutics Inc., or Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Regulus has formed collaborations with GSK and Sanofi to advance its efforts. Given the broad applications for RNAi technology, in addition to our efforts on Alnylam Biotherapeutics, VaxiRNA and Regulus, we believe new ventures and opportunities will be available to us.

In January 2012, our Board of Directors approved, and we implemented, a strategic corporate restructuring pursuant to which we reduced our overall workforce by approximately 33%, to approximately 115 employees. The goal of the restructuring was to align our resources to focus on what we believe to be our highest value opportunities, including a focus on ALN-TTR for the treatment of ATTR and ALN-APC for the treatment of hemophilia as our lead programs, while advancing other pipeline programs through existing alliances and new collaborations. We expect the reduction in personnel costs, along with other external costs, to result in savings of approximately $20.0 million in our 2012 operating expenses. During the three months ended March 31, 2012, we substantially completed the implementation of the strategic corporate restructuring and recorded $3.9 million of restructuring-related costs in operating expenses, including employee severance, benefits and related costs. We expect to pay substantially all of these restructuring costs during 2012. We do not expect to incur any additional significant costs associated with this restructuring.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At March 31, 2012, we had an accumulated deficit of $412.4 million. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. To date, a substantial portion of our total net revenues has been derived from collaboration revenues from strategic alliances with Roche, Takeda, Cubist and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our sources of potential funding for the next several years to be derived primarily from new and existing strategic alliances, which may include license and other fees, funded research and development and milestone payments, government and foundation funding, and proceeds from the sale of equity or debt. In July 2011, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock and/or other securities, in an amount up to an aggregate of $150.0 million, for future issuance. In February 2012, we sold an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of the offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. We intend to use these proceeds for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our ALN-TTR02 and ALN-APC programs, as well as for working capital, capital expenditures, and general and administrative expenses.

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

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At March 31, 2012, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

Since delivery of RNAi therapeutics remains a major objective of our research activities, we also look to form collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies. For example, we have entered into agreements with Arrowhead, Tekmira Pharmaceuticals Corporation, or Tekmira, the Massachusetts Institute of Technology, or MIT, The University of British Columbia, or UBC, and AlCana Technologies, Inc., or AlCana, among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck Innovation, Tekmira, MIT, Cancer Research Technology Limited, or CRT, Whitehead Institute for Biomedical Research, or Whitehead, and The University of Texas Southwestern Medical Center, or UTSW, as well as a number of other entities, to obtain rights to intellectual property in the field of RNAi.

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

Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. At March 31, 2012, we, Isis and Sanofi owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2011, which we filed with the SEC on February 13, 2012.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2012	2011

Net revenues	$20,587	$20,897
Operating expenses	31,480	36,573
Loss from operations	(10,893)	(15,676)
Net loss	$(11,368)	$(16,285)

Net Revenues from Research Collaborators

We generate revenues through research collaborations. The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2012	2011

Roche/Arrowhead	$13,994	$13,994
Takeda	5,493	5,768
Other	1,100	1,135

Total net revenues from research collaborators	$20,587	$20,897

Net revenues from research collaborators remained consistent during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Beginning in the second half of 2012, we expect net revenues from research collaborators to decrease significantly as we complete our remaining performance obligations under the Roche/Arrowhead alliance in the third quarter of 2012.

Total deferred revenue of $120.8 million at March 31, 2012 consists of payments we have received from collaborators, primarily Roche/Arrowhead, Takeda, Kyowa Hakko Kirin and Cubist, but have not yet recognized pursuant to our revenue recognition policies.

For the foreseeable future, we expect our revenues to continue to be derived primarily from our alliances with Roche/Arrowhead, through the third quarter of 2012, Takeda and Cubist, and other strategic alliances, as well as new collaborations, foundation funding, government contracts and licensing activities.

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Total Operating	Three Months Ended	% of Total Operating	Increase (Decrease)
	March 31, 2012	Expenses	March 31, 2011	Expenses	$	%
Research and development	$21,074	67%	$26,349	72%	$(5,275)	(20)%
General and administrative	10,406	33%	10,224	28%	182	2%

Total operating expenses	$31,480	100%	$36,573	100%	$(5,093)	(14)%

Research and development. The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31,	% of Expense	Three Months Ended March 31,	% of Expense	Increase (Decrease)
	2012	Category	2011	Category	$	%
Research and development
Compensation and related	$5,261	25%	$6,332	24%	$(1,071)	(17)%
Facilities-related	3,198	15%	3,361	13%	(163)	(5)%
Restructuring	3,015	14%	—	—	3,015	100%
Clinical trial and manufacturing	2,915	14%	6,191	24%	(3,276)	(53)%
External services	2,607	12%	4,934	19%	(2,327)	(47)%
Non-cash stock-based compensation	2,088	10%	2,665	10%	(577)	(22)%
Lab supplies and materials	1,004	5%	1,682	6%	(678)	(40)%
License fees	242	1%	306	1%	(64)	(21)%
Other	744	4%	878	3%	(134)	(15)%

Total research and development expenses	$21,074	100%	$26,349	100%	$(5,275)	(20)%

Research and development expenses decreased during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due primarily to lower clinical trial and manufacturing costs related to our ALN-RSV and ALN-VSP programs, partially offset by additional expenses related to the advancement of our ALN-TTR program. In addition, external services expenses decreased, due primarily to lower pre-clinical expenses for our ALN-TTR and ALN-PCS programs as we further advance these programs in the clinic. Lab supplies and materials and compensation and related expenses also decreased due primarily to the reduction in workforce in connection with our January 2012 strategic corporate restructuring. Partially offsetting these decreases was a one-time charge related to the 2012 restructuring, including employee severance, benefits and related costs.

We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies, however, we expect that research and development expenses will decrease for the remainder of 2012 due primarily to the reduction in workforce related to our January 2012 strategic corporate restructuring.

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

General and administrative. The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	March 31, 2012	Category	March 31, 2011	Category	$	%
General and administrative
Consulting and professional services	$5,744	55%	$5,476	54%	$268	5%
Compensation and related	1,632	16%	2,057	20%	(425)	(21)%
Non-cash stock-based compensation	1,068	10%	1,457	14%	(389)	(27)%
Restructuring	894	9%	—	—	894	100%
Facilities-related	413	4%	667	6%	(254)	(38)%
Other	655	6%	567	6%	88	16%

Total general and administrative expenses	$10,406	100%	$10,224	100%	$182	2%

General and administrative expenses remained consistent during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. For the remainder of 2012, we expect that general and administrative expenses will decrease due primarily to the reduction in workforce related to our January 2012 strategic corporate restructuring.

Other income (expense)

We incurred $0.9 million and $1.1 million of equity in loss of joint venture (Regulus Therapeutics Inc.) for the three months ended March 31, 2012 and 2011, respectively, related to our share of the net losses incurred by Regulus.

Interest income was $0.2 million for the three months ended March 31, 2012 as compared to $0.4 million for the three months ended March 31, 2011. The decrease was due primarily to lower average cash, cash equivalent and marketable securities balances.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2012	2011
Net loss	$(11,368)	$(16,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	6,087	6,671
Changes in operating assets and liabilities	(24,934)	3,309

Net cash used in operating activities	(30,215)	(6,305)
Net cash (used in) provided by investing activities	(65,593)	22,287
Net cash provided by financing activities	87,319	9

Net (decrease) increase in cash and cash equivalents	(8,489)	15,991
Cash and cash equivalents, beginning of period	70,228	74,599

Cash and cash equivalents, end of period	$61,739	$90,590

Since we commenced operations in 2002, we have generated significant losses. At March 31, 2012, we had an accumulated deficit of $412.4 million. At March 31, 2012, we had cash, cash equivalents and marketable securities of $316.9 million, compared to cash, cash equivalents and marketable securities of $260.8 million at December 31, 2011. In February 2012, we sold an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of the offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. We intend to use these proceeds for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our ALN-TTR02 and ALN-APC programs, as well as for working capital, capital expenditures, and general and administrative expenses.

We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at March 31, 2012.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the three months ended March 31, 2012, net cash used in operating activities of $30.2 million was due primarily to our net loss and a decrease in deferred revenue of $20.1 million. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.), and depreciation and amortization.

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

Investing activities

For the three months ended March 31, 2012, net cash used in investing activities of $65.6 million resulted primarily from net purchases of marketable securities. For the three months ended March 31, 2011, net cash provided by investing activities of $22.3 million resulted primarily from net sales and maturities of marketable securities.

Financing activities

For the three months ended March 31, 2012, net cash of $87.3 million provided by financing activities was due primarily to proceeds received from our February 2012 underwritten public offering, as well proceeds from the issuance of common stock in connection with stock option exercises. For the three months ended March 31, 2011, net cash provided by financing activities was due to proceeds from the issuance of common stock in connection with stock option exercises.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities. In February 2012, we sold an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of the offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. We intend to use these proceeds for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our ALN-TTR02 and ALN-APC programs, as well as for working capital, capital expenditures, and general and administrative expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, for which we have not recognized any impairment charges, together with the cash we expect to generate under our current alliances, will be sufficient to fund our planned operations through at least the end of 2013. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.

In the future, we may seek additional funding through additional collaborative arrangements and public or private financings. During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents and investment securities and raising capital generally, which have had a material adverse impact on their liquidity. The current economic downturn has diminished the availability of capital and may limit our ability to access these markets to obtain financing in the future. As a result of these and other factors, additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any additional financing may further adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our contractual obligations and commitments since December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We adopted this amendment on January 1, 2012. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. We adopted this amendment on January 1, 2012. Other than a change in presentation, the adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2012, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.2 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at March 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(d) and 15d–15(d) under the Exchange Act) occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor, or in the alternative, a joint inventor, of the Tuschl patents. Utah did not serve the original complaint on us or the other defendants. On July 6, 2011, Utah filed an amended complaint alleging substantially the same claims against us, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on us on July 14, 2011. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. Although we believe we have meritorious defenses and intend to vigorously defend ourselves in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, the defense of litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.

Tekmira Infringement Litigation

On January 17, 2012, we filed a complaint in the United States District Court for the District of Massachusetts against Tekmira for patent infringement arising from Tekmira’s research activities providing LNP-formulated siRNA molecules to a pharmaceutical collaborator. As alleged in the complaint, we do not believe Tekmira’s activities are protected under the exemption from patent infringement for drug development. Pursuant to the complaint, we believe Tekmira has infringed a number of issued patents related to siRNA and LNP technologies, including: U.S. Patent No. 7,695,902; U.S. Patent No. 6,858,225; U.S. Patent No. 6,815,432; U.S. Patent No. 6,534,484; U.S. Patent No. 6,586,410; and U.S. Patent No. 6,858,224. Under our contractual right to enforce U.S. Patent No. 7,695,902 owned by Isis, we joined Isis to the suit as a co-plaintiff. On March 2, 2012, Tekmira filed a motion to dismiss five of the six claims of our complaint for lack of standing. We filed an opposition to this motion and Tekmira has filed a reply.

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

Risks Related to Our Business

Risks Related to Being an Early Stage Company

Because we are an early-stage development stage company, there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies in the biopharmaceutical industry.

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

We have experienced significant operating losses since our inception. At March 31, 2012, we had an accumulated deficit of $412.4 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies or funding from contracts with the government or foundations, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, future public equity offerings, private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all.

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, under our shelf registration statement or otherwise, further dilution to our stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us, subject to certain exceptions. These rights continue until the earlier of any sale by Novartis of shares of our common stock and the expiration or termination of our license agreement with Novartis, subject to certain exceptions. Pursuant to the terms of its investor rights agreement with us, over the past five years, Novartis purchased an aggregate of 335,033 shares of our common stock, resulting in aggregate payments to us of $7.6 million. At March 31, 2012, Novartis held 10.8% of our outstanding common stock. While the exercise of these rights by Novartis has provided us with funding, and the exercise in the future by Novartis may provide us with additional funding under some circumstances, these exercises have caused, and any future exercise of these rights by Novartis will also cause further, dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets.

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

At March 31, 2012, we had $316.9 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional such alliances in the future. For example, we intend to enter into worldwide or specific geographic collaborations relating to (1) RNAi platform and/or multi-target discovery alliances, and (2) select RNAi therapeutic programs in our pipeline, including ALN-PCS, ALN-HPN, ALN-TMP and ALN-VSP. In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. For example, under our agreements with MIT, Tekmira, UBC and AlCana, and Arrowhead, among others, we have access to certain existing delivery technologies and/or are developing additional delivery capabilities. In addition, under certain of our other alliances, we may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on Kyowa Hakko Kirin for development and commercialization of any RNAi products for the treatment of RSV in Asia. If Kyowa Hakko Kirin is not successful in its commercialization efforts, our future revenues from RNAi therapeutics for the treatment of RSV may be adversely affected.

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

For example, in March 2011, Tekmira filed a civil complaint against us claiming misappropriation of its confidential and proprietary information and trade secrets, civil conspiracy and tortious interference with contractual relationships, unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, and unfair and deceptive trade practices by us. As a result of the litigation, we have been required to expend additional resources and management attention that would otherwise be engaged in other activities. Moreover, a collaborator, or in the event of a change in control of a collaborator or the assignment of a collaboration agreement to a third-party, the successor entity or assignee, could determine that it is in its interests to:

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

In September 2007, we and Isis formed Regulus, of which we owned approximately 45% at March 31, 2012, to discover, develop and commercialize microRNA therapeutics. Regulus is exploring therapeutic opportunities that arise from dysregulation of microRNAs. Neither Regulus nor any other company has received regulatory approval to market therapeutics utilizing microRNA technology. In connection with the establishment of Regulus, we exclusively licensed to Regulus our intellectual property rights covering microRNA technology. Generally, we do not have rights to pursue microRNA therapeutics independently of Regulus. If Regulus is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.

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

The manufacturing process for any products that we may develop is subject to FDA and foreign regulatory authority approval process and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our commercial collaborators, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

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

If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our products or product candidates.

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

In January 2012, we announced a corporate restructuring and workforce reduction plan pursuant to which we reduced our workforce by approximately 33%. We took these actions in order to reduce costs, streamline operations and improve our cost structure, and we expect that this restructuring plan will result in significant savings in 2012 operating expenses. The workforce reduction was substantially completed at the end of the first quarter of 2012.

As a result of the reduction in workforce, we recorded a restructuring charge of $3.9 million and are obligated to make future payments to reduce this obligation, the majority of which we expect to be made during the first half of 2012. The restructuring charges were based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these reductions. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

Our restructuring plan has been and may continue to be disruptive to our operations. For example, cost savings measures may distract management from our core business, harm our reputation, yield unanticipated consequences, such as attrition beyond planned reductions in workforce, or increased difficulties in our day-to-day operations, and may adversely affect employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our products and product candidates in the future.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have several programs in clinical development. We are developing ALN-RSV01 for the treatment of RSV infection. We recently completed enrollment in a Phase IIb clinical trial to evaluate the clinical efficacy endpoints as well as safety of aerosolized ALN-RSV01 in adult lung transplant patients naturally infected with RSV. The objective of this Phase IIb clinical trial was to repeat and extend the clinical results observed in a Phase IIa clinical trial. We do not yet know the results of this study. In addition, in August 2011, we completed a Phase I clinical trial for ALN-VSP, our first systemically delivered RNAi therapeutic. We are developing ALN-VSP for the treatment of primary and secondary liver cancer. In July 2010, we initiated a Phase I clinical trial for ALN-TTR01, our second systemically delivered RNAi therapeutic, which targets the transthyretin, or TTR, gene for the treatment of ATTR. In September 2011, we initiated a Phase I clinical trial for ALN-PCS for the treatment of severe hypercholesteremia. ALN-PCS is formulated in a proprietary second-generation LNP formulation. In March 2012, we initiated a Phase I clinical trial for ALN-TTR02, a second-generation systemically delivered RNAi therapeutic, for the treatment of ATTR. However, we may not be able to further advance these or any other product candidate through clinical trials.

If we enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate or any other product candidate. For example, ALN-RSV01 may not demonstrate the same results in the Phase IIb clinical trial as it did in our Phase IIa clinical trial. In addition, ALN-VSP, ALN-PCS and ALN-TTR02 employ novel delivery formulations that have yet to be extensively evaluated in human clinical trials and proven safe and effective. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

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

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of an NDA or biologics license application, or BLA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any postmarketing tests or surveillance to monitor the safety and efficacy of the drug product required as a condition of approval or agreed to by us. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with cGMP requirements and good clinical practices for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, CRT, Isis, MIT, Whitehead, Max Planck Innovation, Tekmira, UTSW and Arrowhead. We also intend to enter into additional licenses to third-party intellectual property in the future.

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

As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination and opposition proceedings, in various patent offices relating to patent rights in the RNAi field. For example, various third parties have initiated oppositions to patents in our Kreutzer-Limmer and Tuschl II series in the European Patent Office, or EPO, and in other jurisdictions. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi.

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

Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others. For example, on January 17, 2012, we filed a complaint in the United States District Court for the District of Massachusetts against Tekmira for patent infringement arising from Tekmira’s research activities providing LNP-formulated siRNA molecules to a pharmaceutical collaborator. As alleged in the complaint, we do not believe Tekmira’s activities are protected under the exemption from patent infringement for drug development. Pursuant to the complaint, we believe Tekmira has infringed a number of issued patents related to siRNA and LNP technologies, including: U.S. Patent No. 7,695,902; U.S. Patent No. 6,858,225; U.S. Patent No. 6,815,432; U.S. Patent No. 6,534,484; U.S. Patent No. 6,586,410; and U.S. Patent No. 6,858,224. Under our contractual right to enforce U.S. Patent No. 7,695,902 owned by Isis, we joined Isis to the suit as a co-plaintiff. We and Isis are seeking judgment that Tekmira has infringed the patents at issue, a permanent injunction enjoining the infringing activities, damages, and costs and expenses, including attorneys’ fees.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, the University of Utah, or Utah, filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. The original complaint was not served on any of the parties and, in July 2011, Utah filed an amended complaint containing substantially the same claims as the original complaint against us, Max Planck, Whitehead, MIT and UMass. The amended complaint alleges the defendants have incorrectly determined inventorship of some of our in-licensed patents and further claims unjust enrichment, unfair competition, false advertising and seeks correction of inventorship, injunctive relief and unspecified damages. In October 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss and UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. In December 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. We intend to vigorously defend ourselves in this matter, however, litigation is subject to inherent uncertainty and a court could ultimately rule against us.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Isis, GeneCare Research Institute Co., Ltd., Benitec Ltd., Arrowhead and its subsidiary, Calando Pharmaceuticals, Inc., Tekmira, Quark Pharmaceuticals, Inc., Sylentis S.A.U. and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us. Merck & Co., Inc., or Merck, was one of our collaborators and a licensee under our intellectual property for specified disease targets until September 2007, at which time we and Merck agreed to terminate our collaboration. As a result of its acquisition of Sirna Therapeutics, Inc. in December 2006, and in light of the mutual termination of our collaboration, Merck, which has substantially more resources and experience in developing drugs than we do, may become a direct competitor.

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of Roche, and Takeda have obtained non-exclusive licenses, and Novartis has obtained specific exclusive licenses for 31 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs, in order to suppress the activity of specific genes. Isis is currently marketing an antisense drug and has several antisense product candidates in clinical trials. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

At March 31, 2012, Novartis held 10.8% of our outstanding common stock and has the right to maintain its ownership percentage until the earlier of any sale by Novartis of shares of our common stock and the expiration or termination of our collaboration and license agreement, subject to certain exceptions. This concentration of ownership may harm the market price of our common stock by:

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

ITEM 5. OTHER INFORMATION

Lease Agreement

On February 10, 2012, we entered into a non-cancelable real property lease agreement with BMR-Fresh Pond Research Park LLC, pursuant to which we are leasing approximately 15,000 square feet of office and laboratory space located at 665 Concord Avenue, Cambridge, Massachusetts. The term of the lease expires August 31, 2017. We have the option to extend the lease for two successive five-year extensions. Our operating lease obligations through 2017 under this lease will be $2.6 million.

Medtronic Agreement

In July 2007, we entered into an amended and restated collaboration agreement with Medtronic to pursue the development of RNAi therapeutics for the treatment of neurodegenerative disorders using implantable infusion systems. ALN-HTT is an RNAi therapeutic candidate targeting the huntingtin gene, for the treatment of HD, which we have been developing in collaboration with Medtronic under this agreement. In November 2010, we and Medtronic entered into an agreement with CHDI, under which CHDI agreed to initially fund approximately 50% of the costs of the ALN-HTT program up to the point at which an IND can be filed with the FDA or a comparable foreign regulatory filing can be made.

In connection with our January 2012 strategic corporate restructuring, we determined to align our resources to focus on our lead programs, ALN-TTR and ALN-APC. In April 2012, as part of this alignment of resources, we exercised our option under the Medtronic agreement to opt-out of the 50-50 expense/profit share arrangement of the ALN-HTT drug-device development program and move to a royalty and milestone licensing structure. Medtronic has the right to continue development of the ALN-HTT program. If Medtronic decides to continue the ALN-HTT program, it would assume responsibility for future development plans. We intend to transition the program to Medtronic, and intend to continue to supply ALN-HTT for the program, as well as provide technical support to Medtronic, as requested. If Medtronic continues the program, we would be compensated for the supply of ALN-HTT, and would be entitled to certain development milestones, as well as royalties on annual net sales, if any. We continue to be obligated to repay CHDI for our pro-rata share of funding received through the effective date of our opt-out, with interest, in the event that a product is ultimately commercialized from the funded research.

In addition, we and Medtronic may jointly agree to collaborate on additional product development programs for the treatment of other neurodegenerative diseases, which can be addressed by the delivery of siRNAs to the human nervous system through implantable infusion devices, under the amended and restated collaboration agreement, which remains in effect.

ITEM 6. EXHIBITS.

10.1	2012 Annual Incentive Program

10.2†	Lease entered into as of February 10, 2012 by and between BMR-Fresh Pond Research Park LLC and the Registrant

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101+	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
+	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: May 3, 2012	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	/s/ Michael P. Mason
Michael P. Mason Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)