Form 10-Q
period 2012-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2012-08-08
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 31, 2012, the registrant had 52,244,947 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,274	$70,228
Marketable securities	180,750	76,174
Billed and unbilled collaboration receivables	4,385	1,468
Prepaid expenses and other current assets	6,933	4,158

Total current assets	240,342	152,028
Marketable securities	63,741	114,407
Property and equipment, net	14,206	14,643
Investment in joint venture (Regulus Therapeutics Inc.)	—	564
Intangible assets, net	188	275

Total assets	$318,477	$281,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,519	$5,800
Accrued expenses	14,228	12,340
Deferred rent	608	484
Investment in joint venture (Regulus Therapeutics Inc.)	1,364	—
Deferred revenue	35,345	62,366

Total current liabilities	57,064	80,990
Deferred rent, net of current portion	4,328	3,727
Deferred revenue, net of current portion	68,108	78,487
Other long-term liabilities	690	716

Total liabilities	130,190	163,920

Commitments and contingencies (Notes 3, 4 and 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 51,995,553 shares issued and outstanding at June 30, 2012; 42,721,942 shares issued and outstanding at December 31, 2011	520	427
Additional paid-in capital	613,149	518,731
Accumulated other comprehensive loss	(62)	(165)
Accumulated deficit	(425,320)	(400,996)

Total stockholders’ equity	188,287	117,997

Total liabilities and stockholders’ equity	$318,477	$281,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues from research collaborators	$20,884	$20,614	$41,471	$41,511

Operating expenses:
Research and development (1)	21,723	25,303	42,797	51,652
General and administrative (1)	11,228	8,429	21,634	18,653

Total operating expenses	32,951	33,732	64,431	70,305

Loss from operations	(12,067)	(13,118)	(22,960)	(28,794)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(1,139)	(1,012)	(2,028)	(2,084)

Interest income	271	322	494	704
Other (expense) income	(21)	(16)	170	65

Total other income (expense)	(889)	(706)	(1,364)	(1,315)

Net loss	$(12,956)	$(13,824)	$(24,324)	$(30,109)

Net loss per common share - basic and diluted	$(0.25)	$(0.33)	$(0.50)	$(0.71)

Weighted average common shares used to compute basic and diluted net loss per common share	51,280	42,379	48,877	42,369

Comprehensive loss:
Net loss	$(12,956)	$(13,824)	$(24,324)	$(30,109)
Unrealized (loss) gain on marketable securities	(25)	(228)	103	(960)

Comprehensive loss	$(12,981)	$(14,052)	$(24,221)	$(31,069)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$1,998	$2,830	$4,086	$5,495
General and administrative	1,098	1,384	2,166	2,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(24,324)	$(30,109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,726	2,626
Non-cash stock-based compensation	6,252	8,336
Charge for 401(k) company stock match	212	274
Equity in loss of joint venture (Regulus Therapeutics Inc.)	2,028	2,084
Realized gain on sale of marketable securities	(179)	—
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	(2,917)	2,142
Income taxes receivable	—	10,669
Prepaid expenses and other assets	(2,613)	1,812
Accounts payable	(281)	(1,363)
Accrued expenses and other	2,587	910
Deferred revenue	(37,400)	(30,265)

Net cash used in operating activities	(51,909)	(32,884)

Cash flows from investing activities:
Purchases of property and equipment	(1,933)	(502)
Increase in restricted cash	(162)	—
Purchases of marketable securities	(157,104)	(163,759)
Sales and maturities of marketable securities	101,207	189,185

Net cash (used in) provided by investing activities	(57,992)	24,924

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	1,475	471
Proceeds from issuance of common stock, net of offering costs	86,800	—
Payments for repurchase of common stock for employee tax withholding	(328)	—

Net cash provided by financing activities	87,947	471

Net (decrease) increase in cash and cash equivalents	(21,954)	(7,489)
Cash and cash equivalents, beginning of period	70,228	74,599

Cash and cash equivalents, end of period	$48,274	$67,110

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Six Months Ended June 30,
	2012	2011
Options to purchase common stock	8,578	8,925
Unvested restricted common stock	658	341

	9,236	9,266

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

The Company recognized an aggregate of $0.7 million and $0.4 million of stock-based compensation expense related to all outstanding restricted stock awards for the three months ended June 30, 2012 and 2011, respectively. The Company recognized an aggregate of $1.2 million and $0.5 million of stock-based compensation expense related to all outstanding restricted stock awards for the six months ended June 30, 2012 and 2011, respectively.

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

Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$44,586	$41,577	$3,009	$—
Marketable securities (fixed income)
Corporate notes	162,242	—	162,242	—
U.S. Government obligations	57,031	—	57,031	—
Commercial paper	21,621	—	21,621	—
Municipal notes	3,562	—	3,562	—
Marketable securities (equity holdings)	35	—	35	—

Total	$289,077	$41,577	$247,500	$—

Description	At December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$67,024	$67,024	$—	$—
Marketable securities (fixed income)
Corporate notes	104,839	—	104,839	—
U.S. Government obligations	73,722	—	73,722	—
Commercial paper	11,395	—	11,395	—
Marketable securities (equity holdings)	625	—	625	—

Total	$257,605	$67,024	$190,581	$—

During the three and six months ended June 30, 2012, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

The following tables summarize the Company’s marketable securities at June 30, 2012 and December 31, 2011, in thousands:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$21,647	$—	$(26)	$21,621
Corporate notes (Due within 1 year)	138,616	57	(76)	138,597
Corporate notes (Due after 1 year through 2 years)	23,660	4	(19)	23,645
U.S. Government obligations (Due within 1 year)	20,534	1	(3)	20,532
U.S. Government obligations (Due after 1 year through 2 years)	36,502	5	(8)	36,499
Municipal notes (Due after 1 year through 2 years)	3,564	—	(2)	3,562
Equity securities	30	5	—	35

Total	$244,553	$72	$(134)	$244,491

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$11,397	$—	$(2)	$11,395
Corporate notes (Due within 1 year)	51,273	19	(47)	51,245
Corporate notes (Due after 1 year through 2 years)	53,592	50	(48)	53,594
U.S. Government obligations (Due within 1 year)	13,532	2	—	13,534
U.S. Government obligations (Due after 1 year through 2 years)	60,202	7	(21)	60,188
Equity securities	750	—	(125)	625

Total	$190,746	$78	$(243)	$190,581

Revenue Recognition for Substantive Milestones

The Company performs an assessment to determine whether a substantive milestone exists at the inception of its collaborative arrangements. In evaluating if a milestone is substantive, the Company considers whether uncertainty exists as to the achievement of the milestone event at the inception of the arrangement, the achievement of the milestone involves substantive effort and can only be achieved based in whole or part on the performance or the occurrence of a specific outcome resulting from the Company’s performance, the amount of the milestone payment appears reasonable either in relation to the effort expected to be expended or to the projected enhancement of the value of the delivered items, there is any future performance required to earn the milestone, and the consideration is reasonable relative to all deliverables and payment terms in the arrangement. When a substantive milestone is achieved, the accounting rules permit the Company to recognize revenue related to the milestone payment in its entirety.

To date, the Company has not recorded any substantive milestones under its collaborations because the Company has not identified any milestones that meet the required criteria listed above. The Company has deferred recognition of payments for achievement of non-substantive milestones and recognized revenue over the estimated period of performance applicable to each collaborative arrangement. As these milestones are achieved, a portion of the milestone payment, which is equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone payment will be recognized over the remaining performance period under the proportional performance method or on a straight-line basis. The Company uses the proportional performance method when the level of effort required to complete its performance obligations can be reasonably estimated and such performance obligations are provided on a best-efforts basis. If the Company cannot estimate its level of effort, the Company uses the straight-line basis.

Further information about the Company’s collaborative arrangements can be found in Note 2, Significant Agreements, below and Note 3 of the Company’s audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2012.

Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2012 through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognized or nonrecognized subsequent events.

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

2. SIGNIFICANT AGREEMENTS

The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Roche/Arrowhead	$13,994	$13,994	$27,988	$27,988
Takeda	5,494	5,493	10,987	11,261
Other	1,396	1,127	2,496	2,262

Total net revenues from research collaborators	$20,884	$20,614	$41,471	$41,511

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

In consideration for the rights the Company granted under the LCA, Roche paid the Company $273.5 million in upfront cash payments. In addition, in exchange for the Company’s contributions under the LCA, for each RNAi therapeutic product developed by Arrowhead, its affiliates or sublicensees under the LCA, the Company is entitled to receive milestone payments upon achievement of specified development, regulatory and commercialization events, totaling up to an aggregate of $100.0 million per therapeutic target, together with a single-digit percentage royalty payment based on worldwide annual net sales, if any. The potential future milestone payments for each therapeutic target include up to $17.5 million for the achievement of specified development milestones, up to $62.5 million for the achievement of specified regulatory milestones and up to $20.0 million for the achievement of specified commercialization milestones. The Company could potentially earn the next development milestone payment of $1.0 million under the LCA based upon the initiation of the first Phase I clinical trial by Arrowhead for an RNAi therapeutic product. For purposes of potential future revenue recognition, the Company does not believe this milestone is substantive. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone or royalty payments from Arrowhead. Under the LCA, the Company and Roche also established a discovery collaboration in October 2009 (“Discovery Collaboration”), subject to the Company’s existing contractual obligations to third parties.

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

The Company determined that the deliverables under these agreements included the license, the Alnylam Europe assets and employees, the steering committees (joint steering committee and future technology committee) and the services under the Discovery Collaboration. The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and assets of Alnylam Europe are not separable from the undelivered services (i.e., the steering committees and Discovery Collaboration) and, accordingly, the license and the services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Arrowhead alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services will end, contractually, in August 2012, which is five years from the effective date of the LCA.

The Company is recognizing the revenue related to these agreements on a straight-line basis over five years because the Company cannot reasonably estimate the total level of effort required to complete its service obligations under the LCA, and therefore, cannot utilize a proportional performance model. The Company will continue to recognize the revenue related to these agreements on a straight-line basis over five years through August 2012. At June 30, 2012, deferred revenue under the LCA was $9.3 million.

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

In consideration for the rights granted to Takeda under the Takeda Agreement, Takeda agreed to pay the Company $150.0 million in upfront and near-term technology transfer payments. In addition, the Company has the option, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the Takeda Collaboration Agreement. In June 2008, Takeda paid the Company an upfront payment of $100.0 million and agreed to pay to the Company an additional $50.0 million upon achievement of specified technology transfer milestones. Of this $50.0 million, $20.0 million was paid to the Company in October 2008, $20.0 million was paid to the Company in March 2010, and $10.0 million was paid to the Company in March 2011 (collectively, the “Technology Transfer Milestones”). If Takeda elects to expand its license to additional therapeutic areas, Takeda will be required to pay the Company $50.0 million for each additional field selected, if any. In addition, for each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, the Company is entitled to receive specified development, regulatory and commercialization milestone payments, totaling up to $171.0 million per product, together with up to a double-digit percentage royalty payment based on worldwide annual net sales, if any. The potential future milestone payments per product include up to $26.0 million for the achievement of specified development milestones, up to $40.0 million for the achievement of specified regulatory milestones and up to $105.0 million for the achievement of specified commercialization milestones. The Company could potentially earn the next milestone payment of $2.0 million under the Takeda Agreement based upon the achievement of a specified pre-clinical event by Takeda for an RNAi therapeutic product. For purposes of potential future revenue recognition, the Company does not believe this milestone is substantive. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone or royalty payments from Takeda.

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

The Company is recognizing the upfront payment of $100.0 million and the Technology Transfer Milestones of $50.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown, and therefore, cannot utilize a proportional performance model. As future milestones are achieved, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At June 30, 2012, deferred revenue under the Takeda Agreement was $63.8 million.

Product Alliances

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

In consideration for the rights granted to Cubist under the Cubist Agreement, in January 2009, Cubist paid the Company an upfront cash payment of $20.0 million. Cubist is also obligated under the Cubist Agreement to pay the Company milestone payments, totaling up to an aggregate of $82.5 million, upon the achievement of specified regulatory and sales events in the “Royalty Territory,” which includes all geographic territories excluding North America and Asia. Under the milestone structure, the potential future milestone payments include up to $32.5 million for the achievement of specified regulatory milestones and up to $50.0 million for the achievement of specified commercialization milestones. If Cubist elects to opt-in for the ALN-RSV01 program for adult lung transplant patients, the milestone payments due to the Company under the Cubist Agreement will be reduced. If Cubist elects to opt-in for the ALN-RSV01 program, the Company could potentially earn the next milestone payment of $2.5 million under the Cubist Agreement based upon the acceptance for filing of an application for regulatory approval for ALN-RSV01 by the European Medicines Agency or in any major European Union country. In addition, if Licensed Products are successfully developed, Cubist will be required to pay to the Company up to double-digit percentage royalty payments on net sales of Licensed Products in the Royalty Territory, if any, subject to offsets under certain circumstances. For purposes of potential future revenue recognition, the Company does not believe that the next milestone under the Cubist Agreement is substantive. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone or royalty payments from Cubist. In addition, if Licensed Products are successfully developed, Cubist will be required to pay to the Company royalties on net sales of Licensed Products in the Royalty Territory, if any, subject to offsets under certain circumstances. Upon achievement of certain development milestones, the Company will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license and, in addition to royalties on net sales in North America, will be entitled to receive additional milestone payments totaling up to an aggregate of $130.0 million upon achievement of up to $50.0 million in specified regulatory milestones and up to $80.0 million in specified commercialization milestones in North America, subject to the timing of the conversion by the Company and the regulatory status of Licensed Products at the time of conversion. If the Company makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the Royalty Territory.

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

The Company is recognizing the upfront payment of $20.0 million on a straight-line basis over approximately eight years because the Company is unable to reasonably estimate the level of effort to fulfill its performance obligations, and therefore, cannot utilize a proportional performance model. As future milestones are achieved, the Company will recognize as revenue a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. At June 30, 2012, deferred revenue under the Cubist Agreement was $11.1 million.

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

In consideration for the Company’s and Isis’ initial interests in Regulus, each party granted Regulus exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus. In March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus. In October 2010, in connection with its strategic alliance with Regulus formed in June 2010, Sanofi made a $10.0 million equity investment in Regulus. At June 30, 2012, the Company, Isis and Sanofi owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are the Company’s employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.

The Company reviewed the consolidation guidance that defines a variable interest entity (“VIE”) and concluded that Regulus currently qualifies as a VIE. The Company does not consolidate Regulus as the Company lacks the power to direct the activities that could significantly impact the economic success of this entity. Under the equity method of accounting, because the Company has guaranteed the debt of Regulus, the Company will continue to recognize its share of any future Regulus’ losses up to a maximum negative carrying value, or liability, equivalent to the amount of debt guaranteed by the Company. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the Company’s investment, as well the portion of Regulus’ debt, including accrued interest, guaranteed by the Company, which was $5.6 million at June 30, 2012. At June 30, 2012, the total negative carrying value of the Company’s investment in Regulus in its condensed consolidated balance sheets was a liability of $1.4 million.

The Company accounts for its investment in Regulus using the equity method of accounting. Summary results of Regulus’ operations for the three and six months ended June 30, 2012 and 2011 and balance sheets at June 30, 2012 and December 31, 2011 are presented in the tables below, in thousands (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Operations Data:
Net revenues	$3,212	$3,308	$6,653	$6,617
Operating expenses	5,867	5,446	11,392	10,905

Loss from operations	(2,655)	(2,138)	(4,739)	(4,288)
Other expense	(41)	(116)	(108)	(255)

Net loss	$(2,696)	$(2,254)	$(4,847)	$(4,543)

	June 30, 2012	December 31, 2011
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$26,983	$38,144
Current assets	27,570	38,666
Total assets	32,226	42,881
Current liabilities	21,581	12,850
Non-current liabilities	13,909	28,834
Notes payable	11,247	11,259
Total stockholders’ (deficit) equity	(3,264)	1,197

4. COMMITMENTS AND CONTINGENCIES

Litigation

Tekmira Litigation

On March 16, 2011, Tekmira Pharmaceuticals Corporation (“Tekmira”) and Protiva Biotherapeutics, Inc. filed a civil complaint against the Company in the Business Litigation Section of the Suffolk County Superior Court in Boston, Massachusetts, and on June 3, 2011, the plaintiffs filed an amended complaint adding AlCana Technologies, Inc. (“AlCana”), a research collaborator of the Company, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy, and tortious interference with contractual relationships by the Company and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, and unfair and deceptive trade practices by the Company. The plaintiffs seek, among other relief, injunctive relief, unspecified compensatory and punitive damages, attorneys’ fees, the termination of licenses that the plaintiffs provided to the Company and the relinquishment and transfer of certain of the Company’s intellectual property, including patents covering the Company’s MC3 technology.

On April 6, 2011, the Company timely served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims, and asserted counterclaims against the plaintiffs. On June 28, 2011, the Company timely served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and asserted counterclaims against the plaintiffs for breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. The Company is seeking monetary damages, attorneys’ fees and equitable relief on its counterclaims. In September 2011, the Court granted the plaintiffs’ motion to dismiss the Company’s counterclaim for defamation. The plaintiffs did not move to dismiss any of the Company’s other counterclaims, all of which remain pending. In July 2012, the Court denied the defendants’ requests to file motions for partial summary judgment. Fact discovery has been completed and expert discovery is underway. The Company expects a trial to start in October 2012. The Company intends to vigorously defend itself in this matter. However, litigation is subject to inherent uncertainty and this matter could be decided against the Company and the Company could be required to pay substantial damages, as well as equitable relief that could adversely affect the Company’s rights to certain intellectual property that it now uses. The Company has also incurred, and will continue to incur during the pendency of the litigation, significant costs, and the defense of this litigation has diverted, and until resolved will continue to divert, the attention of the Company’s management and other resources that would otherwise be engaged in other activities.

The Company has not recorded an estimate of the possible loss associated with this legal proceeding. Although the plaintiffs have not specified in their complaint the amount of monetary damages they are seeking, they have served an expert report estimating their damages under a variety of theories. These theories include the purported lost value of the plaintiffs’ trade secrets, calculated using two approaches, as well as the Company’s alleged unjust enrichment resulting from the purported misappropriation of the plaintiffs’ trade secrets, again using multiple approaches. The Company believes that under the applicable law the plaintiffs are not entitled to aggregate multiple theories, but the plaintiffs may attempt to do so. If the theories of monetary recovery included in the plaintiffs’ expert report were aggregated, it would result in damages within a range of approximately $61 million to $446 million. In addition, under one of the plaintiffs’ claims, any compensatory damage award sum could be subject to doubling or trebling, which could increase the potential damages up to approximately $1.3 billion, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees. On March 31, 2012, Tekmira reported a contingent liability to their lead counsel in the amount of $7.4 million, which would be significantly higher if the case is tried to a verdict. The plaintiffs are also seeking prejudgment interest.

The Company denies any wrongdoing and believes that the plaintiffs’ estimate of their purported compensatory damages is grossly overstated and based on faulty reasoning. The Company has served expert reports supporting the Company’s position that it is not liable on the plaintiffs’ claims, as well as an expert report on damages, which opines that the plaintiffs’ damages estimates are unreliable and, if their expert conducted an appropriate analysis under one of his approaches, damages in the event of an adverse finding on the liability issues would be less than $4.4 million. This amount could be subject to doubling or trebling, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees and potentially prejudgment interest.

Significant judgment is required to determine both the likelihood of a loss and the estimated amount of any such loss. The Company currently believes that the likelihood of a loss is more than remote but less than probable, and is unable to estimate a reasonable range of loss for this legal proceeding due to many factors.

University of Utah Litigation

On March 22, 2011, The University of Utah (the “University”) filed a civil complaint in the United States District Court for the District of Massachusetts against the Company, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation GmbH (together, “Max Planck”), the Whitehead Institute for Biomedical Research (“Whitehead”), the Massachusetts Institute of Technology (“MIT”) and the University of Massachusetts (“UMass”), claiming a professor at the University is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. The University did not serve the original complaint on the Company or the other defendants. On July 6, 2011, the University filed an amended complaint alleging substantially the same claims against the Company, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on the Company on July 14, 2011. The University is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, the Company, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which the Company, Max Planck, Whitehead and MIT have joined. On December 31, 2011, the University filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In

June 2012, the Court denied both motions to dismiss. The Company, Max Planck, Whitehead, MIT and UMass have filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and have filed a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal.

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

Tekmira Infringement Litigation

On January 17, 2012, the Company filed a complaint in the United States District Court for the District of Massachusetts against Tekmira for patent infringement arising from Tekmira’s research activities providing lipid nanoparticles- (“LNP”-) formulated small interfering RNA (“siRNA”) molecules to a pharmaceutical collaborator. As alleged in the complaint, the Company does not believe Tekmira’s activities are protected under the exemption from patent infringement for drug development. Pursuant to the complaint, the Company believes Tekmira has infringed a number of issued patents related to siRNA and LNP technologies, including: U.S. Patent No. 7,695,902; U.S. Patent No. 6,858,225; U.S. Patent No. 6,815,432; U.S. Patent No. 6,534,484; U.S. Patent No. 6,586,410; and U.S. Patent No. 6,858,224. Under the Company’s contractual right to enforce U.S. Patent No. 7,695,902 owned by Isis, the Company joined Isis to the suit as a co-plaintiff. On March 2, 2012, Tekmira filed a motion to dismiss five of the six claims of the Company’s complaint for lack of standing. The Company filed an opposition to this motion and Tekmira has filed a reply. In addition, Tekmira filed a motion to disqualify the Company’s outside legal counsel. On June 14, 2012, a hearing was held on Tekmira’s motion to dismiss and motion to disqualify. The Court has not yet ruled on these motions.

The Company and Isis are seeking judgment that Tekmira has infringed the patents at issue, a permanent injunction enjoining the infringing activities, damages, and costs and expenses, including attorneys’ fees.

The Company’s accounting policy for accrual of legal costs is to recognize such expenses as incurred.

5. 2012 RESTRUCTURING

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

During the three months ended March 31, 2012, the Company substantially completed the implementation of the strategic corporate restructuring and recorded $3.9 million of restructuring-related costs in operating expenses, including employee severance, benefits and related costs. The Company expects to pay substantially all of these restructuring costs during 2012. The Company did not incur any additional significant costs associated with this restructuring for the three months ended June 30, 2012 and does not expect to incur any additional significant costs in the future.

The following table summarizes the components of the Company’s restructuring expenses recorded in operating expenses and in current liabilities, in thousands:

	Original Charges and Amounts Accrued	(Reversals) or Adjustments to Charges	Amounts Paid Through June 30, 2012	Amounts Accrued at June 30, 2012
Employee severance, benefits and related costs	$3,909	$(183)	$2,603	$1,123

Total	$3,909	$(183)	$2,603	$1,123

The following table summarizes the components of the Company’s restructuring activities for the three months ended June 30, 2012, in thousands:

	Amounts Accrued at March 31, 2012	(Reversals) or Adjustments to Charges	Amounts Paid	Amounts Accrued at June 30, 2012
Employee severance, benefits and related costs	$2,388	$(183)	$1,082	$1,123

Total	$2,388	$(183)	$1,082	$1,123

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

Our core product strategy, which we refer to as “Alnylam 5x15,” is focused on the development and commercialization of novel RNAi therapeutics for the treatment of genetically defined diseases with high unmet medical need. Under our core product strategy, we expect to have five RNAi therapeutic programs in clinical development, including programs in advanced stages, on our own or with one or more collaborators, by the end of 2015. As part of this strategy, our goal is to develop product candidates with the following shared characteristics: a genetically defined target and disease; the potential to have a significant impact in high unmet need patient populations; the ability to leverage our existing RNAi delivery platform; the opportunity to monitor an early biomarker in Phase I clinical trials for human proof of concept; and the existence of clinically relevant endpoints for the filing of a new drug application, or NDA, with a focused patient database and possible accelerated paths for commercialization. Our core programs currently in clinical or pre-clinical development are: ALN-TTR for the treatment of transthyretin-mediated amyloidosis, or ATTR; ALN-AT3 for the treatment of hemophilia; ALN-PCS for the treatment of severe hypercholesterolemia; ALN-HPN for the treatment of refractory anemia; and ALN-TMP for the treatment of hemoglobinopathies, including beta-thalassemia and sickle cell anemia. We intend to focus on developing and commercializing ALN-TTR and ALN-AT3 on our own in the United States and potentially certain other countries, and we intend to enter into alliances to advance our ALN-PCS, ALN-HPN and ALN-TMP programs.

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

Our most advanced core product development program, ALN-TTR, targets the transthyretin, or TTR, gene, for the treatment of ATTR, a hereditary, systemic disease associated with severe morbidity and mortality caused by a mutation in the TTR gene that leads to the extracellular deposition of amyloid fibrils. In May 2012, we reported final clinical results from our ALN-TTR01 Phase I, multinational clinical trial showing that ALN-TTR01 was generally safe and well tolerated and resulted in statistically significant lowering of both wild-type and mutant TTR serum levels in ATTR patients. ALN-TTR01 employs a first-generation lipid nanoparticle, or LNP, formulation and the ALN-TTR01 Phase I clinical trial has provided proof-of-concept data for the program.

We are advancing ALN-TTR02 as our lead product candidate in our ALN-TTR program. ALN-TTR02 uses the same small interfering RNA, or siRNA, as ALN-TTR01, but is formulated in a proprietary second-generation LNP with the MC3 lipid. In July 2012, we reported clinical results from our ALN-TTR02 Phase I clinical trial, which was conducted in the United Kingdom as a randomized, single-blind, placebo-controlled, single-ascending dose study, which enrolled 17 healthy volunteer subjects. The primary objective of the study was to evaluate the safety and tolerability of a single dose of ALN-TTR02, with subjects being enrolled into five sequential cohorts of increasing doses ranging from 0.01 to 0.50 mg/kg. Secondary objectives of this study included the characterization of pharmacokinetics of ALN-TTR02 and the assessment of clinical activity as measured by effects on serum TTR levels through at least day 56 following a single dose. Preliminary data from this study show that administration of ALN-TTR02 leads to robust knockdown of serum TTR protein levels of up to 94%; the overall results were highly significant (p<0.00001 by ANOVA). Suppression of TTR, the disease-causing protein in ATTR, was found to be rapid, dose dependent, durable and specific after a single dose, with a nearly 80% level of TTR suppression sustained at one month with a single dose. Serum TTR levels were measured by an enzyme-linked immunosorbent, or ELISA, assay and also by a turbidometric assay method. Based on the significantly improved efficacy of ALN-TTR02, we have no further development plans for ALN-TTR01.

ALN-TTR02 was found to be generally safe and well tolerated in this Phase I clinical trial, consistent with our broader clinical experience with LNP-formulated siRNAs. There were no serious adverse events or discontinuations in the study related to ALN-TTR02 and there were no significant adverse events associated with ALN-TTR02 up through 0.30 mg/kg. A moderate acute infusion reaction was observed in one subject receiving ALN-TTR02 at 0.50 mg/kg who was able to complete dosing with slowing of the infusion rate. There were no laboratory abnormalities, including no changes in liver function tests, cytokines or C-reactive protein.

In June 2012, we reported the initiation of a Phase II clinical trial of ALN-TTR02. The Phase II clinical trial is designed as an open-label, multi-center, multi-dose, dose-escalation trial expected to enroll approximately 20 ATTR patients. Patients will be enrolled into cohorts of increasing doses and will receive ALN-TTR02 once every four weeks for two cycles. The primary objectives of this clinical trial are to evaluate the safety and tolerability of multiple doses of ALN-TTR02 and to measure clinical activity based on serial measurement of circulating serum TTR levels.

The Committee for Orphan Medicinal Products of the European Medicines Agency adopted a positive opinion for ALN-TTR01 designation as an orphan medicinal product for the treatment of familial amyloidotic polyneuropathy, or FAP. In April 2011, the European Commission officially designated ALN-TTR01 as an orphan drug. This designation also applies to ALN-TTR02. In addition, in June 2012, we reported that the United States Food and Drug Administration, or FDA, provided Orphan Drug Designation to ALN-TTR02 as a therapeutic for the treatment of FAP.

We are also advancing ALN-TTRsc, which utilizes our proprietary GalNAc-siRNA conjugate delivery technology and subcutaneous dose administration, into clinical development. Pre-clinical studies have shown that once-weekly dosing with ALN-TTRsc enables robust and sustained silencing of TTR over a multi-week period. We believe that ALN-TTRsc has the potential to provide product differentiation and expansion in the ATTR indication.

Our second core product development program is ALN-AT3 for the treatment of hemophilia. In July 2012, we presented data comparing robust RNAi-mediated silencing of protein C, or PC, and antithrombin, or AT, two natural anticoagulant proteins. These new results included studies performed to identify the optimal endogenous anticoagulant target and delivery modality for further RNAi therapeutic development in hemophilia. These studies showed that AT, an endogenous inhibitor of thrombin generation, is the optimal anticoagulant target and we have now designated ALN-AT3, an RNAi therapeutic targeting AT, as the development candidate for our hemophilia program. ALN-AT3 utilizes our proprietary GalNAc-siRNA conjugate delivery approach enabling subcutaneous administration with the potential for a once-weekly or twice-monthly dosing regimen. In pre-clinical animal models of hemophilia, administration of ALN-AT3 resulted in increased thrombin generation demonstrating proof of concept for this novel strategy. Based on these results, we are no longer advancing ALN-APC, an RNAi therapeutic targeting PC.

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

The Phase I clinical trial was conducted as a randomized, single-blind, placebo-controlled, single-ascending dose study in healthy volunteer subjects with elevated baseline LDL-c (greater than 116mg/dL). The primary objective of the study was to evaluate the safety and tolerability of a single dose of ALN-PCS. Secondary objectives included assessment of pharmacodynamic effects of the drug on plasma PCSK9 protein levels and evaluation of clinical efficacy as measured by LDL-c levels. A total of 32 subjects were enrolled into six sequential dose cohorts ranging from 0.015 to 0.400 mg/kg in a three-to-one randomization of drug to placebo.

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

In May 2012, we reported top-line results from an international multi-center, randomized, double-blind, placebo-controlled Phase IIb clinical trial with ALN-RSV01 for the treatment of RSV infection in lung transplant patients. RSV infection in lung transplant patients represents a significant unmet medical need due to the risk of developing new or progressive bronchiolitis obliterans syndrome, or BOS, an irreversible loss of function in the transplanted lung associated with approximately 50% mortality within five years. The primary endpoint of the study was the incidence of new or progressive BOS at 180 days after RSV infection. The clinical trial enrolled 87 patients who were randomized in a one-to-one, drug-to-placebo ratio. Based on local study site diagnosis of RSV infection, a total of 45 patients were randomized to receive ALN-RSV01 and 42 patients were randomized to receive placebo, defining the overall intent-to-treat study cohort, or ITT. Following central laboratory testing by PCR analysis, 10 patients could not be confirmed as infected for RSV; these patients happened to include nine patients randomized to receive placebo and one patient randomized to receive ALN-RSV01. Accordingly, a total of 77 patients (placebo, n=33; ALN-RSV01, n=44) comprised the “intent-to-treat,” or ITTc, analysis population. Baseline characteristics were generally well balanced between treatment groups. The study did not achieve the primary endpoint of reduced BOS in an ITTc analysis of confirmed RSV infected patients (p=0.058), but achieved statistically significant reductions in prospectively defined analyses of ITTc patients with their “last observation carried forward,” with a p-value of 0.028, and of ITTc patients treated “per protocol,” with a p-value of 0.025. In all analyses, ALN-RSV01 treatment was associated with a clinically meaningful treatment effect, with a reduction of over 50% in the incidence of day 180 BOS as compared with placebo. These results confirmed the findings from our Phase IIa clinical trial of ALN-RSV01 in the same clinical setting. We plan to discuss the results of this study with U.S. and European regulatory authorities later in 2012, and thereafter, determine appropriate next steps, if any, for our ALN-RSV program.

ALN-RSV01 was found to be generally safe and well tolerated in the study, with a comparable incidence of reported adverse events in placebo and study drug treatment arms. There were three deaths in the study, two in placebo and one in ALN-RSV01, all of which were determined to be unrelated to treatment.

In June 2012, we announced results from the extension study of our Phase I clinical trial of ALN-VSP, which was our first systemically delivered RNAi therapeutic to enter clinical development. ALN-VSP is comprised of two siRNAs, one targeting vascular endothelial growth factor, or VEGF, and the other targeting kinesin spindle protein, or KSP, and employs a first-generation LNP formulation. We are developing ALN-VSP for the treatment of liver cancers, including both primary and secondary liver cancers. The Phase I clinical trial was a multi-center, open label, dose escalation study to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of intravenous ALN-VSP in patients with advanced solid tumors with liver involvement.

The extension study included patients enrolled in the ALN-VSP Phase I clinical trial who achieved stable disease or better after four months of treatment; patients were eligible to continue on the extension study until disease progression. The main objectives included continued evaluation of safety and tolerability and assessment of disease response. Seven of 37 patients (18.9%) evaluable for response went onto the extension study. At the time of enrollment, six patients had stable disease and one had an unconfirmed partial response. For these patients treated on both the Phase I clinical trial and extension study, the average length of time on treatment was 10.5 months, with a range of five to 23 months. The results from the extension study demonstrated disease control lasting more than six months in the majority of patients treated on the extension study, including one complete response in an endometrial cancer patient who had multiple liver metastases. In this study, chronic dosing of up to 23 months with ALN-VSP was found to be generally safe and well tolerated.

In July 2012, we announced that we have formed a strategic collaboration with Ascletis Pharmaceuticals (Hangzhou) Co., Ltd., or Ascletis, a privately held US-China joint venture pharmaceutical company, for the development of ALN-VSP. Under the agreement, we have granted Ascletis exclusive rights to develop and commercialize ALN-VSP in China, including Hong Kong, Macau and Taiwan. Ascletis’ initial focus will be on advancing ALN-VSP into a Phase II clinical trial for the treatment of hepatocellular carcinoma. Under the agreement, Ascletis is required to pay us development and commercial milestone payments and royalties on net sales in the Ascletis territory, if any. We retain all rights to develop and commercialize ALN-VSP in the rest of the world. We may use the data generated in China by Ascletis under this strategic collaboration for development of ALN-VSP in the rest of the world and Ascletis may potentially receive sublicense payments based on any such future partnerships.

In July 2007, we entered into an amended and restated collaboration agreement with Medtronic, Inc., or Medtronic, to pursue the development of RNAi therapeutics for the treatment of neurodegenerative disorders using implantable infusion systems. ALN-HTT is an RNAi therapeutic candidate targeting the huntingtin gene, for the treatment of HD, which we have been developing in collaboration with Medtronic under this agreement. In November 2010, we and Medtronic entered into an agreement with CHDI Foundation, Inc., or CHDI, under which CHDI agreed to initially fund approximately 50% of the costs of the ALN-HTT program up to the point at which an investigational new drug application, or IND, can be filed with the FDA, or a comparable foreign regulatory filing can be made.

In connection with our January 2012 strategic corporate restructuring, we determined to align our resources to focus on our lead programs, ALN-TTR and ALN-AT3. In April 2012, as part of this alignment of resources, we exercised our option under the Medtronic agreement to opt-out of the 50-50 expense/profit share arrangement of the ALN-HTT drug-device development program and move to a royalty and milestone licensing structure.

Medtronic has the right to continue development of the ALN-HTT program. If Medtronic decides to continue the ALN-HTT program, it would assume responsibility for future development plans. We intend to transition the program to Medtronic, and intend to continue to supply ALN-HTT for the program, as well as provide technical support to Medtronic, as requested. If Medtronic continues the program, we would be compensated for the supply of ALN-HTT, and would be entitled to certain development milestone payments, as well as royalties on annual net sales, if any. We continue to be obligated to repay CHDI for our pro-rata share of funding received through the effective date of our opt-out, with interest, in the event that a product is ultimately commercialized from the funded research.

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

In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading pharmaceutical companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis Pharma AG, or Novartis, Biogen Idec Inc., or Biogen Idec, F. Hoffmann-La Roche Ltd, or Roche (which assigned its rights and obligations to Arrowhead Research Corporation, or Arrowhead, during 2011), Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko, Cubist Pharmaceuticals, Inc., or Cubist, and Ascletis. We have previously entered, and in the future we intend to enter, into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health. We have also established collaborations with and, in some instances, received funding from, major medical and disease associations, including CHDI. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest, under our InterfeRxtm program, and to research companies that commercialize RNAi reagents or services under our research product licenses.

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

In January 2012, our Board of Directors approved, and we implemented, a strategic corporate restructuring pursuant to which we reduced our overall workforce by approximately 33%, to approximately 115 employees. The goal of the restructuring was to align our resources to focus on what we believe to be our highest value opportunities, including a focus on ALN-TTR for the treatment of ATTR and ALN-AT3 for the treatment of hemophilia as our lead programs, while advancing other pipeline programs through existing alliances and new collaborations. We expect the reduction in personnel costs, along with other external costs, to result in savings of approximately $20.0 million in our 2012 operating expenses. During the three months ended March 31, 2012, we substantially completed the implementation of the strategic corporate restructuring and recorded $3.9 million of restructuring-related costs in operating expenses, including employee severance, benefits and related costs. We expect to pay substantially all of these restructuring costs during 2012. We do not expect to incur any additional significant costs associated with this restructuring.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At June 30, 2012, we had an accumulated deficit of $425.3 million. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. To date, a substantial portion of our total net revenues has been derived from collaboration revenues from strategic alliances with Roche, Takeda, Cubist and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our sources of potential funding for the next several years to be derived primarily from new and existing strategic alliances, which may include license and other fees, funded research and development and milestone payments, government and foundation funding, and proceeds from the sale of equity or debt. In July 2011, we filed a shelf registration statement with the SEC for an indeterminate number of shares of common stock and/or other securities, in an amount up to an aggregate of $150.0 million, for future issuance. In February 2012, we sold an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of the offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. We intend to use these proceeds for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our ALN-TTR02 and ALN-AT3 programs, as well as for working capital, capital expenditures, and general and administrative expenses.

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

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At June 30, 2012, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

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

VaxiRNA

We are also applying RNAi technology to improve the manufacturing processes for vaccines in an effort called VaxiRNA. The VaxiRNA platform stems from work we have performed as part of our Alnylam Biotherapeutics efforts. With VaxiRNA, we are using siRNAs that silence specific genes in vaccine production systems, such as cells or chicken eggs, which limit or prevent the efficient growth of viruses used in the manufacture of vaccine products. New innovations in vaccine manufacturing are needed to enable the scale and speed of global immunization for a number of pathogens. In October 2011, we formed a VaxiRNA collaboration with GSK for influenza vaccine production. Under the terms of the agreement, GSK has agreed to provide research funding and certain success-based milestone payments to us. If successfully applied in the manufacture of commercial product, we will also have the right to receive payments on unit product sales, if any. In addition, GSK has obtained an option for VaxiRNA applications toward two additional vaccine products. In July 2012, we received a $3.2 million development milestone payment from GSK under this agreement related to progress in our collaboration.

microRNA Therapeutics

Regulus. In September 2007, we and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Regulus leverages our and Isis’ technologies, know-how and intellectual property relating to microRNA therapeutics.

Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. At June 30, 2012, we, Isis and Sanofi owned approximately 45%, 46% and 9%, respectively, of Regulus. Regulus continues to operate as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees are not eligible to receive options to purchase Regulus common stock.

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

Our expertise in RNAi therapeutics and broad intellectual property portfolio have allowed us to form alliances with leading companies, including Isis, Medtronic, Novartis, Biogen, Roche, Takeda, Kyowa Hakko Kirin, Cubist and Ascletis, as well as license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$20,884	$20,614	$41,471	$41,511
Operating expenses	32,951	33,732	64,431	70,305
Loss from operations	(12,067)	(13,118)	(22,960)	(28,794)
Net loss	$(12,956)	$(13,824)	$(24,324)	$(30,109)

Net Revenues from Research Collaborators

We generate revenues through research collaborations. The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Roche/Arrowhead	$13,994	$13,994	$27,988	$27,988
Takeda	5,494	5,493	10,987	11,261
Other	1,396	1,127	2,496	2,262

Total net revenues from research collaborators	$20,884	$20,614	$41,471	$41,511

Net revenues from research collaborators remained consistent during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. Beginning in the second half of 2012, we expect net revenues from research collaborators to decrease significantly as we complete our remaining performance obligations under the Roche/Arrowhead alliance in the third quarter of 2012.

Total deferred revenue of $103.5 million at June 30, 2012 consists of payments we have received from collaborators, primarily Roche/Arrowhead, Takeda, Kyowa Hakko Kirin and Cubist, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months	% of Total	Three Months	% of Total
	Ended	Operating	Ended	Operating	Increase (Decrease)
	June 30, 2012	Expenses	June 30, 2011	Expenses	$	%
Research and development	$21,723	66%	$25,303	75%	$(3,580)	(14)%
General and administrative	11,228	34%	8,429	25%	2,799	33%

Total operating expenses	$32,951	100%	$33,732	100%	$(781)	(2)%

	Six Months	% of Total	Six Months	% of Total
	Ended	Operating	Ended	Operating	Increase (Decrease)
	June 30, 2012	Expenses	June 30, 2011	Expenses	$	%
Research and development	$42,797	66%	$51,652	73%	$(8,855)	(17)%
General and administrative	21,634	34%	18,653	27%	2,981	16%

Total operating expenses	$64,431	100%	$70,305	100%	$(5,874)	(8)%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2012	Category	June 30, 2011	Category	$	%
Research and development
Compensation and related	$5,083	23%	$5,871	23%	$(788)	(13)%
External services	3,682	17%	4,486	18%	(804)	(18)%
Clinical trial and manufacturing	3,525	16%	6,569	26%	(3,044)	(46)%
Facilities-related	3,299	15%	3,102	12%	197	6%
License fees	2,377	11%	43	* %	2,334	5,428%
Non-cash stock-based compensation	1,998	9%	2,830	11%	(832)	(29)%
Lab supplies and materials	1,247	6%	1,594	6%	(347)	(22)%
Restructuring	(183)	* %	—	—	(183)	100%
Other	695	3%	808	4%	(113)	(14)%

Total research and development expenses	$21,723	100%	$25,303	100%	$(3,580)	(14)%

*	Indicates less than 1%

Research and development expenses decreased during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due primarily to lower clinical trial and manufacturing expenses related to our ALN-RSV and ALN-VSP programs, partially offset by additional expenses related to the advancement of our ALN-TTR program. In addition, external services expenses decreased, due primarily to lower pre-clinical expenses for our ALN-TTR and ALN-PCS programs which we advanced further in the clinic. Compensation and related expenses also decreased due primarily to the reduction in workforce in connection with our January 2012 strategic corporate restructuring. Partially offsetting these decreases were license fees due to certain entities related to our drug delivery-related and platform technologies.

We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies, however, we expect that research and development expenses will remain consistent for the remainder of 2012.

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

	Six Months	% of	Six Months	% of
	Ended	Expense	Ended	Expense	Increase (Decrease)
	June 30, 2012	Category	June 30, 2011	Category	$	%
Research and development
Compensation and related	$10,344	24%	$12,203	24%	$(1,859)	(15)%
Facilities-related	6,497	15%	6,463	12%	34	1%
Clinical trial and manufacturing	6,441	15%	12,760	25%	(6,319)	(50)%
External services	6,289	15%	9,420	18%	(3,131)	(33)%
Non-cash stock-based compensation	4,086	10%	5,495	11%	(1,409)	(26)%
Restructuring	2,832	7%	—	—%	2,832	100%
License fees	2,618	6%	349	1%	2,269	650%
Lab supplies and materials	2,251	5%	3,276	6%	(1,025)	(31)%
Other	1,439	3%	1,686	3%	(247)	(15)%

Total research and development expenses	$42,797	100%	$51,652	100%	$(8,855)	(17)%

Research and development expenses decreased during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due primarily to lower clinical trial and manufacturing costs related to our ALN-RSV and ALN-VSP programs, partially offset by additional expenses related to the advancement of our ALN-TTR program. In addition, external services expenses decreased, due primarily to lower pre-clinical expenses for our ALN-TTR and ALN-PCS programs which we advanced further in the clinic. Lab supplies and materials and compensation and related expenses also decreased due primarily to the reduction in workforce in connection with our January 2012 strategic corporate restructuring. Partially offsetting these decreases was a one-time charge related to the 2012 restructuring, including employee severance, benefits and other related costs, as well as license fees due to certain entities related to our drug delivery-related and platform technologies.

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months	% of	Three Months	% of
	Ended June 30, 2012	Expense Category	Ended June 30, 2011	Expense Category	Increase (Decrease)
					$	%
General and administrative

Consulting and professional services	$7,524	67%	$4,198	50%	$3,326	79%
Compensation and related	1,642	15%	1,707	20%	(65)	(4)%
Non-cash stock-based compensation	1,098	10%	1,384	16%	(286)	(21)%
Facilities-related	382	3%	591	7%	(209)	(35)%
Other	582	5%	549	7%	33	6%

Total general and administrative Expenses	$11,228	100%	$8,429	100%	$2,799	33%

General and administrative expenses increased during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due primarily to an increase in consulting and professional services related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 – Legal Proceedings. This increase was partially offset by a decrease in facilities-related expenses due primarily to the reduction in workforce in connection with our January 2012 strategic corporate restructuring. For the remainder of 2012, we expect that general and administrative expenses will remain consistent.

	Six Months	% of	Six Months	% of
	Ended June 30, 2012	Expense Category	Ended June 30, 2011	Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$13,268	61%	$9,674	52%	$3,594	37%
Compensation and related	3,274	15%	3,764	20%	(490)	(13)%
Non-cash stock-based compensation	2,166	10%	2,841	15%	(675)	(24)%
Restructuring	894	4%	—	—%	894	100%
Facilities-related	795	4%	1,258	7%	(463)	(37)%
Other	1,237	6%	1,116	6%	121	(11)%

Total general and administrative expenses	$21,634	100%	$18,653	100%	$2,981	16%

The increase in general and administrative expenses during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was due primarily to an increase in consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 – Legal Proceedings. Also included in the six months ended June 30, 2012 is a one-time charge related to our January 2012 strategic corporate restructuring, including employee severance, benefits and other related costs. These increases were partially offset by a decrease in compensation and related expenses and facilities-related expenses due primarily to the reduction in workforce in connection with the January 2012 strategic corporate restructuring.

Other income (expense)

We incurred $1.1 million and $2.0 million of equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and six months ended June 30, 2012, respectively, as compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2011, respectively, related to our share of the net losses incurred by Regulus.

Interest income was $0.3 million and $0.5 million for the three and six months ended June 30, 2012, respectively, as compared to $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively. The decrease was due primarily to lower average cash, cash equivalent and marketable securities balances.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2012	2011
Net loss	$(24,324)	$(30,109)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	13,039	13,320
Changes in operating assets and liabilities	(40,624)	(16,095)

Net cash used in operating activities	(51,909)	(32,884)
Net cash (used in) provided by investing activities	(57,992)	24,924
Net cash provided by financing activities	87,947	471

Net decrease in cash and cash equivalents	(21,954)	(7,489)
Cash and cash equivalents, beginning of period	70,228	74,599

Cash and cash equivalents, end of period	$48,274	$67,110

Since we commenced operations in 2002, we have generated significant losses. At June 30, 2012, we had an accumulated deficit of $425.3 million. At June 30, 2012, we had cash, cash equivalents and marketable securities of $292.8 million, compared to cash, cash equivalents and marketable securities of $260.8 million at December 31, 2011. In February 2012, we sold an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of the offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. We intend to use these proceeds for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our ALN-TTR02 and ALN-AT3 programs, as well as for working capital, capital expenditures, and general and administrative expenses.

We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at June 30, 2012.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the six months ended June 30, 2012, net cash used in operating activities of $51.9 million was due primarily to our net loss and a decrease in deferred revenue of $37.4 million. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.), and depreciation and amortization.

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

Investing activities

For the six months ended June 30, 2012, net cash used in investing activities of $58.0 million resulted primarily from net purchases of marketable securities. For the six months ended June 30, 2011, net cash provided by investing activities of $24.9 million resulted primarily from net sales and maturities of marketable securities.

Financing activities

For the six months ended June 30, 2012, net cash of $87.9 million provided by financing activities was due primarily to proceeds received from our February 2012 underwritten public offering, as well proceeds from the issuance of common stock in connection with stock option exercises. For the six months ended June 30, 2011, net cash provided by financing activities was due to proceeds from the issuance of common stock in connection with stock option exercises.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities. In February 2012, we sold an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of the offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. We intend to use these proceeds for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our ALN-TTR02 and ALN-AT3 programs, as well as for working capital, capital expenditures, and general and administrative expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, for which we have not recognized any impairment charges, together with the cash we expect to generate under our current alliances, will be sufficient to fund our planned operations through at least the end of 2014. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2012, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.0 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Tekmira Litigation

On March 16, 2011, Tekmira and Protiva Biotherapeutics, Inc., or Protiva, filed a civil complaint against us in the Business Litigation Section of the Suffolk County Superior Court in Boston, Massachusetts, and on June 3, 2011, the plaintiffs filed an amended complaint adding AlCana, a research collaborator of ours, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy, and tortious interference with contractual relationships by us and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, and unfair and deceptive trade practices by us. The plaintiffs seek, among other relief, injunctive relief, unspecified compensatory and punitive damages, attorneys’ fees, the termination of licenses that the plaintiffs provided to us and the relinquishment and transfer of certain of our intellectual property, including patents covering our MC3 technology.

On April 6, 2011, we timely served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims, and asserted counterclaims against the plaintiffs. On June 28, 2011, we timely served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and asserted counterclaims against the plaintiffs for breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. We are seeking monetary damages, attorneys’ fees and equitable relief on our counterclaims. In September 2011, the Court granted the plaintiffs’ motion to dismiss our counterclaim for defamation. The plaintiffs did not move to dismiss any of our other counterclaims, all of which remain pending. In July 2012, the Court denied the defendants’ requests to file motions for partial summary judgment. Fact discovery has been completed and expert discovery is underway. We expect a trial to start in October 2012. We intend to vigorously defend ourselves in this matter. However, litigation is subject to inherent uncertainty and this matter could be decided against us and we could be required to pay substantial damages, as well as equitable relief that could adversely affect our rights to certain intellectual property that we now use. We have also incurred, and will continue to incur during the pendency of the litigation, significant costs, and the defense of this litigation has diverted, and until resolved will continue to divert, the attention of our management and other resources that would otherwise be engaged in other activities.

We have not recorded an estimate of the possible loss associated with this legal proceeding. Although the plaintiffs have not specified in their complaint the amount of monetary damages they are seeking, they have served an expert report estimating their damages under a variety of theories. These theories include the purported lost value of the plaintiffs’ trade secrets, calculated using two approaches, as well as our alleged unjust enrichment resulting from the purported misappropriation of the plaintiffs’ trade secrets, again using multiple approaches. We believe that under the applicable law the plaintiffs are not entitled to aggregate multiple theories, but the plaintiffs may attempt to do so. If the theories of monetary recovery included in the plaintiffs’ expert report were aggregated, it would result in damages within a range of approximately $61 million to $446 million. In addition, under one of the plaintiffs’ claims, any compensatory damage award sum could be subject to doubling or trebling, which could increase the potential damages up to approximately $1.3 billion, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees. On March 31, 2012, Tekmira reported a contingent liability to their lead counsel in the amount of $7.4 million, which would be significantly higher if the case is tried to a verdict. The plaintiffs are also seeking prejudgment interest.

We deny any wrongdoing and believe that the plaintiffs’ estimate of their purported compensatory damages is grossly overstated and based on faulty reasoning. We have served expert reports supporting our position that we are not liable on the plaintiffs’ claims, as well as an expert report on damages, which opines that the plaintiffs’ damages estimates are unreliable and, if their expert conducted an appropriate analysis under one of his approaches, damages in the event of an adverse finding on the liability issues would be less than $4.4 million. This amount could be subject to doubling or trebling, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees and potentially prejudgment interest.

Significant judgment is required to determine both the likelihood of a loss and the estimated amount of any such loss. We currently believe that the likelihood of a loss is more than remote but less than probable, and is unable to estimate a reasonable range of loss for this legal proceeding due to many factors.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Forderung Der Wissenschaften E.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor, or in the alternative, a joint inventor, of the Tuschl patents. Utah did not serve the original complaint on us or the other defendants. On July 6, 2011, Utah filed an amended complaint alleging substantially the same claims against us, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on us on July 14, 2011. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass have filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and have filed a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. Although we believe we have meritorious defenses and intend to vigorously defend ourselves in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, the defense of litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.

Tekmira Infringement Litigation

On January 17, 2012, we filed a complaint in the United States District Court for the District of Massachusetts against Tekmira for patent infringement arising from Tekmira’s research activities providing LNP-formulated siRNA molecules to a pharmaceutical collaborator. As alleged in the complaint, we do not believe Tekmira’s activities are protected under the exemption from patent infringement for drug development. Pursuant to the complaint, we believe Tekmira has infringed a number of issued patents related to siRNA and LNP technologies, including: U.S. Patent No. 7,695,902; U.S. Patent No. 6,858,225; U.S. Patent No. 6,815,432; U.S. Patent No. 6,534,484; U.S. Patent No. 6,586,410; and U.S. Patent No. 6,858,224. Under our contractual right to enforce U.S. Patent No. 7,695,902 owned by Isis, we joined Isis to the suit as a co-plaintiff. On March 2, 2012, Tekmira filed a motion to dismiss five of the six claims of our complaint for lack of standing. We filed an opposition to this motion and Tekmira has filed a reply. In addition, Tekmira filed a motion to disqualify our outside legal counsel. On June 14, 2012, a hearing was held on Tekmira’s motion to dismiss and motion to disqualify. The Court has not yet ruled on these motions.

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

We have experienced significant operating losses since our inception. At June 30, 2012, we had an accumulated deficit of $425.3 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies or funding from contracts with the government or foundations, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, under our shelf registration statement or otherwise, further dilution to our stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor rights agreement with Novartis provides Novartis with the right generally to maintain its ownership percentage in us, subject to certain exceptions. These rights continue until the earlier of any sale by Novartis of shares of our common stock and the expiration or termination of our license agreement with Novartis, subject to certain exceptions. Pursuant to the terms of its investor rights agreement with us, over the past five years, Novartis purchased an aggregate of 335,033 shares of our common stock, resulting in aggregate payments to us of $7.6 million. At June 30, 2012, Novartis held 10.8% of our outstanding common stock. While the exercise of these rights by Novartis has provided us with funding, and the exercise in the future by Novartis may provide us with additional funding under some circumstances, these exercises have caused, and any future exercise of these rights by Novartis will also cause further, dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets.

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

At June 30, 2012, we had $292.8 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

In May 2008, we entered into a similar license and collaboration agreement with Takeda, which is limited to two therapeutic areas, and which may be expanded to include additional therapeutic areas, upon payment to us by Takeda of an additional $50.0 million for each additional therapeutic area, if any. For each RNAi therapeutic product developed by Takeda, its affiliates and sublicensees, we are entitled to receive specified development and commercialization milestone payments, totaling up to $171.0 million per product, together with royalty payments based on worldwide annual net sales, if any. In addition, we agreed that we will not grant any other party rights to develop RNAi therapeutics in the Asian territory through May 2013.

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

We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional such alliances in the future. For example, we intend to enter into worldwide or specific geographic collaborations relating to (1) RNAi platform and/or multi-target discovery alliances, and (2) select RNAi therapeutic programs in our pipeline, including ALN-PCS, ALN-HPN, ALN-TMP and ALN-VSP. In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. For example, under our agreements with MIT, Tekmira, UBC and AlCana, and Arrowhead, among others, we have access to certain existing delivery technologies and/or are developing additional delivery capabilities. In addition, under certain of our other alliances, we may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on Kyowa Hakko Kirin for development and commercialization of any RNAi products for the treatment of RSV in Asia and Ascletis for development and commercialization of any RNAi products for the treatment of HCC in China and certain other territories. If Kyowa Hakko Kirin and/or Ascletis is not successful in its commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

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

In September 2007, we and Isis formed Regulus, of which we owned approximately 45% at June 30, 2012, to discover, develop and commercialize microRNA therapeutics. Regulus is exploring therapeutic opportunities that arise from dysregulation of microRNAs. Neither Regulus nor any other company has received regulatory approval to market therapeutics utilizing microRNA technology. In connection with the establishment of Regulus, we exclusively licensed to Regulus our intellectual property rights covering microRNA technology. Generally, we do not have rights to pursue microRNA therapeutics independently of Regulus. If Regulus is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.

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

As a result of the reduction in workforce, in the first quarter of 2012, we recorded a restructuring charge of $3.9 million and are obligated to make future payments to reduce this obligation. We expect to pay substantially all of these restructuring costs during 2012. The restructuring charges were based on a number of assumptions. Actual results may differ materially and additional charges not currently expected may be incurred in connection with, or as a result of, these reductions. In addition, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have several programs in clinical development, including ALN-RSV01 and ALN-TTR02 in Phase II clinical trials and ALN-PCS and ALN-VSP in Phase I clinical development. However, we may not be able to further advance these or any other product candidate through clinical trials.

If we enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate or any other product candidate. For example, ALN-VSP, ALN-PCS and ALN-TTR02 employ novel delivery formulations that have yet to be extensively evaluated in human clinical trials and proven safe and effective. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. Overall, in our clinical trials to date, our RNAi therapeutics have been generally safe and well tolerated. In our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. No other patients exhibited any evidence of hepatotoxicity in the ALN-VSP Phase I clinical trial. In addition, in our ALN-VSP and ALN-TTR01 Phase I clinical trials, we have reported an incidence of acute infusion reactions occurring in 15-20% of patients. These were graded as mild or moderate in severity and readily responded to slowing of the infusion rate; all patients completed dosing without further incident. The frequency of acute infusion reactions in our ALN-PCS and ALN-TTR02 Phase I clinical trials has been less than three percent. In our ALN-PCS clinical trial, we reported the occurrence of a mild, transient rash that was observed in five subjects, including two who received placebo. Transient skin erythema was observed with the same incidence in both placebo and drug treatment arms. In addition, our Phase II clinical trial of ALN-TTR02 trial targets a small population of patients suffering from ATTR. Delays or difficulties in patient enrollment or difficulties retaining trial participants can result in increased costs, longer development times or termination of a clinical trial.

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

In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Tekmira and Protiva filed a civil complaint against us in the Business Litigation Section of the Suffolk

County Superior Court, in Boston, Massachusetts, and in June 2011, the plaintiffs filed an amended complaint adding AlCana, a research collaborator of ours, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy and tortious interference with contractual relationships by us and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, unfair and deceptive trade practices by us. The plaintiffs seek, among other relief, injunctive relief, unspecified compensatory and punitive damages, attorneys’ fees, the termination of licenses that the plaintiffs provided to us and the relinquishment and transfer of certain of our intellectual property rights, including patents covering our MC3 technology. In April 2011, we served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims and asserted counterclaims against the plaintiffs. In June 2011, we served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and asserted counterclaims against the plaintiffs for breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. We are seeking monetary damages, attorneys’ fees and equitable relief on our counterclaims. In September 2011, the Court granted the plaintiffs’ motion to dismiss our counterclaim for defamation. The plaintiffs did not move to dismiss any of our other counterclaims, all of which remain pending. In July 2012, the Court denied the defendants’ requests to file motions for partial summary judgment. Fact discovery has been completed and expert discovery is underway. We expect a trial to start in October 2012. We intend to vigorously defend ourselves in this matter. However, litigation is subject to inherent uncertainty and this matter could ultimately be decided against us and we could be required to pay substantial damages, as well as equitable relief that could adversely affect our rights to certain intellectual property that we now use. We have also incurred, and will continue to incur during the pendency of the litigation, significant costs, and the defense of this litigation has diverted, and until resolved will continue to divert, the attention of our management and other resources that would otherwise be engaged in other activities.

We have not recorded an estimate of the possible loss associated with this legal proceeding. Although the plaintiffs have not specified in their complaint the amount of monetary damages they are seeking, they have served an expert report estimating their damages under a variety of theories. These theories include the purported lost value of the plaintiffs’ trade secrets, calculated using two approaches, as well as our alleged unjust enrichment resulting from the purported misappropriation of the plaintiffs’ trade secrets, again using multiple approaches. We believe that under the applicable law the plaintiffs are not entitled to aggregate multiple theories, but the plaintiffs may attempt to do so. If the theories of monetary recovery included in the plaintiffs’ expert report were aggregated, it would result in damages within a range of approximately $61 million to $446 million. In addition, under one of the plaintiffs’ claims, any compensatory damage award sum could be subject to doubling or trebling, which could increase the potential damages up to approximately $1.3 billion, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees. On March 31, 2012, Tekmira reported a contingent liability to their lead counsel in the amount of $7.4 million, which would be significantly higher if the case is tried to a verdict. The plaintiffs are also seeking prejudgment interest.

We deny any wrongdoing and believe that the plaintiffs’ estimate of their purported compensatory damages is grossly overstated and based on faulty reasoning. We have served expert reports supporting our position that we are not liable on the plaintiffs’ claims, as well as an expert report on damages, which opines that the plaintiffs’ damages estimates are unreliable and, if their expert conducted an appropriate analysis under one of his approaches, damages in the event of an adverse finding on the liability issues would be less than $4.4 million. This amount could be subject to doubling or trebling, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees and potentially prejudgment interest.

Significant judgment is required to determine both the likelihood of a loss and the estimated amount of any such loss. We currently believe that the likelihood of a loss is more than remote but less than probable, and is unable to estimate a reasonable range of loss for this legal proceeding due to many factors.

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, the University of Utah, or Utah, filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. The original complaint was not served on any of the parties and, in July 2011, Utah filed an amended complaint containing substantially the same claims as the original complaint against us, Max Planck, Whitehead, MIT and UMass. The amended complaint alleges the defendants have incorrectly determined inventorship of some of our in-licensed patents and further claims unjust enrichment, unfair competition, false advertising and seeks correction of inventorship, injunctive relief and unspecified damages. In October 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss and UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. In December 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass have filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and have filed a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the court stayed discovery in the case pending the outcome of the defendants’ appeal. We intend to vigorously defend ourselves in this matter, however, litigation is subject to inherent uncertainty and a court could ultimately rule against us.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, in connection with its lawsuit against us, Tekmira has alleged that we breached our license agreements with it and Protiva and is seeking that the court terminate such license agreements. If this matter is decided in Tekmira’s favor, we could lose access to certain aspects of our LNP delivery technology, including MC3, which would adversely impact certain of our clinical development programs, or be required to pay additional milestone payments and royalties to Tekmira. In addition, while we cannot currently determine the amount of the royalty obligations we will be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

At June 30, 2012, Novartis held 10.8% of our outstanding common stock and has the right to maintain its ownership percentage until the earlier of any sale by Novartis of shares of our common stock and the expiration or termination of our collaboration and license agreement, subject to certain exceptions. This concentration of ownership may harm the market price of our common stock by:

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

ITEM 6. EXHIBITS.

10.1	Consulting Agreement dated as of April 20, 2012 by and between the Registrant and Dennis A. Ausiello, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 (File No. 000-50743) and incorporated herein by reference).

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 8, 2012	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	/s/ Michael P. Mason
Michael P. Mason Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)