Form 10-Q
period 2012-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2012-11-05
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 31, 2012, the registrant had 52,414,402 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$75,838	$70,228
Marketable securities	152,498	76,174
Billed and unbilled collaboration receivables	1,918	1,468
Prepaid expenses and other current assets	5,679	4,158

Total current assets	235,933	152,028
Marketable securities	67,482	114,407
Property and equipment, net	18,792	14,643
Investment in joint venture (Regulus Therapeutics Inc.)	—	564
Intangible assets, net	145	275

Total assets	$322,352	$281,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,093	$5,800
Accrued expenses	14,914	12,340
Deferred rent	840	484
Investment in joint venture (Regulus Therapeutics Inc.)	2,755	—
Deferred revenue	31,156	62,366

Total current liabilities	54,758	80,990
Deferred rent, net of current portion	4,884	3,727
Deferred revenue, net of current portion	85,029	78,487
Other long-term liabilities	521	716

Total liabilities	145,192	163,920

Commitments and contingencies (Notes 3, 4 and 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 52,378,860 shares issued and outstanding at September 30, 2012; 42,721,942 shares issued and outstanding at December 31, 2011	524	427
Additional paid-in capital	621,350	518,731
Accumulated other comprehensive gain (loss)	108	(165)
Accumulated deficit	(444,822)	(400,996)

Total stockholders’ equity	177,160	117,997

Total liabilities and stockholders’ equity	$322,352	$281,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues from research collaborators	$16,759	$20,791	$58,230	$62,302

Operating expenses:
Research and development (1)	22,094	24,274	64,891	75,926
General and administrative (1)	12,812	8,955	34,446	27,608

Total operating expenses	34,906	33,229	99,337	103,534

Loss from operations	(18,147)	(12,438)	(41,107)	(41,232)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	(1,613)	(467)	(3,641)	(2,551)
Interest income	261	265	755	969
Other (expense) income	(3)	(597)	167	(532)

Total other income (expense)	(1,355)	(799)	(2,719)	(2,114)

Net loss	$(19,502)	$(13,237)	$(43,826)	$(43,346)

Net loss per common share—basic and diluted	$(0.38)	$(0.31)	$(0.88)	$(1.02)

Weighted average common shares used to compute basic and diluted net loss per common share	51,542	42,654	49,772	42,389

Comprehensive loss:
Net loss	$(19,502)	$(13,237)	$(43,826)	$(43,346)
Unrealized gain (loss) on marketable securities	170	95	273	(865)

Comprehensive loss	$(19,332)	$(13,142)	$(43,553)	$(44,211)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,271	$2,789	$6,357	$8,284
General and administrative	1,115	1,469	3,281	4,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(43,826)	$(43,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,011	3,888
Non-cash stock-based compensation	9,638	12,594
Charge for 401(k) company stock match	310	393
Equity in loss of joint venture (Regulus Therapeutics Inc.)	3,641	2,551
Realized gain on sale of marketable securities	(179)	—
Other than temporary impairment on equity securities	—	595
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	1,214	—
Billed and unbilled collaboration receivables	(450)	1,423
Income taxes receivable	—	10,669
Prepaid expenses and other assets	(1,359)	1,980
Accounts payable	(707)	(3,826)
Accrued expenses and other	2,678	1,741
Deferred revenue	(24,668)	(50,571)

Net cash used in operating activities	(46,697)	(61,909)

Cash flows from investing activities:
Purchases of property and equipment	(7,662)	(767)
Increase in restricted cash	(162)	—
Purchases of marketable securities	(195,672)	(217,821)
Sales and maturities of marketable securities	163,357	279,763

Net cash (used in) provided by investing activities	(40,139)	61,175

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	5,974	471
Proceeds from issuance of common stock, net of offering costs	86,800	—
Payments for repurchase of common stock for employee tax withholding	(328)	—

Net cash provided by financing activities	92,446	471

Net increase (decrease) in cash and cash equivalents	5,610	(263)
Cash and cash equivalents, beginning of period	70,228	74,599

Cash and cash equivalents, end of period	$75,838	$74,336

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Nine Months Ended September 30,
	2012	2011
Options to purchase common stock	8,156	8,802
Unvested restricted common stock	638	355

	8,794	9,157

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

The Company recognized an aggregate of $0.7 million and $0.5 million of stock-based compensation expense related to all outstanding restricted stock awards for the three months ended September 30, 2012 and 2011, respectively. The Company recognized an aggregate of $1.9 million and $1.0 million of stock-based compensation expense related to all outstanding restricted stock awards for the nine months ended September 30, 2012 and 2011, respectively.

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

Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$74,612	$68,888	$5,724	$—
Marketable securities (fixed income)
Corporate notes	149,249	—	149,249	—
U.S. Government obligations	47,516	—	47,516	—
Commercial paper	19,625	—	19,625	—
Municipal notes	3,529	—	3,529	—
Marketable securities (equity holdings)	61	—	61	—

Total	$294,592	$68,888	$225,704	$—

Description	At December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$67,024	$67,024	$—	$—
Marketable securities (fixed income)
Corporate notes	104,839	—	104,839	—
U.S. Government obligations	73,722	—	73,722	—
Commercial paper	11,395	—	11,395	—
Marketable securities (equity holdings)	625	—	625	—

Total	$257,605	$67,024	$190,581	$—

During the three and nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

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

The following tables summarize the Company’s marketable securities at September 30, 2012 and December 31, 2011, in thousands:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$19,639	$1	$(15)	$19,625
Corporate notes (Due within 1 year)	119,790	85	(13)	119,862
Corporate notes (Due after 1 year through 2 years)	29,371	33	(17)	29,387
U.S. Government obligations (Due within 1 year)	13,009	2	—	13,011
U.S. Government obligations (Due after 1 year through 2 years)	34,507	2	(4)	34,505
Municipal notes (Due after 1 year through 2 years)	3,526	3	—	3,529
Equity securities	30	31	—	61

Total	$219,872	$157	$(49)	$219,980

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$11,397	$—	$(2)	$11,395
Corporate notes (Due within 1 year)	51,273	19	(47)	51,245
Corporate notes (Due after 1 year through 2 years)	53,592	50	(48)	53,594
U.S. Government obligations (Due within 1 year)	13,532	2	—	13,534
U.S. Government obligations (Due after 1 year through 2 years)	60,202	7	(21)	60,188
Equity securities	750	—	(125)	625

Total	$190,746	$78	$(243)	$190,581

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

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2012 through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognized subsequent events. However, the Company did have the following nonrecognized subsequent events, which are more fully described in Notes 3 and 6:

•	In October 2012, Regulus completed an initial public offering. See Note 3.

•

In October 2012, the Company and Genzyme Corporation (“Genzyme”) entered into a license and collaboration agreement (the “Genzyme Agreement”), pursuant to which the Company granted to Genzyme an exclusive license in Japan and the Asia-Pacific region (the “Genzyme Territory”) to develop and commercialize specified RNA interference (“RNAi”) therapeutics targeting transthyretin (“TTR”) for the treatment of transthyretin-mediated amyloidosis (“ATTR”) and other human diseases. See Note 6.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company adopted this amendment on January 1, 2012. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

2. SIGNIFICANT AGREEMENTS

The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Roche/Arrowhead	$9,330	$13,995	$37,318	$41,983
Takeda	5,494	5,494	16,481	16,755
Monsanto	519	—	519	—
Other	1,416	1,302	3,912	3,564

Total net revenues from research collaborators	$16,759	$20,791	$58,230	$62,302

Platform Alliances

Roche/Arrowhead Alliance

In July 2007, the Company and, for limited purposes, Alnylam Europe, entered into a license and collaboration agreement (the “LCA”) with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (together with Roche Basel, “Roche”). Under the LCA, which became effective in August 2007, the Company granted Roche a non-exclusive license to the Company’s intellectual property, including delivery-related intellectual property existing as of the date of the LCA, to develop and commercialize therapeutic products that function through RNAi, subject to the Company’s existing contractual obligations to third parties. In November 2010, Roche announced the discontinuation of certain activities in research and early development, including its RNAi research efforts. In October 2011, Arrowhead Research Corporation (“Arrowhead”) announced its acquisition of RNA therapeutics assets from Roche, including the LCA. As a result of the assignment, Arrowhead owns all of the rights and obligations of Roche under the LCA. The license is initially limited to four therapeutic areas and may be expanded to include additional therapeutic areas upon payment to the Company by Arrowhead of an additional $50.0 million for each additional therapeutic area, if any.

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

The Company determined that the deliverables under these agreements included the license, the Alnylam Europe assets and employees, the steering committees (joint steering committee and future technology committee) and the services under the Discovery Collaboration. The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and assets of Alnylam Europe are not separable from the undelivered services (i.e., the steering committees and Discovery Collaboration) and, accordingly, the license and the services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the Arrowhead alliance, the steering committee services and the Discovery Collaboration services are the final deliverables and all such services ended, contractually, in August 2012, which was five years from the effective date of the LCA.

The Company recognized revenue related to these agreements on a straight-line basis over five years because the Company could not reasonably estimate the total level of effort required to complete its service obligations under the LCA, and therefore, could not utilize a proportional performance model. At September 30, 2012, there was no remaining deferred revenue under the LCA as the Company recognized all remaining Roche/Arrowhead revenue during the quarter ended September 30, 2012. The Company will recognize future milestones under the LCA, if any, when such milestones are achieved.

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

The Company is recognizing the upfront payment of $100.0 million and the Technology Transfer Milestones of $50.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown, and therefore, cannot utilize a proportional performance model. As future milestones are achieved, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At September 30, 2012, deferred revenue under the Takeda Agreement was $58.3 million.

Monsanto Alliance

In August 2012, the Company and Monsanto Company (“Monsanto”) entered into a license and collaboration agreement (the “Monsanto Agreement”), pursuant to which the Company granted to Monsanto a worldwide, exclusive, royalty bearing right and license, including the right to grant sublicenses, to the Company’s RNAi platform technology and intellectual property controlled by the Company as of the date of the Monsanto Agreement or during the 30 months thereafter, in the field of agriculture. The Monsanto Agreement also includes the transfer of technology from the Company to Monsanto and a collaborative research project (the “Monsanto Discovery Collaboration”). Under the Monsanto Agreement, Monsanto will be the Company’s exclusive collaborator in the agriculture field for a ten-year period (the “Exclusivity Period”).

In consideration for the rights granted to Monsanto under the Monsanto Agreement, Monsanto paid the Company $29.2 million in upfront cash payments. Monsanto is also required to make near-term milestone payments to the Company upon the achievement of specified technology transfer and patent-related milestones. The Company is also entitled to receive additional funding for collaborative research efforts. In the aggregate, the Company can earn up to $5.0 million in potential future milestone payments and research funding under the Monsanto Agreement. In addition, Monsanto is required to pay to the Company a percentage of specified fees from certain sublicense agreements Monsanto may enter into that include access to the Company’s intellectual property, as well as low single-digit royalty payments on worldwide, net sales by Monsanto, its affiliates and sublicensees of certain Licensed Products (as defined in the Monsanto Agreement), if any. The Company could potentially earn the next milestone payment of $1.5 million under the Monsanto Agreement based upon the achievement of a specified patent-related event. For purposes of potential future revenue recognition, the Company does not believe this milestone or any future milestones are substantive. Due to the uncertainty of the application of RNAi technology in the field of agriculture, the Company may not receive any milestone payments or royalty payments from Monsanto.

The term of the Monsanto Agreement generally ends upon the expiration of the last-to-expire patent licensed under the agreement. The Company estimates that its fundamental RNAi patents licensed under the Monsanto Agreement will expire both in and outside the United States generally between 2016 and 2025, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. After August 27, 2013, Monsanto may terminate the Monsanto Agreement in its entirety upon 30-days’ prior written notice to the Company, provided, however, that Monsanto is required to continue to make royalty payments to the Company if any royalties were payable on net sales of a Licensed Product during the previous 24 months. The Monsanto Agreement may also be terminated by either party in the event the other party fails to cure a material breach under the agreement.

The Company determined that the significant deliverables under the Monsanto Agreement include the license, the technology transfer activities and the services that the Company will be obligated to perform under the Monsanto Discovery Collaboration. The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered technical transfer activities and Monsanto Discovery Collaboration services do not have standalone value due to the specialized nature of the services to be provided by the Company. In addition, while Monsanto has the ability to grant sublicenses, it cannot grant access to certain of the Company’s proprietary technology. The uniqueness of the Company’s services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered technical transfer activities and Monsanto Discovery Collaboration services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition model on the final deliverable. Under the Monsanto Agreement, the last deliverable to be completed is the Monsanto Discovery Collaboration, which must be completed within five years. The Company is recognizing revenue under the Monsanto Agreement on a straight-line basis over five years. The Company is not utilizing a proportional performance model since it is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Monsanto Discovery Collaboration is largely unknown.

The Company received payment of $29.2 million from Monsanto in August 2012, which was initially recorded as deferred revenue. Under the terms of the Monsanto Agreement, in the event that during the Exclusivity Period the Company ceases to own or otherwise exclusively control certain licensed patent rights in the agriculture field, for any reason other than Monsanto’s breach of the Monsanto Agreement or its negligence or willful misconduct, resulting in the loss of exclusivity with respect to Monsanto’s rights to such patent rights, and such loss of exclusivity has a material adverse effect on the Licensed Products, then the Company would be required to pay Monsanto up to $5.0 million as liquidated damages, and Monsanto’s royalty obligations to the Company under the Monsanto Agreement would be reduced or, under certain circumstances, terminated. The Company has the right to cure any such loss of patent rights under the Monsanto Agreement. The Company has determined that this amount is not fixed and determinable and therefore, the Company has excluded this amount from its revenue model and is deferring the recognition of $5.0 million of revenue. The Company will continue to reassess when this amount can be considered fixed and determinable. If the achievement of a milestone is considered probable at the inception of the collaboration, the Company’s policy is to include the related payment in its revenue model. The Company concluded that the receipt of the technology transfer payment of $2.5 million is probable, and has therefore included this amount in the Company’s revenue model. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At September 30, 2012, deferred revenue under the Monsanto Agreement was $28.7 million.

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

In consideration for the rights granted to Cubist under the Cubist Agreement, in January 2009, Cubist paid the Company an upfront cash payment of $20.0 million. Cubist is also obligated under the Cubist Agreement to pay the Company milestone payments, totaling up to an aggregate of $82.5 million, upon the achievement of specified regulatory and sales events in the “Royalty Territory,” which includes all geographic territories excluding North America and Asia. Under the milestone structure, the potential future milestone payments include up to $32.5 million for the achievement of specified regulatory milestones and up to $50.0 million for the achievement of specified commercialization milestones. If Cubist elects to opt-in for the ALN-RSV01 program for adult lung transplant patients, the milestone payments due to the Company under the Cubist Agreement will be reduced. If Cubist elects to opt-in for the ALN-RSV01 program, the Company could potentially earn the next milestone payment of $2.5 million under the Cubist Agreement based upon the acceptance for filing of an application for regulatory approval for ALN-RSV01 by the European Medicines Agency or in any major European Union country. In addition, if Licensed Products are successfully developed, Cubist will be required to pay to the Company up to double-digit percentage royalty payments on net sales of Licensed Products in the Royalty Territory, if any, subject to offsets under certain circumstances. For purposes of potential future revenue recognition, the Company does not believe that the next milestone under the Cubist Agreement is substantive. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone or royalty payments from Cubist. Upon achievement of certain development milestones, the Company will have the right to convert the North American co-development and profit sharing arrangement into a royalty-bearing license and, in addition to royalties on net sales in North America, will be entitled to receive additional milestone payments totaling up to an aggregate of $130.0 million including up to $50.0 million in specified regulatory milestones and up to $80.0 million in specified commercialization milestones in North America, subject to the timing of the conversion by the Company and the regulatory status of Licensed Products at the time of conversion. If the Company makes the conversion to a royalty-bearing license with respect to North America, then North America becomes part of the Royalty Territory.

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

The Company is recognizing the upfront payment of $20.0 million on a straight-line basis over approximately eight years because the Company is unable to reasonably estimate the level of effort to fulfill its performance obligations, and therefore, cannot utilize a proportional performance model. As future milestones are achieved, the Company will recognize as revenue a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. The Company will recognize the remaining portion of the milestone over the remaining performance period on a straight-line basis. At September 30, 2012, deferred revenue under the Cubist Agreement was $10.4 million.

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

In consideration for the Company’s and Isis’ initial interests in Regulus, each party granted Regulus exclusive licenses to its intellectual property for certain microRNA therapeutic applications as well as certain patents in the microRNA field. In addition, the Company made an initial cash contribution to Regulus of $10.0 million, resulting in the Company and Isis making approximately equal aggregate initial capital contributions to Regulus. In March 2009, the Company and Isis each purchased $10.0 million of Series A preferred stock of Regulus. In October 2010, in connection with its strategic alliance with Regulus formed in June 2010, Sanofi made a $10.0 million equity investment in Regulus. At September 30, 2012, the Company owned approximately 44% of Regulus. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team.

The Company reviewed the consolidation guidance that defines a variable interest entity (“VIE”) and concluded that Regulus currently qualifies as a VIE. The Company does not consolidate Regulus as the Company lacks the power to direct the activities that could significantly impact the economic success of this entity. Under the equity method of accounting, because the Company has guaranteed the debt of Regulus, the Company will continue to recognize its share of any future Regulus’ losses up to a maximum negative carrying value, or liability, equivalent to the amount of debt guaranteed by the Company. The Company’s maximum exposure to loss related to this VIE is limited to the carrying value of the Company’s investment, as well the portion of Regulus’ debt, including accrued interest, guaranteed by the Company, which was $5.6 million at September 30, 2012. At September 30, 2012, the total negative carrying value of the Company’s investment in Regulus in its condensed consolidated balance sheets was a liability of
$2.8 million.

In October 2012, Regulus completed an underwritten initial public offering, raising $50.9 million in gross proceeds, including proceeds from the exercise by the underwriters of the over-allotment option. Regulus’ common stock began trading on The NASDAQ Global Market on October 4, 2012 under the symbol “RGLS.” Following the completion of Regulus’ initial public offering, the Company owns approximately 17% of Regulus’ outstanding common stock.

The Company accounts for its investment in Regulus using the equity method of accounting. Summary results of Regulus’ operations for the three and nine months ended September 30, 2012 and 2011 and balance sheets at September 30, 2012 and December 31, 2011 are presented in the tables below, in thousands (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statement of Operations Data:
Net revenues	$2,715	$3,809	$9,368	$10,426
Operating expenses	6,288	4,783	17,680	15,688

Loss from operations	(3,573)	(974)	(8,312)	(5,262)
Other expense	(91)	(67)	(199)	(322)

Net loss	$(3,664)	$(1,041)	$(8,511)	$(5,584)

	September 30, 2012	December 31, 2011
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$30,893	$38,144
Current assets	31,360	38,666
Total assets	37,522	42,881
Current liabilities	28,630	12,850
Non-current liabilities	15,321	28,834
Notes payable	16,207	11,259
Total stockholders’ (deficit) equity	(6,429)	1,197

4. COMMITMENTS AND CONTINGENCIES

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

On April 6, 2011, the Company timely served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims, and asserted counterclaims against the plaintiffs. On June 28, 2011, the Company timely served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and asserted counterclaims against the plaintiffs for breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. The Company is seeking monetary damages, attorneys’ fees and equitable relief on its counterclaims. In September 2011, the Court granted the plaintiffs’ motion to dismiss the Company’s counterclaim for defamation. The plaintiffs did not move to dismiss any of the Company’s other counterclaims, all of which remain pending. In July 2012, the Court denied the defendants’ requests to file motions for partial summary judgment. Fact and expert discovery has been completed and the Company expects a trial to start in mid-November 2012. The Company intends to vigorously defend itself in this matter. However, litigation is subject to inherent uncertainty and this matter could be decided against the Company and the Company could be required to pay substantial damages, as well as equitable relief that could adversely affect the Company’s rights to certain intellectual property that it now uses. The Company has also incurred, and will continue to incur during the pendency of the litigation, significant costs, and the defense of this litigation has diverted, and until resolved will continue to divert, the attention of the Company’s management and other resources that would otherwise be engaged in other activities.

        The Company has not recorded an estimate of the possible loss associated with this legal proceeding. Although the plaintiffs have not specified in their complaint the amount of monetary damages they are seeking, they have served an expert report estimating their damages under a variety of theories, which was subsequently updated. These theories include the purported lost value of the plaintiffs’ trade secrets, calculated using two approaches, as well as the Company’s alleged unjust enrichment resulting from the purported misappropriation of the plaintiffs’ trade secrets, again using multiple approaches. The Company believes that under the applicable law the plaintiffs are not entitled to aggregate multiple theories, but the plaintiffs have argued to the Court that they are entitled to do so. The various theories of plaintiffs’ damages under the plaintiffs’ most recent expert report range from approximately $61 million to $234 million. If the theories of monetary recovery included in the plaintiffs’ most recent expert report were aggregated, it would result in damages within a range of approximately $310 million to $484 million. In addition, under one of the plaintiffs’ claims, any compensatory damage award sum could be subject to doubling or trebling, which could increase the potential damages up to approximately $1.5 billion, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees. As of June 30, 2012, Tekmira reported a contingent liability to their lead counsel in the amount of $12.5 million, which is likely significantly higher as of the date of this filing. The plaintiffs are also seeking prejudgment interest.

The Company denies any wrongdoing and believes that the plaintiffs’ estimate of their purported compensatory damages is grossly overstated and based on faulty reasoning. The Company has served expert reports supporting the Company’s position that it is not liable on the plaintiffs’ claims, as well as an expert report on damages, which opines that the plaintiffs’ damages estimates are unreliable and, if their expert conducted an appropriate analysis under one of his approaches, damages in the event of an adverse finding on the liability issues would be less than $4.4 million. This amount could be subject to doubling or trebling, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees and potentially prejudgment interest. However, notwithstanding the Company’s expert report, damages would be much greater if the case is tried to a verdict, and the jury finds the Company liable and also accepts the plaintiffs’ theories of monetary damages discussed above.

As the trial date approaches, the Company is pursuing all reasonable approaches available to it to reach resolution of this matter, including both settlement negotiations and full trial preparation. The Company does not currently believe that a settlement of this legal proceeding is probable, in accordance with ASC 450, Accounting for Contingencies, due to a number of factors; however, the Company intends to continue to evaluate all possibilities for resolution of this matter, including a potential settlement.

Significant judgment is required to determine both the likelihood of a loss and the estimated amount of any such loss. The Company currently believes that the likelihood of a loss is more than remote but less than probable, in accordance with ASC 450, Accounting for Contingencies, and is unable to estimate a reasonable range of loss for this legal proceeding due to many factors.

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

Tekmira Infringement Litigation

On January 17, 2012, the Company filed a complaint in the United States District Court for the District of Massachusetts against Tekmira for patent infringement arising from Tekmira’s research activities providing lipid nanoparticles- (“LNP”-) formulated small interfering RNA (“siRNA”) molecules to a pharmaceutical collaborator. As alleged in the complaint, the Company does not believe Tekmira’s activities are protected under the exemption from patent infringement for drug development. Pursuant to the complaint, the Company believes Tekmira has infringed a number of issued patents related to siRNA and LNP technologies, including: U.S. Patent No. 7,695,902; U.S. Patent No. 6,858,225; U.S. Patent No. 6,815,432; U.S. Patent No. 6,534,484; U.S. Patent No. 6,586,410; and U.S. Patent No. 6,858,224. Under the Company’s contractual right to enforce U.S. Patent No. 7,695,902 owned by Isis, the Company joined Isis to the suit as a co-plaintiff. On March 2, 2012, Tekmira filed a motion to dismiss five of the six claims of the Company’s complaint for lack of standing. The Company filed an opposition to this motion and Tekmira has filed a reply. In addition, Tekmira filed a motion to disqualify the Company’s outside legal counsel. On June 14, 2012, a hearing was held on Tekmira’s motion to dismiss and motion to disqualify. On September 24, 2012, the Court ruled in favor of the Company and denied both of Tekmira’s motions.

The Company and Isis are seeking judgment that Tekmira has infringed the patents at issue, a permanent injunction enjoining the infringing activities, damages, and costs and expenses, including attorneys’ fees.

On September 25, 2012, the Company filed a complaint in the Federal Court of Canada against Tekmira for patent infringement arising from Tekmira’s activities providing LNP-formulated siRNA molecules to a pharmaceutical collaborator, as well as Tekmira’s own target research and validation activities. As alleged in the complaint, the Company believes Tekmira has infringed the issued patent, CA Patent No. 2,359,180, related to siRNA technology. The Company is seeking judgment that Tekmira has infringed the patent at issue, a permanent injunction enjoining the infringing activities, damages, and costs and expenses, including attorneys’ fees.

Although the Company is vigorously asserting its rights in these cases, litigation is subject to inherent uncertainty and a court could ultimately rule against the Company. In addition, litigation is costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities.

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

During the three months ended March 31, 2012, the Company substantially completed the implementation of the strategic corporate restructuring and recorded $3.9 million of restructuring-related costs in operating expenses, including employee severance, benefits and related costs. The Company expects to pay substantially all of these restructuring costs during 2012. The Company did not incur any additional significant costs associated with this restructuring for the three months ended September 30, 2012 and does not expect to incur any additional significant costs in the future.

The following table summarizes the components of the Company’s restructuring expenses recorded in operating expenses and in current liabilities, in thousands:

	Original Charges and Amounts Accrued	(Reversals) or Adjustments to Charges	Amounts Paid Through September 30, 2012	Amounts Accrued at September 30, 2012
Employee severance, benefits and related costs	$3,909	$(183)	$3,370	$356

Total	$3,909	$(183)	$3,370	$356

The following table summarizes the components of the Company’s restructuring activities for the three months ended September 30, 2012, in thousands:

	Amounts Accrued at June 30, 2012	(Reversals) or Adjustments to Charges	Amounts Paid	Amounts Accrued at September 30, 2012
Employee severance, benefits and related costs	$1,123	$—	$767	$356

Total	$1,123	$—	$767	$356

6. SUBSEQUENT EVENT

In October 2012, the Company and Genzyme entered into the Genzyme Agreement pursuant to which the Company granted to Genzyme an exclusive license in the Genzyme Territory to develop and commercialize specified RNAi therapeutics targeting TTR for the treatment of ATTR and other human diseases. The Genzyme Agreement covers ALN-TTR02 and ALN-TTRsc, and may in the future cover additional TTR-specific RNAi therapeutic compounds that comprise the Company’s TTR program

(together, “Licensed Products”), subject, in the case of Improvement Products (as defined in the Genzyme Agreement), to specified additional terms and conditions. The Company retains all development and commercialization rights worldwide outside of the Genzyme Territory.

In consideration for the rights granted to Genzyme under the Genzyme Agreement, Genzyme paid the Company an upfront cash payment of $22.5 million. In addition, Genzyme is required to make payments to the Company upon the achievement of specified development and regulatory milestones totaling up to $50.0 million, and to pay tiered royalties expected to yield an effective royalty rate percentage ranging from the mid-teens to mid-twenties based on annual net sales, if any, of Licensed Products in the Genzyme Territory by Genzyme, its affiliates and sublicensees.

Under the Genzyme Agreement, the parties will collaborate in the development of Licensed Products, with Genzyme assuming primary responsibility for the development and commercialization of Licensed Products in the Genzyme Territory and the Company retaining primary responsibility for the development and commercialization of Licensed Products in the rest of the world. The collaboration between Genzyme and the Company will be governed by a joint steering committee that will be comprised of an equal number of representatives from each party. Under the agreement, Genzyme is establishing a development plan for the ALN-TTR program relating to the development activities to be undertaken in the Genzyme Territory. Genzyme is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval and commercialization of an RNAi therapeutic for the treatment of ATTR in the Genzyme Territory. The Company and Genzyme intend to enter into a supply agreement to provide for supply of Licensed Products to Genzyme for clinical studies, and, at Genzyme’s request, commercial sales. Genzyme may elect, at any time during the term of the Genzyme Agreement, to manufacture Licensed Products itself or arrange for a third party to manufacture the product.

Genzyme also has a right of first negotiation in the event that the Company desires to grant any third party rights to develop and/or commercialize a Licensed Product for the treatment of ATTR or other human diseases outside of the Genzyme Territory.

The Company has agreed to indemnify Genzyme for legal costs and other losses or amounts required to be paid by Genzyme, if any, in connection with or related to certain of the Company’s ongoing litigation matters. Unless terminated earlier in accordance with the terms of the agreement, the Genzyme Agreement expires on a Licensed Product-by-Licensed Product and country-by-country basis upon the latest to occur of (1) the expiration of the last valid claim of the Company patents or joint patents covering a Licensed Product, (2) the expiration of the Regulatory Exclusivity (as defined in the Genzyme Agreement), and (3) twenty-five years from first commercial sale of such Licensed Product in such country. The Company estimates that its fundamental RNAi patents covering ALN-TTR compounds under the Genzyme Agreement will expire both in and outside of the United States generally between 2016 and 2021. The Company also estimates that its patents covering ALN-TTR compounds under the Genzyme Agreement in the U.S. and elsewhere would expire in 2032. These patent rights are subject to potential patent term extensions and/or supplemental protection certificates extending such terms in countries where such extensions may become available. In addition, more patent filings relating to the collaboration may be made in the future. Either party may terminate the Genzyme Agreement in the event the other party fails to cure a material breach or in the event that development ends after a specified time period without regulatory approval of a Licensed Product. The Company may terminate the agreement upon patent-related challenges by Genzyme. Genzyme has the right to terminate the agreement without cause at any time upon six months’ prior written notice. Genzyme may also terminate the agreement upon forty-five days prior written notice if Genzyme determines that specified success criteria have not been met following the completion of a Phase II clinical study. In addition, in the event that, under specified circumstances, the Company or Genzyme discontinues development of a Licensed Product during a specified period of time, Genzyme would have the right to terminate the Genzyme Agreement in its entirety, and the Company would be required to refund all amounts paid by Genzyme to the Company under the agreement prior to the effective date of termination of the agreement.

During the period from the effective date of the Genzyme Agreement until the first commercial sale of a Licensed Product in a country in the Genzyme Territory, and thereafter during any period during which Genzyme is paying the Company any royalties on net sales of any Licensed Product in such country, neither party will, alone or with an affiliate or agreed upon third party, develop or commercialize in such country, any product for the treatment of ATTR, other than a Licensed Product or an agreed complementary product, without the prior written agreement of the other party.

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

In June 2012, we reported the initiation of a Phase II clinical trial of ALN-TTR02. The Phase II clinical trial is designed as an open-label, multi-center, multi-dose, dose-escalation trial expected to enroll approximately 20 ATTR patients. Patients are being enrolled into cohorts of increasing doses and will receive ALN-TTR02 once every four weeks for two cycles. The primary objectives of this clinical trial are to evaluate the safety and tolerability of multiple doses of ALN-TTR02 and to measure clinical activity based on serial measurement of circulating serum TTR levels.

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

In October 2012, we announced that we and Genzyme Corporation, or Genzyme, entered into a license and collaboration agreement pursuant to which we granted to Genzyme an exclusive license in Japan and the Asia-Pacific region, known as the Genzyme territory, to develop and commercialize specified RNAi therapeutics targeting TTR for the treatment of ATTR and other human diseases. We retain all development and commercialization rights worldwide outside of the Genzyme territory. The Genzyme agreement is described below under the heading “Strategic Alliances.”

Our second core product development program is ALN-AT3 for the treatment of hemophilia. In July 2012, we presented data comparing robust RNAi-mediated silencing of protein C, or PC, and antithrombin, or AT, two natural anticoagulant proteins. These results included studies performed to identify the optimal endogenous anticoagulant target and delivery modality for further RNAi therapeutic development in hemophilia. These studies showed that AT, an endogenous inhibitor of thrombin generation, is the optimal anticoagulant target and we have now designated ALN-AT3, an RNAi therapeutic targeting AT, as the development candidate for our hemophilia program. ALN-AT3 utilizes our proprietary GalNAc-siRNA conjugate delivery approach enabling subcutaneous administration with the potential for a once-weekly or twice-monthly dosing regimen. In pre-clinical animal models of hemophilia, administration of ALN-AT3 resulted in increased thrombin generation demonstrating proof of concept for this novel strategy. Based on these results, we are no longer advancing ALN-APC, an RNAi therapeutic targeting PC.

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

In this study, administration of ALN-PCS resulted in rapid, dose-dependent and durable reductions in LDL-c of up to 50% relative to baseline and placebo, with a statistically significant mean reduction of 41% (p<0.01) at the 0.400 mg/kg dose level. In addition, ALN-PCS administration resulted in rapid, dose-dependent and durable knockdown of PCSK9 protein levels in plasma of up to 84% relative to baseline and placebo, with a statistically significant mean reduction of 68% in the highest dose group of 0.400 mg/kg (p<0.0001). There was also a dose-dependent increase in the proportion of subjects who achieved "target" levels of LDL-c of less than 100 mg/dL (p<0.05). We believe the effects of a single dose of ALN-PCS support a once-monthly dose administration regimen for future studies.

ALN-PCS was shown to be safe and well tolerated in this study and there were no serious adverse events related to study drug administration. There were no drug-related discontinuations and no liver enzyme elevations. There was also no significant change compared to baseline in levels of high-density lipoprotein, or HDL, also referred to as "good" cholesterol, consistent with the phenotype observed in human PCSK9 loss-of-function mutations. We plan to partner our ALN-PCS program prior to initiating a Phase II clinical trial.

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

In September 2012, we reported complete results from an international multi-center, randomized, double-blind, placebo-controlled Phase IIb clinical trial with ALN-RSV01 for the treatment of RSV infection in lung transplant patients. RSV infection in lung transplant patients represents a significant unmet medical need due to the risk of developing new or progressive bronchiolitis obliterans syndrome, or BOS, an irreversible loss of function in the transplanted lung associated with approximately 50% mortality within five years. The primary endpoint of the study was the incidence of new or progressive BOS at 180 days after RSV infection. The clinical trial enrolled 87 patients who were randomized in a one-to-one, drug-to-placebo ratio. Based on local study site diagnosis of RSV infection, a total of 45 patients were randomized to receive ALN-RSV01 and 42 patients were randomized to receive placebo, defining the overall intent-to-treat study cohort, or ITT. Following central laboratory testing by PCR analysis, 10 patients could not be confirmed as infected for RSV; these patients happened to include nine patients randomized to receive placebo and one patient randomized to receive ALN-RSV01. Accordingly, a total of 77 patients (placebo, n=33; ALN-RSV01, n=44) comprised the “intent-to-treat,” or ITTc, analysis population. Baseline characteristics were generally well balanced between treatment groups. The study did not achieve the primary endpoint of reduced BOS in an ITTc analysis of confirmed RSV infected patients (p=0.058), but achieved statistically significant reductions in prospectively defined analyses of ITTc patients with their “last observation carried forward,” with a p-value of 0.028, and of ITTc patients treated “per protocol,” with a p-value of 0.025. In all analyses, ALN-RSV01 treatment was associated with a clinically meaningful treatment effect, with a reduction of over 50% in the incidence of day 180 BOS as compared with placebo. These results confirmed the findings from our Phase IIa clinical trial of ALN-RSV01 in the same clinical setting. Following discussions regarding the results of this study with both U.S. and European regulatory authorities, we plan to determine appropriate next steps, if any, for our ALN-RSV program.

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

In July 2012, we formed a strategic collaboration with Ascletis Pharmaceuticals (Hangzhou) Co., Ltd., or Ascletis, a privately held US-China joint venture pharmaceutical company, for the development of ALN-VSP. Under the agreement, we have granted Ascletis exclusive rights to develop and commercialize ALN-VSP in China, including Hong Kong, Macau and Taiwan. Ascletis’ initial focus will be on advancing ALN-VSP into a Phase II clinical trial for the treatment of hepatocellular carcinoma. Under the agreement, Ascletis is required to pay us development and commercial milestone payments and royalties on net sales in the Ascletis territory, if any. We retain all rights to develop and commercialize ALN-VSP in the rest of the world. We may use the data generated in China by Ascletis under this strategic collaboration for development of ALN-VSP in the rest of the world and Ascletis may potentially receive sublicense payments based on any such future partnerships.

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

In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading pharmaceutical companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Novartis Pharma AG, or Novartis, Biogen Idec Inc., or Biogen Idec, F. Hoffmann-La Roche Ltd, or Roche (which assigned its rights and obligations to Arrowhead Research Corporation, or Arrowhead, during 2011), Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko, Cubist Pharmaceuticals, Inc., or Cubist, Ascletis, Monsanto Company, or Monsanto, and Genzyme. We have previously entered, and in the future we intend to enter, into contracts with government agencies, including the National Institute of Allergy and Infectious Diseases, or NIAID, a component of the National Institutes of Health. We have also established collaborations with and, in some instances, received funding from, major medical and disease associations, including CHDI. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest, under our InterfeRxtm program, and to research companies that commercialize RNAi reagents or services under our research product licenses.

In August 2012, we announced that we and Monsanto entered into a license and collaboration agreement pursuant to which we granted to Monsanto a worldwide, exclusive, royalty bearing right and license, including the right to grant sublicenses, to our RNAi platform technology and intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. The Monsanto agreement also includes the transfer of technology from us to Monsanto and a collaborative research project. Under the Monsanto agreement, Monsanto will be our exclusive collaborator in the agriculture field for a ten-year period. The Monsanto agreement is described below under the heading “Strategic Alliances.”

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. Through an internal effort we refer to as Alnylam Biotherapeutics, we are advancing the application of RNAi technology to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. We have formed, and intend to form additional, collaborations through this effort with third-party biopharmaceutical companies. In October 2011, we entered into a collaboration with GlaxoSmithKline, or GSK, for influenza vaccine production, under our VaxiRNA™ platform, an RNAi technology developed under our Alnylam Biotherapeutics initiative, for the enhanced production of viruses used in the manufacture of vaccine products. Additionally, in 2007, we and Isis established Regulus Therapeutics Inc., or Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. In October 2012, Regulus completed its initial public offering. Given the broad applications for RNAi technology, in addition to our efforts on Alnylam Biotherapeutics, VaxiRNA and Regulus, we believe new ventures and opportunities will be available to us.

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

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At September 30, 2012, we had an accumulated deficit of $444.8 million. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At September 30, 2012, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

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

Monsanto Alliance

In August 2012, we and Monsanto entered into a license and collaboration agreement, pursuant to which we granted to Monsanto a worldwide, exclusive, royalty bearing right and license, including the right to grant sublicenses, to our RNAi platform technology and intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. The Monsanto agreement also includes the transfer of technology from us to Monsanto and a collaborative research project. Under the Monsanto agreement, Monsanto will be our exclusive collaborator in the agriculture field for a ten-year period.

In consideration for the rights granted to Monsanto under the Monsanto agreement, Monsanto paid us $29.2 million in upfront cash payments. Monsanto is also required to make near-term milestone payments to us upon the achievement of specified technology transfer and patent-related milestones. We are also entitled to receive additional funding for collaborative research efforts. In the aggregate, we can earn up to $5.0 million in potential future milestone payments and research funding under the Monsanto alliance. In addition, Monsanto is required to pay to us a percentage of specified fees from certain sublicense agreements Monsanto may enter into that include access to our intellectual property, as well as low single-digit royalty payments on worldwide, net sales by Monsanto, its affiliates and sublicensees of certain licensed products, as defined in the Monsanto agreement, if any. We could potentially earn the next milestone payment of $1.5 million under the Monsanto agreement based upon the achievement of a specified patent-related event. Due to the uncertainty of the application of RNAi technology in the field of agriculture, we may not receive any milestone payments or royalty payments from Monsanto.

The term of the Monsanto agreement generally ends upon the expiration of the last-to-expire patent licensed under the agreement. We estimate that our fundamental RNAi patents licensed under the Monsanto agreement will expire both in and outside the United States generally between 2016 and 2025, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. After August 27, 2013, Monsanto may terminate the Monsanto agreement in its entirety upon 30-days’ prior written notice to us, provided, however, that Monsanto is required to continue to make royalty payments to us if any royalties were payable on net sales of a licensed product during the previous 24 months. The Monsanto agreement may also be terminated by either party in the event the other party fails to cure a material breach under the Monsanto agreement.

Under the terms of the Monsanto agreement, in the event that during the exclusivity period we cease to own or otherwise exclusively control certain licensed patent rights in the agriculture field, for any reason other than Monsanto’s breach of the Monsanto agreement or its negligence or willful misconduct, resulting in the loss of exclusivity with respect to Monsanto’s rights to such patent rights, and such loss of exclusivity has a material adverse effect on the licensed products, then we would be required to pay Monsanto up to $5.0 million as liquidated damages, and Monsanto’s royalty obligations to us under the Monsanto agreement would be reduced or, under certain circumstances, terminated. We have the right to cure any such loss of patent rights under the Monsanto agreement.

Genzyme Alliance

In October 2012, we and Genzyme entered into a license and collaboration agreement pursuant to which we granted to Genzyme an exclusive license in Japan and the Asia-Pacific region, known as the Genzyme territory, to develop and commercialize specified RNAi therapeutics targeting TTR for the treatment of ATTR and other human diseases. The Genzyme agreement covers ALN-TTR02 and ALN-TTRsc, and may in the future cover additional TTR-specific RNAi therapeutic compounds that comprise our TTR program, which we refer to together as Licensed Products, subject, in the case of improvement products, as defined in the Genzyme agreement, to specified additional terms and conditions. We retain all development and commercialization rights worldwide outside of the Genzyme territory.

In consideration for the rights granted to Genzyme under the Genzyme agreement, Genzyme paid us an upfront cash payment of $22.5 million. In addition, Genzyme is required to make payments to us upon the achievement of specified development and regulatory milestones totaling up to $50.0 million, and to pay tiered royalties expected to yield an effective royalty rate percentage ranging from the mid-teens to mid-twenties based on annual net sales, if any, of Licensed Products in the Genzyme territory by Genzyme, its affiliates and sublicensees. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Genzyme.

Under the Genzyme agreement, the parties will collaborate in the development of Licensed Products, with Genzyme assuming primary responsibility for the development and commercialization of Licensed Products in the Genzyme territory and us retaining primary responsibility for the development and commercialization of Licensed Products in the rest of the world. The collaboration between Genzyme and us will be governed by a joint steering committee that will be comprised of an equal number of representatives from each party. Under the agreement, Genzyme is establishing a development plan for the ALN-TTR program relating to the development activities to be undertaken in the Genzyme territory. Genzyme is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval and commercialization of an RNAi therapeutic for the treatment of ATTR in the Genzyme territory. We and Genzyme intend to enter into a supply agreement to provide for supply of Licensed Products to Genzyme for clinical studies, and, at Genzyme’s request, commercial sales. Genzyme may elect, at any time during the term of the Genzyme agreement, to manufacture Licensed Products itself or arrange for a third party to manufacture the product.

Genzyme also has a right of first negotiation in the event that we desire to grant any third party rights to develop and/or commercialize a Licensed Product for the treatment of ATTR or other human diseases outside of the Genzyme territory.

We have agreed to indemnify Genzyme for legal costs and other losses or amounts required to be paid by Genzyme, if any, in connection with or related to certain of our ongoing litigation matters. Unless terminated earlier in accordance with the terms of the agreement, the Genzyme agreement expires on a Licensed Product-by-Licensed Product and country-by-country basis upon the latest to occur of (1) the expiration of the last valid claim of our patents or joint patents covering a Licensed Product, (2) the expiration of the regulatory exclusivity, as defined in the Genzyme agreement, and (3) twenty-five years from first commercial sale of such Licensed Product in such country. We estimate that our fundamental RNAi patents covering ALN-TTR compounds under the Genzyme agreement will expire both in and outside of the United States generally between 2016 and 2021. We also estimate that our patents covering ALN-TTR compounds under the Genzyme agreement in the U.S. and elsewhere would expire in 2032. These patent rights are subject to potential patent term extensions and/or supplemental protection certificates extending such terms in countries where such extensions may become available. In addition, more patent filings relating to the collaboration may be made in the future. Either party may terminate the Genzyme agreement in the event the other party fails to cure a material breach or in the event that development ends after a specified time period without regulatory approval of a Licensed Product. We may terminate the agreement upon patent-related challenges by Genzyme. Genzyme has the right to terminate the agreement without cause at any time upon six months’ prior written notice. Genzyme may also terminate the agreement upon forty-five days prior written notice if Genzyme determines that specified success criteria have not been met following the completion of a Phase II clinical study. In addition, in the event that, under specified circumstances, we or Genzyme discontinues development of a Licensed Product during a specified period of time, Genzyme would have the right to terminate the Genzyme agreement in its entirety, and we would be required to refund all amounts paid by Genzyme to us under the agreement prior to the effective date of termination of the agreement.

During the period from the effective date of the Genzyme agreement until the first commercial sale of a Licensed Product in a country in the Genzyme territory, and thereafter during any period during which Genzyme is paying us any royalties on net sales of any Licensed Product in such country, neither party will, alone or with an affiliate or agreed upon third party, develop or commercialize in such country, any product for the treatment of ATTR, other than a Licensed Product or an agreed complementary product, without the prior written agreement of the other party.

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

Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees have not been eligible to receive options to purchase Regulus common stock. At September 30, 2012, we owned approximately 44% of Regulus. In October 2012, Regulus completed an underwritten initial public offering, raising $50.9 million in gross proceeds, including proceeds from the exercise by the underwriters of the over-allotment option. Regulus’ common stock began trading on The NASDAQ Global Market on October 4, 2012 under the symbol “RGLS.” Following the completion of Regulus’ initial public offering, we own approximately 17% of Regulus’ outstanding common stock.

Regulus is exploring therapeutic opportunities that arise from microRNA dysregulation. Since microRNAs are believed to regulate broad networks of genes and biological pathways, microRNA therapeutics define a new and potentially high-impact strategy to target multiple nodes on disease pathways. microRNAs are small non-coding RNAs that regulate the expression of other genes. More than 500 microRNAs have been identified to date in humans, each of which is believed to interact with a specific set of genes that control key aspects of cell biology. Since microRNAs may act as master regulators of the genome and are often found to be dysregulated in disease, microRNAs potentially represent an exciting new platform for drug discovery and development. Regulus is advancing microRNA therapeutics in several areas including oncology, fibrosis, hepatitis C virus, or HCV, and metabolic diseases.

Regulus has entered into a number of strategic alliances with leading pharmaceutical companies, including GSK, Sanofi, Biogen Idec and AstraZeneca. Each of Alnylam and Isis is entitled to receive specified sublicense income in connection with certain collaborative agreements entered into by Regulus, as well as royalties on net sales, if any, of certain products developed by Regulus or its collaborators, in each case subject to the terms and conditions of the license and collaboration agreement among Regulus, Isis and Alnylam.

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

Our expertise in RNAi therapeutics and broad intellectual property portfolio have allowed us to form alliances with leading companies, including Isis, Medtronic, Novartis, Biogen, Roche, Takeda, Kyowa Hakko Kirin, Cubist, Ascletis, Monsanto and Genzyme, as well as license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$16,759	$20,791	$58,230	$62,302
Operating expenses	34,906	33,229	99,337	103,534
Loss from operations	(18,147)	(12,438)	(41,107)	(41,232)
Net loss	$(19,502)	$(13,237)	$(43,826)	$(43,346)

Net Revenues from Research Collaborators

We generate revenues through research collaborations. The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Roche/Arrowhead	$9,330	$13,995	$37,318	$41,983
Takeda	5,494	5,494	16,481	16,755
Monsanto	519	—	519	—
Other	1,416	1,302	3,912	3,564

Total net revenues from research collaborators	$16,759	$20,791	$58,230	$62,302

Net revenues from research collaborators declined during the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 due primarily to the completion of our remaining performance obligations under the Roche/Arrowhead alliance in August 2012.

Total deferred revenue of $116.2 million at September 30, 2012 consists of payments we have received from collaborators, primarily Monsanto, Takeda, Kyowa Hakko Kirin and Cubist, but have not yet recognized pursuant to our revenue recognition policies.

For the foreseeable future, we expect our revenues to continue to be derived primarily from our alliances with Monsanto, Takeda and Cubist, and other strategic alliances, as well as new collaborations, foundation funding, government contracts and licensing activities.

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Total Operating	Three Months Ended	% of Total Operating	Increase (Decrease)
	September 30, 2012	Expenses	September 30, 2011	Expenses	$	%
Research and development	$22,094	63%	$24,274	73%	$(2,180)	(9)%
General and administrative	12,812	37%	8,955	27%	3,857	43%

Total operating expenses	$34,906	100%	$33,229	100%	$1,677	5%

	Nine Months Ended	% of Total Operating	Nine Months Ended	% of Total Operating	Increase (Decrease)
	September 30, 2012	Expenses	September 30, 2011	Expenses	$	%
Research and development	$64,891	65%	$75,926	73%	$(11,035)	(15)%
General and administrative	34,446	35%	27,608	27%	6,838	25%

Total operating expenses	$99,337	100%	$103,534	100%	$(4,197)	(4)%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Increase (Decrease)
	2012	Category	2011	Category	$	%
Research and development
Compensation and related	$5,387	24%	$5,464	23%	$(77)	(1)%
Clinical trial and manufacturing	3,946	18%	6,744	28%	(2,798)	(41)%
External services	3,860	18%	2,998	12%	862	29%
Facilities-related	3,075	14%	3,111	13%	(36)	(1)%
Non-cash stock-based compensation	2,271	10%	2,789	11%	(518)	(19)%
License fees	1,813	8%	716	3%	1,097	153%
Lab supplies and materials	1,125	5%	1,718	7%	(593)	(35)%
Other	617	3%	734	3%	(117)	(16)%

Total research and development expenses	$22,094	100%	$24,274	100%	$(2,180)	(9)%

Research and development expenses decreased during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due primarily to lower clinical trial and manufacturing expenses related to our ALN-RSV and ALN-VSP programs, partially offset by additional expenses related to the advancement of our ALN-TTR program. Partially offsetting these decreases were license fees due to certain entities, primarily fees due to Isis as a result of the Monsanto alliance.

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

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Increase (Decrease)
	2012	Category	2011	Category	$	%
Research and development
Compensation and related	$15,731	24%	$17,667	23%	$(1,936)	(11)%
Clinical trial and manufacturing	10,386	16%	19,504	26%	(9,118)	(47)%
External services	10,150	16%	12,418	16%	(2,268)	(18)%
Facilities-related	9,572	15%	9,574	13%	(2)	* %
Non-cash stock-based compensation	6,356	10%	8,284	11%	(1,928)	(23)%
License fees	4,431	7%	1,065	1%	3,366	316%
Lab supplies and materials	3,377	5%	4,994	7%	(1,617)	(32)%
Restructuring	2,832	4%	—	—	2,832	100%
Other	2,056	3%	2,420	3%	(364)	(15)%

Total research and development expenses	$64,891	100%	$75,926	100%	$(11,035)	(15)%

*	Indicates less than 1%

Research and development expenses decreased during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due primarily to lower clinical trial and manufacturing costs related to our ALN-RSV and ALN-VSP programs, partially offset by additional expenses related to the advancement of our ALN-TTR program. In addition, external services expenses decreased, due primarily to lower pre-clinical expenses for our ALN-TTR and ALN-PCS programs which we advanced further in the clinic. Lab supplies and materials and all compensation-related expenses also decreased due primarily to the reduction in workforce in connection with our January 2012 strategic corporate restructuring. Partially offsetting these decreases was a one-time charge related to the 2012 restructuring, including employee severance, benefits and other related costs, as well as license fees due to certain entities related to our drug delivery-related and platform technologies.

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Increase (Decrease)
	2012	Category	2011	Category	$	%
General and administrative
Consulting and professional services	$8,930	70%	$4,776	53%	$4,154	87%
Compensation and related	1,636	13%	1,646	18%	(10)	(1)%
Non-cash stock-based compensation	1,115	9%	1,469	17%	(354)	(24)%
Facilities-related	445	3%	518	6%	(73)	(14)%
Other	686	5%	546	6%	140	26%

Total general and administrative Expenses	$12,812	100%	$8,955	100%	$3,857	43%

General and administrative expenses increased during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due primarily to an increase in consulting and professional services related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 – Legal Proceedings. This increase was partially offset by a decrease in non-cash stock-based compensation due primarily to the reduction in workforce in connection with our January 2012 strategic corporate restructuring. For the remainder of 2012, we expect that general and administrative expenses will remain consistent.

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Increase (Decrease)
	2012	Category	2011	Category	$	%
General and administrative
Consulting and professional services	$22,199	64%	$14,450	52%	$7,749	54%
Compensation and related	4,909	14%	5,408	20%	(499)	(9)%
Non-cash stock-based compensation	3,281	9%	4,310	16%	(1,029)	(24)%
Facilities-related	1,241	4%	1,778	6%	(537)	(30)%
Restructuring	894	3%	—	—	894	100%
Other	1,922	6%	1,662	6%	260	16%

Total general and administrative expenses	$34,446	100%	$27,608	100%	$6,838	25%

The increase in general and administrative expenses during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was due primarily to an increase in consulting and professional services expenses related to business activities, primarily legal activities, a description of which is set forth below under Part II, Item 1 – Legal Proceedings. Also included in the nine months ended September 30, 2012 is a one-time charge related to our January 2012 strategic corporate restructuring, including employee severance, benefits and other related costs. These increases were partially offset by a decrease in all compensation expenses and facilities-related expenses due primarily to the reduction in workforce in connection with the January 2012 strategic corporate restructuring.

Other income (expense)

We recorded $1.6 million and $3.6 million of equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and nine months ended September 30, 2012, respectively, as compared to $0.5 million and $2.6 million for the three and nine months ended September 30, 2011, respectively, related to our share of Regulus’ net losses.

Interest income was $0.3 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, as compared to $0.3 million and $1.0 million for the three and nine months ended September 30, 2011, respectively. The decrease was due primarily to lower average cash, cash equivalent and marketable securities balances.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2012	2011
Net loss	$(43,826)	$(43,346)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	20,421	20,021
Changes in operating assets and liabilities	(23,292)	(38,584)

Net cash used in operating activities	(46,697)	(61,909)
Net cash (used in) provided by investing activities	(40,139)	61,175
Net cash provided by financing activities	92,446	471

Net increase (decrease) in cash and cash equivalents	5,610	(263)
Cash and cash equivalents, beginning of period	70,228	74,599

Cash and cash equivalents, end of period	$75,838	$74,336

Since we commenced operations in 2002, we have generated significant losses. At September 30, 2012, we had an accumulated deficit of $444.8 million. At September 30, 2012, we had cash, cash equivalents and marketable securities of $295.8 million, compared to cash, cash equivalents and marketable securities of $260.8 million at December 31, 2011. In February 2012, we sold an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of the offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. We intend to use these proceeds for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our ALN-TTR02 and ALN-AT3 programs, as well as for working capital, capital expenditures, and general and administrative expenses.

We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at September 30, 2012.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the nine months ended September 30, 2012, net cash used in operating activities of $46.7 million was due primarily to our net loss and a decrease in deferred revenue of $24.7 million. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, equity in loss of joint venture (Regulus Therapeutics Inc.), and depreciation and amortization.

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

Investing activities

For the nine months ended September 30, 2012, net cash used in investing activities of $40.1 million was due primarily to $32.3 million of net purchases of marketable securities and $7.7 million of fixed asset additions. For the nine months ended September 30, 2011, net cash provided by investing activities of $61.2 million resulted primarily from net sales and maturities of marketable securities.

Financing activities

For the nine months ended September 30, 2012, net cash of $92.4 million provided by financing activities was due primarily to proceeds of $86.8 million received from our February 2012 underwritten public offering, as well proceeds of $6.0 million from the issuance of common stock in connection with stock option exercises. For the nine months ended September 30, 2011, net cash of $0.5 million provided by financing activities was due to proceeds from the issuance of common stock in connection with stock option exercises.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This standard is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. We adopted this amendment on January 1, 2012. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2012, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.8 million. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2011, we timely served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims, and asserted counterclaims against the plaintiffs. On June 28, 2011, we timely served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and asserted counterclaims against the plaintiffs for breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. We are seeking monetary damages, attorneys’ fees and equitable relief on its counterclaims. In September 2011, the Court granted the plaintiffs’ motion to dismiss our counterclaim for defamation. The plaintiffs did not move to dismiss any of our other counterclaims, all of which remain pending. In July 2012, the Court denied the defendants’ requests to file motions for partial summary judgment. Fact and expert discovery has been completed and we expect a trial to start in mid-November 2012. We intend to vigorously defend ourselves in this matter. However, litigation is subject to inherent uncertainty and this matter could be decided against us and we could be required to pay substantial damages, as well as equitable relief that could adversely affect our rights to certain intellectual property that we now use. We have also incurred, and will continue to incur during the pendency of the litigation, significant costs, and the defense of this litigation has diverted, and until resolved will continue to divert, the attention of our management and other resources that would otherwise be engaged in other activities.

We have not recorded an estimate of the possible loss associated with this legal proceeding. Although the plaintiffs have not specified in their complaint the amount of monetary damages they are seeking, they have served an expert report estimating their damages under a variety of theories, which was subsequently updated. These theories include the purported lost value of the plaintiffs’ trade secrets, calculated using two approaches, as well as our alleged unjust enrichment resulting from the purported misappropriation of the plaintiffs’ trade secrets, again using multiple approaches. We believe that under the applicable law the plaintiffs are not entitled to aggregate multiple theories, but the plaintiffs have argued to the Court that they are entitled to do so. The various theories of plaintiffs’ damages under the plaintiffs’ most recent expert report range from approximately $61 million to $234 million. If the theories of monetary recovery included in the plaintiffs’ most recent expert report were aggregated, it would result in damages within a range of approximately $310 million to $484 million. In addition, under one of the plaintiffs’ claims, any compensatory damage award sum could be subject to doubling or trebling, which could increase the potential damages up to approximately $1.5 billion, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees. As of June 30, 2012, Tekmira reported a contingent liability to their lead counsel in the amount of $12.5 million, which is likely significantly higher as of the date of this filing. The plaintiffs are also seeking prejudgment interest.

We deny any wrongdoing and believe that the plaintiffs’ estimate of their purported compensatory damages is grossly overstated and based on faulty reasoning. We have served expert reports supporting our position that we are not liable on the plaintiffs’ claims, as well as an expert report on damages, which opines that the plaintiffs’ damages estimates are unreliable and, if their expert conducted an appropriate analysis under one of his approaches, damages in the event of an adverse finding on the liability issues would be less than $4.4 million. This amount could be subject to doubling or trebling, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees and potentially prejudgment interest. However, notwithstanding our expert report, damages would be much greater if the case is tried to a verdict, and the jury finds us liable and also accepts the plaintiffs’ theories of monetary damages discussed above.

As the trial date approaches, we are pursuing all reasonable approaches available to us to reach resolution of this matter, including both settlement negotiations and full trial preparation. We do not currently believe that a settlement of this legal proceeding is probable, in accordance with ASC 450, Accounting for Contingencies, due to a number of factors; however, we intend to continue to evaluate all possibilities for resolution of this matter, including a potential settlement.

Significant judgment is required to determine both the likelihood of a loss and the estimated amount of any such loss. We currently believe that the likelihood of a loss is more than remote but less than probable, in accordance with ASC 450, Accounting for Contingencies, and are unable to estimate a reasonable range of loss for this legal proceeding due to many factors.

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

Tekmira Infringement Litigation

On January 17, 2012, we filed a complaint in the United States District Court for the District of Massachusetts against Tekmira for patent infringement arising from Tekmira’s research activities providing LNP-formulated siRNA molecules to a pharmaceutical collaborator. As alleged in the complaint, we do not believe Tekmira’s activities are protected under the exemption from patent infringement for drug development. Pursuant to the complaint, we believe Tekmira has infringed a number of issued patents related to siRNA and LNP technologies, including: U.S. Patent No. 7,695,902; U.S. Patent No. 6,858,225; U.S. Patent No. 6,815,432; U.S. Patent No. 6,534,484; U.S. Patent No. 6,586,410; and U.S. Patent No. 6,858,224. Under our contractual right to enforce U.S. Patent No. 7,695,902 owned by Isis, we joined Isis to the suit as a co-plaintiff. On March 2, 2012, Tekmira filed a motion to dismiss five of the six claims of our complaint for lack of standing. We filed an opposition to this motion and Tekmira has filed a reply. In addition, Tekmira filed a motion to disqualify our outside legal counsel. On June 14, 2012, a hearing was held on Tekmira’s motion to dismiss and motion to disqualify. On September 24, 2012, the Court ruled in our favor and denied both of Tekmira’s motions.

We and Isis are seeking judgment that Tekmira has infringed the patents at issue, a permanent injunction enjoining the infringing activities, damages, and costs and expenses, including attorneys’ fees.

On September 25, 2012, we filed a complaint in the Federal Court of Canada against Tekmira for patent infringement arising from Tekmira’s activities providing LNP-formulated siRNA molecules to a pharmaceutical collaborator, as well as Tekmira’s own target research and validation activities. As alleged in the complaint, we believe Tekmira has infringed the issued patent, CA Patent No. 2,359,180, related to siRNA technology. We are seeking judgment that Tekmira has infringed the patent at issue, a permanent injunction enjoining the infringing activities, damages, and costs and expenses, including attorneys’ fees.

Although we are vigorously asserting our rights in these cases, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation is costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.

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

We have experienced significant operating losses since our inception. At September 30, 2012, we had an accumulated deficit of $444.8 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies or funding from contracts with the government or foundations, but cannot be certain that we will be able to secure or maintain these alliances or contracts, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

At September 30, 2012, we had $295.8 million in cash, cash equivalents and marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government obligations, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional such alliances in the future. For example, we intend to enter into worldwide or specific geographic collaborations relating to (1) RNAi platform and/or multi-target discovery alliances, and (2) select RNAi therapeutic programs in our pipeline, including ALN-PCS, ALN-HPN, ALN-TMP and ALN-VSP. In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. For example, under our agreements with MIT, Tekmira, UBC and AlCana, and Arrowhead, among others, we have access to certain existing delivery technologies and/or are developing additional delivery capabilities. In addition, under certain of our other alliances, we may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Kyowa Hakko Kirin for development and commercialization of any RNAi products for the treatment of RSV in Asia; (ii) Ascletis for development and commercialization of any RNAi products for the treatment of liver cancer in China and certain other territories and (iii) Genzyme for the development and commercialization of ALN-TTR in Japan and the Asia-Pacific region. If Kyowa Hakko Kirin, Ascletis and/or Genzyme are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

We may not be successful in entering into such alliances on terms favorable to us due to various factors, including our ability to successfully demonstrate proof of concept for our technology in man, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have manufactured RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. Even if we do succeed in securing any such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property or sales of an approved drug are lower than we expected. In addition, under our collaboration agreements with Monsanto and Genzyme, we may be required to pay liquidated damages or repay upfront payments and may lose royalty and other rights. In the case of the Monsanto agreement, if we cease to own or otherwise exclusively control certain licensed patent rights in the agriculture field, resulting in the loss of exclusivity with respect to Monsanto’s rights to such patent rights, and such loss of exclusivity has a material adverse effect on the licensed products (as defined in the agreement), we would be required to pay Monsanto up to $5.0 million in liquidated damages, and Monsanto’s royalty obligations to us would be reduced or, under certain circumstances, terminated. In the case of the Genzyme agreement, in the event that, under specified circumstances, we or Genzyme discontinues development of a Licensed Product (as defined in the agreement) during a specified period, Genzyme would have the right to terminate the agreement in its entirety, and we would be required to refund all amounts paid by Genzyme to us under the agreement, including the upfront payment.

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

In September 2007, we and Isis formed Regulus, to discover, develop and commercialize microRNA therapeutics. Regulus is exploring therapeutic opportunities that arise from dysregulation of microRNAs. Neither Regulus nor any other company has received regulatory approval to market therapeutics utilizing microRNA technology. In connection with the establishment of Regulus, we exclusively licensed to Regulus our intellectual property rights covering microRNA technology. Generally, we do not have rights to pursue microRNA therapeutics independently of Regulus. If Regulus is unable to discover, develop and commercialize microRNA therapeutics, our business could be adversely affected.

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

•

The new law provides that approval of an application for a follow-on biologic product may not become effective until 12 years after the date on which the prior innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, it will be easier for generic manufacturers to enter the market, which is likely to reduce the pricing for such products and could affect our profitability.

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

In addition, on September 25, 2012, we filed a complaint in the Federal Court of Canada against Tekmira for patent infringement arising from Tekmira’s activities providing LNP-formulated siRNA molecules to a pharmaceutical collaborator, as well as Tekmira’s own target research and validation activities. As alleged in the complaint, we believe Tekmira has infringed the issued patent, CA Patent No. 2,359,180, related to siRNA technology. We are seeking judgment that Tekmira has infringed the patent at issue, a permanent injunction enjoining the infringing activities, damages, and costs and expenses, including attorneys’ fees.

In addition, a third party may claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Tekmira and Protiva filed a civil complaint against us in the Business Litigation Section of the Suffolk County Superior Court in Boston, Massachusetts, and in June 2011, the plaintiffs filed an amended complaint adding AlCana, a research collaborator of ours, as a defendant. The amended complaint alleges misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets, civil conspiracy, and tortious interference with contractual relationships by us and AlCana, and unjust enrichment, contractual breach, breach of the implied covenant of good faith and fair dealing, unfair competition, false advertising, and unfair and deceptive trade practices by us. The plaintiffs seek, among other relief, injunctive relief, unspecified compensatory and punitive damages, attorneys’ fees, the termination of licenses that the plaintiffs provided to us and the relinquishment and transfer of certain of our intellectual property, including patents covering our MC3 technology. In April 2011, we served and filed an answer to the plaintiffs’ original complaint denying the plaintiffs’ claims, and asserted counterclaims against the plaintiffs. In June 2011, we served and filed an answer to the plaintiffs’ amended complaint denying the plaintiffs’ claims and asserted counterclaims against the plaintiffs for breach of contract, defamation, breach of covenant not to sue, breach of patent prosecution and non-use provisions, misappropriation of confidential and proprietary information and trade secrets, unjust enrichment, breach of the implied covenant of good faith and fair dealing, as well as violations of Massachusetts statutes. We are seeking monetary damages, attorneys’ fees and equitable relief on our counterclaims. In September 2011, the Court granted the plaintiffs’ motion to dismiss our counterclaim for defamation. The plaintiffs did not move to dismiss any of our other counterclaims, all of which remain pending. In July 2012, the Court denied the defendants’ requests to file motions for partial summary judgment. Fact and expert discovery has been completed and we expect a trial to start in mid-November 2012. We intend to vigorously defend ourselves in this matter. However, litigation is subject to inherent uncertainty and this matter could be decided against us and we could be required to pay substantial damages, as well as equitable relief that could adversely affect our rights to certain intellectual property that we now use. We have also incurred, and will continue to incur during the pendency of the litigation, significant costs, and the defense of this litigation has diverted, and until resolved will continue to divert, the attention of our management and other resources that would otherwise be engaged in other activities.

We have not recorded an estimate of the possible loss associated with this legal proceeding. Although the plaintiffs have not specified in their complaint the amount of monetary damages they are seeking, they have served an expert report estimating their damages under a variety of theories, which was subsequently updated. These theories include the purported lost value of the plaintiffs’ trade secrets, calculated using two approaches, as well as our alleged unjust enrichment resulting from the purported misappropriation of the plaintiffs’ trade secrets, again using multiple approaches. We believe that under the applicable law the plaintiffs are not entitled to aggregate multiple theories, but the plaintiffs have argued to the Court that they are entitled to do so. The various theories of plaintiffs’ damages under the plaintiffs’ most recent expert report range from approximately $61 million to $234 million. If the theories of monetary recovery included in the plaintiffs’ most recent expert report were aggregated, it would result in damages within a range of approximately $310 million to $484 million. In addition, under one of the plaintiffs’ claims, any compensatory damage award sum could be subject to doubling or trebling, which could increase the potential damages up to approximately $1.5 billion, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees. As of June 30, 2012, Tekmira reported a contingent liability to their lead counsel in the amount of $12.5 million, which is likely significantly higher as of the date of this filing. The plaintiffs are also seeking prejudgment interest.

We deny any wrongdoing and believe that the plaintiffs’ estimate of their purported compensatory damages is grossly overstated and based on faulty reasoning. We have served expert reports supporting our position that we are not liable on the plaintiffs’ claims, as well as an expert report on damages, which opines that the plaintiffs’ damages estimates are unreliable and, if their expert conducted an appropriate analysis under one of his approaches, damages in the event of an adverse finding on the liability issues would be less than $4.4 million. This amount could be subject to doubling or trebling, and the plaintiffs would also be entitled to recover their reasonable attorneys’ fees and potentially prejudgment interest. However, notwithstanding our expert report, damages would be much greater if the case is tried to a verdict, and the jury finds us liable and also accepts the plaintiffs’ theories of monetary damages discussed above.

As the trial date approaches, we are pursuing all reasonable approaches available to us to reach resolution of this matter, including both settlement negotiations and full trial preparation. We do not currently believe that a settlement of this legal proceeding is probable, in accordance with ASC 450, Accounting for Contingencies, due to a number of factors; however, we intend to continue to evaluate all possibilities for resolution of this matter, including a potential settlement.

Significant judgment is required to determine both the likelihood of a loss and the estimated amount of any such loss. We currently believe that the likelihood of a loss is more than remote but less than probable, in accordance with ASC 450, Accounting for Contingencies, and are unable to estimate a reasonable range of loss for this legal proceeding due to many factors.

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

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, by us or others could adversely affect the price of our common stock. For example, if Novartis decides to sell a portion of its shares in a rapid or disorderly manner, our stock price could be negatively impacted. At September 30, 2012, Novartis held 7.7% of our outstanding common stock.

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

ITEM 6.	EXHIBITS.

10.1†	License and Collaboration Agreement dated as of August 27, 2012 by and among Monsanto Company and the Registrant.

10.2†	Letter Agreement Amendment dated August 27, 2012, amending the Amended and Restated Strategic Collaboration and License Agreement effective as of April 28, 2009 between Isis Pharmaceuticals, Inc. and the Registrant.

10.3	Letter Agreement dated September 20, 2012 by and between the Registrant and Novartis Pharma AG.

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 5, 2012	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2012	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)