Form 10-Q
period 2013-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2013-05-07
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 30, 2013, the registrant had 62,171,037 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$97,804	$51,405
Marketable securities	138,207	71,407
Billed and unbilled collaboration receivables	558	104
Prepaid expenses and other current assets	3,542	2,641

Total current assets	240,111	125,557
Marketable securities	164,818	103,416
Investment in equity securities of Regulus Therapeutics Inc.	47,666	38,748
Property and equipment, net	18,983	19,799

Total assets	$471,578	$287,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,105	$4,420
Accrued expenses	9,086	11,558
Accrued intraperiod tax allocation	3,023	—
Deferred rent	988	950
Deferred revenue	33,548	31,417

Total current liabilities	49,750	48,345
Deferred rent, net of current portion	4,292	4,248
Deferred revenue, net of current portion	105,980	100,874

Total liabilities	160,022	153,467

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 62,132,830 shares issued and outstanding at March 31, 2013; 52,489,936 shares issued and outstanding at December 31, 2012	621	525
Additional paid-in capital	806,137	624,876
Accumulated other comprehensive income	20,821	15,662
Accumulated deficit	(516,023)	(507,010)

Total stockholders’ equity	311,556	134,053

Total liabilities and stockholders’ equity	$471,578	$287,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues from research collaborators	$18,642	$20,587

Operating expenses:
Research and development (1)	22,179	21,074
General and administrative (1)	6,267	10,406

Total operating expenses	28,446	31,480

Loss from operations	(9,804)	(10,893)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	—	(889)
Interest income	224	223
Other income	5	191

Total other income (expense)	229	(475)

Loss before income taxes	$(9,575)	$(11,368)

Benefit from income taxes	562	—

Net loss	$(9,013)	$(11,368)

Net loss per common share—basic and diluted	$(0.15)	$(0.25)

Weighted average common shares used to compute basic and diluted net loss per common share	59,173	46,210

Comprehensive loss:
Net loss	$(9,013)	$(11,368)
Unrealized gain on marketable securities, net of tax	5,159	128

Comprehensive loss	$(3,854)	$(11,240)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,087	$2,088
General and administrative	988	1,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,013)	$(11,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,127	2,121
Non-cash stock-based compensation	3,075	3,156
Charge for 401(k) company stock match	120	96
Equity in loss of joint venture (Regulus Therapeutics Inc.)	—	889
Realized gain on sale of marketable securities	—	(175)
Benefit from intraperiod tax allocation on marketable securities	(562)	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	192	—
Billed and unbilled collaboration receivables	(454)	(724)
Prepaid expenses and other assets	(944)	(2,932)
Accounts payable	(959)	(1,461)
Accrued expenses and other	(1,790)	252
Deferred revenue	7,237	(20,069)

Net cash used in operating activities	(971)	(30,215)

Cash flows from investing activities:
Purchases of property and equipment	(1,799)	(263)
Increase in restricted cash	—	(162)
Purchases of marketable securities	(187,077)	(118,210)
Sales and maturities of marketable securities	58,036	53,042

Net cash used in investing activities	(130,840)	(65,593)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	4,638	847
Proceeds from issuance of common stock, net of offering costs	173,572	86,800
Payments for repurchase of common stock for employee tax withholding	—	(328)

Net cash provided by financing activities	178,210	87,319

Net increase (decrease) in cash and cash equivalents	46,399	(8,489)
Cash and cash equivalents, beginning of period	51,405	70,228

Cash and cash equivalents, end of period	$97,804	$61,739

Supplemental disclosure of noncash investing activities:
Fixed asset expenditures included in accounts payable and accrued expenses	$245	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. (the “Company” or “Alnylam”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. The Company’s condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, the Company’s audited consolidated financial statements for the year ended December 31, 2012, which were included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2013. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of the Company and Alnylam U.S., Inc., Alnylam Europe AG (“Alnylam Europe”) and Alnylam Securities Corporation, which are wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	8,568	9,085
Unvested restricted common stock	604	658

	9,172	9,743

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

The Company recognized an aggregate of $0.6 million and $0.5 million of stock-based compensation expense related to all outstanding restricted stock awards for the three months ended March 31, 2013 and 2012, respectively.

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

Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$97,306	$63,612	$33,694	$—
Marketable securities (fixed income)
Corporate notes	182,492	—	182,492	—
U.S. Government obligations	56,126	—	56,126	—
Commercial paper	64,407	—	64,407	—
Marketable securities (Regulus equity holdings)	47,666	—	47,666	—

Total	$447,997	$63,612	$384,385	$—

Description	At December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$50,213	$50,213	$—	$—
Marketable securities (fixed income)
Corporate notes	91,523	—	91,523	—
U.S. Government obligations	60,661	—	60,661	—
Commercial paper	22,639	—	22,639	—
Marketable securities (Regulus equity holdings)	38,748	—	38,748	—

Total	$263,784	$50,213	$213,571	$—

During the three months ended March 31, 2013, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Investments in Marketable Securities

The Company invests its excess cash balances in short-term and long-term marketable debt and equity securities. The Company classifies its investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in debt and equity securities as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income. The Company did not recognize any realized gains or losses from sales of its available-for-sale securities during the three months ended March 31, 2013, and as a result, did not reclassify any amount out of accumulated other comprehensive income for the same period. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, marks the investment to market through a charge to its condensed consolidated statements of comprehensive loss. The Company did not record any impairment charges related to its fixed income marketable securities during the current period. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds and commercial paper.

In the fourth quarter of 2012, the Company began accounting for its investment in Regulus Therapeutics Inc. (“Regulus”) as an available-for-sale marketable security. Intraperiod tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations. The following table summarizes the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding the Company’s investment in Regulus available-for-sale marketable securities at March 31, 2013 and December 31, 2012, and the activity for the three months ended March 31, 2013, in thousands:

	12/31/12	Three Months Ended March 31, 2013	3/31/13
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	26,299	8,918	35,217

Investment in equity securities of Regulus Therapeutics Inc., as reported	$38,748	$8,918	$47,666

Accumulated other comprehensive income, before tax	26,299	8,918	35,217
Intraperiod tax allocation recorded as a benefit from income taxes	(10,572)	(562)	(11,134)
Intraperiod tax allocation recorded as an accrued liability	—	(3,023)	(3,023)

Accumulated other comprehensive income, net of tax	$15,727	$5,333	$21,060

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

The following tables summarize the Company’s marketable securities at March 31, 2013 and December 31, 2012, in thousands:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$64,455	$—	$(48)	$64,407
Corporate notes (Due within 1 year)	72,816	20	(36)	72,800
Corporate notes (Due after 1 year through 2 years)	109,851	1	(160)	109,692
U.S. Government obligations (Due within 1 year)	1,000	—	—	1,000
U.S. Government obligations (Due after 1 year through 2 years)	55,136	6	(16)	55,126

Total	$303,258	$27	$(260)	$303,025

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$22,650	$1	$(12)	$22,639
Corporate notes (Due within 1 year)	41,249	23	(4)	41,268
Corporate notes (Due after 1 year through 2 years)	50,322	5	(72)	50,255
U.S. Government obligations (Due within 1 year)	7,500	—	—	7,500
U.S. Government obligations (Due after 1 year through 2 years)	53,168	2	(9)	53,161

Total	$174,889	$31	$(97)	$174,823

Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2013 through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognized or nonrecognized subsequent events.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments did not change the current requirements for reporting net income or other comprehensive income, but require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is now required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments were effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. Other than a change in presentation, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

2. SIGNIFICANT AGREEMENTS

The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2013	2012
Roche/Arrowhead	$—	$13,994
Cubist	9,721	694
Takeda	5,493	5,493
Monsanto	1,410	—
The Medicines Company	834	—
Other	1,184	406

Total net revenues from research collaborators	$18,642	$20,587

Platform Alliances

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

The Company is recognizing the upfront payment of $100.0 million and the Technology Transfer Milestones of $50.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown, and therefore, cannot utilize a proportional performance model. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At March 31, 2013, deferred revenue under the Takeda Agreement was $47.3 million.

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

The Company received a payment of $29.2 million from Monsanto in August 2012, which was initially recorded as deferred revenue. Under the terms of the Monsanto Agreement, in the event that during the Exclusivity Period the Company ceases to own or otherwise exclusively control certain licensed patent rights in the agriculture field, for any reason other than Monsanto’s breach of the Monsanto Agreement or its negligence or willful misconduct, resulting in the loss of exclusivity with respect to Monsanto’s rights to such patent rights, and such loss of exclusivity has a material adverse effect on the Licensed Products, then the Company would be required to pay Monsanto up to $5.0 million as liquidated damages, and Monsanto’s royalty obligations to the Company under the Monsanto Agreement would be reduced or, under certain circumstances, terminated. The Company has the right to cure any such loss of patent rights under the Monsanto Agreement. The Company has determined that this amount is not fixed and determinable and therefore, the Company has excluded this amount from its revenue model and is deferring the recognition of $5.0 million of revenue. The Company will continue to reassess when this amount can be considered fixed and determinable. If the achievement of a milestone is considered probable at the inception of the collaboration, the Company’s policy is to include the related payment in its revenue model. The Company concluded that the receipt of the technology transfer payment of $2.5 million is probable, and has therefore included this amount in the Company’s revenue model. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At March 31, 2013, deferred revenue under the Monsanto Agreement was $27.3 million.

Product Alliances

Cubist Alliance

In January 2009, the Company entered into a license and collaboration agreement with Cubist Pharmaceuticals, Inc. (the “Cubist Agreement”) to develop and commercialize therapeutic products based on certain of the Company’s RNAi technology for the treatment of RSV infection. Licensed products initially included ALN-RSV01, as well as several other second-generation RNAi-based RSV inhibitors. In November 2009, the Company and Cubist entered into an amendment to the Cubist Agreement (the

“Amendment”), which provided that the Company and Cubist would focus their collaboration and joint development efforts on ALN-RSV02, a second-generation compound, intended for use in pediatric patients. In December 2010, the Company and Cubist jointly made a portfolio decision to put the development of ALN-RSV02 on hold. Pursuant to the terms of the Amendment, the Company continued to develop ALN-RSV01 for adult transplant patients at its sole discretion and expense and Cubist had the right to opt into collaborating with the Company on ALN-RSV01, subject to specified conditions.

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

In February 2013, Cubist notified the Company that it would not exercise its opt-in right for ALN-RSV01. In light of this determination, the Company and Cubist mutually agreed to terminate the license and collaboration agreement effective as of February 6, 2013 (the “Effective Date”). As of the Effective Date, the parties have no further rights and obligations under the Cubist Agreement, as amended, notwithstanding anything to the contrary in the Cubist Agreement, as amended.

The Company was recognizing the upfront payment of $20.0 million on a straight-line basis over approximately eight years because the Company was unable to reasonably estimate the level of effort to fulfill its performance obligations, and therefore, could not utilize a proportional performance model. As a result of the termination of the Cubist Agreement in February 2013 and the end of the Company’s performance obligations thereunder, the Company recognized the remaining deferred revenue of $9.7 million during the three months ended March 31, 2013.

Genzyme Alliance

In October 2012, the Company and Genzyme entered into a license and collaboration agreement (the “Genzyme Agreement”) pursuant to which the Company granted to Genzyme an exclusive license in Japan and the Asia-Pacific region (“the Genzyme Territory”) to develop and commercialize RNAi therapeutics targeting transthyretin (“TTR”) for the treatment of transthyretin-mediated amyloidosis (“ATTR”) and other human diseases. The Genzyme Agreement covers ALN-TTR02 and ALN-TTRsc, and may in the future cover additional TTR-specific RNAi therapeutic compounds that comprise the Company’s TTR program (together, “ALN-TTR Licensed Products”), subject, in the case of Improvement Products (as defined in the Genzyme Agreement), to specified additional terms and conditions. Under the Genzyme Agreement, the Company retains all development and commercialization rights worldwide outside of the Genzyme Territory.

In consideration for the rights granted to Genzyme under the Genzyme Agreement, Genzyme paid the Company an upfront cash payment of $22.5 million. Upon achievement of certain milestones, the Company will be entitled to receive milestone payments, up to an aggregate of $50.0 million, including up to $25.0 million in specified development milestones and $25.0 million in specified regulatory milestones. In addition, the Company will be entitled to tiered royalties expected to yield an effective royalty rate percentage ranging from the mid-teens to mid-twenties based on annual net sales, if any, of ALN-TTR Licensed Products in the Genzyme Territory by Genzyme, its affiliates and sublicensees. The Company could potentially earn the next development milestone payment of $7.0 million under the Genzyme Agreement based upon the completion of a successful Phase II ALN-TTR clinical trial, as defined in the Genzyme Agreement. For purposes of potential future revenue recognition, the Company does not believe this milestone or any future milestones are substantive. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone or royalty payments from Genzyme.

Under the Genzyme Agreement, the parties will collaborate in the development of ALN-TTR Licensed Products, with Genzyme assuming primary responsibility for the development and commercialization of ALN-TTR Licensed Products in the Genzyme Territory and the Company retaining primary responsibility for the development and commercialization of ALN-TTR Licensed Products in the rest of the world. The collaboration between Genzyme and the Company is governed by a joint steering committee that will be comprised of an equal number of representatives from each party. Under the agreement, Genzyme is establishing a development plan for the ALN-TTR program relating to the development activities to be undertaken in the Genzyme Territory. Genzyme is responsible, at its expense, for all development activities under the development plan that are reasonably necessary for the regulatory approval and commercialization of an RNAi therapeutic for the treatment of ATTR in the Genzyme Territory. The Company and Genzyme intend to enter into a supply agreement to provide for supply of ALN-TTR Licensed Products to Genzyme for clinical trials, and, at Genzyme’s request, commercial sales. Genzyme may elect, at any time during the term of the Genzyme Agreement, to manufacture ALN-TTR Licensed Products itself or arrange for a third party to manufacture ALN-TTR Licensed Products.

Genzyme also has a right of first negotiation in the event that the Company desires to grant any third party rights to develop and/or commercialize an ALN-TTR Licensed Product for the treatment of ATTR or other human diseases outside of the Genzyme Territory.

The Genzyme Agreement originally provided that if development of an ALN-TTR Licensed Product was terminated by the Company or Genzyme under certain limited circumstances, Genzyme would have the right to terminate the Genzyme Agreement and the Company would be required to refund certain amounts paid by Genzyme to the Company under the Genzyme Agreement prior to such termination. In February 2013, the Company and Genzyme agreed to amend the Genzyme Agreement to remove this provision.

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

The Company is currently unable to reasonably estimate its period of performance under the Genzyme Agreement, as it is unable to estimate the timeline of its deliverables related to the deliverable for any additional TTR-specific RNAi therapeutic compounds. The Company is deferring all revenue under the Genzyme Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Genzyme Agreement. At March 31, 2013, deferred revenue under the Genzyme Agreement was $22.5 million.

The Medicines Company Agreement

In February 2013, the Company and The Medicines Company (“MDCO”) entered into a license and collaboration agreement (the “MDCO Agreement”) pursuant to which the Company granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9 (“PCSK9”), including ALN-PCS02 and ALN-PCSsc, for the treatment of hypercholesterolemia and other human diseases (collectively, “ALN-PCS Licensed Products”). ALN-PCS02 is an intravenously administered RNAi therapeutic for which the Company completed a Phase I clinical trial, and ALN-PCSsc is a subcutaneously administered RNAi therapeutic currently in pre-clinical development.

In consideration for the rights granted to MDCO under the MDCO Agreement, MDCO paid the Company an upfront cash payment of $25.0 million. Upon achievement of certain milestones, the Company will be entitled to receive milestone payments, up to an aggregate of $180.0 million, including up to $30.0 million in specified development milestones, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, the Company will be entitled to scaled double-digit royalties based on annual worldwide net sales, if any, of ALN-PCS Licensed Products by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. The Company could potentially earn the next development milestone payment of $10.0 million under the MDCO Agreement based upon the initiation of the next clinical trial. For purposes of potential future revenue recognition, the Company does not believe this milestone or any future milestones are substantive. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone or royalty payments from MDCO.

Under the MDCO Agreement, the parties will collaborate in the further development of ALN-PCS Licensed Products. The Company will retain responsibility for the development of ALN-PCS Licensed Products until Phase I Completion (as defined in the MDCO Agreement) at its cost, up to an agreed upon initial development cost cap. MDCO will assume all other responsibility for the development and commercialization of ALN-PCS Licensed Products, at its sole cost. Initially the collaboration will include the development of both ALN-PCS02 and ALN-PSCsc in parallel, provided that the parties intend to select one of ALN-PCS02 or ALN-PSCsc for ongoing development at a specified development stage, in accordance with the terms of the MDCO Agreement. The collaboration between MDCO and the Company will be governed by a joint steering committee that will be comprised of an equal number of representatives from each party. The Company will be solely responsible for obtaining supply of finished product reasonably required for the conduct of its obligations through Phase I Completion, and supplying MDCO with finished product reasonably required for the first Phase II clinical trial of an ALN-PCS Licensed Product conducted by MDCO, at the Company’s expense, provided such costs do not exceed the development costs cap, subject to certain exceptions. After such time, MDCO will have the sole right and responsibility to manufacture and supply ALN-PCS Licensed Product for development and commercialization under the MDCO development plan, subject to the terms of the MDCO Agreement. The Company also has certain obligations under the MDCO Agreement to transfer certain technology to MDCO.

The Company has determined that the significant deliverables under the MDCO Agreement include the license, the joint steering committee, technology transfer obligations, development activities through Phase I Completion and supply of product for a Phase II clinical trial. The Company also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and collective undelivered activities and services do not have standalone value due to the specialized nature of the activities and services to be provided by the Company. In addition, while MDCO has the ability to grant sublicenses, it must receive the Company’s prior written consent to sublicense all or substantially all of its rights. The uniqueness of the Company’s services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, the Company bases its revenue recognition pattern on the final deliverable. Under the MDCO Agreement, all deliverables are expected to be completed within five years. The Company is recognizing revenue under the MDCO Agreement on a straight-line basis over five years. The Company is not utilizing a proportional performance model since it is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the development activities is largely unknown.

The Company received the upfront payment of $25.0 million from MDCO in February 2013, which was initially recorded as deferred revenue. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At March 31, 2013, deferred revenue under the MDCO Agreement was $24.2 million.

3. COMMITMENTS AND CONTINGENCIES

Litigation

University of Utah Litigation

On March 22, 2011, The University of Utah (“Utah”) filed a civil complaint in the United States District Court for the District of Massachusetts against the Company, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation GmbH (together, “Max Planck”), the Whitehead Institute for Biomedical Research (“Whitehead”), the Massachusetts Institute of Technology (“MIT”) and the University of Massachusetts (“UMass”), claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah did not serve the original complaint on the Company or the other defendants. On July 6, 2011, Utah filed an amended complaint alleging substantially the same claims against the Company, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on the Company on July 14, 2011. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, the Company, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which the Company, Max Planck, Whitehead and MIT have joined. On December 31, 2011, the University filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. The Company, Max Planck, Whitehead, MIT and UMass have filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and have filed a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. Oral arguments in the appeal were heard in early March 2013 in the United States Court of Appeals for the Federal Circuit and the parties are awaiting a decision from that Court.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.

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

Our core product strategy, which we refer to as “Alnylam 5x15,” is focused on the development and commercialization of novel RNAi therapeutics for the treatment of genetically defined targets for diseases with high unmet medical need. Under our core product strategy, we expect to have five RNAi therapeutic programs in clinical development, including programs in advanced stages, on our own or with one or more collaborators, by the end of 2015. As part of this strategy, our goal is to develop product candidates with the following shared characteristics: a genetically defined target and disease; the potential to have a significant impact in high unmet need patient populations; the ability to leverage our existing RNAi delivery platform; the opportunity to monitor an early biomarker in Phase I clinical trials for human proof of concept; and the existence of clinically relevant endpoints for the filing of a new drug application, or NDA, with a focused patient database and possible accelerated paths for commercialization. We are currently advancing five core programs in clinical or pre-clinical development: ALN-TTR, comprised of ALN-TTR02 and ALN-TTRsc, for the treatment of transthyretin-mediated amyloidosis, or ATTR; ALN-AT3 for the treatment of hemophilia and rare bleeding disorders, or RBD; ALN-AS1 for the treatment of acute intermittent porphyria, or AIP; ALN-PCS for the treatment of hypercholesterolemia; and ALN-TMP for the treatment of beta-thalassemia and iron-overload disorders. We are also advancing other early stage programs, including ALN-AAT, an RNAi therapeutic targeting the mutant Z-allele in alpha-1-antitrypsin deficiency, or AAT deficiency, for the treatment of AAT deficiency-associated liver disease. We intend to focus on developing and commercializing ALN-TTR02, ALN-TTRsc, ALN-AT3 and ALN-AS1 on our own in North and South America, Europe and other parts of the world. In February 2013, we entered into a global alliance with The Medicines Company, or MDCO, to advance our ALN-PCS program. We also intend to enter into global alliances to advance our ALN-TMP, ALN-AAT and potentially other programs.

While focusing our efforts on our core product strategy, we also intend to continue to advance additional development programs through existing or future alliances. We have two partner-based programs in clinical development, including ALN-RSV01 for the treatment of respiratory syncytial virus, or RSV, infection, and ALN-VSP for the treatment of liver cancers, as well as one candidate in pre-clinical development, ALN-HTT, for the treatment of Huntington’s disease, or HD.

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

In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading pharmaceutical and life sciences companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Inc., or Medtronic, Novartis Pharma AG, or Novartis, Biogen Idec Inc., or Biogen Idec, F. Hoffmann-La Roche Ltd, or Roche (which assigned its rights and obligations to Arrowhead Research Corporation, or Arrowhead during 2011), Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, Cubist Pharmaceuticals, Inc., or Cubist, Ascletis Pharmaceuticals (Hangzhou) Co., Ltd., or Ascletis, Monsanto Company, or Monsanto, Genzyme Corporation, or Genzyme and MDCO. We have previously entered, and in the future, we may enter, into contracts with government agencies. We also have established collaborations with and, in some instances, received funding from major medical and disease associations, including CHDI Foundation, Inc. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRx™ program, and to research companies that commercialize RNAi reagents or services under our research product licenses.

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

In November 2012, we, Tekmira Pharmaceuticals Corporation, or TPC, Protiva Biotherapeutics, Inc., or Protiva, a wholly-owned subsidiary of TPC, and together with TPC, referred to as Tekmira, and AlCana Technologies, Inc., or AlCana, entered into a settlement agreement and general release resolving all ongoing litigation between the parties, as well as a patent interference proceeding between us and Protiva. The terms of the settlement agreement include mutual releases and dismissal with prejudice of all claims and counterclaims in connection with all of the litigation pending between the parties. Contemporaneously with the execution of the settlement agreement, we and Tekmira restructured our contractual relationship and entered into a cross-license agreement that supersedes the prior license and manufacturing agreements among us, TPC and Protiva. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses for the year ended December 31, 2012.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At March 31, 2013, we had an accumulated deficit of $516.0 million. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. To date, a substantial portion of our total net revenues has been derived from collaboration revenues from strategic alliances with Roche, Takeda, Cubist and Novartis, and from the United States government in connection with our development of treatments for hemorrhagic fever viruses, including Ebola. We expect our sources of potential funding for the next several years to be derived primarily from new and existing strategic alliances, which may include license and other fees, funded research and development and milestone payments, and proceeds from the sale of equity or debt.

In December 2012, we filed an automatically effective shelf registration statement with the SEC for an indeterminate number of shares. In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of the offering, we received aggregate net proceeds of approximately $173.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $11.6 million. We intend to use these proceeds for general corporate purposes, ultimately focused on advancing our clinical pipeline, and in particular our ALN-TTR02, ALN-TTRsc, ALN-AT3 and ALN-AS1 programs, as well as for potential acquisitions of new businesses, technologies or products, working capital, capital expenditures and general and administrative expenses.

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

Our most advanced core product development program, ALN-TTR, targets the transthyretin, or TTR, gene, for the treatment of ATTR. ATTR is an inherited, progressively debilitating and fatal disease caused by a mutation in the TTR gene. In May 2012, we reported final clinical results from our ALN-TTR01 Phase I, multinational clinical trial showing that ALN-TTR01 was generally safe and well tolerated and resulted in statistically significant lowering of both wild-type and mutant TTR serum levels in ATTR patients. ALN-TTR01 employs a first-generation lipid nanoparticle, or LNP, formulation and the ALN-TTR01 Phase I clinical trial has provided proof-of-concept data for our ALN-TTR program.

We are advancing ALN-TTR02 as our lead product candidate in our ALN-TTR program. ALN-TTR02 uses the same siRNA as ALN-TTR01, and a second-generation LNP delivery technology. In July 2012, we reported clinical results from our ALN-TTR02 Phase I clinical trial, which was conducted in the United Kingdom as a randomized, single-blind, placebo-controlled, single-ascending dose study, which enrolled 17 healthy volunteer subjects. The primary objective of the study was to evaluate the safety and tolerability of a single dose of ALN-TTR02. Secondary objectives of this study included the characterization of pharmacokinetics of ALN-TTR02 and the assessment of clinical activity as measured by effects on serum TTR levels through at least day 56 following a single dose. Preliminary data from this study showed that administration of ALN-TTR02 resulted in robust knockdown of serum TTR protein levels of up to 94% and the overall results were highly statistically significant (p<0.00001 by ANOVA). Suppression of TTR, the disease-causing protein in ATTR, was found to be rapid, dose dependent, durable and specific after a single dose, with a nearly 80% level of TTR suppression sustained at one month after just a single dose. ALN-TTR02 was found to be generally safe and well tolerated in this Phase I clinical trial, consistent with our broader clinical experience with LNP-formulated siRNAs. There were no serious adverse events or discontinuations in the study related to ALN-TTR02, and there were no significant adverse events associated with ALN-TTR02 up through 0.30 mg/kg. A moderate acute infusion reaction was observed in one subject receiving ALN-TTR02 at 0.50 mg/kg who was able to complete dosing with slowing of the infusion rate. There were no laboratory test abnormalities, including no changes in liver function tests, cytokines or C-reactive protein.

In June 2012, we reported the initiation of a Phase II clinical trial of ALN-TTR02. The Phase II clinical trial is designed as an open-label, multi-center, multi-dose, dose-escalation trial expected to enroll approximately 20 ATTR patients. Patients are being enrolled into cohorts of increasing doses and are receiving ALN-TTR02 once every four weeks for two cycles. The primary objectives of this clinical trial are to evaluate the safety and tolerability of multiple doses of ALN-TTR02 and to measure clinical activity based on serial measurement of circulating serum TTR levels. We intend to expand this clinical trial to a total of approximately 30 patients with additional study sites to explore additional cohorts treated with a once-every-three week dosing regimen and a reduced steroid pre-medication regimen. We also intend to initiate an open-label extension, or OLE, study of ALN-TTR02 for patients treated in the Phase II clinical trial. The ALN-TTR02 OLE study will include a number of clinical endpoint measurements. Assuming positive results from the Phase II clinical trial, we expect to initiate a Phase III pivotal trial of ALN-TTR02 in ATTR patients with FAP. We recently reported that we have successfully completed certain long-term non-clinical studies supporting the start of the Phase III clinical trial and chronic dosing in humans.

The Committee for Orphan Medicinal Products of the European Medicines Agency has designated ALN-TTR02 as an orphan medicinal product for the treatment of familial amyloidotic polyneuropathy, or FAP. In addition, the United States Food and Drug Administration, or FDA, has also provided Orphan Drug Designation to ALN-TTR02 as a therapeutic for the treatment of FAP.

In addition to ALN-TTR02, we are advancing ALN-TTRsc, which utilizes our GalNAc conjugate delivery technology enabling subcutaneous dose administration. In March 2013, we reported the initiation of a Phase I clinical trial of ALN-TTRsc in the United Kingdom. The Phase I clinical trial is designed as a randomized, double-blind, placebo-controlled, single- and multi-dose, dose-escalation trial, enrolling up to 40 healthy volunteer subjects. The primary objective of this study is to evaluate the safety and tolerability of single and multiple doses of subcutaneously administered ALN-TTRsc. Secondary objectives include assessment of clinical activity of ALN-TTRsc as measured by serum TTR levels.

We intend to directly commercialize ALN-TTR02 and ALN-TTRsc in North and South America, Europe and other parts of the world. In October 2012, we and Genzyme entered into a license and collaboration agreement pursuant to which we granted to Genzyme an exclusive license in Japan and the Asia-Pacific region, known as the Genzyme territory, to develop and commercialize specified RNAi therapeutics targeting TTR for the treatment of ATTR and other human diseases. We retain all development and commercialization rights worldwide outside of the Genzyme territory.

Our second core product development program is ALN-AT3, an RNAi therapeutic targeting antithrombin, or AT, a genetically defined target, for the treatment of hemophilia and RBD. ALN-AT3 is a novel therapeutic approach aimed at re-balancing the coagulation cascade and normalizing hemostasis in severe hemophilia A and B patients, including patients with inhibitors against their replacement factor. ALN-AT3 also has potential as a treatment for RBD patients and patients with other bleeding disorders. In December 2012, we presented pre-clinical data showing that subcutaneous administration of ALN-AT3 in non-human primates resulted in potent, dose-dependent and durable knockdown in serum AT, resulting in significant increases in thrombin generation. ALN-AT3 utilizes our GalNAc-siRNA conjugate delivery technology, enabling subcutaneous dose administration with potential for a once-weekly or twice-monthly dosing regimen. We plan to file an investigational new drug application, or IND, for ALN-AT3 and to initiate a Phase I clinical trial during 2013. We intend to directly commercialize ALN-AT3 in North and South America, Europe and other parts of the world, and we intend to seek a partner for this program in Japan and other Asian territories.

Our third core development program is ALN-AS1, an RNAi therapeutic targeting aminolevulinate synthase 1, or ALAS-1, for the treatment of AIP. AIP is an ultra-rare autosomal dominant disease caused by loss of function mutations in porphobilinogen deaminase, or PBGD, an enzyme in the heme biosynthesis pathway. ALN-AS1 is a GalNAc conjugate siRNA administered subcutaneously. Inhibition of ALAS-1 is known to reduce the accumulation of heme precursors that cause the clinical manifestations of AIP. ALN-AS1 has the potential to be a therapy for the treatment of acute porphyria attacks, as well as a prophylactic approach for the prevention of recurrent attacks. We expect to select a final development candidate during 2013, with the goal of advancing ALN-AS1 into the clinic. We intend to directly commercialize ALN-AS1 in North and South America, Europe and other parts of the world, and we intend to seek a partner for this program in Japan and other Asian territories.

Our fourth core development program is ALN-PCS for the treatment of hypercholesterolemia. We are developing ALN-PCS for the treatment of hypercholesterolemia. ALN-PCS targets a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, which is involved in the regulation of LDL receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-c, which is also commonly referred to as “bad” cholesterol.

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

We are also developing ALN-PCSsc, a subcutaneously administered RNAi therapeutic currently in pre-clinical development. We have presented pre-clinical data from our ALN-PCSsc program demonstrating potent knockdown of the PCSK9 target gene with an ED 50 of less than 0.3 mg/kg after a single subcutaneous dose.

In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9, including ALN-PCS02 and ALN-PCSsc, for the treatment of hypercholesterolemia and other human diseases. A description of our agreement with MDCO is included below under the heading “Strategic Alliances.”

We are also developing ALN-TMP, a systemically delivered RNAi therapeutic targeting transmembrane protease, serine 6, or Tmprss6, for the treatment of beta-thalassemia and iron-overload disorders. Pre-clinical animal model studies with ALN-TMP have demonstrated corrective effects on iron overload in addition to broader disease modifying effects including improvements in hemoglobin levels, spleen histopathology and globin gene expression. We plan to partner our ALN-TMP program prior to initiating a Phase I clinical trial.

As noted above, while focusing our efforts on our core product strategy, we also intend to continue to advance additional partner-based development programs through existing or future alliances. We have two partner-based programs in clinical development, ALN-RSV for the treatment of RSV and ALN-VSP for the treatment of liver cancers.

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

In July 2012, we formed a strategic collaboration with Ascletis, a privately held US-China joint venture pharmaceutical company, for the development of ALN-VSP. Under the agreement, we have granted Ascletis exclusive rights to develop and commercialize ALN-VSP in China, including Hong Kong, Macau and Taiwan. We retain all rights to develop and commercialize ALN-VSP in the rest of the world. We may use the data generated in China by Ascletis under this strategic collaboration for development of ALN-VSP in the rest of the world and Ascletis may potentially receive sublicense payments based on any such future partnerships. We plan to partner our ALN-VSP program prior to initiating a Phase II clinical trial outside of the Ascletis territory.

In addition to ALN-RSV and ALN-PCS, we are also supporting the development of ALN-HTT, a novel drug-device product incorporating an RNAi therapeutic candidate targeting the huntingtin gene, delivered using an implantable infusion device, for the treatment of HD, in collaboration with Medtronic. ALN-HTT is currently in pre-clinical development.

In addition to our core development efforts on ATTR, hemophilia and RBD, AIP, hypercholesterolemia and beta-thalassemia and iron-overload disorders, and our additional partner-based programs in RSV, liver cancer and HD, we are conducting additional research activities to discover novel RNAi therapeutic product candidates that we can partner with third parties with a focus on genetically defined targets and diseases. These include ALN-AAT, an RNAi therapeutic targeting AAT deficiency for the treatment of AAT deficiency-associated liver disease, amongst others programs.

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

Any failure to complete any stage of the development of any potential products in a timely manner could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our development projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”

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

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At March 31, 2013, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

Since delivery of RNAi therapeutics remains a major objective of our research activities, we also look to form collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies. For example, we have entered into agreements with Arrowhead, the Massachusetts Institute of Technology, or MIT, The University of British Columbia, or UBC, and AlCana, among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck Innovation, Tekmira, MIT, Cancer Research Technology Limited, or CRT, and Whitehead Institute for Biomedical Research, or Whitehead, as well as a number of other entities, to obtain rights to intellectual property in the field of RNAi. Finally, we have sought, and may seek in the future, funding for the development of our proprietary RNAi therapeutics pipeline from the government and foundations.

The Medicines Company Alliance

In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9, including ALN-PCS02 and ALN-PCSsc, for the treatment of hypercholesterolemia and other human diseases. In consideration for the rights granted to MDCO under the MDCO agreement, MDCO paid us an upfront cash payment of $25.0 million. In addition, MDCO is required to make payments to us upon the achievement of specified clinical development, regulatory approval and commercialization milestones totaling up to $180.0 million, and to pay us scaled double-digit royalties based on annual worldwide net sales, if any, of licensed products by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from MDCO.

Under the MDCO agreement, we and MDCO will collaborate in the further development of licensed products. We will retain responsibility for the development of licensed products until Phase I completion, as defined in the MDCO agreement, at our cost, up to an agreed upon initial development cost cap. MDCO will assume all other responsibility for the development and commercialization of licensed products, at its sole cost. Initially the collaboration will include the development of both ALN-PCS02 and ALN-PSCsc in parallel, provided that we and MDCO intend to select one of ALN-PCS02 or ALN-PSCsc for ongoing development at a specified development stage, in accordance with the terms of the MDCO agreement. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a more detailed description of the MDCO agreement.

The Genzyme Alliance

In February 2013, we and Genzyme entered into an amendment to our license and collaboration agreement to remove a provision providing that if development of a licensed product was terminated by us or Genzyme under certain limited circumstances, Genzyme would have the right to terminate the Genzyme agreement and we would subsequently be required to refund certain amounts paid by Genzyme to us under the agreement prior to such termination.

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

Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees have not been eligible to receive options to purchase Regulus common stock. In October 2012, Regulus completed an underwritten initial public offering, raising $50.9 million in gross proceeds, including proceeds from the exercise by the underwriters of their over-allotment option. Currently, we own approximately 17% of Regulus’ outstanding common stock.

Regulus is exploring therapeutic opportunities that arise from microRNA dysregulation. Since microRNAs are believed to regulate broad networks of genes and biological pathways, microRNA therapeutics define a new and potentially high-impact strategy to target multiple nodes on disease pathways. microRNAs are small non-coding RNAs that regulate the expression of other genes. More than 500 microRNAs have been identified to date in humans, each of which is believed to interact with a specific set of genes that control key aspects of cell biology. Since microRNAs may act as master regulators of the genome and are often found to be dysregulated in disease, microRNAs potentially represent an exciting new platform for drug discovery and development. Regulus is advancing microRNA therapeutics in several areas including oncology, fibrosis, hepatitis C virus and metabolic diseases.

Regulus has entered into a number of strategic alliances with leading pharmaceutical companies, including GSK, sanofi-aventis, Biogen Idec and AstraZeneca. Each of Alnylam and Isis is entitled to receive specified sublicense income in connection with certain collaborative agreements entered into by Regulus, as well as royalties on net sales, if any, of certain products developed by Regulus or its collaborators, in each case subject to the terms and conditions of the license and collaboration agreement among Regulus, Isis and Alnylam.

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

Our expertise in RNAi therapeutics and broad intellectual property portfolio have allowed us to form alliances with leading companies, including Isis, Medtronic, Novartis, Biogen, Roche/Arrowhead, Takeda, Kyowa Hakko Kirin, Cubist, Ascletis, Monsanto, Genzyme and MDCO, as well as enter into license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.

Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on February 19, 2013.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2013	2012
Net revenues	$18,642	$20,587
Operating expenses	28,446	31,480
Loss from operations	(9,804)	(10,893)
Net loss	$(9,013)	$(11,368)

Net Revenues from Research Collaborators

We generate revenues through research collaborations. The following table summarizes our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2013	2012
Roche/Arrowhead	$—	$13,994
Cubist	9,721	694
Takeda	5,493	5,493
Monsanto	1,410	—
The Medicines Company	834	—
Other	1,184	406

Total net revenues from research collaborators	$18,642	$20,587

Net revenues from research collaborators decreased during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to the completion of our remaining performance obligations under the Roche/Arrowhead alliance in August 2012. This decrease was partially offset by recognition of the remaining deferred revenue under the Cubist agreement of $9.7 million due to the termination of the Cubist agreement in February 2013 and the end of our performance obligations thereunder. In addition, the decrease was partially offset by revenues recorded under our recent agreements with Monsanto and MDCO. We expect net revenues from research collaborators to decrease for the remainder of 2013 as compared to the amount recorded for the three months ended March 31, 2013, due to the recognition of the remaining revenue under the Cubist agreement during the first quarter of 2013.

We also had $139.5 million of deferred revenue at March 31, 2013, which consists of payments we have received from collaborators, primarily Takeda, Kyowa Hakko Kirin, Monsanto, Genzyme and MDCO, but have not yet recognized pursuant to our revenue recognition policies.

For the foreseeable future, we expect our revenues to continue to be derived primarily from our alliances with Takeda, Monsanto and MDCO, and other strategic alliances, as well as new collaborations and licensing activities.

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31, 2013	% of Total Operating Expenses	Three Months Ended March 31, 2012	% of Total Operating Expenses	Increase (Decrease)
					$	%
Research and development	$22,179	78%	$21,074	67%	$1,105	5%
General and administrative	6,267	22%	10,406	33%	(4,139)	(40)%

Total operating expenses	$28,446	100%	$31,480	100%	$(3,034)	(10)%

Research and development. The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31, 2013	% of Expense Category	Three Months Ended March 31, 2012	% of Expense Category	Increase (Decrease)
					$	%
Research and development
Compensation and related	$5,908	27%	$5,261	25%	$647	12%
External services	4,024	18%	2,607	12%	1,417	54%
Clinical trial and manufacturing	4,018	18%	2,915	14%	1,103	38%
Facilities-related	3,540	16%	3,198	15%	342	11%
Non-cash stock-based compensation	2,087	9%	2,088	10%	(1)	*
Lab supplies and materials	1,307	6%	1,004	5%	303	30%
License fees	585	3%	242	1%	343	142%
Restructuring	—	—	3,015	14%	(3,015)	—
Other	710	3%	744	4%	(34)	(5)%

Total research and development expenses	$22,179	100%	$21,074	100%	$1,105	5%

*	Indicates less than 1%

Research and development expenses increased during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to additional expenses related to the advancement of our ALN-TTR02, ALN-TTRsc and ALN-AT3 programs. This increase was partially offset by a one-time charge related to our January 2012 strategic corporate restructuring, including employee severance, benefits and other related costs, that was recorded during the three months ended March 31, 2012.

We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies, however, we expect that research and development expenses will remain consistent for the remainder of 2013.

A significant portion of our research and development costs are not tracked by project as they benefit multiple projects or our technology platform and because our most-advanced programs are not yet in late-stage clinical development. However, our collaboration agreements contain cost-sharing arrangements pursuant to which certain costs incurred under the project are reimbursed by the counterparty to such agreement. Costs reimbursed under the agreements typically include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. In addition, we have been reimbursed under government contracts for certain allowable costs including direct internal and external costs. As a result, although a significant portion of our research and development expenses are not tracked on a project-by-project basis, we do track direct external costs attributable to, and the actual time our employees worked on, our collaborations and government contracts.

General and administrative. The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31, 2013	% of Expense Category	Three Months Ended March 31, 2012	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$2,519	40%	$5,744	55%	$(3,225)	(56)%
Compensation and related	1,657	26%	1,632	16%	25	2%
Non-cash stock-based compensation	988	16%	1,068	10%	(80)	(7)%
Facilities-related	468	8%	413	4%	55	13%
Restructuring	—	—	894	9%	(894)	—
Other	635	10%	655	6%	(20)	(3)%

Total general and administrative Expenses	$6,267	100%	$10,406	100%	$(4,139)	(40)%

General and administrative expenses decreased significantly during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to a decrease in consulting and professional services related to business activities, primarily legal activities related to litigation with Tekmira that was resolved in November 2012. Also included in the three months ended March 31, 2012 is a one-time charge related to our January 2012 strategic corporate restructuring, including employee severance, benefits and other related costs. For the remainder of 2013, we expect that general and administrative expenses will remain consistent.

Other income (expense)

We incurred zero and $0.9 million of equity in loss of joint venture (Regulus Therapeutics Inc.) for the three months ended March 31, 2013 and 2012, respectively, related to our share of the net losses incurred by Regulus. In October 2012, Regulus completed an initial public offering, resulting in our ownership percentage decreasing from approximately 44% to 17% of Regulus’ outstanding common stock. Based upon our new ownership percentage of 17%, as well as qualitative factors, we do not believe that we have the ability to exercise significant influence over the operating decisions and financial policies of Regulus and therefore have discontinued the equity method of accounting for Regulus. Accordingly, beginning in October 2012, we have accounted for our investment in Regulus as an available-for-sale marketable security.

Interest income was $0.2 million for each of the three months ended March 31, 2013 and 2012.

Our benefit from income taxes was $0.6 million for the three months ended March 31, 2013 as compared to zero for the three months ended March 31, 2012. The increase was due to our recognition of corresponding income tax benefit associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2013	2012
Net loss	$(9,013)	$(11,368)
Adjustments to reconcile net loss to net cash used in operating activities	4,760	6,087
Changes in operating assets and liabilities	3,282	(24,934)

Net cash used in operating activities	(971)	(30,215)
Net cash used in investing activities	(130,840)	(65,593)
Net cash provided by financing activities	178,210	87,319

Net increase (decrease) in cash and cash equivalents	46,399	(8,489)
Cash and cash equivalents, beginning of period	51,405	70,228

Cash and cash equivalents, end of period	$97,804	$61,739

Since we commenced operations in 2002, we have generated significant losses. At March 31, 2013, we had an accumulated deficit of $516.0 million. At March 31, 2013, we had cash, cash equivalents and fixed income marketable securities of $400.8 million, compared to cash, cash equivalents and fixed income marketable securities of $226.2 million at December 31, 2012. Included in our December 31, 2012 cash, cash equivalents and fixed income marketable securities are the proceeds from our sale, in February 2012, of an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of this offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. Included in our March 31, 2013 cash, cash equivalents and fixed income marketable securities are the proceeds from our sale, in January 2013, of an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of approximately $173.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $11.6 million. We intend to use the proceeds from these offerings for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our ALN-TTR02, ALN-TTRsc, ALN-AT3 and ALN-AS1 programs, as well as for potential acquisitions of new businesses, technologies or products, working capital, capital expenditures, and general and administrative expenses.

We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at March 31, 2013.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the three months ended March 31, 2013, net cash used in operating activities of $1.0 million was due primarily to our net loss partially offset by an increase in deferred revenue of $7.2 million. For the three months ended March 31, 2012, net cash used in operating activities of $30.2 million was due primarily to our net loss and a decrease in deferred revenue of $20.1 million. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, depreciation and amortization.

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

Investing activities

For the three months ended March 31, 2013, net cash used in investing activities of $130.8 million was due primarily to $129.0 million of net purchases of fixed income marketable securities and $1.8 million of fixed asset additions. For the three months ended March 31, 2012, net cash used in investing activities of $65.6 million resulted primarily from net purchases of fixed income marketable securities.

Financing activities

For the three months ended March 31, 2013, net cash of $178.2 million provided by financing activities was due primarily to proceeds of $173.6 million received from our January 2013 underwritten public offering, as well proceeds of $4.6 million from the issuance of common stock in connection with stock option exercises. For the three months ended March 31, 2012, net cash of $87.3 million was due primarily to proceeds of $86.8 million received from our February 2012 underwritten public offering.

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

In the future, we may seek additional funding through additional collaborative arrangements and public or private financings. In December 2012, we filed an automatically effective shelf registration statement with the SEC for an indeterminate number of shares. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any additional financing may further adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. As a condition to providing additional funds to us, future investors may also demand, and may be granted, rights superior to those of existing stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue.

Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:

•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under current and future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the success of any proposed financing efforts;

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our contractual obligations and commitments since December 31, 2012. However, in March 2013, sanofi-aventis U.S. Inc., or sanofi, notified us that it was exercising its right to terminate its sublease agreement with us as of December 31, 2013. As a result of this early termination, sanofi will be required to pay us a termination fee. We do not believe that the termination of the sanofi sublease is material to our business.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments did not change the current requirements for reporting net income or other comprehensive income, but require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is now required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required accordance with accounting principles generally accepted in the United States of America, or GAAP, to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments were effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013. Other than a change in presentation, the adoption of this guidance did not have a material impact to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2013, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.6 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah did not serve the original complaint on us or the other defendants. On July 6, 2011, Utah filed an amended complaint alleging substantially the same claims against us, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on us on July 14, 2011. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. On December 31, 2011, the University filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass have filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and have filed a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. Oral arguments in the appeal were heard in early March 2013 in the United States Court of Appeals for the Federal Circuit and the parties are awaiting a decision from that Court.

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

We have concentrated our efforts and therapeutic product research on RNAi technology and our future success depends on the successful development of this technology and products based on it. Neither we nor any other company has received regulatory approval to market therapeutics utilizing siRNAs, the class of molecule we are trying to develop into drugs. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing RNAi therapeutics has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response. In addition, decisions by other companies with respect to their RNAi development efforts may increase skepticism in the marketplace regarding the potential for RNAi therapeutics.

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

We have experienced significant operating losses since our inception. At March 31, 2013, we had an accumulated deficit of $516.0 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:

•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of funding under future government or foundation contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the success of any proposed financing efforts;

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

At March 31, 2013, we had $400.8 million in cash, cash equivalents and fixed income marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

If Takeda, Novartis or Arrowhead fails to successfully develop products using our technology, we may not receive any milestone or royalty payments under our agreements with them. In addition, we have the option under the Takeda agreement, exercisable until the start of Phase III development, to opt-in under a 50-50 profit sharing agreement to the development and commercialization in the United States of up to four Takeda licensed products, and would be entitled to opt-in rights for two additional products for each additional field expansion, if any, elected by Takeda under the collaboration agreement. If Takeda fails to successfully develop products, we may not realize any economic benefit from these opt-in rights. Finally, Takeda could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases that we choose to target. Takeda has significantly greater financial resources than we do and far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with them in the development of RNAi-based drugs targeting the same disease.

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide business and scientific capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these alliances on terms favorable to us, our business may not succeed.

We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional such alliances in the future. Specifically, we intend to focus on developing and commercializing ALN-TTR02, ALN-TTRsc, ALN-AT3 and ALN-AS1 on our own in North and South America, Europe and other parts of the world, and have sought, or may seek, alliances for development and commercialization of these product candidates in Japan and other Asian territories. In February 2013, we entered into a global alliance with MDCO to advance our ALN-PCS program. We also intend to enter into global alliances to advance our ALN-TMP, ALN-AAT and potentially other programs. In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. In addition, we have agreements with MIT, Tekmira, UBC and AlCana, and Arrowhead, among others, we have access to certain existing delivery technologies and/or are developing additional delivery capabilities. Under certain of our other alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Kyowa Hakko Kirin for development and commercialization of any RNAi products for the treatment of RSV in Asia; (ii) Ascletis for development and commercialization of any RNAi products for the treatment of liver cancer in China and certain other territories, (iii) Genzyme for the development and commercialization of ALN-TTR in Japan and the Asia-Pacific region, and (iv) MDCO for the late stage development and commercialization of ALN-PCS worldwide. If Kyowa Hakko Kirin, Ascletis, Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

We may not be successful in entering into such alliances on terms favorable to us due to various factors, including our ability to successfully demonstrate proof of concept for our technology in humans, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have manufactured RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. Even if we do succeed in securing any such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property or sales of an approved drug are lower than we expected. In the case of the Monsanto agreement, if we cease to own or otherwise exclusively control certain licensed patent rights in the agriculture field, resulting in the loss of exclusivity with respect to Monsanto’s rights to such patent rights, and such loss of exclusivity has a material adverse effect on the licensed products (as defined in the agreement), we would be required to pay Monsanto up to $5.0 million in liquidated damages, and Monsanto’s royalty obligations to us would be reduced or, under certain circumstances, terminated.

Furthermore, any delay in entering into collaboration agreements would likely either delay the development and commercialization of certain of our product candidates and reduce their competitiveness even if they reach the market, or prevent the development of certain product candidates. Any such delay related to our collaborations could adversely affect our business.

For certain product candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Takeda, Medtronic and MDCO. We may not, however, be able to enter into additional collaborations for ALN-TMP, ALN-VSP or ALN-RSV, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of these product candidates, we may not have sufficient funds to develop that or any other product candidate internally, or to bring any product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate sales revenues from these product candidates, and this will substantially harm our business.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. Our agreement with Kyowa Hakko Kirin for the development and commercialization of RSV therapeutics for the treatment of RSV infection in Japan and other major markets in Asia may be terminated by Kyowa Hakko Kirin without cause upon 180-days’ prior written notice to us, subject to certain conditions, and our agreement with MDCO relating to the development and commercialization of ALN-PCS worldwide may be terminated by MDCO at any time upon four months’ prior written notice. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop internal sales, distribution and marketing capabilities, which would require us to invest significant amounts of financial and management resources.

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

For example, in March 2011, Tekmira filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. Moreover, a collaborator, or in the event of a change in control of a collaborator or the assignment of a collaboration agreement to a third-party, the successor entity or assignee, could determine that it is in its interests to:

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

We have very limited manufacturing experience. Some of our product candidates utilize specialized formulations, such as liposomes or LNP-based formulations, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities have been limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practice, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of ALN-TTR02 for Phase III clinical trial use and early commercial supply. We may manufacture clinical trial materials ourselves or we may rely on others to manufacture the materials we will require for any clinical trials that we initiate. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on several contract manufacturers for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our development process, as well as additional expense to us. To fulfill our siRNA requirements, we may also need to secure alternative suppliers of synthetic siRNAs.

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

The manufacturing process for any products that we may develop is subject to FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with manufacturers who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our commercial collaborators, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have several programs in clinical development, including ALN-TTR02 in Phase II clinical trials and ALN-TTRsc, ALN-PCS and ALN-VSP in Phase I clinical development. However, we may not be able to further advance these or any other product candidate through clinical trials.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our ALN-TTR02 trial, due to the small population of patients suffering from ATTR and the availability of existing approved treatments, as well as other investigational treatments in development. Although our RNAi therapeutics have been generally safe and well tolerated in our clinical trials to date, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In addition, in our ALN-VSP and ALN-TTR01 Phase I clinical trials, we have reported an incidence of acute infusion reactions occurring in 15-20% of patients. These were graded as mild or moderate in severity and readily responded to slowing of the infusion rate; all patients completed dosing without further incident. The frequency of acute infusion reactions in our ALN-PCS and ALN-TTR02 Phase I clinical trials has been less than three percent. In our ALN-PCS clinical trial, we reported the occurrence of a mild, transient rash that was observed in sixteen subjects, including four who received placebo; the incidence of this finding was the same in both placebo and drug treatment arms. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or the occurrence of adverse events, can result in increased costs, longer development times or termination of a clinical trial.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

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

The manufacturer and manufacturing facilities we use to make any of our product candidates will also be subject to periodic review and inspection by the FDA and other regulatory agencies. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have recently developed cGMP capabilities and processes for the manufacture of ALN-TTR02 for Phase III clinical and early commercial use. We do not currently have the ability to manufacture material for a broader commercial scale. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. We will not have control over our third-party manufacturers’ compliance with applicable rules and regulations. Our product promotion and advertising is also subject to regulatory requirements and continuing regulatory review.

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

Other factors that we believe will materially affect market acceptance of our product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety and efficacy of our product candidates, as demonstrated in clinical trials;

•	the prevalence and severity of any adverse side effect associated with our product candidates;

•	limitations or warnings contained in FDA approved labeling;

•	relative convenience and ease of administration of our product candidates;

•	the willingness of patients to accept potentially new routes of administration;

•	the success of our physician education programs;

•	the availability of adequate government and third-party payor reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments; and

•	availability of alternative effective treatments for the diseases that product candidates we develop are intended to treat and the relative risks, benefits and costs of the treatments.

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

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Under the American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, the imposition of these automatic cuts was delayed until March 1, 2013. Certain of these automatic cuts have been implemented. The full impact on our business of these automatic cuts is uncertain.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing involves the use of hazardous materials, chemicals and various radioactive compounds. We maintain quantities of various flammable and toxic chemicals in our facilities in Cambridge that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our Cambridge facilities comply with the relevant guidelines of the City of Cambridge, the Commonwealth of Massachusetts and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials.

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, CRT, Isis, MIT, Whitehead, Max Planck Innovation, Tekmira and Arrowhead. We also intend to enter into additional licenses to third-party intellectual property in the future.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. The original complaint was not served on any of the parties and, in July 2011, Utah filed an amended complaint containing substantially the same claims as the original complaint against us, Max Planck, Whitehead, MIT and UMass. The amended complaint alleges the defendants have incorrectly determined inventorship of some of our in-licensed patents and further claims unjust enrichment, unfair competition, false advertising and seeks correction of inventorship, injunctive relief and unspecified damages. In October 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss and UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. In December 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass have filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and have filed a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. Oral arguments in the appeal were heard in early March 2013 in the United States Court of Appeals for the Federal Circuit and the parties are awaiting a decision from that Court. We intend to vigorously defend ourselves in this matter, however, litigation is subject to inherent uncertainty and a court could ultimately rule against us.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for ATTR, hemophilia and RBD, AIP, hypercholesterolemia, beta-thalassemia and iron-overload disorders, RSV, liver cancers and HD, and have a number of additional discovery programs targeting other diseases. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop.

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

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of Roche, and Takeda have obtained non-exclusive licenses, and Novartis has obtained specific exclusive licenses for 31 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs, in order to suppress the activity of specific genes. Isis is currently marketing an antisense drug and has several antisense product candidates in clinical trials, including one for the treatment of ATTR. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

ITEM 5. OTHER INFORMATION.

Genzyme Agreement

On February 19, 2013, we and Genzyme entered into an amendment to our license and collaboration agreement to remove a provision providing that if development of a licensed product was terminated by us or Genzyme under certain limited circumstances, Genzyme would have the right to terminate the Genzyme agreement and we would be required to subsequently refund certain amounts paid by Genzyme to us under the agreement prior to such termination.

ITEM 6. EXHIBITS.

10.1	2013 Annual Incentive Program.

10.2†	License and Collaboration Agreement dated as of February 3, 2013 by and among The Medicines Company and the Registrant.

10.3	Letter Agreement dated as of February 6, 2013 by and between Cubist Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2013 (File No. 000-50743) for the year ended December 31, 2012 and incorporated herein by reference).

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: May 7, 2013	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2013	/s/ Michael P. Mason
Michael P. Mason Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)