Form 10-Q/A
period 2013-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2013-07-26
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

INDEX

EXPLANATORY NOTE

SIGNATURES

EXHIBIT INDEX

EX-10.2

EX-31.1

EX-31.2

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q of Alnylam Pharmaceuticals, Inc. for the period ended March 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on May 7, 2013 (the “Original Filing”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q solely to provide a revised copy of Exhibit 10.2 that was included with the Original Filing in response to SEC comments in connection with our confidential treatment request. This Amendment No. 1 does not change any other portion of the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: July 26, 2013	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2013	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.2†	License and Collaboration Agreement dated as of February 3, 2013 by and among The Medicines Company and the Registrant.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

4