Form 10-Q
period 2013-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2013-08-09
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 31, 2013, the registrant had 62,960,006 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$24,975	$51,405
Marketable securities	184,719	71,407
Billed and unbilled collaboration receivables	460	104
Prepaid expenses and other current assets	4,205	2,641

Total current assets	214,359	125,557
Marketable securities	169,818	103,416
Investment in equity securities of Regulus Therapeutics Inc.	60,336	38,748
Property and equipment, net	18,045	19,799

Total assets	$462,558	$287,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,534	$4,420
Accrued expenses	8,488	11,558
Accrued intraperiod tax allocation	5,232	—
Deferred rent	1,252	950
Deferred revenue	33,560	31,417

Total current liabilities	53,066	48,345
Deferred rent, net of current portion	3,681	4,248
Deferred revenue, net of current portion	97,636	100,874

Total liabilities	154,383	153,467

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 62,457,513 shares issued and outstanding at June 30, 2013; 52,489,936 shares issued and outstanding at December 31, 2012	624	525
Additional paid-in capital	813,613	624,876
Accumulated other comprehensive income	28,130	15,662
Accumulated deficit	(534,192)	(507,010)

Total stockholders’ equity	308,175	134,053

Total liabilities and stockholders’ equity	$462,558	$287,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues from research collaborators	$8,687	$20,884	$27,329	$41,471

Operating expenses:
Research and development (1)	24,215	21,723	46,394	42,797
General and administrative (1)	5,784	11,228	12,051	21,634

Total operating expenses	29,999	32,951	58,445	64,431

Loss from operations	(21,312)	(12,067)	(31,116)	(22,960)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	—	(1,139)	—	(2,028)
Interest income	270	271	494	494
Other (expense) income	(11)	(21)	(6)	170

Total other income (expense)	259	(889)	488	(1,364)

Loss before income taxes	(21,053)	(12,956)	(30,628)	(24,324)
Benefit from income taxes	2,884	—	3,446	—

Net loss	$(18,169)	$(12,956)	$(27,182)	$(24,324)

Net loss per common share - basic and diluted	$(0.29)	$(0.25)	$(0.45)	$(0.50)

Weighted average common shares used to compute basic and diluted net loss per common share	61,661	51,280	60,424	48,877

Comprehensive loss:
Net loss	$(18,169)	$(12,956)	$(27,182)	$(24,324)
Unrealized gain (loss) on marketable securities, net of tax	7,309	(25)	12,468	103

Comprehensive loss	$(10,860)	$(12,981)	$(14,714)	$(24,221)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$2,200	$1,998	$4,287	$4,086
General and administrative	1,177	1,098	2,165	2,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(27,182)	$(24,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,838	4,726
Non-cash stock-based compensation	6,452	6,252
Charge for 401(k) company stock match	247	212
Equity in loss of joint venture (Regulus Therapeutics Inc.)	—	2,028
Realized gain on sale of marketable securities	—	(179)
Benefit from intraperiod tax allocation on marketable securities	(3,446)	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	192	—
Billed and unbilled collaboration receivables	(356)	(2,917)
Prepaid expenses and other assets	(1,650)	(2,613)
Accounts payable	470	(281)
Accrued expenses and other	(3,043)	2,587
Deferred revenue	(1,095)	(37,400)

Net cash used in operating activities	(24,573)	(51,909)

Cash flows from investing activities:
Purchases of property and equipment	(2,178)	(1,933)
Increase in restricted cash	—	(162)
Purchases of marketable securities	(274,428)	(157,104)
Sales and maturities of marketable securities	92,557	101,207

Net cash used in investing activities	(184,049)	(57,992)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	8,620	1,475
Proceeds from issuance of common stock, net of offering costs	173,572	86,800
Payments for repurchase of common stock for employee tax withholding	—	(328)

Net cash provided by financing activities	182,192	87,947

Net decrease in cash and cash equivalents	(26,430)	(21,954)
Cash and cash equivalents, beginning of period	51,405	70,228

Cash and cash equivalents, end of period	$24,975	$48,274

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Six Months Ended June 30,
	2013	2012

Options to purchase common stock	8,567	8,578
Unvested restricted common stock	604	658

	9,171	9,236

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

The Company recognized an aggregate of $0.6 million and $0.7 million of stock-based compensation expense related to all outstanding restricted stock awards for the three months ended June 30, 2013 and 2012, respectively. The Company recognized an aggregate of $1.3 million and $1.2 million of stock-based compensation expense related to all outstanding restricted stock awards for the six months ended June 30, 2013 and 2012, respectively.

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

Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$22,749	$16,949	$5,800	$—
Marketable securities (fixed income)
Corporate notes	236,208	—	236,208	—
U.S. Government obligations	64,863	—	64,863	—
Commercial paper	53,466	—	53,466	—
Marketable securities (Regulus equity holdings)	60,336	—	60,336	—

Total	$437,622	$16,949	$420,673	$—

Description	At December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$50,213	$50,213	$—	$—
Marketable securities (fixed income)
Corporate notes	91,523	—	91,523	—
U.S. Government obligations	60,661	—	60,661	—
Commercial paper	22,639	—	22,639	—
Marketable securities (Regulus equity holdings)	38,748	—	38,748	—

Total	$263,784	$50,213	$213,571	$—

During the six months ended June 30, 2013, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Investments in Marketable Securities

The Company invests its excess cash balances in short-term and long-term marketable debt and equity securities. The Company classifies its investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in debt and equity securities as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income. The Company did not recognize any realized gains or losses from sales of its available-for-sale securities during the six months ended June 30, 2013, and as a result, did not reclassify any amount out of accumulated other comprehensive income for the same period. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, marks the investment to market through a charge to its condensed consolidated statements of comprehensive loss. The Company did not record any impairment charges related to its fixed income marketable securities during the current period. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. The Company’s cash equivalents are composed of money market funds and commercial paper.

In the fourth quarter of 2012, the Company began accounting for its investment in Regulus Therapeutics Inc. (“Regulus”) as an available-for-sale marketable security. Intraperiod tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations. The following tables summarize the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding the Company’s investment in Regulus available-for-sale marketable securities at June 30, 2013 and the activity for the three month and six months ended June 30, 2013, in thousands:

	Balance at March 31, 2013	Three Months Ended June 30, 2013	Balance at June 30, 2013
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	35,217	12,670	47,887

Investment in equity securities of Regulus Therapeutics Inc., as reported	$47,666	$12,670	$60,336

Accumulated other comprehensive income, before tax	$35,217	$12,670	$47,887
Intraperiod tax allocation recorded as a benefit from income taxes	(11,134)	(2,884)	(14,018)
Intraperiod tax allocation recorded as an accrued liability	(3,023)	(2,209)	(5,232)

Accumulated other comprehensive income, net of tax	$21,060	$7,577	$28,637

	Balance at March 31, 2013	Six Months Ended June 30, 2013	Balance at June 30, 2013
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	26,299	21,588	47,887

Investment in equity securities of Regulus Therapeutics Inc., as reported	$38,748	$21,588	$60,336

Accumulated other comprehensive income, before tax	$26,299	$21,588	$47,887
Intraperiod tax allocation recorded as a benefit from income taxes	(10,572)	(3,446)	(14,018)
Intraperiod tax allocation recorded as an accrued liability	—	(5,232)	(5,232)

Accumulated other comprehensive income, net of tax	$15,727	$12,910	$28,637

The Company obtains fair value measurement data for its fixed income marketable securities from independent pricing services. The Company performs validation procedures to ensure the reasonableness of this data. This includes meeting with the independent pricing services to understand the methods and data sources used. Additionally, the Company performs its own review of prices received from the independent pricing services by comparing these prices to other sources and confirming those securities are trading in active markets.

The following tables summarize the Company’s fixed income marketable securities at June 30, 2013 and December 31, 2012, in thousands:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$53,468	$2	$(4)	$53,466
Corporate notes (Due within 1 year)	123,234	11	(99)	123,146
Corporate notes (Due after 1 year through 2 years)	113,435	—	(373)	113,062
U.S. Government obligations (Due within 1 year)	8,107	1	(1)	8,107
U.S. Government obligations (Due after 1 year through 2 years)	56,801	1	(46)	56,756

Total	$355,045	$15	$(523)	$354,537

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$22,650	$1	$(12)	$22,639
Corporate notes (Due within 1 year)	41,249	23	(4)	41,268
Corporate notes (Due after 1 year through 2 years)	50,322	5	(72)	50,255
U.S. Government obligations (Due within 1 year)	7,500	—	—	7,500
U.S. Government obligations (Due after 1 year through 2 years)	53,168	2	(9)	53,161

Total	$174,889	$31	$(97)	$174,823

Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2013 through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognized or nonrecognized subsequent events.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments did not change the current requirements for reporting net income or other comprehensive income, but require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is now required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments were effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. Other than a change in presentation, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued new accounting guidance specific to income taxes. The new guidance requires an entity to present an unrecognized tax benefit and a net operating loss carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. The updated accounting guidance is effective for fiscal years beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

2. SIGNIFICANT AGREEMENTS

The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Takeda	$5,494	$5,494	$10,987	$10,987
Monsanto	1,410	—	2,820	—
The Medicines Company	1,256	—	2,090	—
Cubist	—	694	9,721	1,389
Roche/Arrowhead	—	13,994	—	27,988
Other	527	702	1,711	1,107

Total net revenues from research collaborators	$8,687	$20,884	$27,329	$41,471

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

Pursuant to the Takeda Agreement, the Company and Takeda are also collaborating on the research of RNAi therapeutics directed to one or two disease targets agreed to by the parties (the “Research Collaboration”), subject to the Company’s existing contractual obligations with third parties. Takeda also has the option, subject to certain conditions, to collaborate with the Company on the research and development of RNAi drug delivery technology for targets agreed to by the parties. In addition, the Company has a right of first negotiation to participate with Takeda in the development and commercialization of licensed products in the United States. The collaboration is governed by a joint technology transfer committee (the “JTTC”), a joint research collaboration committee (the “JRCC”) and a joint delivery collaboration committee (the “JDCC”), each of which is comprised of an equal number of representatives from each party.

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

The Company is recognizing the upfront payment of $100.0 million and the Technology Transfer Milestones of $50.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown, and therefore, cannot utilize a proportional performance model. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At June 30, 2013, deferred revenue under the Takeda Agreement was $41.8 million.

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

The Company received a payment of $29.2 million from Monsanto in August 2012, which was initially recorded as deferred revenue. Under the terms of the Monsanto Agreement, in the event that during the Exclusivity Period the Company ceases to own or otherwise exclusively control certain licensed patent rights in the agriculture field, for any reason other than Monsanto’s breach of the

Monsanto Agreement or its negligence or willful misconduct, resulting in the loss of exclusivity with respect to Monsanto’s rights to such patent rights, and such loss of exclusivity has a material adverse effect on the Licensed Products, then the Company would be required to pay Monsanto up to $5.0 million as liquidated damages, and Monsanto’s royalty obligations to the Company under the Monsanto Agreement would be reduced or, under certain circumstances, terminated. The Company has the right to cure any such loss of patent rights under the Monsanto Agreement. The Company has determined that this amount is not fixed and determinable and therefore, the Company has excluded this amount from its revenue model and is deferring the recognition of $5.0 million of revenue. The Company will continue to reassess when this amount can be considered fixed and determinable. If the achievement of a milestone is considered probable at the inception of the collaboration, the Company’s policy is to include the related payment in its revenue model. The Company concluded that the receipt of the technology transfer payment of $2.5 million is probable, and has therefore included this amount in the Company’s revenue model. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At June 30, 2013, deferred revenue under the Monsanto Agreement was $25.9 million.

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

In February 2013, Cubist notified the Company that it would not exercise its opt-in right for ALN-RSV01. In light of this determination, the Company and Cubist mutually agreed to terminate the license and collaboration agreement effective as of February 6, 2013 (the “Cubist Effective Date”). As of the Cubist Effective Date, the parties have no further rights and obligations under the Cubist Agreement, as amended, notwithstanding anything to the contrary in the Cubist Agreement, as amended.

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

The Company is currently unable to reasonably estimate its period of performance under the Genzyme Agreement, as it is unable to estimate the timeline of its deliverables related to the deliverable for any additional TTR-specific RNAi therapeutic compounds. The Company is deferring all revenue under the Genzyme Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Genzyme Agreement. At June 30, 2013, deferred revenue under the Genzyme Agreement was $22.5 million.

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

Under the MDCO Agreement, the parties will collaborate in the further development of ALN-PCS Licensed Products. The Company will retain responsibility for the development of ALN-PCS Licensed Products until Phase I Completion (as defined in the MDCO Agreement) at its cost, up to an agreed upon initial development cost cap. MDCO will assume all other responsibility for the development and commercialization of ALN-PCS Licensed Products, at its sole cost. Initially the collaboration will include the development of both ALN-PCS02 and ALN-PCSsc in parallel, provided that the parties intend to select one of ALN-PCS02 or ALN-PCSsc for ongoing development at a specified development stage, in accordance with the terms of the MDCO Agreement. The collaboration between MDCO and the Company will be governed by a joint steering committee that will be comprised of an equal number of representatives from each party. The Company will be solely responsible for obtaining supply of finished product reasonably required for the conduct of its obligations through Phase I Completion, and supplying MDCO with finished product reasonably required for the first Phase II clinical trial of an ALN-PCS Licensed Product conducted by MDCO, at the Company’s expense, provided such costs do not exceed the development costs cap, subject to certain exceptions. After such time, MDCO will have the sole right and responsibility to manufacture and supply ALN-PCS Licensed Product for development and commercialization under the MDCO development plan, subject to the terms of the MDCO Agreement. The Company also has obligations under the MDCO Agreement to transfer certain technology to MDCO.

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

The Company received the upfront payment of $25.0 million from MDCO in February 2013, which was initially recorded as deferred revenue. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At June 30, 2013, deferred revenue under the MDCO Agreement was $23.0 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under Part II, Item 1A - “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.

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

Our core product strategy, which we refer to as “Alnylam 5x15,” is focused on the development and commercialization of novel RNAi therapeutics for the treatment of genetically defined targets for diseases with high unmet medical need. Under our core product strategy, we expect to have five RNAi therapeutic programs in clinical development, including programs in advanced stages, on our own or with one or more collaborators, by the end of 2015. As part of this strategy, our goal is to develop product candidates with the following shared characteristics: a genetically defined target and disease; the potential to have a significant impact in high unmet need patient populations; the ability to leverage our existing RNAi delivery platform; the opportunity to monitor an early biomarker in Phase I clinical trials for human proof of concept; and the existence of clinically relevant endpoints for the filing of a new drug application, or NDA, with a focused patient database and possible accelerated paths for commercialization. We are currently advancing multiple core programs in clinical or pre-clinical development: ALN-TTR, comprised of ALN-TTR02 and ALN-TTRsc, for the treatment of transthyretin-mediated amyloidosis, or ATTR; ALN-AT3 for the treatment of hemophilia and rare bleeding disorders, or RBD; ALN-AS1 for the treatment of porphyria, including acute intermittent porphyria, or AIP; ALN-CC5 for the treatment of complement-mediated diseases; ALN-AAT for the treatment of alpha-1-antitrypsin, or AAT, deficiency-associated liver disease; and ALN-TMP for the treatment of beta-thalassemia and iron-overload disorders. We intend to focus on developing and commercializing certain programs on our own in North and South America, Europe and other parts of the world, including ALN-TTR02, ALN-TTRsc, ALN-AT3, ALN-AS1 and ALN-CC5. In February 2013, we entered into a global alliance with The Medicines Company, or MDCO, to advance our ALN-PCS program for the treatment of hypercholesterolemia. We may enter into alliances to advance certain other programs in the future.

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

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. In 2007, we and Isis established Regulus Therapeutics Inc., or Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. In October 2012, Regulus completed its initial public offering, and in July 2013, Regulus completed an additional underwritten public offering. Currently, we own approximately 15% of Regulus’ outstanding common stock. Through an internal effort we refer to as Alnylam Biotherapeutics, we are advancing the application of RNAi technology to improve the manufacturing processes for biologics, including recombinant proteins and monoclonal antibodies. We have formed, and may form additional, collaborations through this effort with third-party biopharmaceutical companies. In October 2011, we entered into a collaboration with GlaxoSmithKline, or GSK, for influenza vaccine production, with our VaxiRNA™ platform, an RNAi technology developed under our Alnylam Biotherapeutics initiative, for the enhanced production of viruses used in the manufacture of vaccine products.

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

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At June 30, 2013, we had an accumulated deficit of $534.2 million. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

We are advancing ALN-TTR02 as our lead product candidate in our ALN-TTR program. ALN-TTR02 uses the same siRNA as ALN-TTR01, and a second-generation LNP delivery technology. In July 2012, we reported positive clinical results from our ALN-TTR02 Phase I clinical trial, which was conducted in the United Kingdom as a randomized, single-blind, placebo-controlled, single-ascending dose study, which enrolled 17 healthy volunteer subjects. The primary objective of the study was to evaluate the safety and tolerability of a single dose of ALN-TTR02. Secondary objectives of this study included the characterization of pharmacokinetics of ALN-TTR02 and the assessment of clinical activity as measured by effects on serum TTR levels through at least day 56 following a single dose. ALN-TTR02 was found to be generally safe and well tolerated in this Phase I clinical trial, consistent with our broader clinical experience with LNP-formulated siRNAs.

In June 2013, we reported interim clinical results from our Phase II clinical trial of ALN-TTR02 performed in ATTR patients with familial amyloidotic polyneuropathy, or FAP. The data were presented at the 2013 Biennial Meeting of the Peripheral Nerve Society, or PNS. The Phase II clinical trial is an open-label, multi-center, multi-dose, dose-escalation trial to evaluate the safety and tolerability of two doses of ALN-TTR02 and to demonstrate clinical activity based on serial measurement of circulating serum levels of wild-type and mutant TTR. This clinical trial was designed to treat up to 30 ATTR patients with ALN-TTR02 administered at doses of 0.01 to 0.30 mg/kg, using either a once-every-four-week or once-every-three-week dosing regimen.

As reported at the PNS meeting, data from the first 19 patients enrolled and analyzed in this study showed that multiple doses of ALN-TTR02 resulted in rapid, dose-dependent and durable knockdown of serum TTR levels. As compared with the lowest dose group of 0.01 mg/kg, there was a statistically significant knockdown of serum TTR at doses of 0.15 mg/kg (p<0.01) and 0.30 mg/kg (p<0.001). At 0.30 mg/kg administered once every four weeks, mean TTR knockdown at nadir of 82.6% and 84.8% was observed following the first and second doses, respectively, and maximum TTR knockdown was up to 90.8%. At 0.30 mg/kg administered once every three weeks, mean TTR knockdown at nadir of 83.1% and 87.4% was observed following the first and second doses, respectively, and maximum TTR knockdown was up to 92.8%.

As reported at the PNS meeting, multiple doses of ALN-TTR02 were found to be generally safe and well tolerated. There were no significant adverse events or discontinuations associated with drug up through 0.30 mg/kg. There were no abnormalities in liver function tests, renal function or hematologic parameters. Adverse events included a mild infusion-related reaction that occurred in one patient who was able to complete dosing with slowing of the infusion rate. An episode of self-limiting cellulitis of the arm, a serious adverse event, occurred as a result of drug leakage at the infusion site in a patient with poor intravenous access.

We intend to initiate an open-label extension, or OLE, study of ALN-TTR02 for patients treated in the Phase II clinical trial. The ALN-TTR02 OLE study will include a number of clinical endpoint measurements, such as neuropathy impairment score, or NIS. Assuming positive results from the Phase II clinical trial, we expect to initiate a Phase III pivotal trial of ALN-TTR02 in ATTR patients with FAP. In May 2013, we reported that we have successfully completed certain long-term non-clinical studies supporting the start of the Phase III clinical trial and chronic dosing in humans.

The Committee for Orphan Medicinal Products of the European Medicines Agency has designated ALN-TTR02 as an orphan medicinal product for the treatment of FAP. In addition, the United States Food and Drug Administration, or FDA, has also provided Orphan Drug Designation to ALN-TTR02 as a therapeutic for the treatment of FAP.

In addition to ALN-TTR02, we are advancing ALN-TTRsc, which utilizes our GalNAc-siRNA conjugate delivery platform enabling subcutaneous dose administration. In July 2013, we reported top-line results from our ongoing Phase I clinical trial of ALN-TTRsc in the United Kingdom. The Phase I clinical trial is a randomized, double-blind, placebo-controlled, single- and multi-dose, dose-escalation trial, enrolling up to 40 healthy volunteer subjects. The primary objective of this study is to evaluate the safety and tolerability of single and multiple doses of subcutaneously administered ALN-TTRsc. Secondary objectives include assessment of clinical activity of the ALN-TTRsc as measured by serum TTR levels. We reported that ALN-TTRsc achieved robust and statistically significant (p<0.01) knockdown of serum TTR protein levels of greater than 80% in healthy volunteer subjects, in line with results for ALN-TTRsc previously reported in non-human primates. In addition, ALN-TTRsc was found to be generally safe and well tolerated. This clinical trial is ongoing and we expect to present results in September 2013.

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

Our second core product development program is ALN-AT3, an RNAi therapeutic targeting antithrombin, or AT, a genetically defined target, for the treatment of hemophilia and RBD. ALN-AT3 is a novel therapeutic approach aimed at re-balancing the coagulation cascade and normalizing hemostasis in severe hemophilia A, or HA, and hemophilia B, or HB, patients, including patients with inhibitors against their replacement factor. ALN-AT3 also has potential as a treatment for RBD patients and patients with other bleeding disorders. In July 2013, we presented pre-clinical data showing that ALN-AT3 can normalize thrombin generation and improve hemostasis in HA and HB mice and fully correct thrombin generation in a non-human primate hemophilia “inhibitor” model, demonstrating efficacy of ALN-AT3 in models of hemophilia. In addition, we presented results of pre-clinical tolerability studies that demonstrate a wide therapeutic index for ALN-AT3 in the hemophilia setting. ALN-AT3 utilizes our GalNAc-siRNA conjugate delivery platform, enabling subcutaneous dose administration with potential for a once-weekly or twice-monthly dosing regimen. We are completing a number of investigational new drug, or IND-enabling pre-clinical and CMC studies, resulting in a one quarter shift in our timeline. We now expect to file an IND for ALN-AT3 in 2013 and to initiate a Phase I clinical trial during 2014. We intend to directly commercialize ALN-AT3 in North and South America, Europe and other parts of the world, and we intend to seek a partner for this program in Japan and other Asian territories.

Our third core development program is ALN-AS1, an RNAi therapeutic targeting aminolevulinate synthase 1, or ALAS-1, for the treatment of porphyria, including AIP. AIP is an ultra-rare autosomal dominant disease caused by loss of function mutations in porphobilinogen deaminase, or PBGD, an enzyme in the heme biosynthesis pathway. ALN-AS1 is a GalNAc conjugate siRNA administered subcutaneously. Inhibition of ALAS-1 is known to reduce the accumulation of heme precursors that cause the clinical manifestations of AIP. ALN-AS1 has the potential to be a therapy for the treatment of acute porphyria attacks, as well as a prophylactic approach for the prevention of recurrent attacks. In May 2013, we presented data from pre-clinical models of the human disease showing that RNAi therapeutics targeting ALAS-1 can completely block the abnormal production of toxic intermediates of the heme biosynthesis pathway that cause the symptoms and disease pathology of AIP. We expect to select a final development candidate during 2013, with the goal of advancing ALN-AS1 into the clinic. We intend to directly commercialize ALN-AS1 in North and South America, Europe and other parts of the world, and we intend to seek a partner for this program in Japan and other Asian territories.

In addition, we are developing ALN-CC5, an RNAi therapeutic targeting complement component C5 for the treatment of complement-mediated diseases; ALN-TMP, an RNAi therapeutic targeting transmembrane protease, serine 6, or Tmprss6, for the treatment of beta-thalassemia and iron-overload disorders, and ALN-AAT, an RNAi therapeutic targeting the mutant Z-allele in AAT deficiency for the treatment of AAT deficiency-associated liver disease, amongst other programs.

We are also developing ALN-PCS for the treatment of hypercholesterolemia. ALN-PCS targets a gene called proprotein convertase subtilisin/kexin type 9, or PCSK9, which is involved in the regulation of LDL receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-c, also referred to as “bad” cholesterol.

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

We are also developing ALN-PCSsc, a GalNAc-siRNA conjugate targeting PCSK9 that enables subcutaneous dose administration. Specifically, in non-human primate studies performed in the absence of concomitant statin therapy, ALN-PCSsc showed greater than 80% knockdown of plasma PCSK9 with greater than 50% reductions in LDL-c.

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

In addition to ALN-RSV and ALN-VSP, we are also supporting the development of ALN-HTT, a novel drug-device product incorporating an RNAi therapeutic candidate targeting the huntingtin gene, delivered using an implantable infusion device, for the treatment of HD, in collaboration with Medtronic. ALN-HTT is currently in pre-clinical development.

In addition to our core development efforts and our additional partner-based programs, we are conducting research activities to discover novel RNAi therapeutic product candidates that we can develop ourselves or partner with third parties with a focus on genetically defined targets and diseases.

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

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At June 30, 2013, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

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

microRNA Therapeutics - Regulus

In September 2007, we and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Regulus leverages our and Isis’ technologies, know-how and intellectual property relating to microRNA therapeutics.

Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees have not been eligible to receive options to purchase Regulus common stock. In October 2012, Regulus completed an underwritten initial public offering, raising $50.9 million in gross proceeds, including proceeds from the exercise by the underwriters of their over-allotment option. In July 2013, Regulus completed an additional underwritten public offering, raising an additional $49.2 million in gross proceeds, including proceeds from the exercise of the over-allotment option. Currently, we own approximately 15% of Regulus’ outstanding common stock.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues	$8,687	$20,884	$27,329	$41,471
Operating expenses	29,999	32,951	58,445	64,431
Loss from operations	(21,312)	(12,067)	(31,116)	(22,960)
Net loss	$(18,169)	$(12,956)	$(27,182)	$(24,324)

Net Revenues from Research Collaborators

We generate revenues through research collaborations. The following tables summarize our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Takeda	$5,494	$5,494	$10,987	$10,987
Monsanto	1,410	—	2,820	—
The Medicines Company	1,256	—	2,090	—
Cubist	—	694	9,721	1,389
Roche/Arrowhead	—	13,994	—	27,988
Other	527	702	1,711	1,107

Total net revenues from research collaborators	$8,687	$20,884	$27,329	$41,471

Net revenues from research collaborators decreased during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 due primarily to the completion of our remaining performance obligations under the Roche/Arrowhead alliance in August 2012. For the six month periods, this decrease was partially offset by recognition of the remaining deferred revenue under the Cubist agreement of $9.7 million due to the termination of the Cubist agreement in February 2013 and the end of our performance obligations thereunder. In addition, the decrease in each of the three- and six-month periods was partially offset by revenues recorded under our agreements with Monsanto and MDCO. For each of the three months ended September 30, 2013 and December 31, 2013, we expect net revenues from research collaborators to remain consistent with the amount recorded for the three months ended June 30, 2013.

We also had $131.2 million of deferred revenue at June 30, 2013, which consists of payments we have received from collaborators in prior periods, primarily Takeda, Kyowa Hakko Kirin, Monsanto, Genzyme and MDCO, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended June 30, 2013	% of Total Operating Expenses	Three Months Ended June 30, 2012	% of Total Operating Expenses	Increase (Decrease)
					$	%
Research and development	$24,215	81%	$21,723	66%	$2,492	11%
General and administrative	5,784	19%	11,228	34%	(5,444)	(48)%

Total operating expenses	$29,999	100%	$32,951	100%	$(2,952)	(9)%

	Six Months Ended June 30, 2013	% of Total Operating Expenses	Six Months Ended June 30, 2012	% of Total Operating Expenses	Increase (Decrease)
					$	%
Research and development	$46,394	79%	$42,797	66%	$3,597	8%
General and administrative	12,051	21%	21,634	34%	(9,583)	(44)%

Total operating expenses	$58,445	100%	$64,431	100%	$(5,986)	(9)%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended June 30, 2013	% of Expense Category	Three Months Ended June 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
Research and development
Compensation and related	$6,101	25%	$5,083	23%	$1,018	20%
Clinical trial and manufacturing	5,162	21%	3,525	16%	1,637	46%
External services	4,967	21%	3,682	17%	1,285	35%
Facilities-related	3,330	14%	3,299	15%	31	1%
Stock-based compensation	2,200	9%	1,998	9%	202	10%
Lab supplies and materials	1,566	6%	1,247	6%	319	26%
License fees	4	*	2,377	11%	(2,373)	(100)%
Restructuring	—	—	(183)	*	183	—
Other	885	4%	695	3%	190	27%

Total research and development expenses	$24,215	100%	$21,723	100%	$2,492	11%

*	Indicates less than 1%

Research and development expenses increased during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due primarily to higher clinical trial and manufacturing costs related to our ALN-TTR and ALN-AT3 programs. In addition, external services expenses increased due primarily to higher pre-clinical expenses for our ALN-TTR and ALN-AT3 programs which we advanced further in the clinic. Partially offsetting these increases were license fees due to certain entities related to our drug delivery-related and platform technologies that were expensed in 2012.

We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies. We expect that research and development expenses will increase moderately for the second half of 2013 due to increased investment in our pre-clinical pipeline using our GalNAc-siRNA conjugate delivery platform.

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

	Six Months Ended June 30, 2013	% of Expense Category	Six Months Ended June 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
Research and development
Compensation and related	$12,001	26%	$10,344	24%	$1,657	16%
Clinical trial and manufacturing	9,194	20%	6,441	15%	2,753	43%
External services	8,991	19%	6,289	15%	2,702	43%
Facilities-related	6,868	15%	6,497	15%	371	6%
Stock-based compensation	4,287	9%	4,086	10%	201	5%
Lab supplies and materials	2,871	6%	2,251	5%	620	28%
License fees	588	1%	2,618	6%	(2,030)	(78)%
Restructuring	—	—	2,832	7%	(2,832)	—
Other	1,594	4%	1,439	3%	155	11%

Total research and development expenses	$46,394	100%	$42,797	100%	$3,597	8%

Research and development expenses increased during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due primarily to higher clinical trial and manufacturing costs related to our ALN-TTR and ALN-AT3 programs. In addition, external services expenses increased due primarily to higher pre-clinical expenses for our ALN-TTR and ALN-AT3 programs which we advanced further in the clinic. Lab supplies and materials and compensation and related expenses also increased due primarily to the increase in workforce during the year. Partially offsetting these increases was a one-time charge related to our 2012 restructuring, including employee severance, benefits and other related costs, as well as license fees due to certain entities related to our drug delivery-related and platform technologies that were expensed in 2012.

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended June 30, 2013	% of Expense Category	Three Months Ended June 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$1,990	34%	$7,524	67%	$(5,534)	(74)%
Compensation and related	1,720	30%	1,642	15%	78	5%
Stock-based compensation	1,177	21%	1,098	10%	79	7%
Facilities-related	354	6%	382	3%	(28)	(7)%
Other	543	9%	582	5%	(39)	(7)%

Total general and administrative expenses	$5,784	100%	$11,228	100%	$(5,444)	(48)%

General and administrative expenses decreased significantly during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due primarily to a decrease in consulting and professional services related to business activities, primarily legal activities related to litigation with Tekmira that was resolved in November 2012. For the second half of 2013, we expect that general and administrative expenses will remain consistent.

	Six Months Ended June 30, 2013	% of Expense Category	Six Months Ended June 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$4,509	37%	$13,268	61%	$(8,759)	(66)%
Compensation and related	3,377	28%	3,274	15%	103	3%
Stock-based compensation	2,165	18%	2,166	10%	(1)	*
Restructuring	—	—	894	4%	(894)	—
Facilities-related	822	7%	795	4%	27	3%
Other	1,178	10%	1,237	6%	(59)	(5)%

Total general and administrative expenses	$12,051	100%	$21,634	100%	$(9,583)	(44)%

*	Indicates less than 1%

The decrease in general and administrative expenses during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was due primarily to a decrease in consulting and professional services expenses related to business activities, primarily legal activities related to litigation with Tekmira that was resolved in November 2012. Also included in the six months ended June 30, 2012 is a one-time charge related to our January 2012 strategic corporate restructuring, including employee severance, benefits and other related costs.

Other income (expense)

We incurred zero in equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and six months ended June 30, 2013, respectively, as compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2012, respectively, related to our share of the net losses incurred by Regulus. In October 2012, Regulus completed an initial public offering, resulting in our ownership percentage decreasing from approximately 44% to 17% of Regulus’ outstanding common stock. In July 2013, Regulus completed an additional underwritten public offering, further reducing our ownership percentage to approximately 15%. Based upon our ownership percentage of approximately 15%, as well as qualitative factors, we do not believe that we have the ability to exercise significant influence over the operating decisions and financial policies of Regulus and therefore have discontinued the equity method of accounting for Regulus. Accordingly, beginning in October 2012, we have accounted for our investment in Regulus as an available-for-sale marketable security.

Interest income was $0.3 million for the three months ended June 30, 2013 and 2012. Interest income was $0.5 million for the six months ended June 30, 2013 and 2012.

Our benefit from income taxes was $2.9 million and $3.4 million for the three and six months ended June 30, 2013, respectively, as compared to zero for the three and six months ended June 30, 2012. The increase was due to our recognition of corresponding income tax benefit associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2013	2012
Net loss	$(27,182)	$(24,324)
Adjustments to reconcile net loss to net cash used in operating activities	8,091	13,039
Changes in operating assets and liabilities	(5,482)	(40,624)

Net cash used in operating activities	(24,573)	(51,909)
Net cash used in investing activities	(184,049)	(57,992)
Net cash provided by financing activities	182,192	87,947

Net decrease in cash and cash equivalents	(26,430)	(21,954)
Cash and cash equivalents, beginning of period	51,405	70,228

Cash and cash equivalents, end of period	$24,975	$48,274

Since we commenced operations in 2002, we have generated significant losses. At June 30, 2013, we had an accumulated deficit of $534.2 million. At June 30, 2013, we had cash, cash equivalents and fixed income marketable securities of $379.5 million, compared to cash, cash equivalents and fixed income marketable securities of $226.2 million at December 31, 2012. Included in our December 31, 2012 cash, cash equivalents and fixed income marketable securities are the proceeds from our sale, in February 2012, of an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of this offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. Included in our June 30, 2013 cash, cash equivalents and fixed income marketable securities are the proceeds from our sale, in January 2013, of an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of approximately $173.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $11.6 million. We intend to use the proceeds from these offerings for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our ALN-TTR02, ALN-TTRsc, ALN-AT3 and ALN-AS1 programs, as well as for potential acquisitions of new businesses, technologies or products, working capital, capital expenditures, and general and administrative expenses.

We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at June 30, 2013.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the six months ended June 30, 2013, net cash used in operating activities of $24.6 million was due primarily to our net loss. For the six months ended June 30, 2012, net cash used in operating activities of $51.9 million was due primarily to our net loss and a decrease in deferred revenue of $37.4 million. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, depreciation and amortization.

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

Investing activities

For the six months ended June 30, 2013, net cash used in investing activities of $184.0 million was due primarily to $181.9 million of net purchases of fixed income marketable securities. For the six months ended June 30, 2012, net cash used in investing activities of $58.0 million resulted primarily from net purchases of fixed income marketable securities.

Financing activities

For the six months ended June 30, 2013, net cash provided by financing activities of $182.2 million was due primarily to proceeds of $173.6 million received from our January 2013 underwritten public offering, as well proceeds of $8.6 million from the issuance of common stock in connection with stock option exercises. For the six months ended June 30, 2012, net cash provided by financing activities of $87.9 million was due primarily to proceeds received from our February 2012 underwritten public offering, as well proceeds from the issuance of common stock in connection with stock option exercises.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our contractual obligations and commitments since December 31, 2012. However, in March 2013, sanofi-aventis U.S. Inc., or sanofi, notified us that it was exercising its right to terminate its sublease agreement with us as of December 31, 2013. As a result of this early termination, sanofi will be required to pay us a termination fee. We do not believe that the termination of the sanofi sublease is material to our business.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments did not change the current requirements for reporting net income or other comprehensive income, but require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is now required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required accordance with accounting principles generally accepted in the United States of America, or GAAP, to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments were effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013. Other than a change in presentation, the adoption of this guidance did not have a material impact to our condensed consolidated financial statements.

In July 2013, the FASB issued new accounting guidance specific to income taxes. The new guidance requires an entity to present an unrecognized tax benefit and a net operating loss carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. The updated accounting guidance is effective for fiscal years beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist of U.S. government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2013, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.7 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at June 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses since our inception. At June 30, 2013, we had an accumulated deficit of $534.2 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

At June 30, 2013, we had $379.5 million in cash, cash equivalents and fixed income marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

In September 2010, Novartis exercised its right under our collaboration and license agreement to select 31 designated gene targets, for which Novartis has exclusive rights to discover, develop and commercialize RNAi therapeutic products using our intellectual property and technology. Under the terms of the collaboration and license agreement, for any RNAi therapeutic products Novartis develops against these targets, we are entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on annual net sales of any such product, if any.

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

We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional such alliances in the future. Specifically, we intend to focus on developing and commercializing ALN-TTR02, ALN-TTRsc, ALN-AT3, ALN-AS1 and ALN-CC5 on our own in North and South America, Europe and other parts of the world, and have sought, or may seek, alliances for development and commercialization of these product candidates in Japan and other Asian territories. In February 2013, we entered into a global alliance with MDCO to advance our ALN-PCS program. We may enter into global alliances to advance certain other programs in the future. In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. In addition, we have agreements with MIT, Tekmira, UBC and AlCana, and Arrowhead, among others, pursuant to which we have access to certain existing delivery technologies and/or are developing additional delivery capabilities. Under certain of our other alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Kyowa Hakko Kirin for development and commercialization of any RNAi products for the treatment of RSV in Asia, (ii) Ascletis for development and commercialization of any RNAi products for the treatment of liver cancer in China and certain other territories, (iii) Genzyme for the development and commercialization of ALN-TTR in Japan and the Asia-Pacific region, and (iv) MDCO for the late stage development and commercialization of ALN-PCS worldwide. If Kyowa Hakko Kirin, Ascletis, Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

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

For certain product candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Takeda, Medtronic and MDCO. We may not, however, be able to enter into additional collaborations for certain other programs, including ALN-TMP, ALN-VSP or ALN-RSV, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of these product candidates, we may not have sufficient funds to develop that or any other product candidate internally, or to bring any product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate sales revenues from these product candidates, and this will substantially harm our business.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. For example, our agreement with Kyowa Hakko Kirin for the development and commercialization of RSV therapeutics for the treatment of RSV infection in Japan and other major markets in Asia may be terminated by Kyowa Hakko Kirin without cause upon 180-days’ prior written notice to us, subject to certain conditions, and our agreement with MDCO relating to the development and commercialization of ALN-PCS worldwide may be terminated by MDCO at any time upon four months’ prior written notice. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop internal sales, distribution and marketing capabilities, which would require us to invest significant amounts of financial and management resources.

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Tekmira filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, we recently initiated binding arbitration proceedings to resolve a disagreement with Tekmira regarding the achievement by Tekmira of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. Moreover, a collaborator, or in the event of a change in control of a collaborator or the assignment of a collaboration agreement to a third-party, the successor entity or assignee, could determine that it is in its interests to:

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

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third-parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we do not control them and therefore, we cannot be assured that these third-parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third-party to adhere to our protocols or regulatory requirements or if such third-parties otherwise fail to meet deadlines, our development plans may be delayed or terminated.

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

In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by manufacturers to properly formulate our siRNAs for delivery could result in unusable product. Furthermore, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. Given the limited number of suppliers for our delivery technology and other materials, we have developed cGMP capabilities and processes for the manufacture of ALN-TTR02 for Phase III clinical use and early commercial supply, and in the future, we may also develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates for human clinical use. In developing these manufacturing capabilities by building our own manufacturing facility, we have incurred substantial expenditures. Also, we will need to hire and train employees to staff our new facility.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for ALN-TTR02, due to the small population of patients suffering from ATTR and the availability of existing approved treatments, as well as other investigational treatments in development. Although our RNAi therapeutics have been generally safe and well tolerated in our clinical trials to date, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In addition, in our ALN-VSP and ALN-TTR01 Phase I clinical trials, we have reported an incidence of acute infusion reactions occurring in 15-20% of patients. These were graded as mild or moderate in severity and readily responded to slowing of the infusion rate; all patients completed dosing without further incident. The frequency of acute infusion reactions in our ALN-PCS and ALN-TTR02 Phase I clinical trials has been less than three percent. In our ALN-PCS clinical trial, we reported the occurrence of a mild, transient rash that was observed in sixteen subjects, including four who received placebo; the incidence of this finding was the same in both placebo and drug treatment arms. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or the occurrence of adverse events, can result in increased costs, longer development times or termination of a clinical trial.

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

The manufacturer and manufacturing facilities we use to make any of our product candidates will also be subject to periodic review and inspection by the FDA and other regulatory agencies. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have recently developed cGMP capabilities and processes for the manufacture of ALN-TTR02 for Phase III clinical and early commercial use. We may not have the ability to manufacture material for a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. We will not have control over our third-party manufacturers’ compliance with applicable rules and regulations. Our product promotion and advertising is also subject to regulatory requirements and continuing regulatory review.

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

If we fail to comply with our obligations under any licenses or related agreements, we may be required to pay damages and could lose license or other rights that are necessary for developing and protecting our RNAi technology and any related product candidates that we develop, or we could lose certain rights to grant sublicenses.

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, Tekmira has notified us that it believes it has achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We have notified Tekmira that we do not believe that the milestone has been achieved under the terms of the cross-license agreement. We recently initiated binding arbitration proceedings seeking a declaratory judgment that Tekmira has not yet met the conditions of the milestone and is not entitled to payment at this time. If it is determined through arbitration that Tekmira has met the requirements of the milestone, we will have to pay Tekmira the milestone.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. For instance, we are currently evaluating RNAi therapeutics for ATTR, hemophilia and RBD, AIP, complement-mediated disorders, beta-thalassemia and iron-overload disorders, AAT deficiency-associated liver disease, hypercholesterolemia, RSV, liver cancers and HD, and have a number of additional discovery programs targeting other diseases. Other available drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop.

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

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, by us or our officers and directors, or others, including the issuance of common stock upon exercise of outstanding options or restricted stock, could adversely affect the price of our common stock.

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

ITEM 5. OTHER INFORMATION.

On June 6, 2013, the Company’s stockholders approved the Company’s 2009 Stock Incentive Plan, as amended, to, among other things, increase the number of shares authorized for issuance thereunder from 2,200,000 to 5,900,000 shares.

ITEM 6.	EXHIBITS.

10.1	2009 Incentive Stock Plan, as amended.

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 9, 2013	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)