Form 10-Q
period 2013-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2013-11-07
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 31, 2013, the registrant had 63,430,076 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$11,840	$51,405
Marketable securities	181,939	71,407
Billed and unbilled collaboration receivables	609	104
Prepaid expenses and other current assets	4,776	2,641

Total current assets	199,164	125,557
Marketable securities	173,366	103,416
Investment in equity securities of Regulus Therapeutics Inc.	57,999	38,748
Property and equipment, net	16,974	19,799

Total assets	$447,503	$287,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,728	$4,420
Accrued expenses	15,386	11,558
Accrued intraperiod tax allocation	2,023	—
Deferred rent	1,200	950
Deferred revenue	33,558	31,417

Total current liabilities	54,895	48,345
Deferred rent, net of current portion	3,247	4,248
Deferred revenue, net of current portion	91,779	100,874

Total liabilities	149,921	153,467

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 63,236,216 shares issued and outstanding at September 30, 2013; 52,489,936 shares issued and outstanding at December 31, 2012	632	525
Additional paid-in capital	833,660	624,876
Accumulated other comprehensive income	27,168	15,662
Accumulated deficit	(563,878)	(507,010)

Total stockholders’ equity	297,582	134,053

Total liabilities and stockholders’ equity	$447,503	$287,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues from research collaborators	$8,991	$16,759	$36,320	$58,230

Operating expenses:
Research and development (1)	34,457	22,094	80,851	64,891
General and administrative (1)	6,768	12,812	18,819	34,446

Total operating expenses	41,225	34,906	99,670	99,337

Loss from operations	(32,234)	(18,147)	(63,350)	(41,107)

Other income (expense):
Equity in loss of joint venture (Regulus Therapeutics Inc.)	—	(1,613)	—	(3,641)
Interest income	290	261	784	755
Other (expense) income	(12)	(3)	(18)	167

Total other income (expense)	278	(1,355)	766	(2,719)

Loss before income taxes	(31,956)	(19,502)	(62,584)	(43,826)
Benefit from income taxes	2,270	—	5,716	—

Net loss	$(29,686)	$(19,502)	$(56,868)	$(43,826)

Net loss per common share - basic and diluted	$(0.48)	$(0.38)	$(0.93)	$(0.88)

Weighted average common shares used to compute basic and diluted net loss per common share	62,416	51,542	61,103	49,772

Comprehensive loss:
Net loss	$(29,686)	$(19,502)	$(56,868)	$(43,826)
Unrealized (loss) gain on marketable securities, net of tax	(962)	170	11,506	273

Comprehensive loss	$(30,648)	$(19,332)	$(45,362)	$(43,553)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$6,805	$2,271	$11,092	$6,357
General and administrative	2,040	1,115	4,205	3,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(56,868)	$(43,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,602	7,011
Non-cash stock-based compensation	15,297	9,638
Charge for 401(k) company stock match	351	310
Equity in loss of joint venture (Regulus Therapeutics Inc.)	—	3,641
Realized gain on sale of marketable securities	—	(179)
Benefit from intraperiod tax allocation on marketable securities	(5,716)	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	192	1,214
Billed and unbilled collaboration receivables	(505)	(450)
Prepaid expenses and other assets	(2,222)	(1,359)
Accounts payable	(1,336)	(707)
Accrued expenses and other	3,871	2,678
Deferred revenue	(6,954)	(24,668)

Net cash used in operating activities	(46,288)	(46,697)

Cash flows from investing activities:
Purchases of property and equipment	(3,128)	(7,662)
Increase in restricted cash	—	(162)
Purchases of marketable securities	(335,197)	(195,672)
Sales and maturities of marketable securities	151,772	163,357

Net cash used in investing activities	(186,553)	(40,139)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	19,819	5,974
Proceeds from issuance of common stock, net of offering costs	173,572	86,800
Payments for repurchase of common stock for employee tax withholding	(115)	(328)

Net cash provided by financing activities	193,276	92,446

Net (decrease) increase in cash and cash equivalents	(39,565)	5,610
Cash and cash equivalents, beginning of period	51,405	70,228

Cash and cash equivalents, end of period	$11,840	$75,838

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

The accompanying condensed consolidated financial statements reflect the operations of the Company and Alnylam U.S., Inc., Alnylam Europe AG, Alnylam (Bermuda) Ltd. and Alnylam Securities Corporation, which are wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	Three and Nine Months Ended September 30,
	2013	2012
Options to purchase common stock	8,021	8,156
Unvested restricted common stock	593	638

	8,614	8,794

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

The Company recognized an aggregate of $1.3 million and $0.7 million of stock-based compensation expense related to all outstanding restricted stock awards for the three months ended September 30, 2013 and 2012, respectively. The Company recognized an aggregate of $2.6 million and $1.9 million of stock-based compensation expense related to all outstanding restricted stock awards for the nine months ended September 30, 2013 and 2012, respectively.

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

Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10,515	$10,515	$—	$—
Marketable securities (fixed income)
Corporate notes	266,418	—	266,418	—
U.S. Government obligations	69,901	—	69,901	—
Commercial paper	18,986	—	18,986	—
Marketable securities (Regulus equity holdings)	57,999	—	57,999	—

Total	$423,819	$10,515	$413,304	$—

Description	At December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$50,213	$50,213	$—	$—
Marketable securities (fixed income)
Corporate notes	91,523	—	91,523	—
U.S. Government obligations	60,661	—	60,661	—
Commercial paper	22,639	—	22,639	—
Marketable securities (Regulus equity holdings)	38,748	—	38,748	—

Total	$263,784	$50,213	$213,571	$—

During the nine months ended September 30, 2013, there were no transfers between Level 1, Level 2 and Level 3 financial assets. The carrying amounts reflected in the Company’s condensed consolidated balance sheets for cash, collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Investments in Marketable Securities

The Company invests its excess cash balances in short-term and long-term marketable debt and equity securities. The Company classifies its investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time it purchased the securities. At each balance sheet date presented, the Company classified all of its investments in debt and equity securities as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date and includes any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income. The Company did not recognize any realized gains or losses from sales of its available-for-sale securities during the nine months ended September 30, 2013, and as a result, did not reclassify any amount out of accumulated other comprehensive income for the same period. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, marks the investment to market through a charge to its condensed consolidated statements of comprehensive loss. The Company did not record any impairment charges related to its fixed income marketable securities during the current period. The Company’s marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. At September 30, 2013, the Company’s cash equivalents are composed of money market funds.

In the fourth quarter of 2012, the Company began accounting for its investment in Regulus Therapeutics Inc. (“Regulus”) as an available-for-sale marketable security. Intraperiod tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations. The following tables summarize the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding the Company’s investment in Regulus available-for-sale marketable securities at September 30, 2013 and the activity for the three and nine months ended September 30, 2013, in thousands:

Description	At June 30, 2013	Three Months Ended September 30, 2013	Balance at September 30, 2013
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income (loss), before tax	47,887	(2,337)	45,550

Investment in equity securities of Regulus Therapeutics Inc., as reported	$60,336	$(2,337)	$57,999

Accumulated other comprehensive income (loss), before tax	$47,887	$(2,337)	$45,550
Intraperiod tax allocation recorded as a benefit from income taxes	(14,018)	(2,270)	(16,288)
Intraperiod tax allocation recorded as an accrued liability	(5,232)	3,209	(2,023)

Accumulated other comprehensive income, net of tax	$28,637	$(1,398)	$27,239

Description	At December 31, 2012	Nine Months Ended September 30, 2013	Balance at September 30, 2013
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	26,299	19,251	45,550

Investment in equity securities of Regulus Therapeutics Inc., as reported	$38,748	$19,251	$57,999

Accumulated other comprehensive income, before tax	$26,299	$19,251	$45,550
Intraperiod tax allocation recorded as a benefit from income taxes	(10,572)	(5,716)	(16,288)
Intraperiod tax allocation recorded as an accrued liability	—	(2,023)	(2,023)

Accumulated other comprehensive income, net of tax	$15,727	$11,512	$27,239

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

The following tables summarize the Company’s fixed income marketable securities at September 30, 2013 and December 31, 2012, in thousands:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$18,987	$3	$(4)	$18,986
Corporate notes (Due within 1 year)	148,864	46	(42)	148,868
Corporate notes (Due after 1 year through 2 years)	117,644	20	(114)	117,550
U.S. Government obligations (Due within 1 year)	14,079	7	—	14,086
U.S. Government obligations (Due after 1 year through 2 years)	55,802	17	(4)	55,815

Total	$355,376	$93	$(164)	$355,305

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$22,650	$1	$(12)	$22,639
Corporate notes (Due within 1 year)	41,249	23	(4)	41,268
Corporate notes (Due after 1 year through 2 years)	50,322	5	(72)	50,255
U.S. Government obligations (Due within 1 year)	7,500	—	—	7,500
U.S. Government obligations (Due after 1 year through 2 years)	53,168	2	(9)	53,161

Total	$174,889	$31	$(97)	$174,823

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2013 through the date these condensed consolidated financial statements were issued. During this period, the Company did not have any material recognized or nonrecognized subsequent events.

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

2. SIGNIFICANT AGREEMENTS

The following table summarizes the Company’s total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Takeda	$5,494	$5,494	$16,481	$16,481
Monsanto	1,410	519	4,230	519
The Medicines Company	1,253	—	3,343	—
Cubist	—	694	9,721	2,084
Roche/Arrowhead	—	9,330	—	37,318
Other	834	722	2,545	1,828

Total net revenues from research collaborators	$8,991	$16,759	$36,320	$58,230

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

The Company is recognizing the upfront payment of $100.0 million and the Technology Transfer Milestones of $50.0 million, the receipt of which the Company believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because the Company is unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the Research Collaboration is largely unknown, and therefore, cannot utilize a proportional performance model. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At September 30, 2013, deferred revenue under the Takeda Agreement was $36.3 million.

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

In consideration for the rights granted to Monsanto under the Monsanto Agreement, Monsanto paid the Company $29.2 million in upfront cash payments. Monsanto is also required to make near-term milestone payments to the Company upon the achievement of specified technology transfer and patent-related milestones. The Company is also entitled to receive additional funding for collaborative research efforts. In the aggregate, the Company can earn up to $5.0 million in potential future milestone payments and research funding under the Monsanto Agreement. In addition, Monsanto is required to pay to the Company a percentage of specified fees from certain sublicense agreements Monsanto may enter into that include access to the Company’s intellectual property, as well as low single-digit royalty payments on worldwide, net sales by Monsanto, its affiliates and sublicensees of certain Licensed Products (as defined in the Monsanto Agreement), if any. In December 2012, the Company received a milestone payment of $1.5 million of the $5.0 million in potential milestone payments under the Monsanto Agreement based upon the achievement of a specified patent-related event. In August 2013, the Company received an additional milestone payment of $2.5 million based upon the completion of technology transfer activities. The Company could potentially earn the next and final milestone payment of $1.0 million under the Monsanto Agreement in connection with the Monsanto Discovery Collaboration. For purposes of potential future revenue recognition, the Company does not believe this final milestone is substantive. Due to the uncertainty of the application of RNAi technology in the field of agriculture, the Company may not receive the final milestone payment or any royalty payments from Monsanto.

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

The Company received a payment of $29.2 million from Monsanto in August 2012, which was initially recorded as deferred revenue. Under the terms of the Monsanto Agreement, in the event that during the Exclusivity Period the Company ceases to own or otherwise exclusively control certain licensed patent rights in the agriculture field, for any reason other than Monsanto’s breach of the Monsanto Agreement or its negligence or willful misconduct, resulting in the loss of exclusivity with respect to Monsanto’s rights to such patent rights, and such loss of exclusivity has a material adverse effect on the Licensed Products, then the Company would be required to pay Monsanto up to $5.0 million as liquidated damages, and Monsanto’s royalty obligations to the Company under the Monsanto Agreement would be reduced or, under certain circumstances, terminated. The Company has the right to cure any such loss of patent rights under the Monsanto Agreement. The Company has determined that this amount is not fixed and determinable and therefore, the Company has excluded this amount from its revenue model and is deferring the recognition of $5.0 million of revenue. The Company will continue to reassess when this amount can be considered fixed and determinable. If the achievement of a milestone is considered probable at the inception of the collaboration, the Company’s policy is to include the related payment in its revenue model. The Company concluded that the receipt of the technology transfer payment of $2.5 million was probable, and has therefore included this amount in the Company’s revenue model. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At September 30, 2013, deferred revenue under the Monsanto Agreement was $27.0 million.

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

Genzyme Alliance

In October 2012, the Company and Genzyme entered into a license and collaboration agreement (the “Genzyme Agreement”) pursuant to which the Company granted to Genzyme an exclusive license in Japan and the Asia-Pacific region (“the Genzyme Territory”) to develop and commercialize RNAi therapeutics targeting transthyretin (“TTR”) for the treatment of transthyretin-mediated amyloidosis (“ATTR”) and other human diseases. The Genzyme Agreement covers patisiran (the recommended International Nonproprietary Name (“INN”) for ALN-TTR02) and ALN-TTRsc, and may in the future cover additional TTR-specific RNAi therapeutic compounds that comprise the Company’s TTR program (together, “ALN-TTR Licensed Products”), subject, in the case of Improvement Products (as defined in the Genzyme Agreement), to specified additional terms and conditions. Under the Genzyme Agreement, the Company retains all development and commercialization rights worldwide outside of the Genzyme Territory.

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

The Genzyme Agreement originally provided that if development of an ALN-TTR Licensed Product was terminated by the Company or Genzyme under certain limited circumstances, Genzyme would have the right to terminate the Genzyme Agreement and the Company would be required to refund certain amounts paid by Genzyme to the Company under the Genzyme Agreement prior to such termination. In February 2013, the Company and Genzyme amended the Genzyme Agreement to remove this provision.

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

The Company is currently unable to reasonably estimate its period of performance under the Genzyme Agreement, as it is unable to estimate the timeline of its deliverables related to the deliverable for any additional TTR-specific RNAi therapeutic compounds. The Company is deferring all revenue under the Genzyme Agreement until it is able to reasonably estimate its period of performance. The Company will continue to reassess whether it can reasonably estimate the period of performance to fulfill its obligations under the Genzyme Agreement. At September 30, 2013, deferred revenue under the Genzyme Agreement was $22.5 million.

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

Under the MDCO Agreement, the parties will collaborate in the further development of ALN-PCS Licensed Products. The Company will retain responsibility for the development of ALN-PCS Licensed Products until Phase I Completion (as defined in the MDCO Agreement) at its cost, up to an agreed upon initial development cost cap. MDCO will assume all other responsibility for the development and commercialization of ALN-PCS Licensed Products, at its sole cost. Initially the collaboration included the development of both ALN-PCS02 and ALN-PCSsc in parallel. In October 2013, the parties announced the selection of ALN-PCSsc for ongoing development, in accordance with the terms of the MDCO Agreement. The collaboration between MDCO and the Company will be governed by a joint steering committee that will be comprised of an equal number of representatives from each party. The Company will be solely responsible for obtaining supply of finished product reasonably required for the conduct of its obligations through Phase I Completion, and supplying MDCO with finished product reasonably required for the first Phase II clinical trial of an ALN-PCS Licensed Product conducted by MDCO, at the Company’s expense, provided such costs do not exceed the development costs cap, subject to certain exceptions. After such time, MDCO will have the sole right and responsibility to manufacture and supply ALN-PCS Licensed Product for development and commercialization under the MDCO development plan, subject to the terms of the MDCO Agreement. The Company also has obligations under the MDCO Agreement to transfer certain technology to MDCO.

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

The Company received the upfront payment of $25.0 million from MDCO in February 2013, which was initially recorded as deferred revenue. As future milestones are achieved, if any, the Company will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At September 30, 2013, deferred revenue under the MDCO Agreement was $21.8 million.

3. COMMITMENTS AND CONTINGENCIES

Litigation

University of Utah Litigation

On March 22, 2011, The University of Utah (“Utah”) filed a civil complaint in the United States District Court for the District of Massachusetts against the Company, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation GmbH (together, “Max Planck”), the Whitehead Institute for Biomedical Research (“Whitehead”), the Massachusetts Institute of Technology (“MIT”) and the University of Massachusetts (“UMass”), claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah did not serve the original complaint on the Company or the other defendants. On July 6, 2011, Utah filed an amended complaint alleging substantially the same claims against the Company, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on the Company on July 14, 2011. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, the Company, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which the Company, Max Planck, Whitehead and MIT have joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. The Company, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. Oral arguments in the appeal were heard in early March 2013 in the United States Court of Appeals for the Federal Circuit (the “CAFC”). In August 2013, the CAFC affirmed the lower Court’s ruling, in a split decision. The Company believes the majority made an error in law when affirming the lower Court’s decision, and in September 2013, the Company filed a petition with the CAFC for rehearing or rehearing en banc. In October 2013, the CAFC invited Utah to file an answer to the petition. The Company is awaiting a decision on the petition.

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

Our core product strategy, which we refer to as “Alnylam 5x15,” is focused on the development and commercialization of novel RNAi therapeutics for the treatment of genetically defined targets for diseases with high unmet medical need. Under our core product strategy, we expect to have five RNAi therapeutic programs in clinical development, including programs in advanced stages, on our own or with one or more collaborators, by the end of 2015. As part of this strategy, our goal is to develop product candidates with the following shared characteristics: a genetically defined target and disease; the potential to have a significant impact in high unmet need patient populations; the ability to leverage our existing RNAi delivery platform; the opportunity to monitor an early biomarker in Phase I clinical trials for human proof of concept; and the existence of clinically relevant endpoints for the filing of a new drug application, or NDA, with a focused patient database and possible accelerated paths for commercialization. We are currently advancing multiple core programs in clinical or pre-clinical development: ALN-TTR, comprised of patisiran (the recommended International Nonproprietary Name, or INN, for ALN-TTR02) and ALN-TTRsc, for the treatment of transthyretin-mediated amyloidosis, or ATTR; ALN-AT3 for the treatment of hemophilia and rare bleeding disorders, or RBD; ALN-AS1 for the treatment of porphyria, including acute intermittent porphyria, or AIP; ALN-CC5 for the treatment of complement-mediated diseases; ALN-TMP for the treatment of beta-thalassemia and iron-overload disorders; and ALN-AAT for the treatment of alpha-1-antitrypsin, or AAT, deficiency-associated liver disease. We intend to focus on developing and commercializing certain programs on our own in North and South America, Europe and other parts of the world. In February 2013, we entered into a global alliance with The Medicines Company, or MDCO, to advance our ALN-PCS program for the treatment of hypercholesterolemia. We may enter into alliances to advance certain other programs in the future.

While focusing our efforts on our core product strategy, we also intend to continue to advance additional development programs through existing or future alliances. We have two partner-based clinical-stage programs, ALN-RSV01 for the treatment of respiratory syncytial virus, or RSV, infection, and ALN-VSP for the treatment of liver cancers, as well as one candidate in pre-clinical development, ALN-HTT, for the treatment of Huntington’s disease, or HD.

We also continue to work internally and with third-party collaborators with the goal of developing new, or optimizing existing, technologies to deliver our RNAi therapeutics both directly to specific sites of disease, and systemically by intravenous or subcutaneous administration. We have numerous RNAi therapeutic delivery collaborations and intend to continue to collaborate with academic and corporate third parties, as well as government entities, to evaluate and optimize different delivery options.

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

In addition, our expertise in RNAi therapeutics and broad intellectual property estate have allowed us to form alliances with leading pharmaceutical and life sciences companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Inc., or Medtronic, Novartis Pharma AG, or Novartis, Biogen Idec Inc., or Biogen Idec, F. Hoffmann-La Roche Ltd, or Roche (which assigned its rights and obligations to Arrowhead Research Corporation, or Arrowhead, during 2011), Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, Cubist Pharmaceuticals, Inc., or Cubist, Ascletis Pharmaceuticals (Hangzhou) Co., Ltd., or Ascletis, Monsanto Company, or Monsanto, Genzyme Corporation, or Genzyme, and MDCO. We have previously entered, and in the future, we may enter, into contracts with government agencies. We also have established collaborations with and, in some instances, received funding from major medical and disease associations, including CHDI Foundation, Inc. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRx™ program, and to research companies that commercialize RNAi reagents or services under our research product licenses.

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

In November 2012, we, Tekmira Pharmaceuticals Corporation, or TPC, Protiva Biotherapeutics, Inc., or Protiva, a wholly-owned subsidiary of TPC, and together with TPC, referred to as Tekmira, and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.), or Acuitas, entered into a settlement agreement and general release resolving all ongoing litigation between the parties, as well as a patent interference proceeding between us and Protiva. The terms of the settlement agreement include mutual releases and dismissal with prejudice of all claims and counterclaims in connection with all of the litigation pending between the parties. Contemporaneously with the execution of the settlement agreement, we and Tekmira restructured our contractual relationship and entered into a cross-license agreement that supersedes the prior license and manufacturing agreements among us, TPC and Protiva. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses for the year ended December 31, 2012.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At September 30, 2013, we had an accumulated deficit of $563.9 million. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development and optimization of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

In December 2012, we filed an automatically effective shelf registration statement with the SEC for an indeterminate number of shares. In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of the offering, we received aggregate net proceeds of approximately $173.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $11.6 million. We intend to use these proceeds for general corporate purposes, ultimately focused on advancing our clinical pipeline, and in particular our patisiran, ALN-TTRsc, ALN-AT3 and ALN-AS1 programs, as well as for potential acquisitions of new businesses, technologies or products, working capital, capital expenditures and general and administrative expenses.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. Under our core product strategy, we expect to have five RNAi therapeutic programs in clinical development by the end of 2015, including programs in advanced stages, on our own or with one or more collaborators. While focusing our efforts on our core product strategy, we also intend to continue to advance additional partner-based development programs through existing or future alliances. In addition, we continue to work internally and with third-party collaborators to develop and optimize technologies to deliver our RNAi therapeutics both directly to specific sites of disease, and systemically by intravenous or subcutaneous administration.

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

We are advancing patisiran (the recommended INN for ALN-TTR02) as our lead product candidate in our ALN-TTR program. Patisiran uses the same siRNA as ALN-TTR01, and a second-generation LNP delivery technology. In July 2012, we reported positive clinical results from our patisiran Phase I clinical trial, which was conducted in the United Kingdom as a randomized, single-blind, placebo-controlled, single-ascending dose study, which enrolled 17 healthy volunteer subjects. The primary objective of the study was to evaluate the safety and tolerability of a single dose of patisiran. Secondary objectives of this study included the characterization of pharmacokinetics of patisiran and the assessment of clinical activity as measured by effects on serum TTR levels through at least day 56 following a single dose. Patisiran was found to be generally safe and well tolerated in this Phase I clinical trial, consistent with our broader clinical experience with LNP-formulated siRNAs.

In June 2013, we reported interim clinical results from our Phase II clinical trial of patisiran performed in ATTR patients with familial amyloidotic polyneuropathy, or FAP. The data were presented at the 2013 Biennial Meeting of the Peripheral Nerve Society, or PNS. In September 2013, we reported that we have completed enrollment in this study. The Phase II clinical trial is an open-label, multi-center, multi-dose, dose-escalation trial to evaluate the safety and tolerability of two doses of patisiran and to demonstrate clinical activity based on serial measurement of circulating serum levels of wild-type and mutant TTR. This clinical trial enrolled 29 ATTR FAP patients with patisiran administered at doses of 0.01 to 0.30 mg/kg, using either a once-every-four-week or once-every-three-week dosing regimen.

As reported at the PNS meeting, interim data from the first 19 patients enrolled and analyzed in this study showed that multiple doses of patisiran resulted in rapid, dose-dependent and durable knockdown of serum TTR levels. As compared with the lowest dose group of 0.01 mg/kg, there was a statistically significant knockdown of serum TTR at doses of 0.15 mg/kg (p<0.01) and 0.30 mg/kg (p<0.001). At 0.30 mg/kg administered once every four weeks, mean TTR knockdown at nadir of 82.6% and 84.8% was observed following the first and second doses, respectively, and maximum TTR knockdown was up to 90.8%. At 0.30 mg/kg administered once every three weeks, mean TTR knockdown at nadir of 83.1% and 87.4% was observed following the first and second doses, respectively, and maximum TTR knockdown was up to 92.8%.

As reported at the PNS meeting, multiple doses of patisiran were found to be generally safe and well tolerated. There were no significant adverse events or discontinuations associated with drug up through 0.30 mg/kg. There were no abnormalities in liver function tests, renal function or hematologic parameters. Adverse events included a mild infusion-related reaction that occurred in one patient who was able to complete dosing with slowing of the infusion rate. An episode of self-limiting cellulitis of the arm, a serious adverse event, occurred as a result of drug leakage at the infusion site in a patient with poor intravenous access.

In September 2013, we also announced that we have opened enrollment in an open-label extension, or OLE, study of patisiran for patients treated in the Phase II clinical trial. Patients will receive patisiran at a dose of 0.3 mg/kg every three weeks for up to two years. The primary objective of this clinical trial is to evaluate the long-term safety and tolerability of patisiran administration. In addition, the study will measure a number of clinical endpoints at baseline and every six months thereafter. This includes measurement of a modified composite neuropathy impairment score, or NIS, termed “mNIS+7,” which is an evaluation of muscle weakness, sensory and autonomic function and nerve conductance across a 304-point scale, where neuropathy progression leads to an increased score over time. A number of additional clinical endpoints will also be assessed. We expect to report initial data from the OLE study in 2014, with periodic updates thereafter approximately once a year. We expect to initiate a Phase III pivotal trial of patisiran in ATTR patients with FAP by the end of 2013.

The Committee for Orphan Medicinal Products of the European Medicines Agency has designated patisiran as an orphan medicinal product for the treatment of FAP. In addition, the United States Food and Drug Administration, or FDA, has also provided Orphan Drug Designation to patisiran as a therapeutic for the treatment of FAP.

In addition to patisiran (ALN-TTR02), we are advancing ALN-TTRsc, which utilizes our GalNAc-siRNA conjugate delivery platform enabling subcutaneous dose administration. In September 2013, we reported interim results from our ongoing Phase I clinical trial of ALN-TTRsc being conducted in the United Kingdom. The Phase I clinical trial is a randomized, double-blind, placebo-controlled, single- and multi-dose, dose-escalation trial, enrolling up to 40 healthy volunteer subjects. The primary objective of this study is to evaluate the safety and tolerability of single and multiple doses of subcutaneously administered ALN-TTRsc. Secondary objectives include assessment of clinical activity of the ALN-TTRsc as measured by serum TTR levels. In an initial single-ascending dose phase of the study, subjects (n=16) received subcutaneous doses of placebo or ALN-TTRsc from 1.25 to 10 mg/kg. In the multiple-ascending dose phase of the study, subjects (n=12) received 10 subcutaneous doses of placebo or ALN-TTRsc from 2.5 to 10 mg/kg. As reported in September 2013, interim data from the 28 subjects enrolled and analyzed in this study as of that date showed that single- and multi-dose administration of ALN-TTRsc resulted in rapid, dose-dependent, consistent, and durable knockdown of serum TTR levels. In the multi-dose cohorts (n=12), there was a statistically significant knockdown of serum TTR at doses of 2.5 mg/kg (p<0.01), 5.0 mg/kg (p<0.001) and 10.0 mg/kg (p<0.001) as compared to placebo. At a dose of 5.0 mg/kg, ALN-TTRsc administration resulted in an up to 93.3% knockdown of serum TTR and a mean TTR knockdown of 87.5% at nadir. At a dose of 10.0 mg/kg, ALN-TTRsc administration led to an up to 94.0% knockdown of serum TTR and a mean TTR knockdown of 92.4% at nadir. Analysis of the TTR knockdown in humans as compared to results obtained in non-human primates showed a closely correlated, essentially one-to-one relationship on a mg/kg basis (r2=0.83, p<0.001). We believe these results confirm human translation for our GalNAc-siRNA conjugate platform, which is also being employed in the majority of our other programs.

In this study as reported in September 2013, single and multiple doses of ALN-TTRsc were found to be generally safe and well tolerated. There were no significant adverse events associated with drug at doses through 10.0 mg/kg. All adverse events were deemed mild or moderate in severity. Injection site reactions were observed in a minority of subjects receiving ALN-TTRsc (24%) or placebo (14%). These were reported as being clinically mild and consisted of transient erythema associated in a minority of cases with edema and/or pain. In all cases, these reactions were self-limiting and resolved within approximately two hours of onset. There were no study discontinuations, flu-like symptoms, or changes in cytokines, C-reactive protein (CRP), liver function tests, renal function or hematologic parameters.

Upon completion of this Phase I trial, we expect to start a pilot Phase II clinical study of ALN-TTRsc in patients with familial amyloidotic cardiomyopathy, or FAC, and, if results are positive, plan to start a pivotal Phase III trial with ALN-TTRsc in FAC patients.

We intend to directly commercialize patisiran and ALN-TTRsc in North and South America, Europe and other parts of the world. In October 2012, we and Genzyme entered into a license and collaboration agreement pursuant to which we granted to Genzyme an exclusive license in Japan and the Asia-Pacific region, known as the Genzyme territory, to develop and commercialize specified RNAi therapeutics targeting TTR for the treatment of ATTR and other human diseases. We retain all development and commercialization rights worldwide outside of the Genzyme territory.

Our second core product development program is ALN-AT3, an RNAi therapeutic targeting antithrombin, or AT, a genetically defined target, for the treatment of hemophilia and RBD. ALN-AT3 is a novel therapeutic approach aimed at re-balancing the coagulation cascade and normalizing hemostasis in severe hemophilia A, or HA, and hemophilia B, or HB, patients, including patients with inhibitors against their replacement factor. ALN-AT3 also has potential as a treatment for RBD patients and patients with other bleeding disorders. In July 2013, we presented pre-clinical data showing that ALN-AT3 can normalize thrombin generation and improve hemostasis in HA and HB mice and fully correct thrombin generation in a non-human primate hemophilia “inhibitor” model, demonstrating efficacy of ALN-AT3 in models of hemophilia. In addition, we presented results of tolerability studies that demonstrate a wide therapeutic index for ALN-AT3 in the hemophilia setting. ALN-AT3 utilizes our GalNAc-siRNA conjugate delivery platform, enabling subcutaneous dose administration with potential for a once-weekly or twice-monthly dosing regimen. In October 2013, we filed a clinical trial application with the U.K. Medicines and Healthcare products Regulatory Agency to initiate a Phase I clinical trial with ALN-AT3. The Phase I clinical trial of ALN-AT3 will be conducted in the United Kingdom as a single- and multi-dose, dose-escalation study consisting of two parts. The first part will be a randomized, single-blind, placebo-controlled, single-dose, dose-escalation study, enrolling up to 24 healthy volunteer subjects. The primary objective of the first part of the study is to evaluate the safety and tolerability of a single dose of subcutaneously administered ALN-AT3. Secondary objectives include assessment of clinical activity as determined by knockdown of circulating AT levels. The second part of the study will be an open-label, multi-dose, dose-escalation study enrolling up to 18 people with moderate to severe HA or HB. The primary objective of this part of the study is to evaluate the safety and tolerability of multiple doses of subcutaneously administered ALN-AT3 in hemophilia subjects. Secondary objectives include assessment of clinical activity as determined by knockdown of circulating AT levels and increase in ex vivo thrombin generation. We expect to initiate the Phase I clinical trial during 2014.

We intend to directly commercialize ALN-AT3 in North and South America, Europe and other parts of the world, and we intend to seek a partner for this program in Japan and other Asian territories. In August 2013, we reported that the FDA has provided Orphan Drug Designation to ALN-AT3 as a therapeutic for the treatment of HA and HB.

Our third core development program is ALN-AS1, an RNAi therapeutic targeting aminolevulinate synthase 1, or ALAS-1, for the treatment of porphyria, including AIP. AIP is an ultra-rare autosomal dominant disease caused by loss of function mutations in porphobilinogen deaminase, or PBGD, an enzyme in the heme biosynthesis pathway. ALN-AS1 is a GalNAc conjugate siRNA administered subcutaneously. Inhibition of ALAS-1 is known to reduce the accumulation of heme precursors that cause the clinical manifestations of AIP. ALN-AS1 has the potential to be a therapy for the treatment of acute porphyria attacks, as well as a prophylactic approach for the prevention of recurrent attacks. In October 2013, we announced that we have identified a development candidate for advancement and presented data from pre-clinical models of the human disease showing that multi-dose administration of a GalNAc-siRNA targeting ALAS-1 can completely block the abnormal production of toxic intermediates of the heme biosynthesis pathway that cause the symptoms and disease pathology of AIP. We now plan to initiate IND-enabling studies, with the goal of advancing ALN-AS1 into the clinic. We intend to directly commercialize ALN-AS1 in North and South America, Europe and other parts of the world, and we intend to seek a partner for this program in Japan and other Asian territories.

In addition, we are developing ALN-CC5, an RNAi therapeutic targeting the complement component C5 for the treatment of complement-mediated diseases; ALN-TMP, an RNAi therapeutic targeting transmembrane protease, serine 6, or Tmprss6, for the treatment of beta-thalassemia and iron-overload disorders, and ALN-AAT, an RNAi therapeutic targeting the mutant Z-allele AAT deficiency for the treatment of AAT deficiency-associated liver disease, amongst other programs.

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

In April 2012, we reported clinical data from our Phase I clinical trial of ALN-PCS02. ALN-PCS02 employs the same LNP formulation used for patisiran. The Phase I clinical trial was conducted in the United Kingdom as a randomized, single-blind, placebo-controlled, single-ascending dose study in healthy volunteer subjects with elevated baseline LDL-c (greater than 116mg/dL). The primary objective of the clinical trial was to evaluate the safety and tolerability of a single dose of ALN-PCS02. Secondary objectives included assessment of pharmacodynamic effects of the drug on plasma PCSK9 protein levels and evaluation of clinical efficacy as measured by LDL-c levels. The clinical trial was performed in the absence of statins or other lipid lowering therapy. A total of 32 subjects were enrolled into six sequential dose cohorts ranging from 0.015 to 0.400 mg/kg in a three-to-one randomization of drug to placebo.

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

We are also developing a GalNAc-siRNA conjugate targeting PCSK9 that enables subcutaneous dose administration. In October 2013, we and MDCO announced that we have identified a lead development candidate for the collaboration, ALN-PCSsc, that is a subcutaneously administered RNAi therapeutic. Specifically, non-human primate studies performed in the absence of concomitant statin therapy showed that this new development candidate leads to an up to 90% PCSK9 knockdown and an up to 68% lowering of LDL cholesterol in the absence of statins. Pre-clinical durability data support the potential for every-two-weeks dosing, with possible every-four-weeks dosing.

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

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At September 30, 2013, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

Since delivery of RNAi therapeutics remains an important objective of our research activities, we also look to form collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies. For example, we have entered into agreements with Arrowhead, the Massachusetts Institute of Technology, or MIT, The University of

British Columbia, or UBC, and Acuitas, among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck Innovation, Tekmira, MIT, Cancer Research Technology Limited, or CRT, and Whitehead Institute for Biomedical Research, or Whitehead, as well as a number of other entities, to obtain rights to intellectual property in the field of RNAi. Finally, we have sought, and may seek in the future, funding for the development of our proprietary RNAi therapeutics pipeline from the government and foundations.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues	$8,991	$16,759	$36,320	$58,230
Operating expenses	41,225	34,906	99,670	99,337
Loss from operations	(32,234)	(18,147)	(63,350)	(41,107)
Net loss	$(29,686)	$(19,502)	$(56,868)	$(43,826)

Net Revenues from Research Collaborators

We generate revenues through research collaborations. The following tables summarize our total consolidated net revenues from research collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Takeda	$5,494	$5,494	$16,481	$16,481
Monsanto	1,410	519	4,230	519
The Medicines Company	1,253	—	3,343	—
Cubist	—	694	9,721	2,084
Roche/Arrowhead	—	9,330	—	37,318
Other	834	722	2,545	1,828

Total net revenues from research collaborators	$8,991	$16,759	$36,320	$58,230

Net revenues from research collaborators decreased during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 due primarily to the completion of our remaining performance obligations under the Roche/Arrowhead alliance in August 2012. For the nine month periods, this decrease was partially offset by recognition of the remaining deferred revenue under the Cubist agreement of $9.7 million due to the termination of the Cubist agreement in February 2013 and the end of our performance obligations thereunder. In addition, the decrease in each of the three- and nine-month periods was partially offset by revenues recorded under our agreements with Monsanto and MDCO. For the fourth quarter of 2013, we expect net revenues from research collaborators to remain consistent with the amount recorded for the third quarter of 2013.

We also had $125.3 million of deferred revenue at September 30, 2013, which consists of payments we have received from collaborators in prior periods, primarily Takeda, Kyowa Hakko Kirin, Monsanto, Genzyme and MDCO, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30, 2013	% of Total Operating Expenses	Three Months Ended September 30, 2012	% of Total Operating Expenses	Increase (Decrease)
					$	%
Research and development	$34,457	84%	$22,094	63%	$12,363	56%
General and administrative	6,768	16%	12,812	37%	(6,044)	(47)%

Total operating expenses	$41,225	100%	$34,906	100%	$6,319	18%

	Nine Months Ended September 30, 2013	% of Total Operating Expenses	Nine Months Ended September 30, 2012	% of Total Operating Expenses	Increase (Decrease)
					$	%
Research and development	$80,851	81%	$64,891	65%	$15,960	25%
General and administrative	18,819	19%	34,446	35%	(15,627)	(45)%

Total operating expenses	$99,670	100%	$99,337	100%	$333	*

*	Indicates less than 1%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30, 2013	% of Expense Category	Three Months Ended September 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
Research and development
Clinical trial and manufacturing	$12,198	35%	$3,946	18%	$8,252	209%
Stock-based compensation	6,805	20%	2,271	10%	4,534	200%
Compensation and related	6,226	18%	5,387	24%	839	16%
Facilities-related	3,755	11%	3,075	14%	680	22%
External services	3,399	10%	3,860	18%	(461)	(12)%
Lab supplies and materials	1,154	3%	1,125	5%	29	3%
License fees	222	1%	1,813	8%	(1,591)	(88)%
Other	698	2%	617	3%	81	13%

Total research and development expenses	$34,457	100%	$22,094	100%	$12,363	56%

Research and development expenses increased during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due primarily to higher clinical trial and manufacturing costs related to our patisiran (ALN-TTR02), ALN-TTRsc and ALN-AT3 programs. In addition, stock-based compensation expense increased during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due primarily to an increase in the Black-Scholes value and vesting of stock options granted in the third quarter of 2013. Partially offsetting these increases were license fees due to certain entities related to our drug delivery-related and platform technologies, that were expensed in 2012.

We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop and optimize drug delivery-related technologies. For the fourth quarter of 2013, we expect that research and development expenses will decrease slightly due to a decrease in stock-based compensation expense expected in the fourth quarter of 2013 as compared to the third quarter of 2013.

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

	Nine Months Ended September 30, 2013	% of Expense Category	Nine Months Ended September 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
Research and development
Clinical trial and manufacturing	$21,392	26%	$10,386	16%	$11,006	106%
Compensation and related	18,227	23%	15,731	24%	2,496	16%
External services	12,390	15%	10,150	16%	2,240	22%
Stock-based compensation	11,092	14%	6,356	10%	4,736	75%
Facilities-related	10,622	13%	9,572	15%	1,050	11%
Lab supplies and materials	4,025	5%	3,377	5%	648	19%
License fees	810	1%	4,431	7%	(3,621)	(82)%
Restructuring	—	—	2,832	4%	(2,832)	—
Other	2,293	3%	2,056	3%	237	12%

Total research and development expenses	$80,851	100%	$64,891	100%	$15,960	25%

Research and development expenses increased during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due primarily to higher clinical trial and manufacturing costs related to our patisiran, ALN-TTRsc and ALN-AT3 programs. In addition, external services expenses increased due primarily to higher pre-clinical expenses for our patisiran and ALN-AT3 programs which we advanced further in the clinic. Lab supplies and materials and compensation and related expenses also increased due primarily to the increase in workforce during the year. Stock-based compensation increased during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due primarily to an increase in the Black-Scholes value and vesting of stock options granted in the third quarter of 2013. Partially offsetting these increases was a one-time charge related to our 2012 restructuring, including employee severance, benefits and other related costs, as well as license fees due to certain entities related to our drug delivery-related and platform technologies that were expensed in 2012.

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30, 2013	% of Expense Category	Three Months Ended September 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Stock-based compensation	$2,040	30%	$1,115	9%	$925	83%
Consulting and professional services	1,854	27%	8,930	70%	(7,076)	(79)%
Compensation and related	1,769	26%	1,636	13%	133	8%
Facilities-related	303	5%	445	3%	(142)	(32)%
Other	802	12%	686	5%	116	17%

Total general and administrative expenses	$6,768	100%	$12,812	100%	$(6,044)	(47)%

General and administrative expenses decreased significantly during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due primarily to a decrease in consulting and professional services related to business activities, primarily legal activities related to litigation with Tekmira that was resolved in November 2012. For the fourth quarter of 2013, we expect that general and administrative expenses will remain consistent as compared to the third quarter of 2013.

	Nine Months Ended September 30, 2013	% of Expense Category	Nine Months Ended September 30, 2012	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$6,363	34%	$22,199	64%	$(15,836)	(71)%
Compensation and related	5,146	27%	4,909	14%	237	5%
Stock-based compensation	4,205	22%	3,281	9%	924	28%
Restructuring	—	—	894	3%	(894)	—
Facilities-related	1,126	6%	1,241	4%	(115)	(9)%
Other	1,979	11%	1,922	6%	57	3%

Total general and administrative expenses	$18,819	100%	$34,446	100%	$(15,627)	(45)%

The decrease in general and administrative expenses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was due primarily to a decrease in consulting and professional services expenses related to business activities, primarily legal activities related to litigation with Tekmira that was resolved in November 2012. Also included in the nine months ended September 30, 2012 is a one-time charge related to our January 2012 strategic corporate restructuring, including employee severance, benefits and other related costs.

Other income (expense)

We incurred zero in equity in loss of joint venture (Regulus Therapeutics Inc.) for the three and nine months ended September 30, 2013, respectively, as compared to $1.6 million and $3.6 million for the three and nine months ended September 30, 2012, respectively, related to our share of the net losses incurred by Regulus. In October 2012, Regulus completed an initial public offering, resulting in our ownership percentage decreasing from approximately 44% to 17% of Regulus’ outstanding common stock.

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

Interest income was $0.3 million for the three months ended September 30, 2013 and 2012. Interest income was $0.8 million for the nine months ended September 30, 2013 and 2012.

Our benefit from income taxes was $2.3 million and $5.7 million for the three and nine months ended September 30, 2013, respectively, as compared to zero for the three and nine months ended September 30, 2012. The increase was due to our recognition of corresponding income tax benefit associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2013	2012
Net loss	$(56,868)	$(43,826)
Adjustments to reconcile net loss to net cash used in operating activities	17,534	20,421
Changes in operating assets and liabilities	(6,954)	(23,292)

Net cash used in operating activities	(46,288)	(46,697)
Net cash used in investing activities	(186,553)	(40,139)
Net cash provided by financing activities	193,276	92,446

Net (decrease) increase in cash and cash equivalents	(39,565)	5,610
Cash and cash equivalents, beginning of period	51,405	70,228

Cash and cash equivalents, end of period	$11,840	$75,838

Since we commenced operations in 2002, we have generated significant losses. At September 30, 2013, we had an accumulated deficit of $563.9 million. At September 30, 2013, we had cash, cash equivalents and fixed income marketable securities of $367.1 million, compared to cash, cash equivalents and fixed income marketable securities of $226.2 million at December 31, 2012. Included in our December 31, 2012 cash, cash equivalents and fixed income marketable securities are the proceeds from our sale, in February 2012, of an aggregate of 8,625,000 shares of our common stock through an underwritten public offering at a price to the public of $10.75 per share. As a result of this offering, we received aggregate net proceeds of approximately $86.8 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $5.9 million. Included in our September 30, 2013 cash, cash equivalents and fixed income marketable securities are the proceeds from our sale, in January 2013, of an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of approximately $173.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses of approximately $11.6 million. We intend to use the proceeds from these offerings for general corporate purposes, ultimately focused on advancing our clinical pipeline, in particular our patisiran, ALN-TTRsc, ALN-AT3 and ALN-AS1 programs, as well as for potential acquisitions of new businesses, technologies or products, working capital, capital expenditures, and general and administrative expenses.

We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at September 30, 2013.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the nine months ended September 30, 2013, net cash used in operating activities of $46.3 million was due primarily to our net loss. For the nine months ended September 30, 2012, net cash used in operating activities of $46.7 million was due primarily to our net loss and a decrease in deferred revenue of $24.7 million. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of stock-based compensation, depreciation and amortization.

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

Investing activities

For the nine months ended September 30, 2013, net cash used in investing activities of $186.6 million was due primarily to net purchases of fixed income marketable securities. For the nine months ended September 30, 2012, net cash used in investing activities of $40.1 million resulted primarily from net purchases of fixed income marketable securities.

Financing activities

For the nine months ended September 30, 2013, net cash provided by financing activities of $193.3 million was due primarily to proceeds of $173.6 million received from our January 2013 underwritten public offering, as well as proceeds of $19.8 million from the issuance of common stock in connection with stock option exercises. For the nine months ended September 30, 2012, net cash provided by financing activities of $92.4 million was due primarily to proceeds received from our February 2012 underwritten public offering, as well proceeds from the issuance of common stock in connection with stock option exercises.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including the development and optimization of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, together with the cash we expect to generate under our current alliances, will be sufficient to fund our planned operations through at least the end of 2016. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist of U.S. government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2013, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.7 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah did not serve the original complaint on us or the other defendants. On July 6, 2011, Utah filed an amended complaint alleging substantially the same claims against us, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on us on July 14, 2011. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. Oral arguments in the appeal were heard in early March 2013 in the United States Court of Appeals for the Federal Circuit, or CAFC. In August 2013, the CAFC affirmed the lower Court’s ruling, in a split decision. We believe the majority made an error in law when affirming the lower Court’s decision, and in September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In October 2013, the CAFC invited Utah to file an answer to the petition. We are awaiting a decision on the petition.

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

We have experienced significant operating losses since our inception. At September 30, 2013, we had an accumulated deficit of $563.9 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any such revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

At September 30, 2013, we had $367.1 million in cash, cash equivalents and fixed income marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. In addition, we believe that other companies are expending substantial resources in developing safe and effective means of delivering siRNAs to relevant cell and tissue types. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional such alliances in the future. Specifically, we intend to focus on developing and commercializing patisiran (ALN-TTR02), ALN-TTRsc, ALN-AT3, ALN-AS1 and ALN-CC5 on our own in North and South America, Europe and other parts of the world, and have sought, or may seek, alliances for development and commercialization of these product candidates in Japan and other Asian territories. In February 2013, we entered into a global alliance with MDCO to advance our ALN-PCS program. We may enter into global alliances to advance certain other programs in the future. In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in delivery of RNAi therapeutics to the relevant cell or tissue type, clinical development, regulatory affairs, and/or marketing, sales and distribution. In addition, we have agreements with MIT, Tekmira, UBC and Acuitas, and Arrowhead, among others, pursuant to which we have access to certain existing delivery technologies and/or are developing additional delivery capabilities. Under certain of our other alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Ascletis for development and commercialization of any RNAi products for the treatment of liver cancer in China and certain other territories, (ii) Genzyme for the development and commercialization of ALN-TTR in Japan and the Asia-Pacific region, and (iii) MDCO for the late stage development and commercialization of ALN-PCS worldwide. If Ascletis, Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. For example, our agreement with MDCO relating to the development and commercialization of ALN-PCS worldwide may be terminated by MDCO at any time upon four months’ prior written notice. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop internal sales, distribution and marketing capabilities, which would require us to invest significant amounts of financial and management resources.

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Tekmira filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Tekmira regarding the achievement by Tekmira of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. Moreover, a collaborator, or in the event of a change in control of a collaborator or the assignment of a collaboration agreement to a third-party, the successor entity or assignee, could determine that it is in its interests to:

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

We have very limited manufacturing experience. Some of our product candidates utilize specialized formulations, such as liposomes or LNP-based formulations, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities have been limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practice, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran for Phase III clinical trial use and early commercial supply.

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

In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by manufacturers to properly formulate our siRNAs for delivery could result in unusable product. Furthermore, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. Given the limited number of suppliers for our delivery technology and other materials, we have developed cGMP capabilities and processes for the manufacture of patisiran for Phase III clinical use and early commercial supply, and in the future, we may also develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates for human clinical use. In developing these manufacturing capabilities by building our own manufacturing facility, we have incurred substantial expenditures. Also, we will need to hire and train employees to staff our new facility.

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

We may have difficulty expanding our operations successfully as we evolve from a company primarily involved in discovery and pre-clinical testing into one that develops and commercializes drugs.

Despite our January 2012 workforce reduction in connection with our strategic corporate restructuring, we expect that as we are increasing the number of product candidates we are developing we will also need to expand our operations. This expected growth may place a strain on our administrative and operational infrastructure. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. As our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have several programs in clinical development, including patisiran in Phase II clinical trials and ALN-TTRsc, ALN-PCS and ALN-VSP in Phase I clinical development. However, we may not be able to further advance these or any other product candidate through clinical trials.

If we enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate or any other product candidate. For example, ALN-VSP, ALN-PCS, patisiran and ALN-TTRsc employ novel delivery formulations that have yet to be extensively evaluated in human clinical trials and proven safe and effective. We, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the seasonality of infections and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for patisiran, due to the small population of patients suffering from ATTR and the availability of existing approved treatments, as well as other investigational treatments in development. Although our RNAi therapeutics have been generally safe and well tolerated in our clinical trials to date, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In addition, in our ALN-VSP and ALN-TTR01 Phase I clinical trials, we have reported an incidence of acute infusion reactions occurring in 15-20% of patients. These were graded as mild or moderate in severity and readily responded to slowing of the infusion rate; all patients completed dosing without further incident. The frequency of acute infusion reactions in our ALN-PCS and patisiran Phase I clinical trials has been less than three percent. In our ALN-PCS clinical trial, we reported the occurrence of a mild, transient rash that was observed in sixteen subjects, including four who received placebo; the incidence of this finding was the same in both placebo and drug treatment arms. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or the occurrence of adverse events, can result in increased costs, longer development times or termination of a clinical trial.

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

The manufacturer and manufacturing facilities we use to make any of our product candidates will also be subject to periodic review and inspection by the FDA and other regulatory agencies. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have recently developed cGMP capabilities and processes for the manufacture of patisiran for Phase III clinical and early commercial use. We may not have the ability to manufacture material for a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. We will not have control over our third-party manufacturers’ compliance with applicable rules and regulations. Our product promotion and advertising is also subject to regulatory requirements and continuing regulatory review.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. The original complaint was not served on any of the parties and, in July 2011, Utah filed an amended complaint containing substantially the same claims as the original complaint against us, Max Planck, Whitehead, MIT and UMass. The amended complaint alleges the defendants have incorrectly determined inventorship of some of our in-licensed patents and further claims unjust enrichment, unfair competition, false advertising and seeks correction of inventorship, injunctive relief and unspecified damages. In October 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss and UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. In December 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. Oral arguments in the appeal were heard in early March 2013 in the United States Court of Appeals for the Federal Circuit, or CAFC. In August 2013, the CAFC affirmed the lower Court’s ruling, in a split decision. We believe the majority made an error in law when affirming the lower Court’s decision, and in September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In October 2013, the CAFC invited Utah to file an answer to the petition. We are awaiting a decision on the petition.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, Tekmira has notified us that it believes it has achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We have notified Tekmira that we do not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Tekmira has not yet met the conditions of the milestone and is not entitled to payment at this time. If it is determined through arbitration that Tekmira has met the requirements of the milestone, we will have to pay Tekmira the milestone.

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

ITEM 6. EXHIBITS.

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 7, 2013	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)