Form 10-Q
period 2014-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2014-05-09
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36407

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2014, the registrant had 75,553,391 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$350,589	$53,169
Marketable securities	314,901	192,701
Billed and unbilled collaboration receivables	164	4,248
Prepaid expenses and other current assets	8,409	3,910

Total current assets	674,063	254,028
Marketable securities	335,025	104,602
Investment in equity securities of Regulus Therapeutics Inc.	55,478	45,452
Property and equipment, net	15,731	16,448

Total assets	$1,080,297	$420,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,037	$5,896
Accrued expenses	16,600	14,160
Liability for stock issuance	25,379	—
Accrued intraperiod tax allocation	6,825	—
Deferred rent	869	1,112
Deferred revenue	29,121	32,696

Total current liabilities	83,831	53,864
Deferred rent, net of current portion	2,819	2,925
Deferred revenue, net of current portion	37,674	93,394
Other liabilities	1,000	—

Total liabilities	125,324	150,183

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 75,484,782 shares issued and outstanding at March 31, 2014; 63,741,573 shares issued and outstanding at December 31, 2013	755	637
Additional paid-in capital	1,776,366	846,228
Accumulated other comprehensive income	25,030	19,717
Accumulated deficit	(847,178)	(596,235)

Total stockholders’ equity	954,973	270,347

Total liabilities and stockholders’ equity	$1,080,297	$420,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues from collaborators	$8,275	$18,642

Operating expenses:
Research and development (1)	43,758	22,179
In-process research and development	224,656	—
General and administrative (1)	8,925	6,267

Total operating expenses	277,339	28,446

Loss from operations	(269,064)	(9,804)

Other income (expense):
Interest income	333	224
Other (expense) income	(82)	5

Total other income	251	229

Loss before income taxes	(268,813)	(9,575)

Benefit from income taxes	17,870	562

Net loss	$(250,943)	$(9,013)

Net loss per common share - basic and diluted	$(3.70)	$(0.15)

Weighted average common shares used to compute basic and diluted net loss per common share	67,786	59,173

Comprehensive loss:
Net loss	$(250,943)	$(9,013)
Unrealized gain on marketable securities, net of tax	5,313	5,159

Comprehensive loss	$(245,630)	$(3,854)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$3,681	$2,087
General and administrative	1,910	988

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(250,943)	$(9,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,600	2,127
Non-cash stock-based compensation	5,591	3,075
Charge for 401(k) company stock match	157	120
Benefit from intraperiod tax allocation	(17,870)	(562)
In-process research and development	224,656	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	—	192
Billed and unbilled collaboration receivables	4,084	(454)
Prepaid expenses and other assets	(4,499)	(944)
Accounts payable	(1,379)	(959)
Accrued expenses and other	3,773	(1,790)
Deferred revenue	(7,845)	7,237

Net cash used in operating activities	(41,675)	(971)

Cash flows from investing activities:
Purchases of property and equipment	(388)	(1,799)
Purchases of marketable securities	(487,598)	(187,077)
Sales and maturities of marketable securities	133,206	58,036
Payment for asset acquisition	(25,000)	—

Net cash used in investing activities	(379,780)	(130,840)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	11,541	4,638
Proceeds from issuance of common stock, net of offering costs	—	173,572
Proceeds from issuance of common stock to Genzyme	723,037	—
Payments for repurchase of common stock for employee tax withholding	(15,703)	—

Net cash provided by financing activities	718,875	178,210

Net increase in cash and cash equivalents	297,420	46,399
Cash and cash equivalents, beginning of period	53,169	51,405

Cash and cash equivalents, end of period	$350,589	$97,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2013, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 20, 2014. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Net Loss Per Common Share

We compute basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding. We compute diluted net loss per common share by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and unvested restricted stock awards. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table sets forth for the period presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At March 31,
	2014	2013
Options to purchase common stock	8,185	8,568
Unvested restricted common stock	10	604
Other	378	—

	8,573	9,172

Public Offering

In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of $173.6 million, after deducting underwriting discounts and commissions and other offering expenses of $11.6 million.

Fair Value Measurements

The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following tables present information about our assets that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$344,211	$342,208	$2,003	$—
Marketable securities (fixed income):
Corporate notes	512,081	—	512,081	—
U.S. Government obligations	65,930	—	65,930	—
Commercial paper	71,915	—	71,915	—
Marketable securities (Regulus equity holdings)	55,478	55,478	—	—

Total	$1,049,615	$397,686	$651,929	$—

Description	At December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$32,571	$32,571	$—	$—
Marketable securities (fixed income):
Corporate notes	228,462	—	228,462	—
U.S. Government obligations	56,863	—	56,863	—
Commercial paper	11,978	—	11,978	—
Marketable securities (Regulus equity holdings)	45,452	45,452	—	—

Total	$375,326	$78,023	$297,303	$—

During the three months ended March 31, 2014, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable, liability for stock issuance and accrued expenses approximate fair value due to their short-term maturities.

Investments in Marketable Securities

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income. We did not recognize any realized gains or losses from sales of our available-for-sale securities during the three months ended March 31, 2014, and as a result, did not reclassify any amount out of accumulated other comprehensive income for the same period. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive income (loss). We did not record any impairment charges related to our fixed income marketable securities during the current period. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of money market funds and corporate notes.

In the fourth quarter of 2012, we began accounting for our investment in Regulus Therapeutics Inc., or Regulus, as an available-for-sale marketable security. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. The following table summarizes the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at March 31, 2014 and 2013 and the activity for the three months ended March 31, 2014 and 2013, in thousands:

Description	At December 31, 2013	Three Months Ended March 31, 2014	Balance at March 31, 2014
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	33,003	10,026	43,029

Investment in equity securities of Regulus, as reported	$45,452	$10,026	$55,478

Accumulated other comprehensive income, before tax	$33,003	$10,026	$43,029
Intraperiod tax allocation recorded as a benefit from income taxes	(13,267)	(2,699)	(15,966)
Intraperiod tax allocation recorded as an accrued liability	—	(1,380)	(1,380)

Accumulated other comprehensive income, net of tax	$19,736	$5,947	$25,683

Description	At December 31, 2012	Three Months Ended March 31, 2013	Balance at March 31, 2013
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	26,299	8,918	35,217

Investment in equity securities of Regulus, as reported	$38,748	$8,918	$47,666

Accumulated other comprehensive income, before tax	$26,299	$8,918	$35,217
Intraperiod tax allocation recorded as a benefit from income taxes	(10,572)	(562)	(11,134)
Intraperiod tax allocation recorded as an accrued liability	—	(3,023)	(3,023)

Accumulated other comprehensive income, net of tax	$15,727	$5,333	$21,060

We obtain fair value measurement data for our marketable securities from independent pricing services. We perform validation procedures to ensure the reasonableness of this data. This includes meeting with the independent pricing services to understand the methods and data sources used. Additionally, we perform our own review of prices received from the independent pricing services by comparing these prices to other sources and confirming those securities are trading in active markets.

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at March 31, 2014 and December 31, 2013, in thousands:

	At March 31, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$71,940	$—	$(25)	$71,915
Corporate notes (Due within 1 year)	223,039	49	(137)	222,951
Corporate notes (Due after 1 year through 2 years)	289,659	32	(561)	289,130
U.S. Government obligations (Due within 1 year)	20,024	11	—	20,035
U.S. Government obligations (Due after 1 year through 2 years)	45,916	7	(28)	45,895

Total	$650,578	$99	$(751)	$649,926

	At December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$11,983	$—	$(5)	$11,978
Corporate notes (Due within 1 year)	154,175	33	(46)	154,162
Corporate notes (Due after 1 year through 2 years)	74,312	23	(35)	74,300
U.S. Government obligations (Due within 1 year)	26,553	8	—	26,561
U.S. Government obligations (Due after 1 year through 2 years)	30,300	2	—	30,302

Total	$297,323	$66	$(86)	$297,303

2. SIGNIFICANT AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013
Description
Takeda	$5,493	$5,493
Monsanto	1,410	1,410
The Medicines Company	1,266	834
Cubist	—	9,721
Other	106	1,184

Total net revenues from collaborators	$8,275	$18,642

Product Alliances

Genzyme Collaboration

In January 2014, we entered into a global, strategic collaboration with Genzyme Corporation, a Sanofi company, or Genzyme, to discover, develop and commercialize RNA interference, or RNAi, therapeutics as genetic medicines to treat orphan diseases. The 2014 Genzyme collaboration is governed by a master collaboration agreement, dated January 11, 2014, by and between us and Genzyme, which became effective in February 2014 upon the closing of the equity transaction, described below. The master agreement superseded and replaced the previous collaboration between us and Genzyme entered into in October 2012 to develop and commercialize RNAi therapeutics targeting transthyretin, or TTR, for the treatment of transthyretin-mediated amyloidosis, or ATTR, including patisiran (ALN-TTR02) and ALN-TTRsc.

2012 Genzyme Agreement

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

Under the 2012 Genzyme agreement, the parties agreed to collaborate in the development of licensed products, with Genzyme assuming primary responsibility for the development and commercialization of licensed products in the Genzyme territory, which included Japan and the Asia-Pacific region, and us retaining primary responsibility for the development and commercialization of licensed products in the rest of the world. The collaboration between Genzyme and us was governed by a joint steering committee comprised of an equal number of representatives from each party. Genzyme was responsible, at its expense, for all development activities under the development plan reasonably necessary for the regulatory approval and commercialization of an RNAi therapeutic for the treatment of ATTR in the Genzyme territory.

We determined that the deliverables under the 2012 Genzyme agreement included the license, the joint steering committee and any additional TTR-specific RNAi therapeutic compounds that comprised the ALN-TTR program. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered joint steering committee and any additional TTR-specific RNAi therapeutic compounds did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Genzyme had the ability to grant sublicenses, it could not sublicense all or substantially all of its rights under the 2012 Genzyme agreement. The uniqueness of our services and the limited sublicense right were indicators that standalone value was not present in the arrangement. Therefore the deliverables were not separable and, accordingly, the license and undelivered services were treated as a single unit of account. We were unable to reasonably estimate the period of performance under the 2012 Genzyme agreement, as we were unable to estimate the timeline of our deliverables related to the deliverable for any additional TTR-specific RNAi therapeutic compounds. Through December 31, 2013, we had deferred all revenue, or $33.5 million, under the 2012 Genzyme agreement.

2014 Genzyme Collaboration

In January 2014, we entered into the 2014 Genzyme collaboration. As noted above, the 2014 Genzyme collaboration is governed by a master agreement, which became effective upon the closing of the equity transaction in February 2014 and superseded and replaced the 2012 Genzyme agreement.

The 2014 Genzyme collaboration is structured as an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of genetic medicines, which includes our current and future genetic medicine programs that reach human proof-of-principal study completion, or Human POP, by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in North America and Western Europe, referred to as the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the rest of the world, referred to as the Genzyme Territory, together with certain broader co-development/co-promote or worldwide rights for certain products. Genzyme’s rights are structured as an opt-in that is triggered upon achievement of Human POP. We maintain development control for all programs prior to Genzyme’s opt-in and maintain development and commercialization control after Genzyme’s opt-in for all programs in the Alnylam Territory.

In addition to its regional rights for our current and future genetic medicine programs in the Genzyme Territory, Genzyme will have the right to either (i) co-develop and co-promote ALN-AT3 for the treatment of hemophilia and other rare bleeding disorders in the Alnylam Territory, with us maintaining development and commercialization control, or (ii) obtain a global license to ALN-AS1 for the treatment of hepatic porphyrias. Genzyme will exercise this selection right upon the completion of Human POP for both the ALN-AT3 and ALN-AS1 programs. Finally, Genzyme will have the right for a global license to a single, future genetic medicine program that is not one of our currently defined genetic medicine programs. We will retain global rights to any RNAi therapeutic genetic medicine program that does not reach Human POP by the end of 2019, subject to certain limited exceptions. Under the terms of the master agreement, we retain full rights to all current and future RNAi therapeutic programs outside of the field of genetic medicines, including the right to form new collaborations.

Under the 2014 Genzyme collaboration, Genzyme’s specific license rights include the following:

•	Regional license terms – Upon opt-in, Alnylam will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize the product in the Genzyme Territory. Genzyme can elect this license for any of Alnylam’s current and future genetic medicine programs that complete Human POP by the end of 2019, subject to limited extension. Development costs for products once Genzyme exercises an option will be shared between Genzyme and us, with Genzyme responsible for twenty percent of the global development costs. Upon the effective date of the 2014 Genzyme collaboration, Genzyme opted-in to a regional license and collaboration for patisiran, an RNAi therapeutic currently in a Phase 3 clinical trial for the treatment of ATTR patients with familial amyloidotic polyneuropathy, or FAP. In consideration for the rights granted to Genzyme under the regional license and collaboration terms for patisiran, Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain development milestones. In addition, Genzyme will be required to make payments totaling up to $75.0 million per product other than patisiran, including up to $55.0 million in development milestones and $20.0 million in commercial milestones. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Genzyme, its affiliates and sublicensees.

•

Co-development/co-promote license terms - Upon opt-in, Alnylam will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize the product in the Genzyme Territory, and will co-promote the product in the Alnylam Territory. Upon the effective date of the 2014 Genzyme collaboration, Genzyme opted-in to a co-development/co-promote license and collaboration for ALN-TTRsc, an RNAi therapeutic currently in a Phase 2 clinical trial for the treatment of ATTR patients with TTR amyloid cardiomyopathy. Genzyme also has the right to elect a co-development/co-promote license and collaboration for ALN-AT3, if they do not elect a global license and collaboration for ALN-AS1. Development costs for co-development/co-promote products, once Genzyme exercises an option, will be shared between Genzyme and us, with Genzyme responsible for fifty percent of the global development costs. In consideration for the rights granted to Genzyme under the co-development/co-promote license terms, Genzyme will be required to make payments totaling up to $75.0 million in development milestones for each of ALN-TTRsc and ALN-AT3, if selected. We could potentially earn the next development milestone payment of $25.0 million under the 2014 Genzyme collaboration based upon the initiation of the first global Phase 3 clinical trial for ALN-TTRsc. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-promote product based on annual net sales, if any, in the Genzyme Territory for such co-development/co-promote product by Genzyme, its affiliates and sublicensees. The parties will share profits equally and we will book product sales in the Alnylam Territory.

•	Global license terms – Upon opt-in, Genzyme will obtain a worldwide license to develop and commercialize the product. Genzyme can elect a global license for ALN-AS1, if they do not elect a co-development/co-promote license for ALN-AT3. Genzyme will also have one right to a global license through 2019, subject to limited extension, for a future genetic medicine program that is not one of our currently defined genetic medicine programs. Genzyme shall be responsible for one hundred percent of global development costs. In consideration for the rights granted to Genzyme under the global license terms, Genzyme will be required to make payments totaling up to $200.0 million per product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Genzyme, its affiliates and sublicensees.

Under the master agreement, the parties will collaborate in the development of option products, with us leading development for all programs prior to Genzyme’s opt-in and also leading development and commercialization for all programs in the Alnylam Territory after Genzyme’s opt-in. If Genzyme does not exercise its option to license rights to a particular program, we will retain the exclusive right to develop and commercialize such program throughout the world, including the right to sublicense to third parties.

The 2014 Genzyme collaboration is governed by an alliance joint steering committee that is comprised of an equal number of representatives from each party. There will also be additional committees to manage various aspects of each regional, co-developed/co-promoted and global program. We and Genzyme intend to enter into supply agreements to provide for supply of collaboration products to Genzyme for clinical studies, and, at Genzyme’s request, commercial sales. Genzyme also has certain rights to manufacture collaboration products. Additionally, Genzyme has certain limited opt-out rights, as specified in the master agreement, upon which products revert fully back to us with no further obligations to Genzyme.

In consideration for the rights granted to Genzyme under the master agreement and pursuant to the terms of a stock purchase agreement dated January 11, 2014, upon the closing of the equity transaction in February 2014, we sold to Genzyme 8,766,338 shares of our common stock and Genzyme paid $700.0 million in aggregate cash consideration to us. We recorded this issuance using the price of our common stock on the date the shares were issued to Genzyme. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Genzyme for the issuance of our common stock. This $51.5 million will be amortized on a straight line basis over the performance period, which is currently five years as described below. In addition, due to intraperiod tax allocation rules, we recorded a benefit from income taxes of $15.2 million for the three months ended March 31, 2014 due to the Genzyme equity purchase being recorded in additional paid-in capital, net of tax.

As a condition to the closing of the equity transaction, Genzyme entered into an investor agreement with us. Under the investor agreement, until the earlier of the fifth anniversary of the expiration or earlier termination of the 2014 Genzyme collaboration and the date on which Genzyme and its affiliates cease to beneficially own at least 5% of our outstanding common stock, Genzyme and its affiliates are bound by certain “standstill” provisions. The standstill provisions include agreements not to acquire more than 30% of our outstanding common stock, call stockholder meetings, nominate directors other than those approved by our board of directors, subject to certain limited exceptions, or propose or support a proposal to acquire us.

Further, Genzyme has agreed to vote, and cause its affiliates to vote, all shares of our voting securities they are entitled to vote, up to a maximum of 20% of our outstanding common stock, in a manner either as recommended by our board of directors or proportionally with the votes cast by our other stockholders, except with respect to certain change of control transactions or our liquidation or dissolution. Until Genzyme owns less than 7.5% of our outstanding common stock, subject to Genzyme’s limited right to maintain its ownership percentage as described below, if we issue common stock or securities convertible into or exercisable for common stock to a third party that holds at least 30% of our outstanding common stock or, in connection with a collaboration or license transaction, to a third party that will initially hold at least the percentage of our outstanding common stock represented by the shares purchased by Genzyme at the closing of the equity transaction, we will offer Genzyme an opportunity to amend the standstill and voting provisions in the investor agreement to be consistent with the terms provided to such third party.

In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna Therapeutics, Inc., or Sirna, described below, in March 2014, Genzyme exercised its right to purchase an additional 344,448 shares of our common stock for $23.0 million, allowing Genzyme to maintain its ownership level of our common stock of approximately 12%.

We determined that the deliverables for the programs Genzyme has opted-in to include the licenses to our patisiran and ALN-TTRsc clinical programs, which licenses were delivered to Genzyme upon their immediate opt-in on the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of account. When multiple deliverables are accounted for as a single unit of account, we base our revenue recognition model on the final deliverable. Under the 2014 Genzyme collaboration, the last deliverables for patisiran and ALN-TTRsc are expected to be completed within five years.

We determined that the total cash received from Genzyme under the now superseded 2012 Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Genzyme collaboration. Therefore we are recognizing the $33.5 million of deferred revenue under the 2012 Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs, which is currently five years. As future consideration, including any milestones or reimbursement for research and development services, is achieved, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or service has been satisfied, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis.

We determined that the opt-in rights that Genzyme has for future genetic medicine programs represent separate and additional deliverables that Genzyme may receive from us in future periods. Upon each opt-in by Genzyme, we have determined that each program and the related activities will represent a single unit of account and, consistent with our accounting policies, we will base our revenue recognition period on the final deliverable associated with each future opt-in, if any.

Asset acquisition

In-process research and development

In January 2014, we entered into a stock purchase agreement with Sirna, Merck Sharp & Dohme Corp., or Merck, and, for limited purposes, Merck & Co., Inc., pursuant to which we purchased from Merck all of Merck’s right, title and interest in and to all of the outstanding shares of common stock of Sirna. The Merck transaction closed on March 5, 2014. Sirna possesses intellectual property and RNAi assets including early-stage pre-clinical therapeutic candidates, chemistry, and siRNA-conjugate and other delivery technologies that we intend to integrate into our platform for delivery of RNAi therapeutics.

At the closing of the transaction, we paid Merck $25.0 million in cash and issued 2,142,037 shares of our common stock. We recorded this issuance using the price of our common stock on March 5, 2014, the date that these shares were issued to Merck. Based on the common stock price of $81.36, the fair value of the shares issued was $174.3 million. As a result of the cash payment and issuance of shares to Merck, we recorded a total of $199.3 million to in-process research and development expense. We will issue an additional 378,007 shares of common stock to Merck upon the completion of certain technology transfer activities, which are expected to be completed in the second quarter of 2014. We have recorded a liability of $25.4 million associated with this future obligation to issue shares, which was also charged to in-process research and development expense. We recorded a total of $224.7 million to in-process research and development expense for the three months ended March 31, 2014 as a result of this asset acquisition. Upon completion of these technology transfer activities, we will re-measure the expense recorded in connection with these shares using the then current price of our common stock.

We accounted for this transaction as an acquisition of in-process research and development assets and recorded the entire amount to in-process research and development expense as we did not acquire any employees, manufacturing or other facilities, developed processes or clinical-stage assets as part of our acquisition of Sirna.

Pursuant to the Sirna agreement, Merck is also eligible to receive the following consideration from us: (i) up to an aggregate of $10.0 million upon the achievement by us or our related parties of specified regulatory milestones for RNAi products covered by Sirna intellectual property, and (ii) up to an aggregate of $105.0 million upon the achievement by us or our related parties of specified development and regulatory ($40.0 million) and commercial ($65.0 million) milestones associated with the clinical development progress of certain pre-clinical candidates discovered by Sirna, together with low single-digit royalties for our products and single-digit royalties for Sirna products, in each case based on annual worldwide net sales, if any, by us and our related parties of any such products.

Under the Sirna agreement, Merck also agreed not to dispose of (i) any shares of our common stock beneficially owned for a period of six months following the closing date, subject to certain limited exceptions, and (ii) 50% of the shares of our common stock beneficially owned for a period of six additional months following the termination of the initial lock-up, referred to as the Subsequent Lock-Up. During and following the expiration of the Subsequent Lock-Up, Merck will be permitted to sell such shares of our common stock subject to certain limitations, including certain volume and manner of sale restrictions.

3. COMMITMENTS AND CONTINGENCIES

Operating Lease

We lease office and laboratory space located at 300 Third Street, Cambridge, Massachusetts for our corporate headquarters under a non-cancelable real property lease agreement by and between us and ARE-MA Region No. 28, LLC, or the Landlord, dated as of September 26, 2003, as amended by a First Amendment to Lease dated March 16, 2006, a Second Amendment to Lease dated June 26, 2009, a Third Amendment to Lease dated May 11, 2010 and a Fourth Amendment to Lease dated November 4, 2011, referred to collectively as the Lease. Pursuant to the Lease, we lease a total of approximately 129,000 square feet of office and laboratory space. The term of the Lease was set to expire in September 2016.

In March 2014, we and the Landlord entered into a Fifth Amendment to Lease, pursuant to which we exercised our option to extend the Lease for an additional five years, through September 30, 2021. Under the Fifth Amendment to Lease, we have the option to extend the Lease, as amended, for one additional five-year term. As a result of the Fifth Amendment to Lease, our operating lease obligations through 2021 increased by $37.8 million.

Litigation

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation GmbH, together, Max Planck, the Whitehead Institute for Biomedical Research, or Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah did not serve the original complaint on us or the other defendants. On July 6, 2011, Utah filed an amended complaint alleging substantially the same claims against us, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on us on July 14, 2011. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. Oral arguments in the appeal were heard in early March 2013 in the United States Court of Appeals for the Federal Circuit, or CAFC. In August 2013, the CAFC affirmed the lower Court’s ruling, in a split decision. We believe the majority made an error in law when affirming the lower Court’s decision, and in September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In October 2013, the CAFC invited Utah to file an answer to the petition. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. We are awaiting the Courts’ decisions.

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

Our accounting policy for accrual of legal costs is to recognize such expenses as incurred.

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

Our core product strategy, which we refer to as “Alnylam 5x15,” was launched in January 2011 and is focused on the development and commercialization of novel RNAi therapeutics as genetic medicines. Our genetic medicine programs are RNAi therapeutics directed towards genetically defined targets for the treatment of diseases with high unmet medical need. Under our core product strategy, we expect to have six to seven genetic medicine product candidates in clinical development, including at least two programs in Phase 3 and five to six programs with human proof of concept, by the end of 2015. We are currently advancing the following programs in clinical or pre-clinical development: patisiran (ALN-TTR02), an intravenously delivered RNAi therapeutic targeting transthyretin, or TTR, in development for the treatment of TTR-mediated amyloidosis, or ATTR, in patients with familial amyloidotic polyneuropathy, or FAP; ALN-TTRsc, a subcutaneously delivered RNAi therapeutic targeting TTR in development for the treatment of ATTR in patients with TTR cardiac amyloidosis, including familial amyloidotic cardiomyopathy, or FAC, and senile systemic amyloidosis, or SSA; ALN-AT3, an RNAi therapeutic targeting antithrombin, or AT, in development for the treatment of hemophilia and rare bleeding disorders, or RBD; ALN-CC5, an RNAi therapeutic targeting complement component C5 in development for the treatment of complement-mediated diseases; ALN-AS1, an RNAi therapeutic targeting aminolevulinate synthase-1, or ALAS-1, in development for the treatment of hepatic porphyrias, including acute intermittent porphyria, or AIP; ALN-PCSsc, an RNAi therapeutic targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, in development for the treatment of hypercholesterolemia; ALN-AAT, an RNAi therapeutic targeting alpha-1-antitrypsin, or AAT, in development for the treatment of AAT deficiency liver disease; ALN-TMP, an RNAi therapeutic targeting transmembrane protease, serine 6, or TMPRSS6, in development for the treatment of beta-thalassemia and iron-overload disorders; ALN-ANG, an RNAi therapeutic targeting angioprotein-like 3, or ANGPTL3, in development for the treatment of genetic forms of mixed hyperlipidemia and severe hypertriglyceridemia; ALN-AC3, an RNAi therapeutic targeting apolipoprotein C-III, or apoCIII, for the treatment of hypertriglyceridemia; and other yet to be disclosed programs. Our strategy is to retain development and commercial rights for our current and future genetic medicine pipeline in North America and Western Europe, while forming alliances with leading, innovative companies for the development and commercialization of these products in the rest of world. In early 2014, we formed an alliance with Genzyme Corporation, a Sanofi company, or Genzyme, to develop and commercialize our current “Alnylam 5x15” and future genetic medicine pipeline principally in territories outside of North America and Western Europe, subject to certain broader rights. The 2014 Genzyme collaboration is described in more detail below under the heading “Strategic Alliances.”

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

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. In 2007, we and Isis established Regulus Therapeutics Inc., or Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. In October 2012, Regulus completed its initial public offering and currently, we own approximately 14% of Regulus’ outstanding common stock. Through an internal effort we refer to as Alnylam Biotherapeutics, we have evaluated the application of RNAi technology to improve the manufacturing processes for biologics. We have also evaluated the utility of our VaxiRNA™ platform, an RNAi technology developed under our Alnylam Biotherapeutics initiative, for the enhanced production of viruses used in the manufacture of vaccine products.

In January 2014, we entered into a stock purchase agreement with Sirna Therapeutics, Inc., or Sirna, Merck Sharp & Dohme Corp., or Merck, and, for limited purposes, Merck & Co., Inc., pursuant to which we purchased from Merck all of Merck’s right, title and interest in and to all of the outstanding shares of common stock of Sirna. The Merck transaction closed in March 2014. Sirna possesses intellectual property and RNAi assets including pre-clinical therapeutic candidates, chemistry, and siRNA-conjugate and other delivery technologies that we intend to integrate into our platform for delivery of RNAi therapeutics. We did not acquire any employees, manufacturing or other facilities, developed processes or clinical-stage assets as part of the acquisition of Sirna. In consideration for the Sirna common stock, we (i) paid Merck $25.0 million in cash and (ii) agreed to issue to Merck 2,520,044 shares of our common stock, having a value of $150.0 million as calculated under the terms of the stock purchase agreement on the date of execution. At the closing in March 2014, we issued to Merck 2,142,037 shares of our common stock. We will issue the remaining 378,007 shares to Merck upon the completion of certain technology transfer activities, which are expected to be completed in the second quarter of 2014. Merck beneficially owns approximately 3% of our outstanding common stock.

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

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At March 31, 2014, we had an accumulated deficit of $847.2 million. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development and optimization of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of the offering, we received aggregate net proceeds of $173.6 million, after deducting underwriting discounts and commissions and other offering expenses of $11.6 million.

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

Our most advanced core product development program, ALN-TTR, targets the TTR gene for the treatment of ATTR. ATTR is an inherited, progressively debilitating and fatal disease caused by a mutation in the TTR gene. We are advancing patisiran as our lead product candidate in our ALN-TTR program. In November 2013, we announced the initiation of our APOLLO Phase 3 clinical trial of patisiran. The APOLLO Phase 3 clinical trial is a randomized, double-blind, placebo-controlled, global study designed to evaluate the efficacy and safety of patisiran in ATTR patients with FAP. We are also conducting an open-label extension, or OLE, study of patisiran for patients treated in our Phase 2 clinical trial. The Phase 2 OLE study is designed to evaluate the long-term safety and tolerability of patisiran administration. Of the 29 patients eligible for enrollment, 25 had been enrolled as of the end of April 2014 and an additional two patients are expected to be enrolled by the end of May. In April 2014, we reported preliminary results from 23 patients that were evaluable for analysis based on a data cut-off as of April 3, 2014. These results showed that the TTR knockdown observed following the first dose in the OLE study closely matched TTR knockdown shown in the Phase 2 study, with essentially superimposable pharmacodynamic effects. Moreover, repeat dosing of patisiran led to a sustained TTR knockdown of approximately 80% through up to day 168, equivalent to up to eight doses of drug, as measured in pre-dose blood samples. Repeat dosing of patisiran was found to be well tolerated, with minimal adverse events. Importantly, the incidence of infusion-related reactions was found to be significantly reduced to 2% in patients from the Phase 2 and Phase 2 OLE studies receiving study drug with a proprietary micro-dosing regimen, as compared with an incidence of 15% in patients receiving a standard infusion (p=0.03). All other reported adverse events were mild to moderate, and there were no changes in liver function tests, renal function or hematological parameters.

In addition to ALN-TTR02, we are advancing ALN-TTRsc, a subcutaneously delivered RNAi therapeutic targeting TTR for the treatment of ATTR in patients with TTR cardiac amyloidosis. ALN-TTRsc is in a Phase 2 clinical trial in patients with FAC and SSA. We are also evaluating additional cohorts in an ongoing Phase 1 study of ALN-TTRsc to confirm a fixed-dose regimen for further development. We plan to initiate a Phase 3 trial for ALN-TTRsc in patients with TTR cardiac amyloidosis by the end of 2014.

Under the 2014 Genzyme collaboration, we will lead development and commercialization of patisiran in North America and Western Europe, referred to as the Alnylam Territory, while Genzyme will develop and commercialize the product in the rest of the world, referred to as the Genzyme Territory. In addition, under this new collaboration, we and Genzyme have agreed to co-develop and co-commercialize ALN-TTRsc in the Alnylam Territory, with Genzyme developing and commercializing the product in the Genzyme Territory. This broadened relationship on ALN-TTRsc is aimed at expanding and accelerating the product’s potential global value.

We are also developing ALN-AT3, an RNAi therapeutic targeting AT, a genetically defined target, for the treatment of hemophilia and RBD. ALN-AT3 is a novel therapeutic approach aimed at re-balancing the coagulation cascade and normalizing hemostasis in severe hemophilia A and B patients, including patients with inhibitors against their replacement factor. ALN-AT3 also has potential as a treatment for RBD patients and patients with other bleeding disorders. In January 2014, we initiated a Phase 1 clinical trial with ALN-AT3. The Phase 1 clinical trial is being conducted in the U.K. as a single- and multi-dose, dose-escalation study consisting of two parts. Under the 2014 Genzyme collaboration, Genzyme will have the right to opt-in to the ALN-AT3 program after completion of human proof-of-principal study completion, or Human POP, to either co-develop and co-promote ALN-AT3 with us in the Alnylam Territory, with Genzyme developing and commercializing in the Genzyme Territory (subject to its development decision regarding ALN-AS1), or to develop and commercialize the product in the Genzyme Territory. In both circumstances, we will lead and control development and commercialization in the Alnylam Territory.

We are also advancing several additional programs through pre-clinical development and expect to file two investigational drug, or IND, applications, or IND equivalents, with respect to these programs in late 2014 and one IND or IND equivalent in early 2015. These programs include:

•	ALN-CC5, an RNAi therapeutic targeting the C5 component of the complement pathway for the treatment of complement-mediated diseases. We expect to file an IND or IND equivalent for ALN-CC5 in late 2014. Under the 2014 Genzyme collaboration, Genzyme will have the right to opt-in to the ALN-CC5 program after completion of Human POP to develop and commercialize the product in the Genzyme Territory. We will lead and control development and commercialization in the Alnylam Territory.

•	ALN-AS1, an RNAi therapeutic targeting ALAS-1 for the treatment of AIP. We expect to file an IND or IND equivalent for ALN-AS1 in late 2014 or early 2015. Under the 2014 Genzyme collaboration, Genzyme will have the right to opt-in to the ALN-AS1 program after completion of Human POP to either obtain a global license to ALN-AS1 for the treatment of hepatic porphyrias (subject to its development decision regarding ALN-AT3), or to develop and commercialize the product in the Genzyme Territory. In the latter case, we will lead and control development and commercialization in the Alnylam Territory.

•	ALN-PCSsc, an RNAi therapeutic targeting PCSK9, in development for the treatment of hypercholesterolemia. We expect to file an IND or IND equivalent for ALN-PCSSC in late 2014 or early 2015. In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9, including ALN-PCSsc.

In addition to the programs described above, we are also advancing other early-stage genetic medicine programs. These programs include: ALN-AAT, an RNAi therapeutic targeting AAT in development for the treatment of AAT deficiency liver disease; ALN-TMP, an RNAi therapeutic targeting TMPRSS6 in development for the treatment of beta-thalassemia and iron-overload disorders; ALN-ANG, an RNAi therapeutic targeting ANGPTL3 in development for the treatment of genetic forms of mixed hyperlipidemia and severe hypertriglyceridemia; ALN-AC3, an RNAi therapeutic targeting apoCIII for the treatment of hypertriglyceridemia; and other yet to be disclosed programs. In the case of ALN-AAT, we have recently selected our development candidate and expect to file an IND or IND equivalent for this program in mid-2015.

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

Since delivery of RNAi therapeutics remains an important objective of our research activities, we also look to form collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies. For example, we have entered into agreements with Arrowhead, Tekmira Pharmaceuticals Corporation, or TPC, Protiva Biotherapeutics, Inc., or Protiva, a wholly-owned subsidiary of TPC, and together with TPC, referred to as Tekmira, the Massachusetts Institute of Technology, or MIT, The University of British Columbia, or UBC, and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.), or Acuitas, among others, to focus on various delivery strategies. We have also entered into license agreements with Isis, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck Innovation, Tekmira, MIT, Cancer Research Technology Limited, or CRT, and Whitehead Institute for Biomedical Research, or Whitehead, as well as a number of other entities, to obtain rights to intellectual property in the field of RNAi.

To generate revenues from our intellectual property rights, we grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At March 31, 2014, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

The 2014 Genzyme Collaboration. In January 2014, we entered into a global, strategic collaboration with Genzyme to discover, develop and commercialize RNAi therapeutics as genetic medicines to treat orphan diseases. The 2014 Genzyme collaboration is governed by a master collaboration agreement, including the license terms appended thereto, which became effective upon closing of the equity transaction, described below. As of the closing of the equity transaction in February 2014, the master agreement superseded and replaced the 2012 Genzyme agreement, which original Genzyme agreement is described under the heading “Strategic Alliances” in our annual report on Form 10-K for the year ended December 31, 2012.

The 2014 Genzyme collaboration is structured as an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of genetic medicines, which includes our current and future genetic medicine programs that reach Human POP by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the Genzyme Territory, together with certain broader co-development/co-promote or worldwide rights for certain products. Genzyme’s rights are structured as an opt-in that is triggered upon achievement of Human POP. We will maintain development control for all programs prior to Genzyme’s opt-in and maintain development and commercialization control after Genzyme’s opt-in for all programs in our territory.

Upon the effective date of the 2014 Genzyme collaboration, Genzyme opted-in to patisiran for the Genzyme Territory. We retain full product rights in the Alnylam Territory. We and Genzyme have also expanded our current collaboration on ALN-TTRsc, so that we and Genzyme will co-develop and co-promote ALN-TTRsc in the Alnylam Territory. We will maintain development and commercialization control with ALN-TTRsc in the Alnylam Territory. Genzyme will develop and commercialize the product in the Genzyme Territory.

In addition to its regional rights for our current and future genetic medicine programs in the Genzyme Territory, Genzyme will have the right to either (i) co-develop and co-promote ALN-AT3 for the treatment of hemophilia and other RBDs in our territory, with us maintaining development and commercialization control, or (ii) obtain a global license to ALN-AS1 for the treatment of hepatic porphyrias. Genzyme will exercise this selection right upon completion of Human POP for both the ALN-AT3 and ALN-AS1 programs. Finally, Genzyme will have the right for a global license to a single, future genetic medicine program that is not one of our currently defined genetic medicine programs. We will retain global rights to any RNAi therapeutic genetic medicine program that does not reach Human POP by the end of 2019, subject to certain limited exceptions. Under the terms of the master agreement, we will retain full rights to all current and future RNAi therapeutic programs outside of the field of genetic medicines, including the right to form new collaborations.

In consideration for the rights granted to Genzyme under the master agreement and pursuant to the terms of a stock purchase agreement, we sold to Genzyme 8,766,338 shares of our common stock and Genzyme paid us $700.0 million in aggregate cash consideration. At the closing, we also entered into an investor agreement with Genzyme. Our investor agreement with Genzyme provides Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Genzyme owns less than 7.5% of our outstanding common stock, subject to certain additional limited rights of Genzyme to maintain its ownership percentage. In accordance with the investor rights agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, on March 25, 2014, Genzyme exercised its right to purchase an additional 344,448 shares of our common stock, at a purchase price of $66.88, the price of our common stock that day, and paid us $23.0 million. This purchase allowed Genzyme to maintain its ownership level of our outstanding common stock of approximately 12%.

A more detailed description of our 2014 Genzyme collaboration and the related stock purchase agreement is set forth in Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements,” of this quarterly report on Form 10-Q.

microRNA Therapeutics

Regulus. In September 2007, we and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Regulus leverages our and Isis’ technologies, know-how and intellectual property relating to microRNA therapeutics.

Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees have not been eligible to receive options to purchase Regulus common stock. In October 2012, Regulus completed an underwritten initial public offering, raising $45.0 million in net proceeds, including proceeds from the exercise by the underwriters of the over-allotment option. In July 2013, Regulus completed an additional underwritten public offering, raising an additional $45.8 million in net proceeds, including proceeds from the exercise of the over-allotment option. Currently, we own approximately 14% of Regulus’ outstanding common stock.

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

Regulus has entered into a number of strategic alliances with leading pharmaceutical companies, including GSK, sanofi, Biogen Idec and AstraZeneca PLC. Each of Alnylam and Isis is entitled to receive specified sublicense income in connection with certain collaborative agreements entered into by Regulus, as well as royalties on net sales, if any, of certain products developed by Regulus or its collaborators, in each case subject to the terms and conditions of the license and collaboration agreement among Regulus, Isis and Alnylam.

Intellectual Property

The strength of our intellectual property portfolio relating to the development and commercialization of siRNAs as therapeutics is essential to our business strategy. We own or license issued patents and pending patent applications in the United States and in key markets around the world claiming fundamental features of siRNAs and RNAi therapeutics as well as those claiming crucial chemical modifications and promising delivery technologies. Specifically, we have a portfolio of patents, patent applications and other intellectual property covering: fundamental aspects of the structure and uses of siRNAs, including their use as therapeutics, and RNAi-related mechanisms; chemical modifications to siRNAs that improve their suitability for therapeutic uses; siRNAs directed to specific targets as treatments for particular diseases; delivery technologies, such as in the field of cationic liposomes and conjugates; and all aspects of our specific development candidates.

We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property portfolio for RNAi therapeutics includes over 1,800 active cases and over 700 granted or issued patents, of which over 300 are issued or granted in the United States, the European Union and Japan. We continue to seek to grow our portfolio through the creation of new technology in this field. In addition, we are very active in our evaluation of third-party technologies. To that end, we recently acquired Sirna’s RNAi assets, including an extensive patent estate. The granted patents, applications and know-how obtained through this acquisition further strengthens the breadth and depth of our intellectual property portfolio.

Our expertise in RNAi therapeutics and broad intellectual property portfolio have allowed us to form alliances with leading companies, including Isis, Medtronic, Novartis, Biogen Idec, Roche/Arrowhead, Takeda, Kyowa Hakko Kirin, Cubist, Ascletis, Monsanto, Genzyme and MDCO, as well as enter into license agreements with other biotechnology companies interested in developing RNAi therapeutic products and research companies that commercialize RNAi reagents or services.

Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on February 20, 2014.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013
Net revenues from collaborators	$8,275	$18,642
Operating expenses	277,339	28,446
Loss from operations	(269,064)	(9,804)
Net loss	$(250,943)	$(9,013)

The increase in operating expenses for the three months ended March 31, 2014 resulted from a $224.7 million charge to in-process research and development expense in connection with the purchase of the Sirna RNAi assets from Merck, which is described below under the heading “In-process research and development.”

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013
Description
Takeda	$5,493	$5,493
Monsanto	1,410	1,410
The Medicines Company	1,266	834
Cubist	—	9,721
Other	106	1,184

Total net revenues from collaborators	$8,275	$18,642

Net revenues from collaborators decreased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due primarily to the recognition of the remaining deferred revenue under the Cubist agreement of $9.7 million, due to the termination of the Cubist agreement in February 2013 and the end of our performance obligations thereunder.

We also had $66.8 million of deferred revenue at March 31, 2014, which primarily consists of payments we have received from collaborators, but have not yet recognized pursuant to our revenue recognition policies.

For the foreseeable future, we expect our revenues to continue to be derived primarily from our alliances with Takeda, Monsanto, MDCO and Genzyme, and other strategic alliances, as well as any new collaborations and licensing activities.

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31,	% of Total Operating	Three Months Ended March 31,	% of Total Operating	Increase (Decrease)
	2014	Expenses	2013	Expenses	$	%
Research and development	$43,758	16%	$22,179	78%	$21,579	97%
In-process research and development	224,656	81%	—	0%	224,656	N/A
General and administrative	8,925	3%	6,267	22%	2,658	42%

Total operating expenses	$277,339	100%	$28,446	100%	$248,893	875%

Research and development. The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	March 31, 2014	Category	March 31, 2013	Category	$	%
Research and development
Clinical trial and manufacturing	$12,752	29%	$4,018	18%	$8,734	217%
Compensation and related	9,276	21%	5,908	27%	3,368	57%
License fees	8,384	19%	585	3%	7,799	1,333%
Facilities-related	4,354	10%	3,540	16%	814	23%
Non-cash stock-based compensation	3,681	8%	2,087	9%	1,594	76%
External services	3,299	8%	4,024	18%	(725)	(18)%
Lab supplies and materials	1,333	3%	1,307	6%	26	2%
Other	679	2%	710	3%	(31)	(4)%

Total research and development expenses	$43,758	100%	$22,179	100%	$21,579	97%

Research and development expenses increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due primarily to additional expenses related to the advancement of our patisiran and ALN-TTRsc programs. In addition, license fees increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to payments to certain entities, primarily fees due to Isis as a result of the 2014 Genzyme collaboration.

We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies. Excluding a one-time license fee in the first quarter due to Isis as a result of the 2014 Genzyme collaboration, we expect that research and development expenses will increase for the remainder of 2014 on a quarterly basis.

A significant portion of our research and development expenses are not tracked by project as they benefit multiple projects or our technology platform. Our collaboration agreements may contain cost-sharing arrangements pursuant to which certain costs incurred under the project are reimbursed by the counterparty to such agreement. Costs reimbursed under these agreements could include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. However, while we may track direct external costs attributable to, and the actual time our employees worked on certain of our collaborations agreements, we do not track or manage total research and development expenses by product area or development phase.

In-process research and development. For the three months ended March 31, 2014, we incurred a $224.7 million charge to in-process research and development expense in connection with the purchase of the Sirna RNAi assets from Merck. Specifically, at the closing of the transaction, we paid Merck $25.0 million in cash and issued 2,142,037 shares of our common stock, resulting in a charge to in-process research and development expense of $199.3 million. We will issue an additional 378,007 shares of common stock to Merck upon the completion of certain technology transfer activities, which are expected to be completed in the second quarter of 2014. We have recorded a liability of $25.4 million associated with this future obligation to issue shares, which was charged to in-process research and development expense. Upon completion of these technology transfer activities, we will re-measure the expense recorded in connection with these shares using the then current price of our common stock.

General and administrative. The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31, 2014	% of Expense Category	Three Months Ended March 31, 2013	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$3,772	42%	$2,519	40%	$1,253	50%
Compensation and related	2,182	25%	1,657	26%	525	32%
Non-cash stock-based compensation	1,910	21%	988	16%	922	93%
Facilities-related	444	5%	468	8%	(24)	(5)%
Other	617	7%	635	10%	(18)	(3)%

Total general and administrative expenses	$8,925	100%	$6,267	100%	$2,658	42%

General and administrative expenses increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due primarily to an increase in consulting and professional services related to business development activities. In addition, compensation and related and non-cash stock-based compensation expenses increased during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due primarily to an increase in the valuation of the stock awards granted. For the remainder of 2014, we expect that general and administrative expenses on a quarterly basis will remain consistent with the first quarter of 2014.

Benefit from income taxes

Our benefit from income taxes was $17.9 million for the three months ended March 31, 2014 as compared to $0.6 million for the three months ended March 31, 2013. The increase was due to the corresponding income tax benefit associated with the sale of common stock to Genzyme under the 2014 Genzyme collaboration being recorded net of tax to additional paid-in capital. In addition, we also recorded an income tax benefit for the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2014	2013
Net loss	$(250,943)	$(9,013)
Adjustments to reconcile net loss to net cash used in operating activities	215,134	4,760
Changes in operating assets and liabilities	(5,866)	3,282

Net cash used in operating activities	(41,675)	(971)
Net cash used in investing activities	(379,780)	(130,840)
Net cash provided by financing activities	718,875	178,210

Net increase in cash and cash equivalents	297,420	46,399
Cash and cash equivalents, beginning of period	53,169	51,405

Cash and cash equivalents, end of period	$350,589	$97,804

Since we commenced operations in 2002, we have generated significant losses. At March 31, 2014, we had an accumulated deficit of $847.2 million. At March 31, 2014, we had cash, cash equivalents and fixed income marketable securities of $1.0 billion, compared to cash, cash equivalents and fixed income marketable securities of $350.5 million at December 31, 2013, in each period excluding our investment in equity securities of Regulus.

In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of $173.6 million, after deducting underwriting discounts and commissions and other offering expenses of $11.6 million.

We invest primarily in cash equivalents, U.S. government obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at March 31, 2014.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the three months ended March 31, 2014, net cash used in operating activities of $41.7 million was due primarily to our net loss. For the three months ended March 31, 2013, net cash used in operating activities of $1.0 million was due primarily to our net loss partially offset by an increase in deferred revenue of $7.2 million. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments consist primarily of in-process research and development, stock-based compensation, depreciation and amortization.

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

Investing activities

For the three months ended March 31, 2014, net cash used in investing activities of $379.8 million was due primarily to $354.4 million of net purchases of fixed income marketable securities. For the three months ended March 31, 2013, net cash used in investing activities of $130.8 million was due primarily to $129.0 million of net purchases of fixed income marketable securities.

Financing activities

For the three months ended March 31, 2014, net cash of $718.9 million provided by financing activities was due primarily to proceeds of $723.0 million received from our issuance of common stock to Genzyme, as well as proceeds of $11.5 million from the issuance of common stock in connection with stock option exercises, partially offset by $15.7 million of payments for the repurchase of common stock for employee tax withholding. For the three months ended March 31, 2013, net cash of $178.2 million provided by financing activities was due primarily to proceeds of $173.6 million received from our January 2013 underwritten public offering, as well as proceeds of $4.6 million from the issuance of common stock in connection with stock option exercises.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including the development and optimization of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, will be sufficient to fund our planned operations through the launch of our first commercial product. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2013. In March 2014, we amended the lease for our Cambridge, Massachusetts facility to exercise our option to extend the lease for an additional five years, through September 30, 2021. As a result, our operating lease obligations through 2021 increased by $37.8 million.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. We did not adopt any new accounting pronouncements during the three months ended March 31, 2014 that had a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government and municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2014, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $3.5 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at March  31, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah did not serve the original complaint on us or the other defendants. On July 6, 2011, Utah filed an amended complaint alleging substantially the same claims against us, Max Planck, Whitehead, MIT and UMass. The amended complaint was served on us on July 14, 2011. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. Oral arguments in the appeal were heard in early March 2013 in the United States Court of Appeals for the Federal Circuit, or CAFC. In August 2013, the CAFC affirmed the lower Court’s ruling, in a split decision. We believe the majority made an error in law when affirming the lower Court’s decision, and in September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In October 2013, the CAFC invited Utah to file an answer to the petition. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. We are awaiting the Courts’ decisions.

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

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. All statements other than statements relating to historical matters should be considered forward-looking statements. When used in this report, the words “believe,” “expect,” “plan,” “anticipate,” “estimate,” “predict, “may,” “could,” “should,” “intend,” “will,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We explicitly disclaim any obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

We have experienced significant operating losses since our inception. At March 31, 2014, we had an accumulated deficit of $847.2 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, under our shelf registration statement or otherwise, further dilution to our stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Genzyme provides Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Genzyme owns less than 7.5% of our outstanding common stock, subject to certain additional limited rights of Genzyme to maintain its ownership percentage. In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, Genzyme exercised its right to purchase an additional 344,448 shares of our common stock, and paid us $23.0 million. This purchase allowed Genzyme to maintain its ownership level of approximately 12% of our outstanding common stock. While the exercise of these rights by Genzyme has provided us with an additional $23.0 million in cash, and the exercise in the future by Genzyme may provide us with additional funding under some circumstances, these exercises have caused, and any future exercise of these rights by Genzyme will also cause further, dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets.

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

At March 31, 2014, we had $1.0 billion in cash, cash equivalents and fixed income marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

If Takeda, Novartis or Arrowhead fails to successfully develop products using our technology, we may not receive any milestone or royalty payments under our agreements with them. Finally, Takeda or Arrowhead could become a competitor of ours in the development of RNAi-based drugs targeting the same diseases that we choose to target. Takeda has significantly greater financial resources than we do and far more experience in developing and marketing drugs, which could put us at a competitive disadvantage if we were to compete with them in the development of RNAi-based drugs targeting the same disease.

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide business and scientific capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these alliances on terms favorable to us, our business may not succeed.

We do not have any capability for sales, marketing or distribution and have limited capabilities for drug development. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, our goal is to retain development and commercial rights for our current and future genetic medicine pipeline in North America and Western Europe, while forming alliances with leading, innovative companies for the development and commercialization of these products in the rest of the world. In early 2014, we formed an alliance with Genzyme to develop and commercialize our current and future genetic medicine pipeline principally in territories outside of North America and Western Europe, subject to certain broader rights. This broad collaboration replaced our 2012 alliance with Genzyme. With respect to programs that are outside of our core focus on genetic medicines (for example, in the fields of metabolic and infectious disease and in oncology), we intend to seek regional or global alliances. For example, in February 2013, we entered into a global alliance with MDCO to advance our ALN-PCS program.

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Genzyme for the development and commercialization of patisiran, ALN-TTRsc and potentially other of our genetic medicine programs in territories outside of North America and Western Europe under the 2014 Genzyme collaboration, and (ii) MDCO for later stage development and commercialization of ALN-PCSsc worldwide. If Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

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

For certain product candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaboration with MDCO. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop that or any other product candidate internally, or to bring any product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate sales revenues from these product candidates, and this will substantially harm our business.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience under certain circumstances. For example, our agreement with MDCO relating to the development and commercialization of ALN-PCS worldwide may be terminated by MDCO at any time upon four months’ prior written notice. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop internal sales, distribution and marketing capabilities, which would require us to invest significant amounts of financial and management resources.

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

We have very limited manufacturing experience. Some of our product candidates utilize specialized formulations, such as lipid nanoparticle, or LNP-based formulations, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities have been limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practice, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran for late-stage clinical trial use and early commercial supply.

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

In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by manufacturers to properly formulate our siRNAs for delivery could result in unusable product. Furthermore, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. Given the limited number of suppliers for our delivery technology and other materials, we have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical use and early commercial supply, and in the future, we may also develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates for human clinical use. In developing these manufacturing capabilities by building our own manufacturing facility, we have incurred substantial expenditures. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our new facility. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facility in the future, we may also need to secure alternative suppliers of for patisiran formulated bulk drug product and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

The manufacturing process for any products that we may develop is subject to the United States Food and Drug Administration, or FDA, and foreign regulatory authority approval process and we will need to meet, and will need to contract with manufacturers who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including our commercial collaborators, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs. If we are unable to obtain or maintain contract manufacturing for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for patisiran, due to the small population of ATTR patients suffering from FAP and the availability of existing approved treatments, as well as other investigational treatments in development. Although our RNAi therapeutics have been generally well tolerated in our clinical trials to date, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In addition, in our ALN-VSP and ALN-TTR01 Phase 1 clinical trials, we have reported an incidence of acute infusion reactions occurring in 15-20% of patients. These were graded as mild or moderate in severity and readily responded to slowing of the infusion rate; all patients completed dosing without further incident. The frequency of acute infusion reactions in our ALN-PCS02 and patisiran Phase 1 clinical trials has been less than three percent. In our ALN-PCS02 Phase 1 clinical trial, we reported the occurrence of a mild, transient rash that was observed in sixteen subjects, including four who received placebo; the incidence of this finding was the same in both placebo and drug treatment arms. In our ALN-TTRsc clinical trial, we observed injection site reactions in a minority of subjects receiving ALN-TTRsc or placebo. These were reported as being clinically mild and consisted of transient erythema associated in a minority of cases with edema and/or pain. In all cases, these reactions were self-limiting and resolved within approximately two hours of onset. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or the occurrence of adverse events, can result in increased costs, longer development times or termination of a clinical trial.

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

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of a new drug application, or NDA, or biologics license application, or BLA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

The manufacturer and manufacturing facilities we use to make any of our product candidates, including our Cambridge facility, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. To date, our manufacturing facility has not been subject to an inspection by any regulatory authority. The discovery of any new or previously unknown problems with us or our third-party manufacturers, or our or their manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have recently developed cGMP capabilities and processes for the manufacture of patisiran for Phase 3 clinical and early commercial use. We may not have the ability to manufacture material for a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. We will not have control over our third-party manufacturers’ compliance with applicable rules and regulations. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

As a manufacturer of pharmaceuticals, we are subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include:

•	the U.S. federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	the U.S. federal false claims law, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the U.S. federal Health Insurance Portability and Accountability Act, or HIPAA, and Health Information Technology for Economic and Clinical Health, or HITECH, Act, which impose requirements relating to the privacy, security, and transmission of individually identifiable health information; and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the U.S. federal Open Payments requirements under the National Physician Payment Transparency Program require that manufacturers of pharmaceutical and biological drugs covered by Medicare, Medicaid and Children’s Health Insurance Programs report all consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals;

•	pharmaceutical manufacturers are required to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required by the Patient Protection and Affordable Care Act, or PPACA, to begin tracking this information in 2013 and to report this information to The Centers for Medicare and Medicaid Services, or CMS, beginning in 2014; and

•	state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, most of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because most of our programs are in the earlier stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

The full effects of the U.S. healthcare reform legislation cannot be known until the new law is fully implemented through regulations or guidance issued by the CMS and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including but not limited, to the policies reflected in implementing regulations and guidance, and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The new legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States.

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

Genzyme’s ownership of our common stock could delay or prevent a change in corporate control.

Genzyme currently holds approximately 12% of our outstanding common stock and has the right to increase its ownership up to 30%, as well as the right to maintain its ownership percentage through the term of our collaboration, subject to certain limitations. This concentration of ownership may harm the market price of our common stock by:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our investor agreement with Genzyme provides Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Genzyme owns less than 7.5% of our outstanding common stock, subject to certain additional limited rights of Genzyme to maintain its ownership percentage. In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, on March 25, 2014, Genzyme exercised its right to purchase an additional 344,448 shares of our common stock, at a purchase price of $66.88, the closing price of our common stock that day, and paid us $23.0 million. This purchase allowed Genzyme to maintain its ownership level of approximately 12% of our outstanding common stock.

This sale did not involve a public offering and is therefore exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

2.1†*	Stock Purchase Agreement dated as of January 10, 2014 by and among the Registrant, Sirna Therapeutics, Inc., Merck Sharp & Dohme Corp., and solely for the purposes of certain specified provisions, Merck & Co., Inc.

10.1	2014 Annual Incentive Program.

10.2	Stock Purchase Agreement dated as of January 11, 2014 by and between the Registrant and Genzyme Corporation.

10.3†	Investor Agreement dated as of February 27, 2014 by and between the Registrant and Genzyme Corporation.

10.4†	Master Collaboration Agreement dated as of January 11, 2014 by and between the Registrant and Genzyme Corporation, including the Regional, Global and Co-Co License Terms Appended thereto.

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
*	Schedules, exhibits and similar supporting attachments or agreements to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: May 9, 2014	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)