Form 10-Q
period 2014-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2014-08-08
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At July 31, 2014, the registrant had 76,354,817 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$80,727	$53,169
Marketable securities	524,585	192,701
Investment in equity securities of Regulus Therapeutics Inc.	49,450	—
Billed and unbilled collaboration receivables	89	4,248
Prepaid expenses and other current assets	10,270	3,910

Total current assets	665,121	254,028
Marketable securities	350,585	104,602
Investment in equity securities of Regulus Therapeutics Inc.	—	45,452
Property and equipment, net	16,953	16,448

Total assets	$1,032,659	$420,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,168	$5,896
Accrued expenses	15,783	14,160
Accrued intraperiod tax allocation	4,081	—
Deferred rent	711	1,112
Deferred revenue	27,002	32,696

Total current liabilities	53,745	53,864
Deferred rent, net of current portion	3,097	2,925
Deferred revenue, net of current portion	32,548	93,394
Other liabilities	1,000	—

Total liabilities	90,390	150,183

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 76,324,130 shares issued and outstanding at June 30, 2014; 63,741,573 shares issued and outstanding at December 31, 2013	763	637
Additional paid-in capital	1,810,775	846,228
Accumulated other comprehensive income	21,983	19,717
Accumulated deficit	(891,252)	(596,235)

Total stockholders’ equity	942,269	270,347

Total liabilities and stockholders’ equity	$1,032,659	$420,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues from collaborators	$7,295	$8,687	$15,570	$27,329

Operating expenses:

Research and development (1)	44,672	24,215	88,430	46,394

In-process research and development	(3,890)	—	220,766	—

General and administrative (1)	11,518	5,784	20,443	12,051

Total operating expenses	52,300	29,999	329,639	58,445

Loss from operations	(45,005)	(21,312)	(314,069)	(31,116)

Other income (expense):

Interest income	693	270	1,026	494
Other expense	(77)	(11)	(159)	(6)

Total other income	616	259	867	488

Loss before income taxes	(44,389)	(21,053)	(313,202)	(30,628)
Benefit from income taxes	315	2,884	18,185	3,446

Net loss	$(44,074)	$(18,169)	$(295,017)	$(27,182)

Net loss per common share - basic and diluted	$(0.58)	$(0.29)	$(4.11)	$(0.45)

Weighted average common shares used to compute basic and diluted net loss per common share	75,835	61,661	71,833	60,424

Comprehensive loss:
Net loss	$(44,074)	$(18,169)	$(295,017)	$(27,182)
Unrealized (loss) gain on marketable securities, net of tax	(3,047)	7,309	2,266	12,468

Comprehensive loss	$(47,121)	$(10,860)	$(292,751)	$(14,714)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$2,557	$2,200	$6,238	$4,287
General and administrative	5,123	1,177	7,033	2,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(295,017)	$(27,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,468	4,838
Non-cash stock-based compensation	13,271	6,452
Charge for 401(k) company stock match	332	247
Benefit from intraperiod tax allocation	(18,185)	(3,446)
In-process research and development	220,766	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	—	192
Billed and unbilled collaboration receivables	4,159	(356)
Prepaid expenses and other assets	(6,360)	(1,650)
Accounts payable	121	470
Accrued expenses and other	2,235	(3,043)
Deferred revenue	(15,090)	(1,095)

Net cash used in operating activities	(88,300)	(24,573)

Cash flows from investing activities:
Purchases of property and equipment	(2,240)	(2,178)
Purchases of marketable securities	(768,510)	(274,428)
Sales and maturities of marketable securities	187,595	92,557
Payment for asset acquisition	(25,000)	—

Net cash used in investing activities	(608,155)	(184,049)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	16,679	8,620
Proceeds from issuance of common stock, net of offering costs	—	173,572
Proceeds from issuance of common stock to Genzyme	723,037	—
Payments for repurchase of common stock for employee tax withholding	(15,703)	—

Net cash provided by financing activities	724,013	182,192

Net increase (decrease) in cash and cash equivalents	27,558	(26,430)
Cash and cash equivalents, beginning of period	53,169	51,405

Cash and cash equivalents, end of period	$80,727	$24,975

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

The following table sets forth for each period presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At June 30,
	2014	2013

Options to purchase common stock	8,038	8,567
Unvested restricted common stock	23	604

	8,061	9,171

Public Offering

In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of $173.6 million, after deducting underwriting discounts and commissions and other offering expenses of $11.6 million.

Fair Value Measurements

The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following tables present information about our assets that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$70,110	$57,920	$12,190	$—
Marketable securities (fixed income):
Corporate notes	644,353	—	644,353	—
U.S. government-sponsored enterprise securities	59,638	—	59,638	—
Municipal debt securities	9,031	—	9,031	—
Commercial paper	162,148	—	162,148	—
Marketable securities (Regulus equity holdings)	49,450	49,450	—	—

Total	$994,730	$107,370	$887,360	$—

Description	At December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$32,571	$32,571	$—	$—
Marketable securities (fixed income):
Corporate notes	228,462	—	228,462	—
U.S. government-sponsored enterprise securities	56,863	—	56,863	—
Commercial paper	11,978	—	11,978	—
Marketable securities (Regulus equity holdings)	45,452	45,452	—	—

Total	$375,326	$78,023	$297,303	$—

During the six months ended June 30, 2014, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

Investments in Marketable Securities

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At June 30, 2014, the balance in our accumulated other comprehensive income was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income. We did not recognize any realized gains or losses from sales of our available-for-sale securities during the six months ended June 30, 2014, and as a result, did not reclassify any amount out of accumulated other comprehensive income for the same period. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive income (loss). We did not record any impairment charges related to our fixed income marketable securities during the current period. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of money market funds and corporate notes.

In the fourth quarter of 2012, we began accounting for our investment in Regulus as an available-for-sale marketable security. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations.

The following tables summarize the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at June 30, 2014 and 2013 and the activity for the three months ended June 30, 2014 and 2013, in thousands:

Description	At March 31, 2014	Three Months Ended June 30, 2014	Balance at June 30, 2014
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	43,029	(6,028)	37,001

Investment in equity securities of Regulus, as reported	$55,478	$(6,028)	$49,450

Accumulated other comprehensive income, before tax	$43,029	$(6,028)	$37,001
Intraperiod tax allocation recorded as a benefit from income taxes	(15,966)	1,384	(14,582)
Intraperiod tax allocation recorded as an accrued liability	(1,380)	1,088	(292)

Accumulated other comprehensive income, net of tax	$25,683	$(3,556)	$22,127

Description	At March 31, 2013	Three Months Ended June 30, 2013	Balance at June 30, 2013
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	35,217	12,670	47,887

Investment in equity securities of Regulus, as reported	$47,666	$12,670	$60,336

Accumulated other comprehensive income, before tax	$35,217	$12,670	$47,887
Intraperiod tax allocation recorded as a benefit from income taxes	(11,134)	(2,884)	(14,018)
Intraperiod tax allocation recorded as an accrued liability	(3,023)	(2,209)	(5,232)

Accumulated other comprehensive income, net of tax	$21,060	$7,577	$28,637

The following tables summarize the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at June 30, 2014 and 2013 and the activity for the six months ended June 30, 2014 and 2013, in thousands:

Description	At December 31, 2013	Six Months Ended June 30, 2014	Balance at June 30, 2014
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	33,003	3,998	37,001

Investment in equity securities of Regulus, as reported	$45,452	$3,998	$49,450

Accumulated other comprehensive income, before tax	$33,003	$3,998	$37,001
Intraperiod tax allocation recorded as a benefit from income taxes	(13,267)	(1,315)	(14,582)
Intraperiod tax allocation recorded as an accrued liability	—	(292)	(292)

Accumulated other comprehensive income, net of tax	$19,736	$2,391	$22,127

Description	At December 31, 2012	Six Months Ended June 30, 2013	Balance at June 30, 2013
Carrying value	$12,449	$—	$12,449
Accumulated other comprehensive income, before tax	26,299	21,588	47,887

Investment in equity securities of Regulus, as reported	$38,748	$21,588	$60,336

Accumulated other comprehensive income, before tax	$26,299	$21,588	$47,887
Intraperiod tax allocation recorded as a benefit from income taxes	(10,572)	(3,446)	(14,018)
Intraperiod tax allocation recorded as an accrued liability	—	(5,232)	(5,232)

Accumulated other comprehensive income, net of tax	$15,727	$12,910	$28,637

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at June 30, 2014 and December 31, 2013, in thousands:

	At June 30, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$162,170	$4	$(26)	$162,148
Corporate notes (Due within 1 year)	347,396	101	(67)	347,430
Corporate notes (Due after 1 year through 2 years)	297,086	70	(233)	296,923
U.S. government-sponsored enterprise securities (Due within 1 year)	15,001	6	—	15,007
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	44,658	2	(29)	44,631
Municipal debt securities (Due after 1 year through 2 years)	9,003	28	—	9,031

Total	$875,314	$211	$(355)	$875,170

	At December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper (Due within 1 year)	$11,983	$—	$(5)	$11,978
Corporate notes (Due within 1 year)	154,175	33	(46)	154,162
Corporate notes (Due after 1 year through 2 years)	74,312	23	(35)	74,300
U.S. government-sponsored enterprise securities (Due within 1 year)	26,553	8	—	26,561
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	30,300	2	—	30,302

Total	$297,323	$66	$(86)	$297,303

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. For public companies, the standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the method of adoption and the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

2. SIGNIFICANT AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Takeda	$5,494	$5,494	$10,987	$10,987
Monsanto	1,410	1,410	2,820	2,820
Cubist	—	—	—	9,721
Other	391	1,783	1,763	3,801

Total net revenues from collaborators	$7,295	$8,687	$15,570	$27,329

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

The 2014 Genzyme collaboration is structured as an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of genetic medicines, which includes our current and future genetic medicine programs that reach human proof-of-principal study completion, or Human POP, by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in North America and Western Europe, referred to as the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the rest of the world, referred to as the Genzyme Territory, together with certain broader co-development/co-promote or worldwide rights for certain products. Genzyme’s rights, described in detail below, are structured as an opt-in that is triggered upon achievement of Human POP. We maintain development control for all programs prior to Genzyme’s opt-in and maintain development and commercialization control after Genzyme’s opt-in for all programs in the Alnylam Territory.

Specifically, in addition to its regional rights for our current and future genetic medicine programs in the Genzyme Territory, Genzyme will have the right to either (i) co-develop and co-promote ALN-AT3 for the treatment of hemophilia and other rare bleeding disorders in the Alnylam Territory, with us maintaining development and commercialization control, or (ii) obtain a global license to ALN-AS1 for the treatment of hepatic porphyrias. Genzyme will exercise this selection right upon the completion of Human POP for both the ALN-AT3 and ALN-AS1 programs. Finally, Genzyme will have the right for a global license to a single, future genetic medicine program that is not one of our currently defined genetic medicine programs. We will retain global rights to any RNAi therapeutic genetic medicine program that does not reach Human POP by the end of 2019, subject to certain limited exceptions. Under the terms of the master agreement, we retain full rights to all current and future RNAi therapeutic programs outside of the field of genetic medicines, including the right to form new collaborations.

Under the 2014 Genzyme collaboration, Genzyme’s specific license rights include the following:

•	Regional license terms – Upon opt-in, Alnylam will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize the product in the Genzyme Territory. Genzyme can elect this license for any of Alnylam’s current and future genetic medicine programs that complete Human POP by the end of 2019, subject to limited extension. Development costs for products once Genzyme exercises an option will be shared between Genzyme and us, with Genzyme responsible for twenty percent of the global development costs. Upon the effective date of the 2014 Genzyme collaboration, Genzyme expanded the scope of its regional license and collaboration for patisiran, an RNAi therapeutic currently in a Phase 3 clinical trial for the treatment of ATTR patients with familial amyloidotic polyneuropathy, or FAP, which was originally established under the 2012 Genzyme agreement. In consideration for the rights granted to Genzyme under the regional license and collaboration terms for patisiran, Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain development milestones. In addition, Genzyme will be required to make payments totaling up to $75.0 million per product other than patisiran, including up to $55.0 million in development milestones and $20.0 million in commercial milestones. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Genzyme, its affiliates and sublicensees.

•	Co-development/co-promote license terms - Upon opt-in, Alnylam will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize the product in the Genzyme Territory, and will co-promote the product in the Alnylam Territory. Upon the effective date of the 2014 Genzyme collaboration, Genzyme expanded its regional rights for ALN-TTRsc, an RNAi therapeutic currently in a Phase 2 clinical trial for the treatment of ATTR patients with TTR amyloid cardiomyopathy, which were originally granted under the 2012 Genzyme agreement, to include a co-development/co-promote license and collaboration. Genzyme also has the right to elect a co-development/co-promote license and collaboration for ALN-AT3, if they do not elect a global license and collaboration for ALN-AS1. Development costs for co-development/co-promote products, once Genzyme exercises an option, will be shared between Genzyme and us, with Genzyme responsible for fifty percent of the global development costs. In consideration for the rights granted to Genzyme under the co-development/co-promote license terms, Genzyme will be required to make payments totaling up to $75.0 million in development milestones for each of ALN-TTRsc and ALN-AT3, if selected. We could potentially earn the next development milestone payment of $25.0 million under the 2014 Genzyme collaboration based upon the initiation of the first global Phase 3 clinical trial for ALN-TTRsc. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-promote product based on annual net sales, if any, in the Genzyme Territory for such co-development/co-promote product by Genzyme, its affiliates and sublicensees. The parties will share profits equally and we will book product sales in the Alnylam Territory.

•	Global license terms – Upon opt-in, Genzyme will obtain a worldwide license to develop and commercialize the product. Genzyme can elect a global license for ALN-AS1, if they do not elect a co-development/co-promote license for ALN-AT3. Genzyme will also have one right to a global license through 2019, subject to limited extension, for a future genetic medicine program that is not one of our currently defined genetic medicine programs. Genzyme shall be responsible for one hundred percent of global development costs. In consideration for the rights granted to Genzyme under the global license terms, Genzyme will be required to make payments totaling up to $200.0 million per product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Genzyme, its affiliates and sublicensees.

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

In consideration for the rights granted to Genzyme under the master agreement and pursuant to the terms of a stock purchase agreement dated January 11, 2014, upon the closing of the equity transaction in February 2014, we sold to Genzyme 8,766,338 shares of our common stock and Genzyme paid $700.0 million in aggregate cash consideration to us. We recorded this issuance using the price of our common stock on the date the shares were issued to Genzyme. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Genzyme for the issuance of our common stock. This $51.5 million is being amortized on a straight line basis over the performance period, which is currently five years as described below. In addition, due to intraperiod tax allocation rules, upon closing of the equity transaction we recorded a benefit from income taxes of $15.2 million due to the Genzyme equity purchase being recorded in additional paid-in capital, net of tax.

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

We determined that the deliverables for the programs Genzyme is currently collaborating with us on include the licenses to our patisiran and ALN-TTRsc clinical programs, which licenses were delivered to Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs.

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

At the closing of the transaction, we paid Merck $25.0 million in cash and issued 2,142,037 shares of our common stock. We recorded this issuance using the price of our common stock on March 5, 2014, the date that these shares were issued to Merck. Based on the common stock price of $81.36, the fair value of the shares issued was $174.3 million. As a result of the cash payment and issuance of shares to Merck, we recorded a total of $199.3 million to in-process research and development expense. We issued an additional 378,007 shares of common stock to Merck on May 19, 2014 upon the completion of certain technology transfer activities during the second quarter of 2014. In the first quarter of 2014, we recorded a liability of $25.4 million associated with the then future obligation to issue these shares, based on the then current price of our common stock, which was also charged to in-process research and development expense. Upon completion of these technology transfer activities in the second quarter of 2014, we re-measured the expense recorded in connection with these shares using the then current price of our common stock, resulting in a credit of $3.9 million. We recorded a credit of $3.9 million and an expense of $220.8 million, respectively, to in-process research and development for the three and six months ended June 30, 2014 as a result of this asset acquisition. In future periods, there will be no additional charges recorded to in-process research and development related to the purchase of the Sirna RNAi assets from Merck.

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

Litigation

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation GmbH, together, Max Planck, the Whitehead Institute for Biomedical Research, or Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and the case will proceed in the United States District Court for the District of Massachusetts.

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

Our core product strategy, which we refer to as “Alnylam 5x15,” was launched in January 2011 and is focused on the development and commercialization of novel RNAi therapeutics as genetic medicines. Our genetic medicine programs are RNAi therapeutics directed towards genetically defined targets for the treatment of diseases with high unmet medical need. Under our core product strategy, we expect to have six to seven genetic medicine product candidates in clinical development, including at least two programs in Phase 3 and five to six programs with human proof of concept, by the end of 2015. We are currently advancing the following programs in clinical or pre-clinical development: patisiran (ALN-TTR02), an intravenously delivered RNAi therapeutic targeting transthyretin, or TTR, in development for the treatment of TTR-mediated amyloidosis, or ATTR, in patients with familial amyloidotic polyneuropathy, or FAP; ALN-TTRsc, a subcutaneously delivered RNAi therapeutic targeting TTR in development for the treatment of ATTR in patients with TTR cardiac amyloidosis, including familial amyloidotic cardiomyopathy, or FAC, and senile systemic amyloidosis, or SSA; ALN-AT3, an RNAi therapeutic targeting antithrombin, or AT, in development for the treatment of hemophilia and rare bleeding disorders, or RBD; ALN-CC5, an RNAi therapeutic targeting complement component C5 in development for the treatment of complement-mediated diseases; ALN-AS1, an RNAi therapeutic targeting aminolevulinate synthase-1, or ALAS-1, in development for the treatment of hepatic porphyrias, including acute intermittent porphyria, or AIP; ALN-PCSsc, an RNAi therapeutic targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, in development for the treatment of hypercholesterolemia; ALN-AAT, an RNAi therapeutic targeting alpha-1-antitrypsin, or AAT, in development for the treatment of AAT deficiency liver disease; ALN-TMP, an RNAi therapeutic targeting transmembrane protease, serine 6, or TMPRSS6, in development for the treatment of beta-thalassemia and iron-overload disorders; ALN-ANG, an RNAi therapeutic targeting angioprotein-like 3, or ANGPTL3, in development for the treatment of genetic forms of mixed hyperlipidemia and severe hypertriglyceridemia; ALN-AC3, an RNAi therapeutic targeting apolipoprotein C-III, or apoCIII, for the treatment of hypertriglyceridemia; and other yet to be disclosed programs. We are also developing ALN-HBV, an RNAi therapeutic targeting the hepatitis B virus, or HBV, genome, for the treatment of HBV infection. Our strategy is to retain development and commercial rights for our current and future genetic medicine pipeline in North America and Western Europe, while forming alliances with leading, innovative companies for the development and commercialization of these products in the rest of the world. In early 2014, we formed an alliance with Genzyme Corporation, a Sanofi company, or Genzyme, to develop and commercialize our current “Alnylam 5x15” and future genetic medicine pipeline principally in territories outside of North America and Western Europe, subject to certain broader rights. The 2014 Genzyme collaboration is described in more detail below under the heading “Strategic Alliances.”

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

In January 2014, we entered into a stock purchase agreement with Sirna Therapeutics, Inc., or Sirna, Merck Sharp & Dohme Corp., or Merck, and, for limited purposes, Merck & Co., Inc., pursuant to which we purchased from Merck all of Merck’s right, title and interest in and to all of the outstanding shares of common stock of Sirna. The Merck transaction closed in March 2014. Sirna possesses intellectual property and RNAi assets including pre-clinical therapeutic candidates, chemistry, and siRNA-conjugate and other delivery technologies that we intend to integrate into our platform for delivery of RNAi therapeutics. We did not acquire any employees, manufacturing or other facilities, developed processes or clinical-stage assets as part of the acquisition of Sirna. In consideration for the Sirna common stock, we (i) paid Merck $25.0 million in cash and (ii) agreed to issue to Merck 2,520,044 shares of our common stock, having a value of $150.0 million as calculated under the terms of the stock purchase agreement on the date of execution. At the closing in March 2014, we issued to Merck 2,142,037 shares of our common stock. We issued the remaining 378,007 shares to Merck in May 2014, upon the completion of certain technology transfer activities during the second quarter of 2014. Merck beneficially owns approximately 3% of our outstanding common stock.

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

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At June 30, 2014, we had an accumulated deficit of $891.3 million. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development and optimization of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Our most advanced core product development program, ALN-TTR, targets the TTR gene for the treatment of ATTR. ATTR is an inherited, progressively debilitating and fatal disease caused by a mutation in the TTR gene. We are advancing patisiran as our lead product candidate in our ALN-TTR program. In November 2013, we announced the initiation of our APOLLO Phase 3 clinical trial of patisiran. The APOLLO Phase 3 clinical trial is a randomized, double-blind, placebo-controlled, global study designed to evaluate the efficacy and safety of patisiran in ATTR patients with FAP. We are also conducting an open-label extension, or OLE, study of patisiran for patients treated in our Phase 2 clinical trial. The Phase 2 OLE study is designed to evaluate the long-term safety and tolerability of patisiran administration. The OLE study is measuring a number of clinical endpoints every six months, including the modified composite Neuropathy Impairment Score, termed “mNIS+7.” This score is also the primary endpoint of the Phase 3 APOLLO trial of patisiran. Of the 29 patients in the Phase 2 clinical trial, 27 have been enrolled in the Phase 2 OLE study. After up to nine months of therapy, there have been no study drug discontinuations. In April 2014, we reported preliminary results from 23 patients that were evaluable for analysis based on a data cut-off as of April 3, 2014. These results showed that the TTR knockdown observed following the first dose in the OLE study closely matched TTR knockdown shown in the Phase 2 study, with essentially superimposable pharmacodynamic effects. Moreover, repeat dosing of patisiran led to a sustained TTR knockdown of approximately 80% through up to day 168, equivalent to up to eight doses of drug, as measured in pre-dose blood samples. Repeat dosing of patisiran was found to be well tolerated, with minimal adverse events. Importantly, the incidence of infusion-related reactions was found to be significantly reduced to 2% in patients from the Phase 2 and Phase 2 OLE studies receiving study drug with a proprietary micro-dosing regimen, as compared with an incidence of 15% in patients receiving a standard infusion (p=0.03). All other reported adverse events were mild to moderate, and there were no changes in liver function tests, renal function or hematological parameters.

In addition to ALN-TTR02, we are advancing ALN-TTRsc, a subcutaneously delivered RNAi therapeutic targeting TTR for the treatment of ATTR in patients with TTR cardiac amyloidosis. ALN-TTRsc is in a Phase 2 clinical trial aimed at evaluating the tolerability and preliminary clinical activity of ALN-TTRsc in patients with FAC and SSA. Based on encouraging enrollment to date, the protocol for this study was amended to enroll up to 25 patients; the previous enrollment target had been 15. Patients completing the Phase 2 trial will be eligible to participate in an OLE study for further assessment of general tolerability and clinical activity with long-term dosing. The ALN-TTRsc Phase 2 OLE study is on track to be initiated in mid-2014. We are also evaluating additional cohorts in an ongoing Phase 1 study of ALN-TTRsc to confirm a fixed-dose regimen for further development. We plan to initiate a Phase 3 trial for ALN-TTRsc in patients with TTR cardiac amyloidosis by the end of 2014.

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

We are also developing ALN-AT3, an RNAi therapeutic targeting AT, a genetically defined target, for the treatment of hemophilia and RBD. ALN-AT3 is a novel therapeutic approach aimed at re-balancing the coagulation cascade and normalizing hemostasis in severe hemophilia A and B patients, including patients with inhibitors against their replacement factor. ALN-AT3 also has potential as a treatment for RBD patients and patients with other bleeding disorders. In January 2014, we initiated a Phase 1 clinical trial with ALN-AT3. The Phase 1 clinical trial is being conducted in the U.K. as a single- and multi-dose, dose-escalation study consisting of two parts. In May 2014, we reported positive top-line results from Part A of the ongoing Phase 1 clinical trial at the World Federation of Hemophilia 2014 World Congress. Part A, which has now been completed, was a randomized, single-blind, placebo-controlled, single-dose, dose-escalation study, intended to enroll up to 24 healthy volunteer subjects. The primary objective of this part of the clinical trial was to evaluate the safety and tolerability of a single dose of ALN-AT3, with the potential secondarily to show changes in AT plasma levels at sub-pharmacologic doses. In Part A of the Phase 1 study, human volunteer subjects received a single subcutaneous dose of ALN-AT3 and, per protocol, the maximum allowable level of AT knockdown was set at 40%. Initial results from the sole dose cohort (n=four, three:one, drug:placebo) enrolled showed that a single, low subcutaneous ALN-AT3 dose at 0.03 mg/kg resulted in an up to 28-32% knockdown of AT at nadir that was statistically significant relative to placebo (p < 0.01 by ANOVA). This resulted in a statistically significant (p < 0.01) increase in peak thrombin generation, that was temporally associated and consistent with the degree of AT knockdown. ALN-AT3 was found to be well tolerated with no significant adverse events reported. We have now transitioned to the multiple ascending dose Part B of the study, which is designed as an open-label, multi-dose, dose-escalation study enrolling up to 18 people with moderate-to-severe hemophilia A or B. The primary objective of this part of the study is to evaluate the safety and tolerability of multiple doses, specifically three doses, of subcutaneously administered ALN-AT3 in hemophilia subjects. Secondary objectives include assessment of clinical activity as determined by knockdown of circulating AT levels and increase in thrombin generation at pharmacologic doses of ALN-AT3.

The ALN-AT3 Phase 1 human study results are the first to be reported for our Enhanced Stabilization Chemistry, or ESC-GalNAc conjugate technology, which enables subcutaneous dosing with increased potency, durability and a wide therapeutic index. Further, these initial clinical results demonstrate a greater than 50-fold potency improvement with ESC-GalNAc conjugates relative to standard template chemistry conjugates.

In August 2014, we announced that the Committee for Orphan Medicinal Products of the European Medicines Agency, or EMA, has designated ALN-AT3 as an orphan medicinal product for the treatment of hemophilia A and B. Orphan Drug Designation, or ODD, by the European Commission provides regulatory and financial incentives for companies developing orphan drugs to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union, or EU. In addition to a ten-year period of marketing exclusivity in the EU after product approval, ODD provides companies with protocol assistance from the EMA during the product development phase, direct access to centralized marketing authorization and reduced regulatory fees.

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

We are also advancing several additional programs through pre-clinical development and expect to file two investigational new drug, or IND, applications, or IND equivalents, with respect to these programs in late 2014 and one IND or IND equivalent in early 2015. These programs include:

•	ALN-CC5, an RNAi therapeutic targeting the C5 component of the complement pathway for the treatment of complement-mediated diseases. We expect to file an IND or IND equivalent for ALN-CC5 in late 2014. Under the 2014 Genzyme collaboration, Genzyme will have the right to opt-in to the ALN-CC5 program after completion of Human POP to develop and commercialize the product in the Genzyme Territory. We will lead and control development and commercialization in the Alnylam Territory.

•	ALN-PCSsc, an RNAi therapeutic targeting PCSK9, in development for the treatment of hypercholesterolemia. We expect to file an IND or IND equivalent for ALN-PCSsc in late 2014. In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9, including ALN-PCSsc.

•	ALN-AS1, an RNAi therapeutic targeting ALAS-1 for the treatment of AIP. We expect to file an IND or IND equivalent for ALN-AS1 in late 2014 or early 2015. Under the 2014 Genzyme collaboration, Genzyme will have the right to opt-in to the ALN-AS1 program after completion of Human POP to either obtain a global license to ALN-AS1 for the treatment of hepatic porphyrias (subject to its development decision regarding ALN-AT3), or to develop and commercialize the product in the Genzyme Territory. In the latter case, we will lead and control development and commercialization in the Alnylam Territory.

In addition to the programs described above, we are also advancing other early-stage genetic medicine programs. These programs include: ALN-AAT, an RNAi therapeutic targeting AAT in development for the treatment of AAT deficiency liver disease; ALN-TMP, an RNAi therapeutic targeting TMPRSS6 in development for the treatment of beta-thalassemia and iron-overload disorders; ALN-ANG, an RNAi therapeutic targeting ANGPTL3 in development for the treatment of genetic forms of mixed hyperlipidemia and severe hypertriglyceridemia; ALN-AC3, an RNAi therapeutic targeting apoCIII for the treatment of hypertriglyceridemia; and other yet to be disclosed programs. In the case of ALN-AAT, we have recently selected our development candidate and expect to file an IND or IND equivalent for this program in mid-2015. Finally, in May 2014, we announced that we are also developing ALN-HBV, an RNAi therapeutic targeting the HBV genome, for the treatment of HBV infection.

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

To generate revenues from our intellectual property rights, we grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At June 30, 2014, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

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

The 2014 Genzyme collaboration is structured as an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of genetic medicines, which includes our current and future genetic medicine programs that reach Human POP by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the Genzyme Territory, together with certain broader co-development/co-promote or worldwide rights for certain products. Genzyme’s regional, co-development/co-promote and worldwide rights are structured as an opt-in that is triggered upon achievement of Human POP. We will maintain development control for all programs prior to Genzyme’s opt-in and maintain development and commercialization control after Genzyme’s opt-in for all programs in our territory.

Upon the effective date of the 2014 Genzyme collaboration, Genzyme expanded the scope of its regional license and collaboration for patisiran for the Genzyme Territory. We retain full product rights in the Alnylam Territory. We and Genzyme have also expanded our current collaboration on ALN-TTRsc, so that we and Genzyme will co-develop and co-promote ALN-TTRsc in the Alnylam Territory. We will maintain development and commercialization control with ALN-TTRsc in the Alnylam Territory. Genzyme will develop and commercialize the product in the Genzyme Territory.

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

We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property portfolio for RNAi therapeutics includes over 1,000 active cases and over 900 granted or issued patents, of which over 400 are issued or granted in the United States, the EU and Japan. We continue to seek to grow our portfolio through the creation of new technology in this field. In addition, we are very active in our evaluation of third-party technologies. To that end, we recently acquired Sirna’s RNAi assets, including an extensive patent estate. The granted patents, applications and know-how obtained through this acquisition further strengthens the breadth and depth of our intellectual property portfolio.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues from collaborators	$7,295	$8,687	$15,570	$27,329
Operating expenses	52,300	29,999	329,639	58,445
Loss from operations	(45,005)	(21,312)	(314,069)	(31,116)
Net loss	$(44,074)	$(18,169)	$(295,017)	$(27,182)

The increase in operating expenses for the six months ended June 30, 2014 resulted from a $220.8 million charge to in-process research and development expense in connection with the purchase of the Sirna RNAi assets from Merck, which is described below under the heading “In-process research and development.”

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Takeda	$5,494	$5,494	$10,987	$10,987
Monsanto	1,410	1,410	2,820	2,820
Cubist	—	—	—	9,721
Other	391	1,783	1,763	3,801

Total net revenues from collaborators	$7,295	$8,687	$15,570	$27,329

Net revenues from collaborators during the three months ended June 30, 2014 were relatively consistent with net revenues from collaborators during the three months ended June 30, 2013. Net revenues from collaborators decreased during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due primarily to the recognition of the remaining deferred revenue under the Cubist agreement of $9.7 million, due to the termination of the Cubist agreement in February 2013 and the end of our performance obligations thereunder.

We also had $59.6 million of deferred revenue at June 30, 2014, which primarily consists of payments we have received from collaborators, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Total Operating	Three Months Ended	% of Total Operating	Increase (Decrease)
	June 30, 2014	Expenses	June 30, 2013	Expenses	$	%
Research and development	$44,672	85%	$24,215	81%	$20,457	84%
In-process research and development	(3,890)	(7)%	—	0%	(3,890)	N/A
General and administrative	11,518	22%	5,784	19%	5,734	99%

Total operating expenses	$52,300	100%	$29,999	100%	$22,301	74%

	Six Months Ended	% of Total Operating	Six Months Ended	% of Total Operating	Increase (Decrease)
	June 30, 2014	Expenses	June 30, 2013	Expenses	$	%
Research and development	$88,430	27%	$46,394	79%	$42,036	91%
In-process research and development	220,766	67%	—	0%	220,766	N/A
General and administrative	20,443	6%	12,051	21%	8,392	70%

Total operating expenses	$329,639	100%	$58,445	100%	$271,194	464%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	June 30, 2014	Category	June 30, 2013	Category	$	%
Research and development
Clinical trial and manufacturing	$18,661	42%	$5,162	21%	$13,499	262%
Compensation and related	8,953	20%	6,101	25%	2,852	47%
External services	7,497	17%	4,967	21%	2,530	51%
Facilities-related	4,310	10%	3,330	14%	980	29%
Non-cash stock-based compensation	2,557	6%	2,200	9%	357	16%
Lab supplies and materials	1,381	3%	1,566	6%	(185)	(12)%
License fees	199	*	—	0%	199	N/A
Other	1,114	2%	889	4%	225	25%

Total research and development expenses	$44,672	100%	$24,215	100%	$20,457	84%

*	Indicates less than 1%

Research and development expenses increased due to additional expenses for clinical trial and manufacturing and external services during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due primarily to the significant advancement of certain of our clinical and pre-clinical programs. In addition, compensation and related expense increased during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due primarily to a significant increase in headcount during the period.

	Six Months Ended	% of Expense	Six Months Ended	% of Expense	Increase (Decrease)
	June 30, 2014	Category	June 30, 2013	Category	$	%
Research and development
Clinical trial and manufacturing	$31,413	35%	$9,194	20%	$22,219	242%
Compensation and related	18,229	21%	12,001	26%	6,228	52%
External services	10,796	12%	8,991	19%	1,805	20%
Facilities-related	8,664	10%	6,868	15%	1,796	26%
License fees	8,583	10%	584	1%	7,999	1,370%
Non-cash stock-based compensation	6,238	7%	4,287	9%	1,951	46%
Lab supplies and materials	2,714	3%	2,871	6%	(157)	(5)%
Other	1,793	2%	1,598	4%	195	12%

Total research and development expenses	$88,430	100%	$46,394	100%	$42,036	91%

Research and development expenses increased due to additional expenses for clinical trial and manufacturing and external services during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due primarily to the significant advancement of certain of our clinical and pre-clinical programs. License fees increased during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to payments to certain entities, primarily fees paid to Isis as a result of the 2014 Genzyme collaboration. In addition, compensation and related expense increased during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due primarily to a significant increase in headcount during the period.

We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies. Excluding a one-time license fee payment to Isis in the first half of 2014 as a result of the 2014 Genzyme collaboration, we expect that research and development expenses will increase slightly for the second half of 2014 as compared to the first half of 2014 as certain of our programs move into late-stage clinical development.

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

In-process research and development. For the three and six months ended June 30, 2014, we recorded a credit of $3.9 million and an expense of $220.8 million, respectively, to in-process research and development in connection with the purchase of the Sirna RNAi assets from Merck. Specifically, at the closing of the transaction, we paid Merck $25.0 million in cash and issued 2,142,037 shares of our common stock, resulting in a charge to in-process research and development expense of $199.3 million. We issued an additional 378,007 shares of common stock to Merck in May 2014 upon the completion of certain technology transfer activities during the second quarter of 2014. In the first quarter of 2014, we recorded a liability of $25.4 million associated with the then future obligation to issue these shares, which was also charged to in-process research and development expense. Upon completion of these technology transfer activities in the second quarter of 2014, we re-measured the expense recorded in connection with these shares using the then current price of our common stock, resulting in a credit of $3.9 million. In future periods, there will be no additional charges recorded to in-process research and development related to the purchase of the Sirna RNAi assets from Merck.

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	June 30, 2014	Category	June 30, 2013	Category	$	%
General and administrative
Non-cash stock-based compensation	$5,123	45%	$1,177	21%	$3,946	335%
Consulting and professional services	3,160	27%	1,990	34%	1,170	59%
Compensation and related	1,965	17%	1,720	30%	245	14%
Facilities-related	632	5%	354	6%	278	79%
Other	638	6%	543	9%	95	17%

Total general and administrative expenses	$11,518	100%	$5,784	100%	$5,734	99%

General and administrative expenses increased during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due primarily to an increase in non-cash stock-based compensation expenses. This increase was due primarily to a one-time charge recorded for certain stock options that were modified during the three months ended June 30, 2014. In addition, consulting and professional services increased during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 related to business development activities.

	Six Months Ended	% of Expense	Six Months Ended	% of Expense	Increase (Decrease)
	June 30, 2014	Category	June 30, 2013	Category	$	%
General and administrative
Non-cash stock-based compensation	$7,033	35%	$2,165	18%	$4,868	225%
Consulting and professional services	6,932	34%	4,509	37%	2,423	54%
Compensation and related	4,147	20%	3,377	28%	770	23%
Facilities-related	1,076	5%	822	7%	254	31%
Other	1,255	6%	1,178	10%	77	7%

Total general and administrative expenses	$20,443	100%	$12,051	100%	$8,392	70%

General and administrative expenses increased during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due primarily to an increase in non-cash stock-based compensation expenses. This increase was due primarily to a one-time charge recorded for certain stock options that were modified during the six months ended June 30, 2014. In addition, consulting and professional services increased during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 related to business development activities. Excluding the one-time charge recorded for a modification of certain stock options, we expect that general and administrative expenses will remain consistent for the second half of 2014 as compared to the first half of 2014.

Benefit from income taxes

Our benefit from income taxes was $0.3 million and $18.2 million for the three and six months ended June 30, 2014, respectively, as compared to $2.9 million and $3.4 million for the three and six months ended June 30, 2013, respectively. The increase during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due to the corresponding income tax benefit associated with the sale of common stock to Genzyme under the 2014 Genzyme collaboration being recorded net of tax to additional paid-in capital. In addition, we also recorded an income tax benefit for the increase in the value of our investment in Regulus that we carried at fair market value during in each period.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2014	2013
Net loss	$(295,017)	$(27,182)
Adjustments to reconcile net loss to net cash used in operating activities	221,652	8,091
Changes in operating assets and liabilities	(14,935)	(5,482)

Net cash used in operating activities	(88,300)	(24,573)
Net cash used in investing activities	(608,155)	(184,049)
Net cash provided by financing activities	724,013	182,192

Net increase (decrease) in cash and cash equivalents	27,558	(26,430)
Cash and cash equivalents, beginning of period	53,169	51,405

Cash and cash equivalents, end of period	$80,727	$24,975

Since we commenced operations in 2002, we have generated significant losses. At June 30, 2014, we had an accumulated deficit of $891.3 million. At June 30, 2014, we had cash, cash equivalents and fixed income marketable securities of $955.9 million, compared to cash, cash equivalents and fixed income marketable securities of $350.5 million at December 31, 2013, in each period excluding our investment in equity securities of Regulus.

In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of $173.6 million, after deducting underwriting discounts and commissions and other offering expenses of $11.6 million. In February 2014, in consideration for the rights granted to Genzyme under our 2014 Genzyme collaboration, we sold to Genzyme 8,766,338 shares of our common stock and Genzyme paid $700.0 million in aggregate cash consideration to us.

We invest primarily in cash equivalents, U.S. government-sponsored enterprise securities, municipal obligations, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at June 30, 2014.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the six months ended June 30, 2014, net cash used in operating activities of $88.3 million was due primarily to our net loss. For the six months ended June 30, 2013, net cash used in operating activities of $24.6 million was due primarily to our net loss. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments consist primarily of in-process research and development, stock-based compensation, depreciation and amortization.

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

Investing activities

For the six months ended June 30, 2014, net cash used in investing activities of $608.2 million was due primarily to $580.9 million of net purchases of fixed income marketable securities. For the six months ended June 30, 2013, net cash used in investing activities of $184.0 million was due primarily to $181.9 million of net purchases of fixed income marketable securities.

Financing activities

For the six months ended June 30, 2014, net cash of $724.0 million provided by financing activities was due primarily to proceeds of $723.0 million received from our issuance of common stock to Genzyme, as well as proceeds of $16.7 million from the issuance of common stock in connection with stock option exercises and other types of equity, partially offset by $15.7 million of payments for the repurchase of common stock for employee tax withholding. For the six months ended June 30, 2013, net cash provided by financing activities of $182.2 million was due primarily to proceeds of $173.6 million received from our January 2013 underwritten public offering, as well as proceeds of $8.6 million from the issuance of common stock in connection with stock option exercises and other types of equity.

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

Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:

•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	our ability to manufacture, or contract with third parties for the manufacture of, our product candidates for clinical testing and commercial sale;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. For public companies, the standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the method of adoption and the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government-sponsored enterprise securities, municipal obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2014, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $3.9 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at June 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and the case will proceed in the United States District Court for the District of Massachusetts.

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

We have experienced significant operating losses since our inception. At June 30, 2014, we had an accumulated deficit of $891.3 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:

•	our progress in demonstrating that siRNAs can be active as drugs;

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, and obtain and maintain licenses to third-party intellectual property;

•	our ability to manufacture, or contract with third parties for the manufacture of, our product candidates for clinical testing and commercial sale;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, under our shelf registration statement or otherwise, further dilution to our stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Genzyme provides Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Genzyme owns less than 7.5% of our outstanding common stock, subject to certain additional limited rights of Genzyme to maintain its ownership percentage. In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, Genzyme exercised its right to purchase an additional 344,448 shares of our common stock, and paid us $23.0 million. This purchase allowed Genzyme to maintain its ownership level of approximately 12% of our outstanding common stock. While the exercise of these rights by Genzyme has provided us with an additional $23.0 million in cash, and the exercise in the future by Genzyme may provide us with additional funding under some circumstances, this exercise has caused, and any future exercise of these rights by Genzyme will also cause further, dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets.

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

At June 30, 2014, we had $955.9 million in cash, cash equivalents and fixed income marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

For certain product candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaboration with MDCO. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop that or any other product candidate internally, or to bring any product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate revenues from these product candidates, and this will substantially harm our business.

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

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we do not control them and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us. If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third party to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to meet deadlines, our development plans may be delayed or terminated.

We have very limited manufacturing experience or resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.

We have very limited manufacturing experience. Some of our product candidates utilize specialized delivery technologies, such as lipid nanoparticle, or LNP-based formulations, whose scale-up and manufacturing could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. In order to develop products, apply for regulatory approvals and commercialize our products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Our internal manufacturing capabilities have been limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practice, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran for late-stage clinical trial use and early commercial supply.

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

In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. Failure by manufacturers to properly formulate our siRNAs for delivery could result in unusable product. Furthermore, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. Given the limited number of suppliers for our delivery technology and other materials, we have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical use and early commercial supply, and in the future, we may also develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates for human clinical use. In developing these manufacturing capabilities by building our own manufacturing facility, we have incurred substantial expenditures. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our new facility. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facility in the future, we may also need to secure alternative suppliers of patisiran formulated bulk drug product and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications approved by the FDA. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products or product candidates.

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

If we enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate or any other product candidate. For example, patisiran, ALN-TTRsc and ALN-AT3 each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective. In May 2014, we reported the first human study results for our Enhanced Stabilization Chemistry, or ESC-GalNAc conjugate technology, which enables subcutaneous dosing with increased potency, durability and a wide therapeutic index. While these initial clinical results of ALN-AT3 demonstrated a greater than 50-fold potency improvement with ESC-GalNAc conjugates relative to standard template chemistry conjugates, we cannot assure you that we will see similar results with other clinical candidates.

In addition, we, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for patisiran, due to the small population of ATTR patients suffering from FAP and the availability of existing approved treatments, as well as other investigational treatments in development. Although our RNAi therapeutics have been generally well tolerated in our clinical trials to date, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In addition, in our ALN-VSP and ALN-TTR01 Phase 1 clinical trials, we have reported an incidence of acute infusion reactions occurring in 15-20% of patients. These were graded as mild or moderate in severity and readily responded to slowing of the infusion rate; all patients completed dosing without further incident. The frequency of acute infusion reactions in our ALN-PCS02 and patisiran Phase 1 clinical trials has been less than three percent. In our ALN-PCS02 Phase 1 clinical trial, we reported the occurrence of a mild, transient rash that was observed in sixteen subjects, including four who received placebo; the incidence of this finding was the same in both placebo and drug treatment arms. In our ALN-TTRsc Phase 1 clinical trial, we observed injection site reactions in a minority of subjects receiving ALN-TTRsc or placebo. These were reported as being clinically mild and consisted of transient erythema associated in a minority of cases with edema and/or pain. In all cases, these reactions were self-limiting and resolved within approximately two hours of onset. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or the occurrence of adverse events, can result in increased costs, longer development times or termination of a clinical trial.

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

Even if we successfully complete clinical trials of our product candidates, any given product candidate may not prove to be a safe and effective treatment for the disease for which it was being tested.

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

As a manufacturer of pharmaceuticals, we are subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include:

•	the U.S. federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	the U.S. federal false claims law, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government-funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the U.S. federal Health Insurance Portability and Accountability Act, or HIPAA, and Health Information Technology for Economic and Clinical Health, or HITECH, Act, which impose requirements relating to the privacy, security, and transmission of individually identifiable health information; and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the U.S. federal Open Payments requirements under the National Physician Payment Transparency Program require that manufacturers of pharmaceutical and biological drugs covered by Medicare, Medicaid and Children’s Health Insurance Programs report all consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals;

•	pharmaceutical manufacturers are required to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required by the Patient Protection and Affordable Care Act, or PPACA, to begin tracking this information in 2013 and to report this information to The Centers for Medicare and Medicaid Services, or CMS, which began in 2014; and

•	state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security.

If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

In particular, in March 2010, the PPACA was signed into law. This new legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The new law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•	Mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•	The 340B Drug Pricing Program under the Public Health Service Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities.

•	Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

•	Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•	The new law provides that approval of an application for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, it will be easier for generic manufacturers to enter the market, which is likely to reduce the pricing for such products and could affect our profitability.

The full effects of the U.S. healthcare reform legislation cannot be known until the new law is fully implemented through regulations or guidance issued by the CMS and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including, but not limited, to the policies reflected in implementing regulations and guidance, and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The new legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States.

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

If other federal spending is reduced, any budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or National Institutes of Health to continue to function. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah is seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. In October 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss and UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. In December 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower

Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and the case will proceed in the United States District Court for the District of Massachusetts. We intend to vigorously defend ourselves in this matter, however, litigation is subject to inherent uncertainty and a court could ultimately rule against us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2014, we entered into a stock purchase agreement with Merck and, for limited purposes, Merck & Co., Inc., pursuant to which we purchased from Merck all of Merck’s right, title and interest in and to all of the outstanding shares of common stock of Sirna. As partial consideration for this acquisition, we issued to Merck shares of our common stock, 2,142,037 of which were issued at the closing of the transaction on March 5, 2014 and the remaining 378,007 of which were issued on May 19, 2014, upon the completion of certain technology transfer activities during the second quarter of 2014.

This issuance did not involve a public offering and is therefore exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS.

10.1	Amended and Restated 2004 Stock Incentive Plan.

10.2	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under Amended and Restated 2004 Stock Incentive Plan.

10.3	2009 Stock Incentive Plan, as amended.

10.4	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 2009 Stock Incentive Plan.

10.5	Form of Restricted Stock Agreement under 2009 Stock Incentive Plan.

10.6	Form of Director Nonstatutory Stock Option Agreement under 2009 Stock Incentive Plan.

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 8, 2014	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)