Form 10-Q
period 2014-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2014-11-06
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 31, 2014, the registrant had 76,931,090 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$82,721	$53,169
Marketable securities	507,927	192,701
Investment in equity securities of Regulus Therapeutics Inc.	41,286	—
Billed and unbilled collaboration receivables	384	4,248
Prepaid expenses and other current assets	10,699	3,910

Total current assets	643,017	254,028
Marketable securities	324,534	104,602
Investment in equity securities of Regulus Therapeutics Inc.	—	45,452
Property and equipment, net	18,806	16,448

Total assets	$986,357	$420,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,201	$5,896
Accrued expenses	19,799	14,160
Accrued intraperiod tax allocation	856	—
Deferred rent	723	1,112
Deferred revenue	30,270	32,696

Total current liabilities	56,849	53,864
Deferred rent, net of current portion	4,502	2,925
Deferred revenue, net of current portion	20,028	93,394
Other liabilities	500	—

Total liabilities	81,879	150,183

Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 76,677,045 shares issued and outstanding at September 30, 2014; 63,741,573 shares issued and outstanding at December 31, 2013	767	637
Additional paid-in capital	1,823,766	846,228
Accumulated other comprehensive income	15,186	19,717
Accumulated deficit	(935,241)	(596,235)

Total stockholders’ equity	904,478	270,347

Total liabilities and stockholders’ equity	$986,357	$420,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues from collaborators	$10,972	$8,991	$26,542	$36,320

Operating expenses:

Research and development (1)	46,273	34,457	134,703	80,851

In-process research and development	—	—	220,766	—

General and administrative (1)	9,898	6,768	30,341	18,819

Total operating expenses	56,171	41,225	385,810	99,670

Loss from operations	(45,199)	(32,234)	(359,268)	(63,350)

Other income (expense):

Interest income	753	290	1,779	784
Other income (expense)	524	(12)	365	(18)

Total other income	1,277	278	2,144	766

Loss before income taxes	(43,922)	(31,956)	(357,124)	(62,584)
(Provision for) benefit from income taxes	(67)	2,270	18,118	5,716

Net loss	$(43,989)	$(29,686)	$(339,006)	$(56,868)

Net loss per common share - basic and diluted	$(0.58)	$(0.48)	$(4.62)	$(0.93)

Weighted average common shares used to compute basic and diluted net loss per common share	76,408	62,416	73,375	61,103

Comprehensive loss:
Net loss	$(43,989)	$(29,686)	$(339,006)	$(56,868)
Unrealized (loss) gain on marketable securities, net of tax	(6,230)	(962)	(3,964)	11,506
Reclassification adjustment for realized gain on marketable securities included in net loss	(567)	—	(567)	—

Comprehensive loss	$(50,786)	$(30,648)	$(343,537)	$(45,362)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$3,781	$6,805	$10,019	$11,092
General and administrative	2,571	2,040	9,604	4,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(339,006)	$(56,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,585	7,602
Non-cash stock-based compensation	19,623	15,297
Charge for 401(k) company stock match	513	351
Realized gain on sale of marketable securities	(567)	—
Benefit from intraperiod tax allocation	(18,118)	(5,716)
In-process research and development	220,766	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	—	192
Billed and unbilled collaboration receivables	3,864	(505)
Prepaid expenses and other assets	(6,789)	(2,222)
Accounts payable	(826)	(1,336)
Accrued expenses and other	7,291	3,871
Deferred revenue	(24,342)	(6,954)

Net cash used in operating activities	(129,006)	(46,288)

Cash flows from investing activities:
Purchases of property and equipment	(5,435)	(3,128)
Purchases of marketable securities	(852,673)	(335,197)
Sales and maturities of marketable securities	312,859	151,772
Payment for asset acquisition	(25,000)	—

Net cash used in investing activities	(570,249)	(186,553)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	21,735	19,819
Proceeds from issuance of common stock, net of offering costs	—	173,572
Proceeds from issuance of common stock to Genzyme	723,037	—
Payments for repurchase of common stock for employee tax withholding	(15,965)	(115)

Net cash provided by financing activities	728,807	193,276

Net increase (decrease) in cash and cash equivalents	29,552	(39,565)
Cash and cash equivalents, beginning of period	53,169	51,405

Cash and cash equivalents, end of period	$82,721	$11,840

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

The following table sets forth for each period presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At September 30,
	2014	2013

Options to purchase common stock	8,082	8,021
Unvested restricted common stock	31	593

	8,113	8,614

Public Offering

In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of $173.6 million, after deducting underwriting discounts and commissions and other offering expenses of $11.6 million.

Fair Value Measurements

The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following tables present information about our assets that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices (adjusted), interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value hierarchy level is determined by the lowest level of significant input. Financial assets measured at fair value on a recurring basis are summarized as follows, in thousands:

Description	At September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$68,639	$68,639	$—	$—
Marketable securities (fixed income):
Corporate notes	658,282	—	658,282	—
U.S. government-sponsored enterprise securities	51,082	—	51,082	—
Municipal debt securities	9,011	—	9,011	—
Commercial paper	107,320	—	107,320	—
Certificates of deposit	6,766	—	6,766	—
Marketable securities (Regulus equity holdings)	41,286	41,286	—	—

Total	$942,386	$109,925	$832,461	$—

Description	At December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$32,571	$32,571	$—	$—
Marketable securities (fixed income):
Corporate notes	228,462	—	228,462	—
U.S. government-sponsored enterprise securities	56,863	—	56,863	—
Commercial paper	11,978	—	11,978	—
Marketable securities (Regulus equity holdings)	45,452	45,452	—	—

Total	$375,326	$78,023	$297,303	$—

During the nine months ended September 30, 2014, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Investments in Marketable Securities

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At September 30, 2014, the balance in our accumulated other comprehensive income was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income. We recognized $0.6 million of realized gains from sales of our Regulus available-for-sale securities as other income on our condensed consolidated statements of comprehensive loss during the three and nine month periods ended September 30, 2014. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive loss. We did not record any impairment charges related to our fixed income marketable securities during the current period. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of money market funds.

In the fourth quarter of 2012, we began accounting for our investment in Regulus as an available-for-sale marketable security. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. Upon sales of our available-for-sale marketable securities, we apply the aggregate portfolio approach. As a result, the disproportionate tax effect remains in accumulated other comprehensive income as long as we maintain an investment portfolio.

The following tables summarize the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at September 30, 2014 and 2013 and the activity for the three months ended September 30, 2014 and 2013, in thousands:

Description	At June 30, 2014	Sales of Regulus Shares During Three Months Ended September 30, 2014	All Other Activity During Three Months Ended September 30, 2014	Balance at September 30, 2014
Carrying value	$12,449	$(214)	$—	$12,235
Accumulated other comprehensive income, before tax	37,001	(567)	(7,383)	29,051

Investment in equity securities of Regulus, as reported	$49,450	$(781)	$(7,383)	$41,286

Accumulated other comprehensive income, before tax	$37,001	$(567)	$(7,383)	$29,051
Intraperiod tax allocation recorded as a benefit from income taxes	(14,582)	—	1,315	(13,267)
Intraperiod tax allocation recorded as an accrued liability	(292)	—	292	—

Accumulated other comprehensive income, net of tax	$22,127	$(567)	$(5,776)	$15,784

Description	At June 30, 2013	Sales of Regulus Shares During Three Months Ended September 30, 2013	All Other Activity During Three Months Ended September 30, 2013	Balance at September 30, 2013
Carrying value	$12,449	$—	$—	$12,449
Accumulated other comprehensive income, before tax	47,887	—	(2,337)	45,550

Investment in equity securities of Regulus, as reported	$60,336	$—	$(2,337)	$57,999

Accumulated other comprehensive income, before tax	$47,887	$—	$(2,337)	$45,550
Intraperiod tax allocation recorded as a benefit from income taxes	(14,018)	—	(2,270)	(16,288)
Intraperiod tax allocation recorded as an accrued liability	(5,232)	—	3,209	(2,023)

Accumulated other comprehensive income, net of tax	$28,637	$—	$(1,398)	$27,239

The following tables summarize the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at September 30, 2014 and 2013 and the activity for the nine months ended September 30, 2014 and 2013, in thousands:

Description	At December 31, 2013	Sales of Regulus Shares During Nine Months Ended September 30, 2014	All Other Activity During Nine Months Ended September 30, 2014	Balance at September 30, 2014
Carrying value	$12,449	$(214)	$—	$12,235
Accumulated other comprehensive income, before tax	33,003	(567)	(3,385)	29,051

Investment in equity securities of Regulus, as reported	$45,452	$(781)	$(3,385)	$41,286

Accumulated other comprehensive income, before tax	$33,003	$(567)	$(3,385)	$29,051
Intraperiod tax allocation recorded as a benefit from income taxes	(13,267)	—	—	(13,267)
Intraperiod tax allocation recorded as an accrued liability	—	—	—	—

Accumulated other comprehensive income, net of tax	$19,736	$(567)	$(3,385)	$15,784

Description	At December 31, 2012	Sales of Regulus Shares During Nine Months Ended September 30, 2013	All Other Activity During Nine Months Ended September 30, 2013	Balance at September 30, 2013
Carrying value	$12,449	$—	$—	$12,449
Accumulated other comprehensive income, before tax	26,299	—	19,251	45,550

Investment in equity securities of Regulus, as reported	$38,748	$—	$19,251	$57,999

Accumulated other comprehensive income, before tax	$26,299	$—	$19,251	$45,550
Intraperiod tax allocation recorded as a benefit from income taxes	(10,572)	—	(5,716)	(16,288)
Intraperiod tax allocation recorded as an accrued liability	—	—	(2,023)	(2,023)

Accumulated other comprehensive income, net of tax	$15,727	$—	$11,512	$27,239

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at September 30, 2014 and December 31, 2013, in thousands:

	At September 30, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes (Due within 1 year)	$378,855	$67	$(84)	$378,838
Corporate notes (Due after 1 year through 2 years)	279,967	10	(533)	279,444
U.S. government-sponsored enterprise securities (Due within 1 year)	15,000	3	—	15,003
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	36,155	1	(77)	36,079
Commercial paper (Due within 1 year)	107,314	9	(3)	107,320
Municipal debt securities (Due after 1 year through 2 years)	9,002	9	—	9,011

Certificates of deposit (Due within 1 year)	6,766	—	—	6,766

Total	$833,059	$99	$(697)	$832,461

	At December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes (Due within 1 year)	$154,175	$33	$(46)	$154,162
Corporate notes (Due after 1 year through 2 years)	74,312	23	(35)	74,300
U.S. government-sponsored enterprise securities (Due within 1 year)	26,553	8	—	26,561
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	30,300	2	—	30,302
Commercial paper (Due within 1 year)	11,983	—	(5)	11,978

Total	$297,323	$66	$(86)	$297,303

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

In June 2014, the FASB issued guidance that share-based payment awards with performance targets that affect vesting and could be achieved after the requisite service period should be accounted for as performance conditions. As a result, performance targets are not reflected in estimating the award’s grant date fair value. Stock-based compensation expense is recognized over the requisite service period if the achievement of the performance condition is probable. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the standard will have an impact on our condensed consolidated financial statements and related disclosures since our accounting for share-based payment awards with performance targets is consistent with this guidance.

2. SIGNIFICANT AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Takeda	$5,494	$5,494	$16,481	$16,481
Monsanto	3,400	1,410	6,220	4,230
Cubist	—	—	—	9,721
Other	2,078	2,087	3,841	5,888

Total net revenues from collaborators	$10,972	$8,991	$26,542	$36,320

Product Alliances

Genzyme Collaboration

In January 2014, we entered into a global, strategic collaboration with Genzyme Corporation, a Sanofi company, or Genzyme, to discover, develop and commercialize RNA interference, or RNAi, therapeutics as genetic medicines to treat orphan diseases. The 2014 Genzyme collaboration is governed by a master collaboration agreement, dated January 11, 2014, by and between us and Genzyme, which became effective in February 2014 upon the closing of the equity transaction, described below. The master agreement superseded and replaced the previous collaboration between us and Genzyme entered into in October 2012 to develop and commercialize RNAi therapeutics targeting transthyretin, or TTR, for the treatment of transthyretin-mediated amyloidosis, or ATTR, including patisiran (ALN-TTR02) and revusiran (the recommended International Nonproprietary Name for ALN-TTRsc).

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

•	Co-development/co-promote license terms – Upon opt-in, Alnylam will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize the product in the Genzyme Territory, and will co-promote the product in the Alnylam Territory. Upon the effective date of the 2014 Genzyme collaboration, Genzyme expanded its regional rights for revusiran, an RNAi therapeutic currently in a Phase 2 clinical trial for the treatment of ATTR patients with TTR amyloid cardiomyopathy, which were originally granted under the 2012 Genzyme agreement, to include a co-development/co-promote license and collaboration. Genzyme also has the right to elect a co-development/co-promote license and collaboration for ALN-AT3, if they do not elect a global license and collaboration for ALN-AS1. Development costs for co-development/co-promote products, once Genzyme exercises an option, will be shared between Genzyme and us, with Genzyme responsible for fifty percent of the global development costs. In consideration for the rights granted to Genzyme under the co-development/co-promote license terms, Genzyme will be required to make payments totaling up to $75.0 million in development milestones for each of revusiran and ALN-AT3, if selected. We could potentially earn the next development milestone payment of $25.0 million under the 2014 Genzyme collaboration based upon the initiation of the first global Phase 3 clinical trial for revusiran. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-promote product based on annual net sales, if any, in the Genzyme Territory for such co-development/co-promote product by Genzyme, its affiliates and sublicensees. The parties will share profits equally and we will book product sales in the Alnylam Territory.

•	Global license terms – Upon opt-in, Genzyme will obtain a worldwide license to develop and commercialize the product. Genzyme can elect a global license for ALN-AS1, if they do not elect a co-development/co-promote license for ALN-AT3. Genzyme will also have one right to a global license through 2019, subject to limited extension, for a future genetic medicine program that is not one of our currently defined genetic medicine programs. Genzyme shall be responsible for one hundred percent of global development costs. In consideration for the rights granted to Genzyme under the global license terms, Genzyme will be required to make payments totaling up to $200.0 million per product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Genzyme, its affiliates and sublicensees.

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

We determined that the deliverables for the programs Genzyme is currently collaborating with us on include the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of account. When multiple deliverables are accounted for as a single unit of account, we base our revenue recognition model on the final deliverable. Under the 2014 Genzyme collaboration, the last deliverables for patisiran and revusiran are expected to be completed within five years.

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

Platform Alliance

Monsanto Alliance

In August 2012, we and Monsanto Company, or Monsanto, entered into a license and collaboration agreement pursuant to which we granted to Monsanto a worldwide, exclusive, royalty bearing right and license, including the right to grant sublicenses, to our RNAi platform technology and intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture.

In September 2014, we and Monsanto mutually determined not to pursue the discovery collaboration originally contemplated under the terms of the Monsanto agreement. Accordingly, Monsanto will not be required to pay us the final milestone of $1.0 million under the Monsanto agreement. There are no remaining milestones under the Monsanto agreement.

Under the Monsanto agreement, the last deliverable expected to be completed was the discovery collaboration, which was originally to be completed within five years. Therefore, prior to the September 2014 amendment, we were recognizing revenue under the Monsanto agreement on a straight-line basis over five years. However, as a result of the September 2014 amendment, we have determined that the final deliverable in the collaboration is the technology transfer activities, know-how exchange and access to intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. Consequently, we are now recognizing the remaining deferred revenue of $16.8 million at the date of the amendment on a prospective basis from September 2014 through February 2015, the date which is the end of the 30 month obligation, which excludes $5.0 million related to a potential refund due to Monsanto under certain circumstances pursuant to the original terms of the Monsanto agreement. We will continue to recognize this revenue on a straight-line basis over the remaining obligation period. We cannot use a proportional performance model since we are unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the potential effort required is unknown. At September 30, 2014, deferred revenue under the Monsanto agreement was $19.4 million, of which $14.4 million will be recognized through February 2015 and $5.0 million will be recognized when the potential refund obligation ceases and can be considered fixed or determinable.

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

At the closing of the transaction, we paid Merck $25.0 million in cash and issued 2,142,037 shares of our common stock. We recorded this issuance using the price of our common stock on March 5, 2014, the date that these shares were issued to Merck. Based on the common stock price of $81.36, the fair value of the shares issued was $174.3 million. As a result of the cash payment and issuance of shares to Merck, we recorded a total of $199.3 million to in-process research and development expense. We issued an additional 378,007 shares of common stock to Merck on May 19, 2014 upon the completion of certain technology transfer activities during the second quarter of 2014. In the first quarter of 2014, we recorded a liability of $25.4 million associated with the then future obligation to issue these shares, based on the then current price of our common stock, which was also charged to in-process research and development expense. Upon completion of these technology transfer activities in the second quarter of 2014, we re-measured the expense recorded in connection with these shares using the then current price of our common stock, resulting in a credit of $3.9 million. We recorded an expense of $220.8 million to in-process research and development for the nine months ended September 30, 2014 as a result of this asset acquisition. In future periods, there will be no additional charges recorded to in-process research and development related to the purchase of the Sirna RNAi assets from Merck.

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

Litigation

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation GmbH, together, Max Planck, the Whitehead Institute for Biomedical Research, or Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the United States District Court for the District of Massachusetts for trial, which is now scheduled to begin on November 2, 2015.

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

Our core product strategy, which we refer to as “Alnylam 5x15,” was launched in January 2011 and is focused on the development and commercialization of novel RNAi therapeutics as genetic medicines. Our genetic medicine programs are RNAi therapeutics directed towards genetically defined targets for the treatment of diseases with high unmet medical need. Under our core product strategy, we expect to have six to seven genetic medicine product candidates in clinical development, including at least two programs in Phase 3 and five to six programs with human proof of concept, by the end of 2015. We are currently advancing the following investigational candidates in clinical or pre-clinical development:

•	patisiran (ALN-TTR02), an intravenously delivered RNAi therapeutic targeting transthyretin, or TTR, in development for the treatment of TTR-mediated amyloidosis, or ATTR, in patients with familial amyloidotic polyneuropathy, or FAP;

•	revusiran (the recommended International Nonproprietary Name for ALN-TTRsc), a subcutaneously delivered RNAi therapeutic targeting TTR in development for the treatment of ATTR in patients with TTR cardiac amyloidosis, including familial amyloidotic cardiomyopathy, or FAC, and senile systemic amyloidosis, or SSA;

•	ALN-AT3, an RNAi therapeutic targeting antithrombin, or AT, in development for the treatment of hemophilia and rare bleeding disorders, or RBD;

•	ALN-CC5, an RNAi therapeutic targeting complement component C5 in development for the treatment of complement-mediated diseases;

•	ALN-AS1, an RNAi therapeutic targeting aminolevulinate synthase-1, or ALAS-1, in development for the treatment of hepatic porphyrias, including acute intermittent porphyria, or AIP;

•	ALN-PCSsc, an RNAi therapeutic targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, in development for the treatment of hypercholesterolemia;

•	ALN-AAT, an RNAi therapeutic targeting alpha-1-antitrypsin, or AAT, in development for the treatment of AAT deficiency-associated liver disease;

•	ALN-HBV, an RNAi therapeutic targeting the hepatitis B virus, or HBV, genome, in development for the treatment of HBV infection;

•	ALN-TMP, an RNAi therapeutic targeting transmembrane protease, serine 6, or TMPRSS6, in development for the treatment of beta-thalassemia and iron-overload disorders;

•	ALN-ANG, an RNAi therapeutic targeting angioprotein-like 3, or ANGPTL3, in development for the treatment of genetic forms of mixed hyperlipidemia and severe hypertriglyceridemia;

•	ALN-AC3, an RNAi therapeutic targeting apolipoprotein C-III, or apoCIII, in development for the treatment of hypertriglyceridemia;

•	ALN-AGT, an RNAi therapeutic targeting angiotensinogen, or AGT, in development for the treatment of hypertensive disorders of pregnancy, including preeclampsia;

•	ALN-GO1, an RNAi therapeutic targeting glycolate oxidase, or GO, in development for the treatment of primary hyperoxaluria type 1, or PH1; and

•	other yet to be disclosed programs.

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

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. In 2007, we and Isis established Regulus Therapeutics Inc., or Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. In October 2012, Regulus completed its initial public offering and, as of the closing on November 3, 2014 of Regulus’ recent public offering, we own approximately 12% of Regulus’ outstanding common stock.

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

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At September 30, 2014, we had an accumulated deficit of $935.2 million. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the development and optimization of drug delivery technologies and clinical trial costs, extension of the capabilities of our technology platform, including through business initiatives, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Our most advanced core product development program, ALN-TTR, targets the TTR gene for the treatment of ATTR. ATTR is an inherited, progressively debilitating and fatal disease caused by a mutation in the TTR gene. We are advancing patisiran as our lead investigational product candidate in our ALN-TTR program. In November 2013, we announced the initiation of our APOLLO Phase 3 clinical trial of patisiran. The APOLLO Phase 3 clinical trial is a randomized, double-blind, placebo-controlled, global study designed to evaluate the efficacy and safety of patisiran in ATTR patients with FAP. We are also conducting a Phase 2 open-label extension, or OLE, study of patisiran for patients treated in our two dose, Phase 2 clinical trial. The Phase 2 OLE study is designed to evaluate the long-term safety and tolerability of patisiran administration. The OLE study is measuring a number of clinical endpoints every six months, including the modified composite Neuropathy Impairment Score, termed “mNIS+7.” This score is also the primary endpoint of the Phase 3 APOLLO trial of patisiran. Of the 29 patients in the Phase 2 clinical trial, 27 have been enrolled in the Phase 2 OLE study and as of September 30, 2014, 19 patients had received at least six months of treatment with patisiran in the study. The initial results from the ongoing open-label study showed that after six months of treatment, neuropathy impairment scores were essentially unchanged from baseline values. Specifically, there was a mean decrease in mNIS+7 of 0.95 points (N=19), which compares favorably to the increase in mNIS+7 of seven to ten points estimated at six months from historical data sets in untreated FAP patients with similar baseline characteristics. Similar results were observed for the change in Neuropathy Impairment Score, or NIS, where there was a mean increase of 0.22 points at six months (N=20). The stabilization in mNIS+7 was similar in patients with or without concurrent use of TTR tetramer stabilizers. Repeat dosing of patisiran achieved sustained TTR knockdown at the 80% target level for over nine months, and an up to 89.6% level of TTR knockdown was achieved in post-dose measurements. A similar degree of TTR knockdown was observed in patients with or without concurrent use of TTR tetramer stabilizers. There was no significant evidence for disease progression in other clinical assessments, including those from a subgroup of patients with cardiac disease.

Patisiran administration was found to be generally well tolerated in FAP patients (N=27), with minimal adverse events reported for a period of up to one year. As of the time of the data cutoff on September 8, 2014, 282 doses had been administered with a median of 11 doses per patient. Mean treatment duration was seven months and the longest treatment duration was out to one year. There were no drug-related serious adverse events. Infusion-related reactions were infrequent (14.8%), mild in severity, and did not result in any discontinuations. Two patients experienced serious adverse events regarded as being unrelated to patisiran. Specifically, both patients had fractures with subsequent osteonecrosis, and have continued participation in the study. All other reported adverse events were mild to moderate, and there were no clinically significant changes in liver function tests, renal function tests, or other laboratory or hematological parameters.

In addition to patisiran, we are advancing revusiran, an investigational subcutaneously delivered RNAi therapeutic targeting TTR for the treatment of ATTR in patients with TTR cardiac amyloidosis. We recently announced the completion of enrollment in our Phase 2 clinical trial of revusiran aimed at evaluating the tolerability and preliminary clinical activity of revusiran in patients with FAC and SSA. In this study, revusiran was administered for a total of five weeks, with a total of 26 patients enrolled. Patients completing the Phase 2 trial will be eligible to participate in an OLE study that was recently opened for enrollment. The OLE study will evaluate the safety and tolerability of long-term dosing with revusiran for up to two years, and will also measure effects of treatment toward a number of clinical endpoints, including mortality, hospitalization and six-minute walk distance, in addition to cardiac amyloid burden and function, and cardiac biomarkers.

We are also evaluating additional cohorts in an ongoing Phase 1 study of revusiran in healthy volunteers to confirm a fixed-dose regimen for further development. In October 2014, we presented updated data from the Phase 1 trial of revusiran conducted in healthy volunteers. Initial results presented in September 2013 showed robust, consistent and statistically significant (p < 0.01) knockdown of serum TTR protein levels of up to 94%. The new results included TTR knockdown data for an additional cohort (N=6) receiving doses of 7.5 mg/kg, showing a mean maximum TTR knockdown of 87.9% and a maximum TTR knockdown of 96.2%. Revusiran was generally well tolerated in this study with mild or moderate injection site reactions as the most frequent adverse event, consistent with results from previous cohorts. We plan to initiate a Phase 3 trial for revusiran in patients with TTR cardiac amyloidosis by the end of 2014, and we recently announced that we have completed discussions with the United States Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, regarding the design of this trial.

Under the 2014 Genzyme collaboration, we will lead development and commercialization of patisiran in North America and Western Europe, referred to as the Alnylam Territory, while Genzyme will develop and commercialize the product in the rest of the world, referred to as the Genzyme Territory. In addition, under this collaboration, we and Genzyme have agreed to co-develop and co-commercialize revusiran in the Alnylam Territory, with Genzyme developing and commercializing the product in the Genzyme Territory. This broadened relationship on revusiran is aimed at expanding and accelerating the product’s potential global value.

We are also developing ALN-AT3, an investigational RNAi therapeutic targeting AT, a genetically defined target, for the treatment of hemophilia and RBD. ALN-AT3 is a novel therapeutic approach aimed at re-balancing the coagulation cascade and normalizing hemostasis in severe hemophilia A and B patients, including patients with inhibitors against their replacement factor. ALN-AT3 also has potential as a treatment for RBD patients and patients with other bleeding disorders. In January 2014, we initiated a Phase 1 clinical trial with ALN-AT3. The Phase 1 clinical trial is being conducted in the U.K. as a single- and multi-dose, dose-escalation study consisting of two parts. In May 2014, we reported positive top-line results from Part A of the ongoing Phase 1 clinical trial at the World Federation of Hemophilia 2014 World Congress. Part A, which has now been completed, was a randomized, single-blind, placebo-controlled, single-dose, dose-escalation study, intended to enroll up to 24 healthy volunteer subjects. The primary objective of this part of the clinical trial was to evaluate the safety and tolerability of a single dose of ALN-AT3, with the potential secondarily to show changes in AT plasma levels at sub-pharmacologic doses. In Part A of the Phase 1 study, human volunteer subjects received a single subcutaneous dose of ALN-AT3 and, per protocol, the maximum allowable level of AT knockdown was set at 40%. Initial results from the sole dose cohort (n=four, three-to-one, drug-to-placebo) enrolled showed that a single, low subcutaneous ALN-AT3 dose at 0.03 mg/kg resulted in an up to 28-32% knockdown of AT at nadir that was statistically significant relative to placebo (p < 0.01 by ANOVA). This resulted in a statistically significant (p < 0.01) increase in peak thrombin generation, that was temporally associated and consistent with the degree of AT knockdown. ALN-AT3 was found to be generally well tolerated with no significant adverse events reported. The ongoing multiple ascending dose Part B of the study is designed as an open-label, multi-dose, dose-escalation study enrolling up to 18 people with moderate-to-severe hemophilia A or B. The primary objective of this part of the study is to evaluate the safety and tolerability of multiple doses, specifically three doses, of subcutaneously administered ALN-AT3 in hemophilia subjects. Secondary objectives include assessment of clinical activity as determined by knockdown of circulating AT levels and increase in thrombin generation at pharmacologic doses of ALN-AT3.

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

In August 2014, we announced that the Committee for Orphan Medicinal Products of the EMA has designated ALN-AT3 as an orphan medicinal product for the treatment of hemophilia A and B. Orphan Drug Designation, or ODD, by the European Commission provides regulatory and financial incentives for companies developing orphan drugs to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU. In addition to a ten-year period of marketing exclusivity in the EU after product approval, ODD provides companies with protocol assistance from the EMA during the product development phase, direct access to centralized marketing authorization and reduced regulatory fees.

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

In November 2014, we announced the approval of our clinical trial application, or CTA, by the U.K. Medicines and Healthcare Products Regulatory Agency to initiate a Phase 1 clinical trial with ALN-PCSsc, an investigational agent for the treatment of hypercholesterolemia. ALN-PCSsc is a subcutaneously administered RNAi therapeutic targeting the gene PCSK9, a target validated by human genetics that is involved in the metabolism of low-density lipoprotein cholesterol, LDL-C or “bad” cholesterol. The Phase 1 trial of ALN-PCSsc will be conducted in the U.K. as a randomized, single-blind, placebo-controlled, single- and multi-dose, dose-escalation study. The planned Phase 1 trial is designed to enroll up to 76 healthy volunteer subjects with elevated baseline LDL-C (≥ 100 mg/dL), with subjects randomized three-to-one, drug-to-placebo. The study will be performed in two phases: a single ascending dose, or SAD, phase and a multiple dose, or MD, phase. In the MD phase, subjects will receive two doses of either ALN-PCSsc or placebo, administered four weeks apart. The MD phase will also include subjects both on and off statin co-medication. The primary objective of the Phase 1 study is to evaluate the safety and tolerability of ALN-PCSsc. Secondary objectives include assessment of clinical activity as determined by knockdown of plasma PCSK9 levels and serum LDL-C levels, as well as pharmacokinetics of ALN-PCSsc. We expect to initiate this Phase 1 study in late 2014 or early 2015. ALN-PCSsc is our third GalNAc-siRNA conjugate to enter a clinical development stage, and the second program using our ESC-GalNAc technology.

In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9, including ALN-PCSsc.

We are also advancing several additional programs through pre-clinical development and expect to file two investigational new drug, or IND, applications, or IND equivalents, with respect to these programs in late 2014 or early 2015. These programs include:

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

In addition to the programs described above, we are also advancing other early-stage genetic medicine programs. These programs include: ALN-AAT, an RNAi therapeutic targeting AAT in development for the treatment of AAT deficiency-associated liver disease; ALN-HBV, an RNAi therapeutic targeting the HBV genome in development for the treatment of HBV infection; ALN-TMP, an RNAi therapeutic targeting TMPRSS6 in development for the treatment of beta-thalassemia and iron-overload disorders; ALN-ANG, an RNAi therapeutic targeting ANGPTL3 in development for the treatment of genetic forms of mixed hyperlipidemia and severe hypertriglyceridemia; ALN-AC3, an RNAi therapeutic targeting apoCIII in development for the treatment of hypertriglyceridemia; ALN-AGT, an RNAi therapeutic targeting AGT in development for the treatment of hypertensive disorders of pregnancy, including preeclampsia; ALN-GO1, an RNAi therapeutic targeting GO in development for the treatment of PH1; and other yet to be disclosed programs. In the case of ALN-AAT, we have selected our development candidate and expect to file an IND or IND equivalent for this program in mid-2015.

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

To generate revenues from our intellectual property rights, we grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest near-term revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. At September 30, 2014, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

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

Upon the effective date of the 2014 Genzyme collaboration, Genzyme expanded the scope of its regional license and collaboration for patisiran for the Genzyme Territory. We retain full product rights in the Alnylam Territory. We and Genzyme have also expanded our current collaboration on revusiran, so that we and Genzyme will co-develop and co-promote revusiran in the Alnylam Territory. We will maintain development and commercialization control with revusiran in the Alnylam Territory. Genzyme will develop and commercialize the product in the Genzyme Territory.

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

Monsanto Alliance. In August 2012, we and Monsanto entered into a license and collaboration agreement pursuant to which we granted to Monsanto a worldwide, exclusive, royalty bearing right and license, including the right to grant sublicenses, to our RNAi platform technology and intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture.

In September 2014, we and Monsanto mutually determined not to pursue the discovery collaboration originally contemplated under the terms of the Monsanto agreement. Accordingly, Monsanto will not be required to pay us the final milestone of $1.0 million under the Monsanto agreement. There are no remaining milestones under the Monsanto agreement.

microRNA Therapeutics

Regulus. In September 2007, we and Isis established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Regulus leverages our and Isis’ technologies, know-how and intellectual property relating to microRNA therapeutics.

Regulus, which initially was established as a limited liability company, converted to a C corporation as of January 2, 2009 and changed its name to Regulus Therapeutics Inc. In consideration for our and Isis’ initial interests in Regulus, we and Isis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team, some of whom have options to purchase common stock of Regulus. Members of the board of directors of Regulus who are our employees or Isis’ employees have not been eligible to receive options to purchase Regulus common stock. In October 2012, Regulus completed an initial public offering. As of the closing on November 3, 2014 of Regulus’ recent public offering, we own approximately 12% of Regulus’ outstanding common stock.

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

Regulus has entered into a number of strategic alliances with leading pharmaceutical companies, including Sanofi, Biogen Idec and AstraZeneca PLC. Each of Alnylam and Isis is entitled to receive specified sublicense income in connection with certain collaborative agreements entered into by Regulus, as well as royalties on net sales, if any, of certain products developed by Regulus or its collaborators, in each case subject to the terms and conditions of the license and collaboration agreement among Regulus, Isis and Alnylam.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues from collaborators	$10,972	$8,991	$26,542	$36,320
Operating expenses	56,171	41,225	385,810	99,670
Loss from operations	(45,199)	(32,234)	(359,268)	(63,350)
Net loss	$(43,989)	$(29,686)	$(339,006)	$(56,868)

The increase in operating expenses for the nine months ended September 30, 2014 resulted from a $220.8 million charge to in-process research and development expense in connection with the purchase of the Sirna RNAi assets from Merck, which is described below under the heading “In-process research and development.”

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Takeda	$5,494	$5,494	$16,481	$16,481
Monsanto	3,400	1,410	6,220	4,230
Cubist	—	—	—	9,721
Other	2,078	2,087	3,841	5,888

Total net revenues from collaborators	$10,972	$8,991	$26,542	$36,320

Net revenues from collaborators during the three months ended September 30, 2014 were relatively consistent with net revenues from collaborators during the three months ended September 30, 2013. Net revenues from collaborators decreased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due primarily to the recognition of the remaining deferred revenue under the Cubist agreement of $9.7 million, due to the termination of the Cubist agreement in February 2013 and the end of our performance obligations thereunder. For the fourth quarter of 2014, we expect net revenues from collaborators to increase as compared to the amount recorded for the third quarter of 2014 due to an amendment to the Monsanto agreement resulting in the accelerated recognition of the deferred revenue balance at the date of the amendment. Under the amendment to the Monsanto agreement, we will recognize revenue of $8.8 million and $5.6 million, during the three months ending December 31, 2014 and March 31, 2015, respectively, and the remaining $5.0 million of deferred revenues will be recorded upon the cessation of a potential refund obligation under the original Monsanto agreement.

We had $50.3 million of deferred revenue at September 30, 2014, which primarily consists of payments we have received from collaborators, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30, 2014	% of Total Operating Expenses	Three Months Ended September 30, 2013	% of Total Operating Expenses	Increase (Decrease)
					$	%
Research and development	$46,273	82%	$34,457	84%	$11,816	34%
General and administrative	9,898	18%	6,768	16%	3,130	46%

Total operating expenses	$56,171	100%	$41,225	100%	$14,946	36%

	Nine Months Ended September 30, 2014	% of Total Operating Expenses	Nine Months Ended September 30, 2013	% of Total Operating Expenses	Increase (Decrease)
					$	%
Research and development	$134,703	35%	$80,851	81%	$53,852	67%
In-process research and development	220,766	57%	—	0%	220,766	N/A
General and administrative	30,341	8%	18,819	19%	11,522	61%

Total operating expenses	$385,810	100%	$99,670	100%	$286,140	287%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30, 2014	% of Expense Category	Three Months Ended September 30, 2013	% of Expense Category	Increase (Decrease)
					$	%
Research and development
Clinical trial and manufacturing	$17,643	38%	$12,198	35%	$5,445	45%
Compensation and related	9,722	21%	6,226	18%	3,496	56%
External services	7,510	16%	3,399	10%	4,111	121%
Facilities-related	4,751	11%	3,755	11%	996	27%
Non-cash stock-based compensation	3,781	8%	6,805	20%	(3,024)	(44)%
Lab supplies and materials	1,745	4%	1,154	3%	591	51%
License fees	216	*	222	1%	(6)	(3)%
Other	905	2%	698	2%	207	30%

Total research and development expenses	$46,273	100%	$34,457	100%	$11,816	34%

*	Indicates less than 1%

Research and development expenses increased due to additional expenses for clinical trial and manufacturing and external services during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to the significant advancement of certain of our clinical and pre-clinical programs. In addition, compensation and related expenses increased during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to a significant increase in headcount during the period. The decrease in non-cash stock-based compensation expense is due primarily to the granting of stock options that immediately vested upon grant in the third quarter of 2013.

	Nine Months Ended September 30, 2014	% of Expense Category	Nine Months Ended September 30, 2013	% of Expense Category	Increase (Decrease)
					$	%
Research and development
Clinical trial and manufacturing	$49,056	36%	$21,392	26%	$27,664	129%
Compensation and related	27,951	21%	18,227	23%	9,724	53%
External services	18,306	14%	12,390	15%	5,916	48%
Facilities-related	13,415	10%	10,622	13%	2,793	26%
Non-cash stock-based compensation	10,019	7%	11,092	14%	(1,073)	(10)%
License fees	8,799	7%	810	1%	7,989	986%
Lab supplies and materials	4,459	3%	4,025	5%	434	11%
Other	2,698	2%	2,293	3%	405	18%

Total research and development expenses	$134,703	100%	$80,851	100%	$53,852	67%

Research and development expenses increased due to additional expenses for clinical trial and manufacturing and external services during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due primarily to the significant advancement of certain of our clinical and pre-clinical programs. In addition, compensation and related expense increased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due primarily to a significant increase in headcount during the period. License fees increased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to payments to certain entities, primarily fees paid to Isis as a result of the 2014 Genzyme collaboration.

We expect to continue to devote a substantial portion of our resources to research and development expenses as we continue development of our and our collaborators’ product candidates and focus on continuing to develop drug delivery-related technologies. For the fourth quarter of 2014, we expect that research and development expenses will increase slightly as compared to the third quarter of 2014 based on late-stage clinical development activities.

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

In-process research and development. For the nine months ended September 30, 2014, we recorded $220.8 million to in-process research and development expense in connection with the purchase of the Sirna RNAi assets from Merck. Specifically, at the closing of the transaction, we paid Merck $25.0 million in cash and issued 2,142,037 shares of our common stock, resulting in a charge to in-process research and development expense of $199.3 million. We issued an additional 378,007 shares of common stock to Merck in May 2014 upon the completion of certain technology transfer activities during the second quarter of 2014. In the first quarter of 2014, we recorded a liability of $25.4 million associated with the then future obligation to issue these shares, which was also charged to in-process research and development expense. Upon completion of these technology transfer activities in the second quarter of 2014, we re-measured the expense recorded in connection with these shares using the then current price of our common stock, resulting in a credit of $3.9 million. In future periods, there will be no additional charges recorded to in-process research and development related to the purchase of the Sirna RNAi assets from Merck.

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30, 2014	% of Expense Category	Three Months Ended September 30, 2013	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$3,824	39%	$1,854	27%	$1,970	106%
Non-cash stock-based compensation	2,571	26%	2,040	30%	531	26%
Compensation and related	2,230	22%	1,769	26%	461	26%
Facilities-related	450	5%	303	5%	147	49%
Other	823	8%	802	12%	21	3%

Total general and administrative expenses	$9,898	100%	$6,768	100%	$3,130	46%

General and administrative expenses increased during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to an increase in general business activities and certain professional services.

	Nine Months Ended September 30, 2014	% of Expense Category	Nine Months Ended September 30, 2013	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$10,756	35%	$6,363	34%	$4,393	69%
Non-cash stock-based compensation	9,604	32%	4,205	22%	5,399	128%
Compensation and related	6,377	21%	5,146	27%	1,231	24%
Facilities-related	1,526	5%	1,126	6%	400	36%
Other	2,078	7%	1,979	11%	99	5%

Total general and administrative expenses	$30,341	100%	$18,819	100%	$11,522	61%

General and administrative expenses increased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due primarily to an increase in non-cash stock-based compensation expenses. This increase was due primarily to a one-time charge recorded for certain stock options that were modified in the second quarter of 2014. In addition, consulting and professional services increased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 related to business development activities. For the fourth quarter of 2014, we expect that general and administrative expenses will remain consistent as compared to the third quarter of 2014.

Benefit from income taxes

Our benefit from income taxes was $18.1 million for the nine months ended September 30, 2014 as compared to $5.7 million for the nine months ended September 30, 2013. The increase during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due to the corresponding income tax benefit associated with the sale of common stock to Genzyme under the 2014 Genzyme collaboration being recorded net of tax to additional paid-in capital.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2014	2013
Net loss	$(339,006)	$(56,868)
Adjustments to reconcile net loss to net cash used in operating activities	230,802	17,534
Changes in operating assets and liabilities	(20,802)	(6,954)

Net cash used in operating activities	(129,006)	(46,288)
Net cash used in investing activities	(570,249)	(186,553)
Net cash provided by financing activities	728,807	193,276

Net increase (decrease) in cash and cash equivalents	29,552	(39,565)
Cash and cash equivalents, beginning of period	53,169	51,405

Cash and cash equivalents, end of period	$82,721	$11,840

Since we commenced operations in 2002, we have generated significant losses. At September 30, 2014, we had an accumulated deficit of $935.2 million. At September 30, 2014, we had cash, cash equivalents and fixed income marketable securities of $915.2 million, compared to cash, cash equivalents and fixed income marketable securities of $350.5 million at December 31, 2013, in each period excluding our investment in equity securities of Regulus.

In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of $173.6 million, after deducting underwriting discounts and commissions and other offering expenses of $11.6 million. In February 2014, in consideration for the rights granted to Genzyme under our 2014 Genzyme collaboration, we sold to Genzyme 8,766,338 shares of our common stock and Genzyme paid $700.0 million in aggregate cash consideration to us. In March 2014, as a result of our issuance of shares in connection with our acquisition of Sirna, Genzyme exercised its right under our investor rights agreement to purchase an additional 344,448 shares of our common stock, at a purchase price of $66.88 per share, and paid us $23.0 million.

We invest primarily in cash equivalents, U.S. government-sponsored enterprise securities, municipal obligations, high-grade corporate notes, certificates of deposit and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at September 30, 2014.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the nine months ended September 30, 2014, net cash used in operating activities of $129.0 million was due primarily to our net loss. For the nine months ended September 30, 2013, net cash used in operating activities of $46.3 million was due primarily to our net loss. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments consist primarily of in-process research and development, stock-based compensation, depreciation and amortization.

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

Investing activities

For the nine months ended September 30, 2014, net cash used in investing activities of $570.2 million was due primarily to $540.6 million of net purchases of fixed income marketable securities. For the nine months ended September 30, 2013, net cash used in investing activities of $186.6 million was due primarily to $183.4 million of net purchases of fixed income marketable securities.

Financing activities

For the nine months ended September 30, 2014, net cash of $728.8 million provided by financing activities was due primarily to proceeds of $723.0 million received from our issuance of common stock to Genzyme, as well as proceeds of $21.7 million from the issuance of common stock in connection with stock option exercises and other types of equity, partially offset by $16.0 million of payments for the repurchase of common stock for employee tax withholding. For the nine months ended September 30, 2013, net cash provided by financing activities of $193.3 million was due primarily to proceeds of $173.6 million received from our January 2013 underwritten public offering, as well as proceeds of $19.8 million from the issuance of common stock in connection with stock option exercises and other types of equity.

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

In June 2014, the FASB issued guidance that share-based payment awards with performance targets that affect vesting and could be achieved after the requisite service period should be accounted for as performance conditions. As a result, performance targets are not reflected in estimating the award’s grant date fair value. Stock-based compensation expense is recognized over the requisite service period if the achievement of the performance condition is probable. The standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the standard will have an impact on our condensed consolidated financial statements and related disclosures since our accounting for share-based payment awards with performance targets is consistent with this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our marketable securities consist of U.S. government-sponsored enterprise securities, municipal obligations, high-grade corporate notes, certificates of deposit and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2014, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $3.3 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. We have not recorded any impairment charges to our fixed income marketable securities at September 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the United States District Court for the District of Massachusetts for trial, which is now scheduled to begin on November 2, 2015.

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

We have experienced significant operating losses since our inception. At September 30, 2014, we had an accumulated deficit of $935.2 million. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

At September 30, 2014, we had $915.2 million in cash, cash equivalents and fixed income marketable securities. We historically have invested these amounts in corporate bonds, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Genzyme for the development and commercialization of patisiran, revusiran and potentially other of our genetic medicine programs in territories outside of North America and Western Europe under the 2014 Genzyme collaboration, and (ii) MDCO for later stage development and commercialization of ALN-PCSsc worldwide. If Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

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

We have grown our workforce over the past year and expect to continue to add a significant number of additional employees during 2015. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. We may be unable to attract and retain suitably qualified individuals in order to support our growing research and development efforts, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

We may have difficulty expanding our operations successfully as we evolve from a company primarily involved in discovery and pre-clinical testing into one that develops and commercializes drugs.

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations. As noted above, we have grown our workforce over the past year and expect to continue to add a significant number of additional employees during 2015. This expected growth may place a strain on our administrative and operational infrastructure, and we may need to obtain additional space to conduct our operations. If we are unable to obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have several programs in clinical development, including patisiran in a Phase 3 clinical trial, revusiran in a Phase 2 clinical trial and ALN-AT3 in a Phase 1 clinical trial. We have also conducted Phase 1 clinical trials for ALN-PCS02 and ALN-VSP, and Phase 1 and 2 clinical trials for ALN-RSV. However, we may not be able to further advance these or any other product candidate through clinical trials.

If we enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate or any other product candidate. For example, patisiran, revusiran and ALN-AT3 each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective. In May 2014, we reported the first human study results for our Enhanced Stabilization Chemistry, or ESC-GalNAc conjugate technology, which enables subcutaneous dosing with increased potency, durability and a wide therapeutic index. While these initial clinical results of ALN-AT3 demonstrated a greater than 50-fold potency improvement with ESC-GalNAc conjugates relative to standard template chemistry conjugates, we cannot assure you that we will see similar results with other clinical candidates.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for patisiran, due to the small population of ATTR patients suffering from FAP and the availability of existing approved treatments, as well as other investigational treatments in development. Although our RNAi therapeutics have been generally well tolerated in our clinical trials to date, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In addition, in our ALN-VSP and ALN-TTR01 Phase 1 clinical trials, we have reported an incidence of acute infusion reactions occurring in 15-20% of patients. These were graded as mild or moderate in severity and readily responded to slowing of the infusion rate; all patients completed dosing without further incident. The frequency of acute infusion reactions in our ALN-PCS02 and patisiran Phase 1 clinical trials has been less than three percent. In our ALN-PCS02 Phase 1 clinical trial, we reported the occurrence of a mild, transient rash that was observed in sixteen subjects, including four who received placebo; the incidence of this finding was the same in both placebo and drug treatment arms. In our revusiran Phase 1 clinical trial, we observed injection site reactions in a minority of subjects receiving revusiran or placebo. These were reported as being clinically mild and consisted of transient erythema associated in a minority of cases with edema and/or pain. In all cases, these reactions were self-limiting and resolved within approximately two hours of onset. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or the occurrence of adverse events, can result in increased costs, longer development times or termination of a clinical trial.

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

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of a new drug application, or NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah is seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. In October 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss and UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT have joined. In December 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the United States District Court for the District of Massachusetts for trial, which is now scheduled to begin on November 2, 2015.

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

ITEM 6. EXHIBITS.

10.1	Letter Agreement dated September 5, 2014 by and between the Registrant and Monsanto Company.

12	Computation of Consolidated Ratios of Earnings/Deficiencies to Fixed Charges.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 6, 2014	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)