Form 10-Q/A
period 2014-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2015-01-09
CIK 1178670

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2014, the registrant had 75,553,391 shares of Common Stock, $0.01 par value per share, outstanding.

INDEX

EXPLANATORY NOTE	2
SIGNATURES	3
EXHIBIT INDEX
EX-10.5
EX-31.1
EX-31.2

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q of Alnylam Pharmaceuticals, Inc. (the “Company”) for the period ended March 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2014 (the “Original Filing”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q solely to file the Fifth Amendment to Lease, dated March 27, 2014, by and between the Company and ARE-MA Region No. 28, LLC (the “Lease Amendment”) as Exhibit 10.5, which was inadvertently omitted from the Original Filing. The material terms of the Lease Amendment were previously disclosed in our Current Report on Form 8-K filed with the SEC on April 2, 2014. This Amendment No. 1 does not change any other portion of the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: January 9, 2015	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2015	/s/ Michael P. Mason
Michael P. Mason Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.5	Fifth Amendment to Lease, dated March 27, 2014, by and between the Registrant and ARE-MA Region No. 28, LLC.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.