Form 10-Q
period 2015-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2015-05-08
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At April 30, 2015, the registrant had 84,282,698 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$306,580	$75,179
Marketable securities	660,403	526,929
Investment in equity securities of Regulus Therapeutics Inc.	99,890	94,583
Billed and unbilled collaboration receivables	10,107	39,937
Prepaid expenses and other current assets	13,206	9,739

Total current assets	1,090,186	746,367
Marketable securities	483,771	279,821
Deferred tax assets	33,667	31,667
Property and equipment, net	21,166	21,740

Total assets	$1,628,790	$1,079,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,486	$15,111
Accrued expenses	14,427	23,680
Deferred tax liabilities	33,667	31,667
Accrued intraperiod tax allocation	2,004	—
Deferred rent	1,010	1,005
Deferred revenue	14,099	23,871

Total current liabilities	80,693	95,334
Deferred rent, net of current portion	5,021	5,011
Deferred revenue, net of current portion	46,566	42,983

Total liabilities	132,280	143,328

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 84,214,295 shares issued and outstanding at March 31, 2015; 77,202,753 shares issued and outstanding at December 31, 2014	842	772
Additional paid-in capital	2,450,690	1,843,362
Accumulated other comprehensive income	52,385	48,763
Accumulated deficit	(1,007,407)	(956,630)

Total stockholders’ equity	1,496,510	936,267

Total liabilities and stockholders’ equity	$1,628,790	$1,079,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues from collaborators	$18,537	$8,275

Operating expenses:
Research and development (1)	58,035	43,758
In-process research and development	—	224,656
General and administrative (1)	12,724	8,925

Total operating expenses	70,759	277,339

Loss from operations	(52,222)	(269,064)

Other income (expense):
Interest income	1,014	333
Other income (expense)	—	(82)

Total other income	1,014	251

Loss before income taxes	(51,208)	(268,813)

Benefit from income taxes	431	17,870

Net loss	$(50,777)	$(250,943)

Net loss per common share - basic and diluted	$(0.62)	$(3.70)

Weighted-average common shares used to compute basic and diluted net loss per common share	82,074	67,786

Comprehensive loss:
Net loss	$(50,777)	$(250,943)
Unrealized gain on marketable securities, net of tax	3,622	5,313

Comprehensive loss	$(47,155)	$(245,630)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$5,346	$3,681
General and administrative	2,890	1,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(50,777)	$(250,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,690	2,600
Non-cash stock-based compensation	8,236	5,591
Charge for 401(k) company stock match	247	157
Benefit from intraperiod tax allocation	(431)	(17,870)
In-process research and development	—	224,656
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	29,830	4,084
Prepaid expenses and other assets	(3,179)	(4,499)
Accounts payable	750	(1,379)
Accrued expenses and other	(8,432)	3,773
Deferred revenue	(6,189)	(7,845)

Net cash used in operating activities	(26,255)	(41,675)

Cash flows from investing activities:
Purchases of property and equipment	(2,110)	(388)
Increase in restricted cash	(288)	—
Purchases of marketable securities	(507,617)	(487,598)
Sales and maturities of marketable securities	168,687	133,206
Payment for asset acquisition	—	(25,000)

Net cash used in investing activities	(341,328)	(379,780)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	13,566	11,541
Proceeds from issuance of common stock, net of offering costs	496,400	—
Proceeds from issuance of common stock to Genzyme	89,018	723,037
Payments for repurchase of common stock for employee tax withholding	—	(15,703)

Net cash provided by financing activities	598,984	718,875

Net increase in cash and cash equivalents	231,401	297,420
Cash and cash equivalents, beginning of period	75,179	53,169

Cash and cash equivalents, end of period	$306,580	$350,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2014, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 13, 2015. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At March 31,
	2015	2014
Options to purchase common stock	7,775	8,185
Unvested restricted common stock	30	10
Other	—	378

	7,805	8,573

Public Offering

In January 2015, we sold an aggregate of 5,447,368 shares of our common stock through an underwritten public offering at a price to the public of $95.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of $496.4 million, after deducting underwriting discounts and commissions and other offering expenses of $21.1 million.

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At March 31, 2015, the balance in our accumulated other comprehensive income was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income. We did not recognize any realized gains or losses from sales of our available-for-sale securities during the three months ended March 31, 2015, and as a result, did not reclassify any amount out of accumulated other comprehensive income for the same period. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive income (loss). We did not record any impairment charges related to our fixed income marketable securities during the current period. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of money market funds.

We account for our investment in Regulus as an available-for-sale marketable security. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. Upon sales of our available-for-sale marketable securities, we apply the aggregate portfolio approach to recognize the related tax provision or benefit into income (loss) from continuing operations. As a result, the disproportionate tax effect remains in accumulated other comprehensive income as long as we maintain an investment portfolio.

Subsequent Events

We did not have any material recognized subsequent events. However, we did have the following nonrecognized subsequent events, which are more fully described in Note 5:

•	In April 2015, we entered into a non-cancelable real property lease agreement, or the BMR lease, with BMR-675 West Kendall Street LLC, or BMR, for laboratory and office space located at 675 West Kendall Street, Cambridge, Massachusetts.

•	In May 2015, we entered into a non-cancelable real property lease agreement with RREEF America REIT II CORP. PPP, or RREEF, for office space located on several floors at 101 Main Street, Cambridge, Massachusetts.

2. SIGNIFICANT AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
	2015	2014
Description
Monsanto	$5,621	$1,410
Takeda	5,493	5,493
The Medicines Company	1,983	1,266
Genzyme	1,817	—
Other	3,623	106

Total net revenues from collaborators	$18,537	$8,275

Product Alliances

Genzyme Collaboration

In January 2014, we entered into a global, strategic collaboration with Genzyme Corporation, a Sanofi company, or Genzyme, to discover, develop and commercialize RNAi therapeutics as Genetic Medicines to treat orphan diseases. The 2014 Genzyme collaboration superseded and replaced the previous collaboration between us and Genzyme entered into in October 2012 to develop and commercialize RNAi therapeutics targeting transthyretin, or TTR, for the treatment of TTR-mediated amyloidosis, or ATTR amyloidosis, including patisiran and revusiran, in Japan and the Asia-Pacific region.

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

Under the 2014 Genzyme collaboration, Genzyme’s specific license rights include the following:

•	Regional license terms – Upon opt-in, we will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize the product in the Genzyme Territory. Genzyme can elect this license for any of our current and future Genetic Medicine programs that complete Human POP by the end of 2019, subject to limited extension. Development costs for products once Genzyme exercises an option will be shared between Genzyme and us, with Genzyme responsible for twenty percent of the global development costs. Upon the effective date of the 2014 Genzyme collaboration, Genzyme expanded the scope of its regional license and collaboration for patisiran, an investigational RNAi therapeutic currently in a Phase 3 clinical trial, which was originally established under the 2012 Genzyme agreement. Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain patisiran development milestones. In addition, Genzyme will be required to make payments totaling up to $75.0 million per product other than patisiran, including up to $55.0 million in development milestones and $20.0 million in commercial milestones. We could potentially earn the next patisiran milestone payment, ranging between $5.0 million and $20.0 million based on the geographic region, upon the achievement of specified events in connection with a regulatory filing or approval. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Genzyme, its affiliates and sublicensees.

•	Co-development/co-promote license terms – Upon opt-in, we will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize the product in the Genzyme Territory, and will co-promote the product in the Alnylam Territory. Upon the effective date of the 2014 Genzyme collaboration, Genzyme expanded its regional rights for revusiran, an investigational RNAi therapeutic currently in a Phase 3 clinical trial, which were originally granted under the 2012 Genzyme agreement, to include a co-development/co-promote license and collaboration. Genzyme also has the right to elect a co-development/co-promote license and collaboration for ALN-AT3, if it does not elect a global license and collaboration for ALN-AS1. Development costs for co-development/co-promote products, once Genzyme exercises an option, will be shared between Genzyme and us, with Genzyme responsible for fifty percent of the global development costs. Genzyme will be required to make payments totaling up to $75.0 million in development milestones for each of revusiran and ALN-AT3, if selected. In December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran. We could potentially earn the next revusiran milestone payment, ranging between $5.0 million and $25.0 million based on the geographic region, upon the achievement of specified events in connection with regulatory approval. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-promote product based on annual net sales, if any, in the Genzyme Territory for such co-development/co-promote product by Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory.

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

The 2014 Genzyme collaboration is governed by an alliance joint steering committee that is comprised of an equal number of representatives from each party. There are additional committees to manage various aspects of each regional, co-developed/co-promoted and global program. We and Genzyme intend to enter into supply agreements to provide for supply of collaboration products to Genzyme for clinical studies, and, at Genzyme’s request, commercial sales. Genzyme also has certain rights to manufacture collaboration products. Additionally, Genzyme has certain limited opt-out rights, as specified in the master agreement, upon which products revert fully back to us with no further obligations to Genzyme.

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

In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna Therapeutics, Inc., or Sirna, in March 2014, Genzyme exercised its right to purchase an additional 344,448 shares of our common stock for $23.0 million. In addition, in January 2015, in connection with our public offering, Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock at the public offering price resulting in $70.7 million in proceeds to us. The sales of common stock to Genzyme were not registered as part of the public offering, though they were consummated simultaneously with the public offering.

Under the terms of the investor agreement, Genzyme also has the right each January to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Genzyme exercised this right to purchase directly from us 196,251 shares of our common stock on January 22, 2015 for $18.3 million. The sale of these shares to Genzyme was consummated as a private placement.

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

We determined that the total cash received from Genzyme under the now superseded 2012 Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Genzyme collaboration. Therefore we are recognizing the $33.5 million of deferred revenue under the 2012 Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs, which, as noted above, is currently approximately six years. In addition, during the fourth quarter of 2014, we recognized as revenue a portion of the $25.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During the first quarter of 2015, we also recognized as revenue a portion of the $8.8 million in expense reimbursement due to us under the terms of the 2014 Genzyme collaboration equal to the percentage of the performance period completed to date. As future consideration is achieved, including any milestones or reimbursement for development activities, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At March 31, 2015, deferred revenue under the 2014 Genzyme collaboration was $13.7 million.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$302,069	$302,069	$—	$—
Marketable securities (fixed income):
Certificates of deposit	4,301	—	4,301	—
Commercial paper	43,346	—	43,346	—
Corporate notes	947,493	—	947,493	—
Municipal debt securities	9,019	—	9,019	—
U.S. government-sponsored enterprise securities	89,689	—	89,689	—
U.S. treasury securities	50,326	—	50,326	—
Marketable securities (Regulus equity holdings)	99,890	99,890	—	—

Total	$1,546,133	$401,959	$1,144,174	$—

Description	At December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$56,203	$56,203	$—	$—
Marketable securities (fixed income):
Certificates of deposit	24,300	—	24,300	—
Commercial paper	40,796	—	40,796	—
Corporate notes	662,545	—	662,545	—
Municipal debt securities	9,005	—	9,005	—
U.S. government-sponsored enterprise securities	64,856	—	64,856	—
U.S. treasury securities	5,248	—	5,248	—
Marketable securities (Regulus equity holdings)	94,583	94,583	—	—

Total	$957,536	$150,786	$806,750	$—

During the three months ended March 31, 2015, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

4. MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at March 31, 2015 and 2014, and for the activity recorded for the three months ended March 31, 2015 and 2014, in thousands:

Description	At December 31, 2014	Sales of Regulus Shares During Three Months Ended March 31, 2015	All Other Activity During Three Months Ended March 31, 2015	Balance at March 31, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income, before tax	82,648	—	5,307	87,955

Investment in equity securities of Regulus, as reported	$94,583	$—	$5,307	$99,890

Accumulated other comprehensive income, before tax	$82,648	$—	$5,307	$87,955
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	(431)	(33,223)
Intraperiod tax allocation recorded as an accrued liability	—	—	(2,004)	(2,004)

Accumulated other comprehensive income, net of tax	$49,856	$—	$2,872	$52,728

Description	At December 31, 2013	Sales of Regulus Shares During Three Months Ended March 31, 2014	All Other Activity During Three Months Ended March 31, 2014	Balance at March 31, 2014
Carrying value	$12,449	$—	$—	$12,449
Accumulated other comprehensive income, before tax	33,003	—	10,026	43,029

Investment in equity securities of Regulus, as reported	$45,452	$—	$10,026	$55,478

Accumulated other comprehensive income, before tax	$33,003	$—	$10,026	$43,029
Intraperiod tax allocation recorded as a benefit from income taxes	(13,267)	—	(2,699)	(15,966)
Intraperiod tax allocation recorded as an accrued liability	—	—	(1,380)	(1,380)

Accumulated other comprehensive income, net of tax	$19,736	$—	$5,947	$25,683

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at March 31, 2015 and December 31, 2014, in thousands:

	At March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (Due within 1 year)	$4,300	$1	$—	$4,301
Commercial paper (Due within 1 year)	43,351	2	(7)	43,346
Corporate notes (Due within 1 year)	566,815	64	(182)	566,697
Corporate notes (Due after 1 year through 2 years)	381,069	53	(326)	380,796
Municipal debt securities (Due within 1 year)	9,002	17	—	9,019
U.S. government-sponsored enterprise securities (Due within 1 year)	13,300	2	(1)	13,301
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	76,370	30	(12)	76,388
U.S. treasury securities (Due within 1 year)	23,735	4	—	23,739
U.S. treasury securities (Due after 1 year through 2 years)	26,575	12	—	26,587

Total	$1,144,517	$185	$(528)	$1,144,174

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (Due within 1 year)	$24,300	$—	$—	$24,300
Commercial paper (Due within 1 year)	40,785	11	—	40,796
Corporate notes (Due within 1 year)	449,044	14	(293)	448,765
Corporate notes (Due after 1 year through 2 years)	214,510	—	(730)	213,780
Municipal debt securities (Due after 1 year through 2 years)	9,002	3	—	9,005
U.S. government-sponsored enterprise securities (Due within 1 year)	13,069	—	(1)	13,068
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	51,879	—	(91)	51,788
U.S. treasury securities (Due after 1 year through 2 years)	5,254	—	(6)	5,248

Total	$807,843	$28	$(1,121)	$806,750

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

675 West Kendall Street

In April 2015, we entered into the BMR lease with BMR for laboratory and office space located at 675 West Kendall Street, Cambridge, Massachusetts. We intend to move our corporate headquarters to this location in early 2019.

Under the terms of the BMR lease, we will lease approximately 295,000 square feet of laboratory and office space. The term of the BMR lease will commence on May 1, 2018 and rent payments will become due commencing upon substantial completion of the building improvements, which is currently expected to be on or around February 1, 2019, and will continue for 15 years from the rent commencement date, with options to renew for two terms of five years each, subject to the terms of the BMR lease.

Annual rent under the BMR lease, exclusive of operating expenses and real property taxes, will be $19.8 million for the first year, with annual increases of 3% thereafter. Under the terms of the BMR lease, BMR will contribute a total of $56.1 million toward the cost of base building and tenant improvements.

The BMR lease contains customary provisions allowing BMR to terminate if we fail to remedy a breach of any of our obligations within specified time periods, or upon our bankruptcy or insolvency.

Under the terms of the BMR lease, for so long as we lease and occupy 70% or more of the rentable area of the leased premises and there are at least ten years remaining on the term of the BMR lease, we have a one-time right of first offer as to all of the rentable space in the building at 500 Kendall Street, Cambridge, Massachusetts, that is available for lease after the lease for such space that is currently in effect expires or terminates.

101 Main Street

In May 2015, we entered into a non-cancelable real property lease agreement with RREEF for office space located on several floors at 101 Main Street, Cambridge, Massachusetts. This lease supplements a lease entered into in March 2015 between us and RREEF for office space on the 10th floor of the 101 Main Street location.

Under the terms of the 101 Main Street leases, we will lease approximately 72,000 square feet of office space at the 101 Main Street location. The term of the 10th floor lease commenced in March 2015 and has a four-year term, with an option to renew for one five-year term, subject to the terms of the 10th floor lease. The term of the additional lease at 101 Main Street will commence on January 1, 2016 and has a five and a half year term, with an option to renew for one five-year term, subject to the terms of the additional lease.

Initial annual rent for the 10th floor lease and the additional lease, exclusive of operating expenses and real property taxes, will be $1.7 million and $3.5 million, respectively, with annual increases of $1/square foot under each lease thereafter. We expect rent payments to commence in May 2015 under the 10th floor lease and in May 2016 under the additional lease.

The 101 Main Street leases contain customary provisions allowing RREEF to terminate the leases if we fail to remedy a breach of any of our obligations within specified time periods, or upon our bankruptcy or insolvency.

As a result of the BMR lease and 101 Main Street leases, we expect our operating lease obligations through 2034 will increase by approximately $409 million from the amount previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Litigation

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation GmbH, together, Max Planck, the Whitehead Institute for Biomedical Research, or Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the United States District Court for the District of Massachusetts for trial, which is now scheduled to begin on November 2, 2015. On March 30, 2015, Utah voluntarily dismissed its sole inventorship claims leaving joint inventorship and state law damages claims pending. Utah subsequently clarified that such dismissal was with prejudice. On March 31, 2015, we filed motions for summary judgment seeking dismissal of all remaining claims. A ruling on these motions is expected in the third quarter of 2015.

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

Our research and development strategy is focused primarily on use of our proprietary N-acetylgalactosamine, or GalNAc-conjugate strategy for delivery of small interfering RNAs, or “siRNAs” – the molecules that mediate RNAi – toward liver-expressed genes involved in the cause or pathway of human diseases. We are also focused on clinical indications where there are high unmet medical needs, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval and commercialization.

Specifically, our pipeline of investigational RNAi therapeutics is focused in three Strategic Therapeutic Areas, or “STArs:” Genetic Medicines, with a broad pipeline of RNAi therapeutics for the treatment of rare diseases; Cardio-Metabolic Disease, with a pipeline of RNAi therapeutics toward genetically validated, liver-expressed disease targets for unmet needs in cardiovascular and metabolic diseases, such as dyslipidemia, hypertension, non-alcoholic steatohepatitis, or NASH, and type 2 diabetes; and Hepatic Infectious Disease, with a pipeline of RNAi therapeutics designed to address the major global health challenges of hepatic infectious diseases, including but not limited to hepatitis B viral infection, or HBV infection. In early 2015, we launched our Alnylam 2020 guidance for the advancement and commercialization of RNAi therapeutics as a whole new class of innovative medicines. Specifically, by the end of 2020, we expect to achieve a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs.

Based on our expertise in RNAi therapeutics and broad intellectual property estate we have formed alliances with leading pharmaceutical and life sciences companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Inc., or Medtronic, Novartis Pharma AG, or Novartis (which assigned its rights and obligations to Arrowhead Research Corporation, or Arrowhead, in early 2015), F. Hoffmann-La Roche Ltd, or Roche (which assigned its rights and obligations to Arrowhead), Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, Cubist Pharmaceuticals, Inc., or Cubist (now a wholly-owned subsidiary of Merck&Co, Inc.), Ascletis BioScience Co., Ltd., or Ascletis, Monsanto Company, or Monsanto, Genzyme Corporation, a Sanofi company, or Genzyme, and The Medicines Company, or MDCO. We also have established collaborations with and, in some instances, received funding from, major medical and disease associations. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRx™ program, and to research companies that commercialize RNAi reagents or services under our research product licenses.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At March 31, 2015, we had an accumulated deficit of $1.0 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the optimization of drug delivery technologies, clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. To date, a substantial portion of our total net revenues has been derived from collaboration revenues from strategic alliances with Roche/Arrowhead, Takeda, Cubist, Novartis/Arrowhead, Monsanto and MDCO. We expect our sources of potential funding for the next several years to be derived primarily from new and existing strategic alliances, which may include license and other fees, funded research and development and milestone payments, and proceeds from the sale of equity or debt.

In January 2015, we sold an aggregate of 5,447,368 shares of our common stock through an underwritten public offering at a price to the public of $95.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of $496.4 million, after deducting underwriting discounts and commissions and other offering expenses of $21.1 million. We intend to use these proceeds for general corporate purposes, focused on achieving our Alnylam 2020 profile.

In addition, in January 2015, in connection with our public offering described above, Genzyme exercised its right under our investor agreement with Genzyme to purchase directly from us, in concurrent private placements, 744,566 shares of common stock, at the public offering price of $95.00 per share, resulting in proceeds to us of $70.7 million. The sales of common stock to Genzyme were not registered as part of the public offering, though they were consummated simultaneously with the public offering.

Under the investor agreement, Genzyme also has the right each January to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Genzyme exercised this right to purchase directly from us 196,251 shares of our common stock in January 2015 for $18.3 million. The sale of these shares to Genzyme was consummated as a private placement.

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

Our broad pipeline of investigational RNAi therapeutics is focused in three STArs: Genetic Medicines, for the treatment of rare diseases; Cardio-Metabolic Disease, focused on genetically validated, liver-expressed genes for unmet needs in dyslipidemia, hypertension, NASH and type 2 diabetes; and Hepatic Infectious Disease, addressing major global health challenges, including but not limited to HBV infection. The following is a summary of our product development programs in each of our STArs as of April 30, 2015:

During the first quarter of 2015 and recent period, we reported the following updates from our clinical-stage programs:

Genetic Medicine STAr:

•	We advanced investigational RNAi therapeutic programs for the treatment of transthyretin (TTR)-mediated amyloidosis, or ATTR amyloidosis.

•	We continued enrollment in our APOLLO Phase 3 study of patisiran in ATTR amyloidosis patients with familial amyloidotic polyneuropathy, or FAP.

•	In April 2015, we reported positive 12-month clinical data from our patisiran Phase 2 open-label extension, or OLE study, showing sustained TTR knockdown of up to a mean 88% and continued evidence for potential halting of neuropathy progression. Specifically, a mean 2.5 point decrease in neuropathy impairment score, or mNIS+7, was observed after 12 months of patisiran administration, comparing favorably to a 13-18 point increase in untreated patients with similar baseline characteristics, as estimated from published historical data sets. Patisiran was also found to be generally well tolerated out to 17 months of drug administration.

•	We continued enrollment in our ENDEAVOUR Phase 3 study of revusiran in ATTR amyloidosis patients with familial amyloidotic cardiomyopathy, or FAC.

•	We presented complete Phase 2 data with revusiran in patients with TTR cardiomyopathy, showing tolerability and an up to 98.2% knockdown of serum TTR.

•	We continued dosing FAC patients in our revusiran Phase 2 OLE study designed to evaluate the tolerability and clinical activity of revusiran with long-term dosing for up to two years.

•	We presented results from a retrospective natural history study evaluating disease progression in ATTR amyloidosis patients with FAC, showing a 140 meter decline in six minute walk distance at 18 months; the change in six minute walk distance at 18 months is a co-primary endpoint measure in our ENDEAVOUR Phase 3 study.

•	We advanced ALN-AT3 for the treatment of hemophilia and rare bleeding disorders, or RBD.

•	We reported positive initial results from a small number of subjects in a Phase 1 clinical trial of ALN-AT3, including an up to 70% knockdown of antithrombin, or AT, and initial evidence for the potential correction of the hemophilia phenotype with an up to 334% increase in thrombin generation and marked improvement in whole blood clotting.

•	We are transitioning to once-monthly subcutaneous dose cohorts in our ALN-AT3 Phase 1 study.

•	We have completed our chronic GLP toxicology studies of ALN-AT3, including a nine-month study in non-human primates and six-month studies in rat and hemophilia A mice, with No Adverse Effect Level, or NOAEL doses that support further advancement of the program.

•	We published pre-clinical study results documenting the safety, efficacy and durability of ALN-AT3 in rodent and non-human primate models of hemophilia.

•	We initiated our Phase 1/2 trial with ALN-CC5 that is being conducted initially in normal human volunteers and is expected to move subsequently to patients with paroxysmal nocturnal hemoglobinuria, or PNH.

Cardio-Metabolic STAr:

•	We continued dosing in our Phase 1 clinical trial with ALN-PCSsc in normal human volunteers with elevated LDL-C at baseline, completing the single ascending dose, or SAD phase of the study and initiating the multi-dose, or MD phase with or without statin co-administration.

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

Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in North America and Western Europe, and Genzyme will develop and commercialize our current and future Genetic Medicine products principally in territories outside of North America and Western Europe, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product commercialization rights in the United States and European Union, or EU. We currently have a global alliance with MDCO for the development and commercialization of our ALN-PCSsc program.

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. In 2007, we and Isis formed Regulus Therapeutics Inc., or Regulus, to capitalize on our technology and intellectual property in the field of microRNA therapeutics. Currently, we own approximately 12% of Regulus’ outstanding common stock.

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of March 31, 2015, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

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

Isis Agreement

In January 2015, we and Isis entered into a second amended and restated strategic collaboration and license agreement. The 2015 Isis agreement provides for certain new exclusive target cross-licenses of intellectual property on four disease targets, providing each company with exclusive RNA therapeutic license rights for two programs, and extends the parties’ existing non-exclusive technology cross-license, which was originally entered into in 2004 and was amended and restated in 2009, through April 2019. The 2015 Isis agreement is described under the heading “Strategic Alliances” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property portfolio for RNAi therapeutics includes over 2,000 active cases and over 1,100 granted or issued patents, of which over 400 are issued or granted in the United States, the EU and Japan. We continue to seek to grow our portfolio through the creation of new technology in this field. In addition, we are very active in our evaluation of third-party technologies. To that end, in January 2014, we acquired Sirna’s RNAi assets, including an extensive patent estate. The granted patents, applications and know-how obtained through this acquisition further strengthens the breadth and depth of our intellectual property portfolio.

Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on February 13, 2015.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2015	2014
Net revenues from collaborators	$18,537	$8,275
Operating expenses	70,759	277,339
Loss from operations	(52,222)	(269,064)
Net loss	$(50,777)	$(250,943)

The decrease in operating expenses for the three months ended March 31, 2015 resulted primarily from a $224.7 million charge in the three months ended March 31, 2014 to in-process research and development expense in connection with the purchase of the Sirna RNAi assets from Merck Sharp & Dohme Corp., or Merck, which is described below under the heading “In-process research and development.”

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2015	2014
Monsanto	$5,621	$1,410
Takeda	5,493	5,493
The Medicines Company	1,983	1,266
Genzyme	1,817	—
Other	3,623	106

Total net revenues from collaborators	$18,537	$8,275

Net revenues from collaborators increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due primarily to revenue recognized in connection with the September 2014 amendment of our remaining performance obligations under the Monsanto agreement, as well as services performed in connection with our performance obligations under agreements with MDCO and Genzyme. In addition, net revenues from other collaborators increased due to the achievement of certain non-recurring milestones from other sources.

We expect net revenues from collaborators to decrease during the remainder of 2015 on a comparative basis due primarily to the completion of our performance obligations under the Monsanto agreement in February 2015 and the planned completion of our revenue amortization under the Takeda agreement in May 2015. This decrease is expected to be partially offset by our accounting for reimbursement of development activities recognized as revenue under the 2014 Genzyme collaboration.

We had $60.7 million of deferred revenue at March 31, 2015, which consists primarily of payments we have received from collaborators, primarily Kyowa Hakko Kirin, MDCO and Genzyme, but have not yet recognized pursuant to our revenue recognition policies.

For the foreseeable future, we expect our revenues to be derived primarily from our alliances with Genzyme, MDCO and other strategic alliances, as well as any new collaborations and licensing activities.

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31, 2015	% of Total Operating Expenses	Three Months Ended March 31, 2014	% of Total Operating Expenses
					Increase (Decrease)
					$	%
Research and development	$58,035	82%	$43,758	16%	$14,277	33%
In-process research and development	—	—%	224,656	81%	(224,656)	(100)%
General and administrative	12,724	18%	8,925	3%	3,799	43%

Total operating expenses	$70,759	100%	$277,339	100%	$(206,580)	(74)%

Research and development. The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31, 2015	% of Expense Category	Three Months Ended March 31, 2014	% of Expense Category
					Increase (Decrease)
					$	%
Research and development
Clinical trial and manufacturing	$24,019	42%	$12,752	29%	$11,267	88%
Compensation and related	13,682	24%	9,276	21%	4,406	47%
External services	6,583	11%	3,299	8%	3,284	100%
Non-cash stock-based compensation	5,346	9%	3,681	8%	1,665	45%
Facilities-related	4,736	8%	4,354	10%	382	9%
Lab supplies and materials	1,913	3%	1,333	3%	580	44%
License fees	230	*	8,384	19%	(8,154)	(97)%
Other	1,526	3%	679	2%	847	125%

Total research and development expenses	$58,035	100%	$43,758	100%	$14,277	33%

*	Indicates less than 1%

Research and development expenses increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due primarily to additional expenses for clinical trial and manufacturing and external services resulting from the significant advancement of certain of our clinical and pre-clinical programs. In addition, compensation and related expenses increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due primarily to a significant increase in headcount during the period as we expand and advance our development pipeline. Non-cash stock-based compensation expenses increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to a significant increase in headcount and an increase in the valuation of stock options granted. Partially offsetting these increases was a decrease in license fees during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to payments to certain entities made in 2014, primarily fees due to Isis as a result of the 2014 Genzyme collaboration.

We expect to continue to devote a substantial portion of our resources to research and development expenses, including for the advancement of our Genetic Medicine, Cardio-Metabolic Disease and Hepatic Infectious Disease STArs, to support our goal of three marketed products and ten programs in clinical development, including four late stage programs, by 2020. We expect that research and development expenses will increase for the remainder of 2015 as we continue to develop our pipeline and advance our product candidates into clinical trials.

A significant portion of our research and development costs are not tracked by project as they benefit multiple projects or our technology platform. However, certain of our collaboration agreements contain cost-sharing arrangements pursuant to which certain costs incurred under the project are reimbursed. Costs reimbursed under the agreements typically include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. In addition, we have been reimbursed under government contracts for certain allowable costs including direct internal and external costs. As a result, although a significant portion of our research and development expenses are not tracked on a project-by-project basis, we do track direct external costs attributable to, and the actual time our employees worked on, our collaborations and government contracts.

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

General and administrative. The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31, 2015	% of Expense Category	Three Months Ended March 31, 2014	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$5,236	41%	$3,772	42%	$1,464	39%
Compensation and related	2,957	23%	2,182	25%	775	36%
Non-cash stock-based compensation	2,890	23%	1,910	21%	980	51%
Facilities-related	696	5%	444	5%	252	57%
Other	945	8%	617	7%	328	53%

Total general and administrative expenses	$12,724	100%	$8,925	100%	$3,799	43%

General and administrative expenses increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due primarily to an increase in consulting and professional services expenses related to an increase in general business activities and certain professional services. In addition, compensation and related expenses increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due primarily to an increase in headcount during the period as compared to the prior year period. Non-cash stock-based compensation expenses increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to an increase in headcount and an increase in the valuation of stock options granted. For the remainder of 2015, we expect that on a quarterly basis general and administrative expenses will remain consistent with the first quarter of 2015.

Benefit from income taxes

Our benefit from income taxes was $0.4 million for the three months ended March 31, 2015 as compared to $17.9 million for the three months ended March 31, 2014. The decrease was due to the corresponding income tax benefit associated with the sale of common stock at the execution of the 2014 Genzyme collaboration being recorded net of tax to additional paid-in capital. In addition, we also recorded a reduced income tax benefit for the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2015	2014
Net loss	$(50,777)	$(250,943)
Adjustments to reconcile net loss to net cash used in operating activities	11,742	215,134
Changes in operating assets and liabilities	12,780	(5,866)

Net cash used in operating activities	(26,255)	(41,675)
Net cash used in investing activities	(341,328)	(379,780)
Net cash provided by financing activities	598,984	718,875

Net increase in cash and cash equivalents	231,401	297,420
Cash and cash equivalents, beginning of period	75,179	53,169

Cash and cash equivalents, end of period	$306,580	$350,589

Since we commenced operations in 2002, we have generated significant losses. At March 31, 2015, we had an accumulated deficit of $1.0 billion. At March 31, 2015, we had cash, cash equivalents and fixed income marketable securities of $1.45 billion, compared to cash, cash equivalents and fixed income marketable securities of $881.9 million at December 31, 2014, in each period excluding our investment in equity securities of Regulus.

In January 2015, we sold an aggregate of 5,447,368 shares of our common stock through an underwritten public offering at a price to the public of $95.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of $496.4 million, after deducting underwriting discounts and commissions and other offering expenses of $21.1 million. We intend to use these proceeds for general corporate purposes, focused on achieving our Alnylam 2020 profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs, by the end of 2020.

In February 2014, in connection with our 2014 Genzyme collaboration, we sold to Genzyme 8,766,338 shares of our common stock and Genzyme paid $700.0 million in aggregate cash consideration to us. In March 2014, as a result of our issuance of shares in connection with our acquisition of Sirna, Genzyme exercised its right under our investor agreement to purchase an additional 344,448 shares of our common stock and paid us $23.0 million. Genzyme also has the right each January to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Genzyme exercised this right to purchase directly from us 196,251 shares of our common stock on January 22, 2015 for $18.3 million. In January 2015, in connection with our public offering described above, Genzyme also exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock, resulting in proceeds to us of $70.7 million. Each of these purchases allowed Genzyme to maintain its ownership level of our outstanding common stock of approximately 12%.

We invest primarily in cash equivalents, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at March 31, 2015.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the three months ended March 31, 2015, net cash used in operating activities of $26.3 million was due primarily to our net loss. For the three months ended March 31, 2014, net cash used in operating activities of $41.7 million was due primarily to our net loss. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments have historically included stock-based compensation, in-process research and development, intraperiod tax allocation and depreciation and amortization.

We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to execute on our Alnylam 2020 guidance through the advancement of our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research and development efforts.

Investing activities

For the three months ended March 31, 2015, net cash used in investing activities of $341.3 million was due primarily to purchases of fixed income marketable securities. For the three months ended March 31, 2014, net cash used in investing activities of $379.8 million was due primarily to purchases of fixed income marketable securities.

Financing activities

For the three months ended March 31, 2015, net cash of $599.0 million provided by financing activities was due primarily to proceeds of $496.4 million received from our January 2015 underwritten public offering, proceeds of $89.0 million received from our issuances of common stock to Genzyme in January 2015, as well as proceeds of $13.6 million from the issuance of common stock in connection with stock option exercises. For the three months ended March 31, 2014, net cash of $718.9 million provided by financing activities was due primarily to proceeds of $723.0 million received from our issuance of common stock to Genzyme, as well as proceeds of $11.5 million from the issuance of common stock in connection with stock option exercises, partially offset by $15.7 million of payments for the repurchase of common stock for employee tax withholding.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including the optimization of drug delivery technologies, clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, continued management and growth of our patent portfolio, collaborations and general corporate activities. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, including the proceeds from our public offering and Genzyme’s purchases of additional shares of our common stock in January 2015, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to achieve our Alnylam 2020 guidance. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014. We recently entered into real property leases for office and laboratory space at 675 West Kendall Street, Cambridge, MA and office space at 101 Main Street, Cambridge, MA. See Note 5 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of these lease agreements. As a result, we expect our operating lease obligations through 2034 will increase by approximately $409 million from the amount previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We did not adopt any new accounting pronouncements during the three months ended March 31, 2015 that had a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist of primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2015, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $5.1 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the three months ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the United States District Court for the District of Massachusetts for trial, which is now scheduled to begin on November 2, 2015. On March 30, 2015, Utah voluntarily dismissed its sole inventorship claims leaving joint inventorship and state law damages claims pending. Utah subsequently clarified that such dismissal was with prejudice. On March 31, 2015, we filed motions for summary judgment seeking dismissal of all remaining claims. A ruling on these motions is expected in the third quarter of 2015.

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

We have experienced significant operating losses since our inception. At March 31, 2015, we had an accumulated deficit of $1.0 billion. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, under our shelf registration statement or otherwise, further dilution to our stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Genzyme provides Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Genzyme owns less than 7.5% of our outstanding common stock, subject to certain additional limited rights of Genzyme to maintain its ownership percentage. In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, Genzyme exercised its right to purchase an additional 344,448 shares of our common stock. In January 2015, Genzyme also exercised its right to purchase 196,251 shares based on its 2014 compensation-related right and its right to purchase 744,566 shares in connection with our public offering. These purchases allowed Genzyme to maintain its ownership level of approximately 12% of our outstanding common stock. While the exercise of these rights by Genzyme has provided us with an additional $112.0 million in cash to date, and while we expect the exercise of these rights by Genzyme in the future will provide us with further additional cash, these exercises caused, and any future exercise of these rights by Genzyme will also cause further, dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets.

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

At March 31, 2015, we had $1.45 billion in cash, cash equivalents and fixed income marketable securities, excluding our investment in equity securities of Regulus. We historically have invested these amounts in corporate bonds, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop sales and marketing capabilities outside of the United States and EU, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Tekmira filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Tekmira regarding the achievement by Tekmira of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We currently expect that the Tekmira arbitration hearing will be held during May 2015.

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

Our license and collaboration agreements with pharmaceutical companies are important to our business. If these pharmaceutical companies do not successfully develop drugs pursuant to these agreements, our business could be adversely affected.

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

In September 2010, Novartis exercised its right under our collaboration and license agreement to select 31 designated gene targets, for which Novartis has exclusive rights to discover, develop and commercialize RNAi therapeutic products using our intellectual property and technology. Under the terms of the collaboration and license agreement, for any RNAi therapeutic products Novartis develops against these targets, we are entitled to receive milestone payments upon achievement of certain specified development and annual net sales events, up to an aggregate of $75.0 million per therapeutic product, as well as royalties on annual net sales of any such product, if any. During 2014, Novartis publically indicated that they no longer intended to invest in the development of certain RNAi therapeutics and intended to divest certain of their RNAi assets. In early 2015, Arrowhead announced its acquisition of these RNA therapeutics assets from Novartis, including our collaboration and license agreement with Novartis. As a result of the assignment, Arrowhead now has all of the rights and obligations of Novartis under that agreement for 30 designated gene targets.

Our receipt of milestone and/or payments under these agreements is dependent upon our partners’ ability to successfully develop and commercialize RNAi therapeutic products. If Takeda or Arrowhead fails to successfully develop products using our technology, we may not receive any milestone or royalty payments under our agreements with them.

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

We have very limited manufacturing experience. In order to develop our product candidates, apply for regulatory approvals and commercialize our products, if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practices, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran for late-stage clinical trial use and early commercial supply.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have several programs in clinical development, including patisiran in a Phase 3 clinical trial, revusiran in a Phase 3 clinical trial, ALN-AT3 in a Phase 1 clinical trial, ALN-PCSsc in a Phase 1 clinical trial and ALN-CC5 in a Phase 1/2 clinical trial. We also expect to initiate a Phase 1 clinical trial for ALN-AS1 in mid-2015. However, we may not be able to further advance these or any other product candidate through clinical trials.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for patisiran, due to the small population of ATTR amyloidosis patients suffering from FAP and the availability of existing approved treatments, as well as other investigational treatments in development. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In our patisiran Phase 2 open label extension study in FAP patients, infusion reactions occurred in approximately 15% of patients, were mild in severity and did not result in any discontinuations. In our revusiran Phase 1 clinical trial, we observed injection site reactions, or ISRs, in a minority of subjects receiving revusiran or placebo. These were reported as being clinically mild and consisted of transient erythema associated in a minority of cases with edema and/or pain. In all cases, these reactions were self-limiting and resolved within approximately two hours of onset. In our revusiran Phase 2 trial in FAC and senile systemic amyloidosis, or SSA, patients, the most common adverse event was ISRs that occurred in 23% of patients. These were all mild in severity and were similar to the ISRs observed and previously reported in the revusiran Phase 1 study. The next most common adverse event was a low incidence of transient mild liver function test changes (15%) that, in all cases, resolved without discontinuing therapy. In three of four patients, these elevations appeared to be clinically insignificant and were less than one and a half times the upper limit of normal. One patient had an approximate four-fold elevation in liver transaminases that was deemed a serious adverse event and mild in severity; this event resolved during continued dosing. The occurrence of adverse events can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, pre-clinical testing and the clinical trial process that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

•	our pre-clinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional pre-clinical testing or clinical trials, or we may abandon projects that we expect to be promising;

•	delays in filing investigational new drug, or IND, applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	conditions imposed on us by an IRB, or the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in engaging IRBs to oversee clinical trials or problems in obtaining or maintaining IRB approval of trials;

•	delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;

•	inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	poor or disappointing effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or records of any clinical or pre-clinical investigation;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS plan as part of a new drug application, or NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

As a manufacturer of pharmaceuticals, we are subject to federal, state, and comparable foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include:

•	the U.S. federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	the U.S. federal false claims law, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government-funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the U.S. federal Health Insurance Portability and Accountability Act and Health Information Technology for Economic and Clinical Health Act, which impose requirements relating to the privacy, security, and transmission of individually identifiable health information; and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the U.S. federal Open Payments requirements were implemented by The Centers for Medicare and Medicaid Services, or CMS, pursuant to The Patient Protection and Affordable Care Act, also referred to as the PPACA or the Affordable Care Act. Under the National Physician Payment Transparency Program, manufacturers of medical devices, biological products and drugs covered by Medicare, Medicaid and Children’s Health Insurance Programs report all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals; and

•	state and foreign laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to government reimbursement programs, patient data privacy and security.

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

In particular, in March 2010, the PPACA was signed into law. This legislation changed the system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•	Mandatory rebates for drugs sold into the Medicaid program were increased, and the rebate requirement was extended to drugs used in risk-based Medicaid managed care plans.

•	The 340B Drug Pricing Program under the Public Health Service Act was extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities.

•	Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

•	Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•	The law provides that approval of an application for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, it will be easier for generic manufacturers to enter the market, which is likely to reduce the pricing for such products and could affect our profitability.

The full effects of the U.S. healthcare reform legislation cannot be known until the law is fully implemented through regulations or guidance issued by the CMS and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including, but not limited, to the policies reflected in implementing regulations and guidance, and changes in sales volumes for products affected by the new system of rebates, discounts and fees. This legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States.

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

Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business will be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. While issued patents are presumed valid, this does not guarantee that the patent will survive a validity challenge or be held enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, adjudged unenforceable or circumvented by parties attempting to design around our intellectual property. Moreover, third parties or the United States Patent and Trademark Office, or USPTO may commence interference proceedings involving our patents or patent applications. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications, would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah is seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. In October 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss and UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. In December 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014, the Supreme Court denied our petition for certiorari and remanded the case back to the United States District Court for the District of Massachusetts for trial, which is now scheduled to begin on November 2, 2015. On March 30, 2015, Utah voluntarily dismissed its sole inventorship claims leaving joint inventorship and state law damages claims pending. Utah subsequently clarified that such dismissal was with prejudice. On March 31, 2015, we filed motions for summary judgment seeking dismissal of all remaining claims. A ruling on these motions is expected in the third quarter of 2015.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, Tekmira has notified us that it believes it has achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We have notified Tekmira that we do not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Tekmira has not yet met the conditions of the milestone and is not entitled to payment at this time. If it is determined through arbitration that Tekmira has met the requirements of the milestone, we will have to pay Tekmira the milestone, plus potentially interest. We currently expect that the Tekmira arbitration hearing will be held during May 2015.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we are developing patisiran for the treatment of ATTR amyloidosis patients suffering from FAP. We are aware of other approved products used to treat this disease, as well as product candidates in various stages of clinical development. Patisiran may not compete favorably with these products and product candidates, and even if approved, it may not achieve commercial success.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Isis, Benitec Ltd., Arrowhead and its subsidiary, Calando Pharmaceuticals, Inc., Tekmira, Quark Pharmaceuticals, Inc., Sylentis S.A. and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us.

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of Roche, and Takeda have obtained non-exclusive licenses, and Arrowhead, as the assignee of Novartis, has obtained specific exclusive licenses for 30 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs, in order to suppress the activity of specific genes. Isis is currently marketing an antisense drug and has several antisense product candidates in clinical trials, including one for the treatment of ATTR amyloidosis. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

ITEM 5. OTHER INFORMATION.

On May 5, 2015, we entered into a non-cancelable real property lease agreement with RREEF for office space located on several floors at 101 Main Street, Cambridge, Massachusetts. This lease supplements a lease entered into in March 2015 between us and RREEF for office space on the 10th floor of the 101 Main Street location.

Under the terms of the 101 Main Street leases, we will lease approximately 72,000 square feet of office space at the 101 Main Street location. The term of the 10th floor lease commenced in March 2015 and has a four-year term, with an option to renew for one five-year term, subject to the terms of the 10th floor lease. The term of the additional lease at 101 Main Street will commence on January 1, 2016 and has a five and a half year term, with an option to renew for one five-year term, subject to the terms of the additional lease.

Initial annual rent for the 10th floor lease and the additional lease, exclusive of operating expenses and real property taxes, will be $1.7 million and $3.5 million, respectively, with annual increases of $1/square foot under each lease thereafter. We expect rent payments to commence in May 2015 under the 10th floor lease and in May 2016 under the additional lease.

The 101 Main Street leases contain customary provisions allowing RREEF to terminate the leases if we fail to remedy a breach of any of our obligations within specified time periods, or upon our bankruptcy or insolvency.

ITEM 6. EXHIBITS.

10.1	2015 Annual Incentive Program.

10.2†	Second Amended and Restated Strategic Collaboration and License Agreement dated January 8, 2015 between Isis Pharmaceuticals, Inc. and the Registrant.

10.3†	Amendment to Research Collaboration and License Agreement dated as of February 27, 2015, by and between Novartis Institutes for BioMedical Research, Inc. (which assigned its rights and obligations to Arrowhead Research Corporation) and the Registrant.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: May 8, 2015	/s/ John M. Maraganore John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	/s/ Michael P. Mason Michael P. Mason Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)