Form 10-Q
period 2015-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2015-08-07
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At July 31, 2015, the registrant had 84,615,131 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$151,262	$75,179
Marketable securities	788,740	526,929
Investment in equity securities of Regulus Therapeutics Inc.	64,628	94,583
Billed and unbilled collaboration receivables	9,403	39,937
Prepaid expenses and other current assets	15,117	9,739

Total current assets	1,029,150	746,367
Marketable securities	456,798	279,821
Deferred tax assets	19,654	31,667
Property and equipment, net	25,169	21,740

Total assets	$1,530,771	$1,079,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,715	$15,111
Accrued expenses	17,758	23,680
Deferred tax liabilities	19,654	31,667
Deferred rent	1,011	1,005
Deferred revenue	12,460	23,871

Total current liabilities	66,598	95,334
Deferred rent, net of current portion	5,313	5,011
Deferred revenue, net of current portion	50,256	42,983

Total liabilities	122,167	143,328

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 84,533,778 shares issued and outstanding at June 30, 2015; 77,202,753 shares issued and outstanding at December 31, 2014	845	772
Additional paid-in capital	2,468,187	1,843,362
Accumulated other comprehensive income	18,762	48,763
Accumulated deficit	(1,079,190)	(956,630)

Total stockholders’ equity	1,408,604	936,267

Total liabilities and stockholders’ equity	$1,530,771	$1,079,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues from collaborators	$8,685	$7,295	$27,222	$15,570

Operating expenses:

Research and development (1)	67,007	44,672	125,042	88,430

In-process research and development	—	(3,890)	—	220,766

General and administrative (1)	14,622	11,518	27,346	20,443

Total operating expenses	81,629	52,300	152,388	329,639

Loss from operations	(72,944)	(45,005)	(125,166)	(314,069)

Other income (expense):

Interest income	1,619	693	2,633	1,026
Other expense	(27)	(77)	(27)	(159)

Total other income	1,592	616	2,606	867

Loss before income taxes	(71,352)	(44,389)	(122,560)	(313,202)
(Provision for) Benefit from income taxes	(431)	315	—	18,185

Net loss	$(71,783)	$(44,074)	$(122,560)	$(295,017)

Net loss per common share - basic and diluted	$(0.85)	$(0.58)	$(1.47)	$(4.11)

Weighted-average common shares used to compute basic and diluted net loss per common share	84,353	75,835	83,219	71,833

Comprehensive loss:
Net loss	$(71,783)	$(44,074)	$(122,560)	$(295,017)
Unrealized (loss) gain on marketable securities, net of tax	(33,623)	(3,047)	(30,001)	2,266

Comprehensive loss	$(105,406)	$(47,121)	$(152,561)	$(292,751)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$6,149	$2,557	$11,495	$6,238
General and administrative	4,030	5,123	6,920	7,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(122,560)	$(295,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,711	5,468
Non-cash stock-based compensation	18,415	13,271
Charge for 401(k) company stock match	521	332
Benefit from intraperiod tax allocation	—	(18,185)
In-process research and development	—	220,766
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	30,534	4,159
Prepaid expenses and other assets	(5,090)	(6,360)
Accounts payable	(1,195)	121
Accrued expenses and other	(6,909)	2,235
Deferred revenue	(4,138)	(15,090)

Net cash used in operating activities	(81,711)	(88,300)

Cash flows from investing activities:
Purchases of property and equipment	(3,374)	(2,240)
Increase in restricted cash	(288)	—
Purchases of marketable securities	(817,670)	(768,510)
Sales and maturities of marketable securities	373,068	187,595
Payment for asset acquisition	—	(25,000)

Net cash used in investing activities	(448,264)	(608,155)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	20,763	16,679
Proceeds from issuance of common stock, net of offering costs	496,400	—
Proceeds from issuance of common stock to Genzyme	89,018	723,037
Payments for repurchase of common stock for employee tax withholding	(123)	(15,703)

Net cash provided by financing activities	606,058	724,013

Net increase in cash and cash equivalents	76,083	27,558
Cash and cash equivalents, beginning of period	75,179	53,169

Cash and cash equivalents, end of period	$151,262	$80,727

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At June 30,
	2015	2014

Options to purchase common stock	8,496	8,038
Unvested restricted common stock	27	23

	8,523	8,061

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At June 30, 2015, the balance in our accumulated other comprehensive income was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income. We did not recognize any realized gains or losses from sales of our available-for-sale securities during the six months ended June 30, 2015, and as a result, did not reclassify any amount out of accumulated other comprehensive income for the same period. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive income (loss). We did not record any impairment charges related to our fixed income marketable securities during the current period. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of money market funds.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue standard. The new standard will be effective for us on January 1, 2018. Early adoption is permitted any time after the original effective date, which for us is January 1, 2017. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the timing, method of adoption and the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

2. SIGNIFICANT AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Takeda	$3,374	$5,494	$8,867	$10,987
The Medicines Company	2,648	1,259	4,631	2,525
Genzyme	2,610	(897)	4,427	(897)
Monsanto	—	1,410	5,621	2,820
Other	53	29	3,676	135

Total net revenues from collaborators	$8,685	$7,295	$27,222	$15,570

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

The 2014 Genzyme collaboration is structured as an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of Genetic Medicines, which includes our current and future Genetic Medicine programs that reach Human Proof-of-Principle Study Completion (as defined in the Genzyme master agreement), or Human POP, by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in North America and Western Europe, referred to as the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the rest of the world, referred to as the Genzyme Territory, together with certain broader co-development/co-

promote or worldwide rights for certain products. Genzyme’s rights, described in detail below, are structured as an opt-in that is triggered upon achievement of Human POP. We maintain development control for all programs prior to Genzyme’s opt-in and maintain development and commercialization control after Genzyme’s opt-in for all programs in the Alnylam Territory.

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

We determined that the total cash received from Genzyme under the now superseded 2012 Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Genzyme collaboration. Therefore we are recognizing the $33.5 million of deferred revenue under the 2012 Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs, which, as noted above, is currently approximately six years. In addition, during the fourth quarter of 2014, we recognized as revenue a portion of the $25.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During the three and six months ended June 30, 2015, we also recognized as revenue a portion of the expense reimbursement of $9.3 million and $18.1 million, respectively, due to us under the terms of the 2014 Genzyme collaboration equal to the percentage of the performance period completed to date. As future consideration is achieved, including any milestones or reimbursement for development activities, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At June 30, 2015, deferred revenue under the 2014 Genzyme collaboration was $20.4 million.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$121,917	$121,917	$—	$—
Marketable securities (fixed income):
Certificates of deposit	3,300	—	3,300	—
Commercial paper	47,759	—	47,759	—
Corporate notes	1,032,078	—	1,032,078	—
Municipal debt securities	8,997	—	8,997	—
U.S. government-sponsored enterprise securities	84,478	—	84,478	—
U.S. treasury securities	65,396	—	65,396	—
Yankee instruments	3,530	—	3,530	—
Marketable securities (Regulus equity holdings)	64,628	64,628	—	—

Total	$1,432,083	$186,545	$1,245,538	$—

Description	At December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$56,203	$56,203	$—	$—
Marketable securities (fixed income):
Certificates of deposit	24,300	—	24,300	—
Commercial paper	40,796	—	40,796	—
Corporate notes	662,545	—	662,545	—
Municipal debt securities	9,005	—	9,005	—
U.S. government-sponsored enterprise securities	64,856	—	64,856	—
U.S. treasury securities	5,248	—	5,248	—
Marketable securities (Regulus equity holdings)	94,583	94,583	—	—

Total	$957,536	$150,786	$806,750	$—

During the six months ended June 30, 2015, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

4. MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at June 30, 2015 and 2014 and the activity for the three months ended June 30, 2015 and 2014, in thousands:

Description	At March 31, 2015	Sales of Regulus Shares During Three Months Ended June 30, 2015	All Other Activity During Three Months Ended June 30, 2015	Balance at June 30, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income, before tax	87,955	—	(35,262)	52,693

Investment in equity securities of Regulus, as reported	$99,890	$—	$(35,262)	$64,628

Accumulated other comprehensive income, before tax	$87,955	$—	$(35,262)	$52,693
Intraperiod tax allocation recorded as a benefit from income taxes	(33,223)	—	431	(32,792)
Intraperiod tax allocation recorded as an accrued liability	(2,004)	—	2,004	—

Accumulated other comprehensive income, net of tax	$52,728	$—	$(32,827)	$19,901

Description	At March 31, 2014	Sales of Regulus Shares During Three Months Ended June 30, 2014	All Other Activity During Three Months Ended June 30, 2014	Balance at June 30, 2014
Carrying value	$12,449	$—	$—	$12,449
Accumulated other comprehensive income, before tax	43,029	—	(6,028)	37,001

Investment in equity securities of Regulus, as reported	$55,478	$—	$(6,028)	$49,450

Accumulated other comprehensive income, before tax	$43,029	$—	$(6,028)	$37,001
Intraperiod tax allocation recorded as a benefit from income taxes	(15,966)	—	1,384	(14,582)
Intraperiod tax allocation recorded as an accrued liability	(1,380)	—	1,088	(292)

Accumulated other comprehensive income, net of tax	$25,683	$—	$(3,556)	$22,127

The following tables summarize the fair value, accumulated other comprehensive income and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at June 30, 2015 and 2014, and the activity for the six months ended June 30, 2015 and 2014, in thousands:

Description	At December 31, 2014	Sales of Regulus Shares During Six Months Ended June 30, 2015	All Other Activity During Six Months Ended June 30, 2015	Balance at June 30, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income, before tax	82,648	—	(29,955)	52,693

Investment in equity securities of Regulus, as reported	$94,583	$—	$(29,955)	$64,628

Accumulated other comprehensive income, before tax	$82,648	$—	$(29,955)	$52,693
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Intraperiod tax allocation recorded as an accrued liability	—	—	—	—

Accumulated other comprehensive income, net of tax	$49,856	$—	$(29,955)	$19,901

Description	At December 31, 2013	Sales of Regulus Shares During Six Months Ended June 30, 2014	All Other Activity During Six Months Ended June 30, 2014	Balance at June 30, 2014
Carrying value	$12,449	$—	$—	$12,449
Accumulated other comprehensive income, before tax	33,003	—	3,998	37,001

Investment in equity securities of Regulus, as reported	$45,452	$—	$3,998	$49,450

Accumulated other comprehensive income, before tax	$33,003	$—	$3,998	$37,001
Intraperiod tax allocation recorded as a benefit from income taxes	(13,267)	—	(1,315)	(14,582)
Intraperiod tax allocation recorded as an accrued liability	—	—	(292)	(292)

Accumulated other comprehensive income, net of tax	$19,736	$—	$2,391	$22,127

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at June 30, 2015 and December 31, 2014, in thousands:

	At June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (Due within 1 year)	$3,300	$—	$—	$3,300
Commercial paper (Due within 1 year)	47,768	4	(13)	47,759
Corporate notes (Due within 1 year)	648,644	58	(385)	648,317
Corporate notes (Due after 1 year through 2 years)	384,553	11	(803)	383,761
Municipal debt securities (Due within 1 year)	9,002	—	(5)	8,997
U.S. government-sponsored enterprise securities (Due within 1 year)	22,840	5	(2)	22,843
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	61,662	14	(41)	61,635
U.S. treasury securities (Due within 1 year)	57,496	28	—	57,524
U.S. treasury securities (Due after 1 year through 2 years)	7,866	6	—	7,872
Yankee instruments (Due after 1 year through 2 years)	3,546	—	(16)	3,530

Total	$1,246,677	$126	$(1,265)	$1,245,538

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (Due within 1 year)	$24,300	$—	$—	$24,300
Commercial paper (Due within 1 year)	40,785	11	—	40,796
Corporate notes (Due within 1 year)	449,044	14	(293)	448,765
Corporate notes (Due after 1 year through 2 years)	214,510	—	(730)	213,780
Municipal debt securities (Due after 1 year through 2 years)	9,002	3	—	9,005
U.S. government-sponsored enterprise securities (Due within 1 year)	13,069	—	(1)	13,068
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	51,879	—	(91)	51,788
U.S. treasury securities (Due after 1 year through 2 years)	5,254	—	(6)	5,248

Total	$807,843	$28	$(1,121)	$806,750

5. COMMITMENTS AND CONTINGENCIES

Facility Leases

675 West Kendall Street

In April 2015, we entered into a non-cancelable real property lease, or the BMR lease, with BMR-675 West Kendall Street LLC, or BMR, for laboratory and office space located at 675 West Kendall Street, Cambridge, Massachusetts. We intend to move our corporate headquarters to this location in early 2019.

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

Initial annual rent for the 10th floor lease and the additional lease, exclusive of operating expenses and real property taxes, will be $1.7 million and $3.5 million, respectively, with annual increases of $1/square foot under each lease thereafter. Rent payments commenced in May 2015 under the 10th floor lease and we expect rent payments to commence in May 2016 under the additional lease.

The 101 Main Street leases contain customary provisions allowing RREEF to terminate the leases if we fail to remedy a breach of any of our obligations within specified time periods, or upon our bankruptcy or insolvency.

As a result of the BMR lease and 101 Main Street leases, we expect our facility lease obligations through 2034 will increase by $409.3 million from the amount previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Future minimum payments under our non-cancelable leases as of December 31, 2014, as updated for the BMR lease and 101 Main Street leases entered into during the first half of 2015, are approximately as follows, in thousands:

Year Ending December 31,
2015	$7,865
2016	11,294
2017	13,131
2018	13,055
2019	30,954
Thereafter	383,182

Total	$459,481

Litigation

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation GmbH, together, Max Planck, the Whitehead Institute for Biomedical Research, or Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the United States District Court for the District of Massachusetts for trial, which is now scheduled to begin on November 2, 2015. On March 30, 2015, Utah voluntarily dismissed its sole inventorship claims leaving joint inventorship and state law damages claims pending. Utah subsequently clarified that such dismissal was with prejudice. On March 31, 2015, we filed motions for summary judgment seeking dismissal of all remaining claims. An oral hearing on these motions was held July 13, 2015 and we expect a ruling from the Court in the third quarter of 2015.

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

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck Sharp & Dohme Corp., including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, along with initial discovery requests. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed.

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

Our research and development strategy is focused primarily on the use of our proprietary N-acetylgalactosamine, or GalNAc-conjugate strategy for delivery of small interfering RNAs, or “siRNAs” – the molecules that mediate RNAi – toward liver-expressed genes involved in the cause or pathway of human diseases. We are also focused on clinical indications where there are high unmet medical needs, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval and commercialization.

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

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At June 30, 2015, we had an accumulated deficit of $1.1 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the optimization of drug delivery technologies, clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Our broad pipeline of investigational RNAi therapeutics is focused in three STArs: Genetic Medicines, for the treatment of rare diseases; Cardio-Metabolic Disease, focused on genetically validated, liver-expressed genes for unmet needs in dyslipidemia, hypertension, NASH and type 2 diabetes; and Hepatic Infectious Disease, addressing major global health challenges, including but not limited to HBV infection. The following is a summary of our product development programs in each of our STArs as of August 3, 2015:

During the second quarter of 2015 and recent period, we reported the following updates from our clinical-stage programs:

Genetic Medicine STAr:

•	We advanced investigational RNAi therapeutic programs for the treatment of transthyretin (TTR)-mediated amyloidosis, or ATTR amyloidosis.

•	We continued enrollment in our APOLLO Phase 3 study of patisiran in ATTR amyloidosis patients with familial amyloidotic polyneuropathy, or FAP.

•	We initiated a Phase 3 open-label extension, or OLE, study with patisiran, referred to as APOLLO-OLE.

•	We reported positive 12-month clinical data from our patisiran Phase 2 OLE study showing sustained TTR knockdown of up to a mean 88% and continued evidence for potential halting of neuropathy progression. Specifically, a mean 2.5 point decrease in neuropathy impairment score, or mNIS+7, was observed after 12 months of patisiran administration, comparing favorably to a 13-18 point increase estimated from the literature in untreated FAP patients with similar baseline characteristics. Patisiran was also found to be generally well tolerated out to 17 months of study drug administration.

•	We continued enrollment in our ENDEAVOUR Phase 3 study of revusiran in ATTR amyloidosis patients with familial amyloidotic cardiomyopathy, or FAC.

•	We continued dosing FAC and senile systemic amyloidosis, or SSA, patients in our revusiran Phase 2 OLE study, which was initiated in November 2014 and is designed to evaluate the tolerability and clinical activity of revusiran with long-term dosing for up to two years.

•	We reported that three patients have discontinued from the revusiran Phase 2 OLE study as of August 5, 2015 due to injection site reactions, or ISRs, including some with associated diffuse rash. The study drug remains otherwise generally well tolerated in the broader revusiran Phase 2 OLE study population. We plan to present initial clinical results from the revusiran Phase 2 OLE study in late 2015.

•	We received Orphan Drug Designation from the United States Food & Drug Administration, or FDA, for revusiran.

•	We announced that we are advancing a Development Candidate for an Enhanced Stabilization Chemistry, or ESC-GalNAc-siRNA targeting TTR that is expected to support a once-monthly and possibly once-quarterly subcutaneous dose regimen.

•	We advanced ALN-AT3 for the treatment of hemophilia and rare bleeding disorders, or RBD.

•	We reported positive interim results from the ongoing Phase 1 study of ALN-AT3, including an up to 86% knockdown of antithrombin, or AT, and evidence for a potential re-balancing of hemostasis resulting in normalization of thrombin generation up to a mean increase of 350% and marked improvements in whole blood clotting. In addition, in a post hoc exploratory analysis, AT knockdown was found to be associated with reduced bleeding frequency, with the maximum bleed-free interval of 114 days in a subject with severe hemophilia A. ALN-AT3 was also shown to be generally well tolerated, without any clinically significant increases in D-dimer, a marker of pathologic clot formation.

•	We advanced ALN-CC5 for the treatment of complement-mediated diseases.

•	We presented initial positive Phase 1/2 study results with ALN-CC5 showing that single subcutaneous doses of ALN-CC5 achieved potent, statistically significant and highly durable C5 knockdown of up to 96% and an up to 92% inhibition of serum complement activity, including an up to 61% inhibition of serum hemolytic activity; single doses of ALN-CC5 were generally well tolerated.

•	We initiated a Phase 1 study with ALN-AS1 for the treatment of acute hepatic porphyrias. The trial is being conducted initially in asymptomatic high excreter patients with acute intermittent porphyria, or AIP, and then in AIP patients with recurrent attacks.

•	We initiated a Phase 1/2 study with ALN-AAT for the treatment of alpha-1 antitrypsin, or AAT, deficiency-associated liver disease, or alpha-1 liver disease, which is being conducted initially in normal healthy volunteers, and then in patients with alpha-1 liver disease.

Cardio-Metabolic STAr:

•	We completed enrollment in our Phase 1 clinical trial with ALN-PCSsc, an investigational RNAi therapeutic for the treatment of hypercholesterolemia, in normal human volunteers with elevated LDL-C at baseline.

There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate. These risks include the uncertainty of:

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

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of June 30, 2015, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues from collaborators	$8,685	$7,295	$27,222	$15,570
Operating expenses	81,629	52,300	152,388	329,639
Loss from operations	(72,944)	(45,005)	(125,166)	(314,069)
Net loss	$(71,783)	$(44,074)	$(122,560)	$(295,017)

The decrease in operating expenses for the six months ended June 30, 2015 resulted primarily from a $220.8 million charge in the six months ended June 30, 2014 to in-process research and development expense in connection with the purchase of the Sirna RNAi assets from Merck Sharp & Dohme Corp., or Merck, which is described below under the heading “In-process research and development.”

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Takeda	$3,374	$5,494	$8,867	$10,987
The Medicines Company	2,648	1,259	4,631	2,525
Genzyme	2,610	(897)	4,427	(897)
Monsanto	—	1,410	5,621	2,820
Other	53	29	3,676	135

Total net revenues from collaborators	$8,685	$7,295	$27,222	$15,570

Net revenues from collaborators increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due primarily to services performed in connection with our performance obligations under agreements with MDCO and Genzyme, partially offset by a decrease in revenue recognized under our agreements with Monsanto and Takeda. Net revenues from collaborators increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due primarily to revenue recognized in connection with the September 2014 amendment of our remaining performance obligations under the Monsanto agreement, as well as services performed in connection with our performance obligations under agreements with MDCO and Genzyme. In addition, net revenues from other collaborators during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 increased due to the achievement of certain non-recurring milestones from other sources.

We expect net revenues from collaborators to decrease during the second half of 2015 on a comparative basis due primarily to the completion of our revenue amortization under the Takeda agreement in May 2015.

We had $62.7 million of deferred revenue at June 30, 2015, which consists primarily of payments we have received from collaborators, primarily Kyowa Hakko Kirin, MDCO and Genzyme, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Total Operating	Three Months Ended	% of Total Operating	Increase (Decrease)
	June 30, 2015	Expenses	June 30, 2014	Expenses	$	%
Research and development	$67,007	82%	$44,672	85%	$22,335	50%
In-process research and development	—	0%	(3,890)	(7)%	3,890	N/A
General and administrative	14,622	18%	11,518	22%	3,104	27%

Total operating expenses	$81,629	100%	$52,300	100%	$29,329	56%

	Six Months Ended	% of Total Operating	Six Months Ended	% of Total Operating	Increase (Decrease)
	June 30, 2015	Expenses	June 30, 2014	Expenses	$	%
Research and development	$125,042	82%	$88,430	27%	$36,612	41%
In-process research and development	—	0%	220,766	67%	(220,766)	(100)%
General and administrative	27,346	18%	20,443	6%	6,903	34%

Total operating expenses	$152,388	100%	$329,639	100%	$(177,251)	(54)%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
Research and development
Clinical trial and manufacturing	$28,885	43%	$18,661	42%	$10,224	55%
Compensation and related	14,140	21%	8,953	20%	5,187	58%
External services	7,321	11%	7,497	17%	(176)	(2)%
Non-cash stock-based compensation	6,149	9%	2,557	6%	3,592	140%
Facilities-related	5,098	8%	4,310	10%	788	18%
Lab supplies and materials	2,012	3%	1,381	3%	631	46%
License fees	1,558	2%	199	*	1,359	683%
Other	1,844	3%	1,114	2%	730	66%

Total research and development expenses	$67,007	100%	$44,672	100%	$22,335	50%

*	Indicates less than 1%

Research and development expenses increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due primarily to additional expenses for clinical trial and manufacturing resulting from the significant advancement of certain of our clinical and pre-clinical programs. In addition, compensation and related expenses increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due primarily to a significant increase in headcount during the period as we continue to expand and advance our development pipeline. Non-cash stock-based compensation expenses increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to a significant increase in headcount and an increase in the valuation of stock options granted.

	Six Months Ended	% of Expense	Six Months Ended	% of Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
Research and development
Clinical trial and manufacturing	$52,904	42%	$31,413	35%	$21,491	68%
Compensation and related	27,822	22%	18,229	21%	9,593	53%
External services	13,904	11%	10,796	12%	3,108	29%
Non-cash stock-based compensation	11,495	9%	6,238	7%	5,257	84%
Facilities-related	9,834	8%	8,664	10%	1,170	14%
Lab supplies and materials	3,925	3%	2,714	3%	1,211	45%
License fees	1,788	2%	8,583	10%	(6,795)	(79)%
Other	3,370	3%	1,793	2%	1,577	88%

Total research and development expenses	$125,042	100%	$88,430	100%	$36,612	41%

Research and development expenses increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due primarily to additional expenses for clinical trial and manufacturing and external services resulting from the significant advancement of certain of our clinical and pre-clinical programs. In addition, compensation and related expenses increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due primarily to a significant increase in headcount during the period as we continue to expand and advance our development pipeline. Non-cash stock-based compensation expenses increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to a significant increase in headcount and an increase in the valuation of stock options granted. Partially offsetting these increases was a decrease in license fees during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to payments to certain entities made in 2014, primarily fees due to Isis as a result of the 2014 Genzyme collaboration.

We expect to continue to devote a substantial portion of our resources to research and development expenses, including for the advancement of our Genetic Medicine, Cardio-Metabolic Disease and Hepatic Infectious Disease STArs, to support our goal of three marketed products and ten programs in clinical development, including four late stage programs, by 2020. We expect that research and development expenses will increase for the second half of 2015 as compared to the first half of 2015 as we continue to develop our pipeline and advance our product candidates into clinical trials.

A significant portion of our research and development costs are not tracked by project as they benefit multiple projects or our technology platform. However, certain of our collaboration agreements contain cost-sharing arrangements pursuant to which certain costs incurred under the project are reimbursed. Costs reimbursed under the agreements are classified as research and development expenses and typically include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. In addition, we have been reimbursed under government contracts for certain allowable costs including direct internal and external costs. As a result, although a significant portion of our research and development expenses are not tracked on a project-by-project basis, we do track direct external costs attributable to, and the actual time our employees worked on, our collaborations and government contracts.

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

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended	% of Expense	Three Months Ended	% of Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
General and administrative
Consulting and professional services	$6,164	42%	$3,160	27%	$3,004	95%
Non-cash stock-based compensation	4,030	27%	5,123	45%	(1,093)	(21)%
Compensation and related	2,586	18%	1,965	17%	621	32%
Facilities-related	971	7%	632	5%	339	54%

Other	871	6%	638	6%	233	37%

Total general and administrative expenses	$14,622	100%	$11,518	100%	$3,104	27%

General and administrative expenses increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due primarily to an increase in consulting and professional services expenses related to an increase in general business activities, primarily legal activities. In addition, compensation and related expenses increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due primarily to an increase in headcount during the period as compared to the prior year period. Non-cash stock-based compensation expenses decreased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to a one-time charge recorded for certain stock options that were modified during the three months ended June 30, 2014 that was partially offset by an increase in headcount and an increase in the valuation of stock options granted during the three months ended June 30, 2015.

	Six Months Ended	% of Expense	Six Months Ended	% of Expense	Increase (Decrease)
	June 30, 2015	Category	June 30, 2014	Category	$	%
General and administrative
Consulting and professional services	$11,400	42%	$6,932	34%	$4,468	64%
Non-cash stock-based compensation	6,920	25%	7,033	35%	(113)	(2)%
Compensation and related	5,543	20%	4,147	20%	1,396	34%
Facilities-related	1,667	6%	1,076	5%	591	55%
Other	1,816	7%	1,255	6%	561	45%

Total general and administrative expenses	$27,346	100%	$20,443	100%	$6,903	34%

General and administrative expenses increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due primarily to an increase in consulting and professional services expenses related to an increase in general business activities, primarily legal activities. In addition, compensation and related expenses increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due primarily to an increase in headcount during the period as compared to the prior year period.

We expect that general and administrative expenses will increase slightly for the second half of 2015 as compared to the first half of 2015.

Benefit from income taxes

During the six months ended June 30, 2014, we recorded an income tax benefit of $18.2 million due primarily to the sale of common stock at the execution of the 2014 Genzyme collaboration being recorded net of tax to additional paid-in capital.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2015	2014
Net loss	$(122,560)	$(295,017)
Adjustments to reconcile net loss to net cash used in operating activities	27,647	221,652
Changes in operating assets and liabilities	13,202	(14,935)

Net cash used in operating activities	(81,711)	(88,300)
Net cash used in investing activities	(448,264)	(608,155)
Net cash provided by financing activities	606,058	724,013

Net increase in cash and cash equivalents	76,083	27,558
Cash and cash equivalents, beginning of period	75,179	53,169

Cash and cash equivalents, end of period	$151,262	$80,727

Since we commenced operations in 2002, we have generated significant losses. At June 30, 2015, we had an accumulated deficit of $1.1 billion. At June 30, 2015, we had cash, cash equivalents and fixed income marketable securities of $1.40 billion, compared to cash, cash equivalents and fixed income marketable securities of $881.9 million at December 31, 2014, in each period excluding our investment in equity securities of Regulus.

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

We invest primarily in cash equivalents, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities at June 30, 2015.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the six months ended June 30, 2015, net cash used in operating activities of $81.7 million was due primarily to our net loss. For the six months ended June 30, 2014, net cash used in operating activities of $88.3 million was due primarily to our net loss. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments have historically included stock-based compensation, in-process research and development, intraperiod tax allocation and depreciation and amortization.

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

Investing activities

For the six months ended June 30, 2015, net cash used in investing activities of $448.3 million was due primarily to purchases of fixed income marketable securities. For the six months ended June 30, 2014, net cash used in investing activities of $608.2 million was due primarily to purchases of fixed income marketable securities.

Financing activities

For the six months ended June 30, 2015, net cash of $606.1 million provided by financing activities was due primarily to proceeds of $496.4 million received from our January 2015 underwritten public offering, proceeds of $89.0 million received from our issuances of common stock to Genzyme in January 2015, as well as proceeds of $20.8 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan. For the six months ended June 30, 2014, net cash of $724.0 million provided by financing activities was due primarily to proceeds of $723.0 million received from our issuance of common stock to Genzyme, as well as proceeds of $16.7 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan, partially offset by $15.7 million of payments for the repurchase of common stock for employee tax withholding.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014. We recently entered into real property leases for office and laboratory space at 675 West Kendall Street, Cambridge, MA and office space at 101 Main Street, Cambridge, MA. See Note 5 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of these lease agreements. As a result, we expect our facility lease obligations through 2034 will increase by $409.3 million from the amount previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

In the table below, we set forth our enforceable and legally binding obligations and future commitments for facility lease obligations at December 31, 2014, as updated to include the leases described above. The amounts included in this table are based in part on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2015	2016 and 2017	2018 and 2019	After 2019	Total
Facility lease obligations(1)	$7,865	$24,425	$44,009	$383,182	$459,481

(1)	Relates to our Cambridge, Massachusetts non-cancelable operating lease agreements as of December 31, 2014, as well as the recently entered leases at 675 West Kendall Street and 101 Main Street, Cambridge, MA.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In July 2015, the FASB voted to approve a one-year deferral of the effective date of the new revenue standard. The new standard will be effective for us on January 1, 2018. Early adoption is permitted any time after the original effective date, which for us is January 1, 2017. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the timing, method of adoption and the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist of primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2015, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $5.1 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the six months ended June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah is seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the United States District Court for the District of Massachusetts for trial, which is now scheduled to begin on November 2, 2015. On March 30, 2015, Utah voluntarily dismissed its sole inventorship claims leaving joint inventorship and state law damages claims pending. Utah subsequently clarified that such dismissal was with prejudice. On March 31, 2015, we filed motions for summary judgment seeking dismissal of all remaining claims. An oral hearing on these motions was held July 13, 2015 and we expect a ruling from the Court in the third quarter of 2015.

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

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to, among other things, the RNAi assets we purchased from Merck, including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, along with initial discovery requests. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed.

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

We have experienced significant operating losses since our inception. At June 30, 2015, we had an accumulated deficit of $1.1 billion. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

At June 30, 2015, we had $1.40 billion in cash, cash equivalents and fixed income marketable securities, excluding our investment in equity securities of Regulus. We historically have invested these amounts in corporate bonds, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop sales and marketing capabilities outside of the United States and EU, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Tekmira filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Tekmira regarding the achievement by Tekmira of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Tekmira arbitration hearing was held in May 2015 and we expect a decision from the arbitration panel during the third quarter of 2015.

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

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we rely on third parties to manufacture the materials we will require for any clinical trials that we initiate. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a few contract manufacturers for our supply of synthetic siRNAs. For example, we recently amended our manufacturing agreement with Agilent Technologies, Inc., or Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as additional expense to us. To fulfill our siRNA requirements, we may need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale up of our delivery technologies could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly formulate our siRNAs for delivery could result in unusable product. Furthermore, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. Given the limited number of suppliers for our delivery technology and other materials, we have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical use and early commercial supply, and in the future, we may also develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates for human clinical use. In developing these manufacturing capabilities by building our own manufacturing facility, we have incurred substantial expenditures. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facility. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facility in the future, we may also need to secure alternative suppliers of patisiran formulated bulk drug product and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties, including Agilent, to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of Agilent or any other third-party manufacturer to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could adversely affect our business in a number of ways, including:

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

If any third-party manufacturer with whom we contract, including Agilent, fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our products or product candidates.

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

We have grown our workforce significantly over the past year and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 profile. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. We may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

We may have difficulty expanding our operations successfully as we evolve from a company primarily involved in discovery, pre-clinical testing and clinical development into one that develops and commercializes multiple drugs.

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations. As noted above, we have grown our workforce significantly over the past year and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 profile. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to develop additional infrastructure and capabilities to support our growth and obtain additional space to conduct our operations. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive pre-clinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have multiple programs in clinical development, including two programs in Phase 3 clinical trials, as well as several earlier stage clinical programs However, we may not be able to further advance these or any other product candidate through clinical trials.

If we enter into clinical trials, the results from pre-clinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, during 2015, we announced updated results from our Phase 1 clinical trial of ALN-AT3, including initial clinical data on a small number of people with hemophilia. Although the initial clinical data from this trial are encouraging, the data are preliminary in nature, based on a limited number of subjects and the ALN-AT3 Phase 1 study is not complete. These data, or other positive data, may not continue for these subjects or occur for any future subjects in this study, and may not be repeated or observed in any future studies. There can be no assurance that this study will ultimately be successful or support further clinical advancement of this product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, patisiran, revusiran and ALN-AT3 each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective. In May 2014, we reported the first human study results for our ESC-GalNAc conjugate technology, which enables subcutaneous dosing with increased potency, durability and a wide therapeutic index. While these initial clinical results of ALN-AT3 demonstrated a greater than 50-fold potency improvement with ESC-GalNAc conjugates relative to standard template chemistry conjugates, we cannot assure you that we will see similar results with other clinical candidates.

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

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In our patisiran Phase 2 OLE study in FAP patients, based on 12-month data reported from 27 FAP patients as of the data cutoff on March 13, 2015, the most common drug-related or possibly drug-related adverse events were flushing and infusion-related reactions, which were both mild in severity and did not result in any discontinuations. The most common adverse event in our revusiran Phase 2 study was ISRs. In addition, we recently reported that as of August 5, 2015, three patients in our revusiran Phase 2 OLE study, initiated in November 2014, had discontinued treatment due to recurrent cutaneous adverse events, described as localized reactions at the injection site with some associated diffuse rash, in association with revusiran administration. The next most common adverse event in our Phase 2 study of revusiran was a low incidence of transient mild liver function test changes that, in all cases, resolved without discontinuing therapy. The occurrence of adverse events can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

The manufacturer and manufacturing facilities we use to make our product candidates, including our Cambridge facility and Agilent, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. To date, our Cambridge manufacturing facility has not been subject to an inspection by any regulatory authority. The discovery of any new or previously unknown problems with us or our third-party manufacturers, or our or their manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran for Phase 3 clinical and early commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, CRT, Isis, MIT, Whitehead, Max Planck Innovation and Tekmira. We also intend to enter into additional licenses to third-party intellectual property in the future.

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

Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck. A third party may also claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Tekmira filed a civil complaint against us alleging, among other things, misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets. In November 2012, we settled this litigation and restructured our contractual relationship with Tekmira. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses during the quarter ended December 31, 2012. In addition, during the pendency of the litigation, we incurred significant costs, and the defense of this litigation diverted the attention of our management and other resources that would otherwise have been engaged in other activities.

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the United States District Court for the District of Massachusetts against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah is seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. In October 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss and UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. In December 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the Court stay the case pending the outcome of the appeal. In July 2012, the Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower Court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the lower Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower Court proceedings pending a decision from the Supreme Court on our petition. The lower Court granted our motion to stay the proceedings, however, in June 2014, the Supreme Court denied our petition for certiorari and remanded the case back to the United States District Court for the District of Massachusetts for trial, which is now scheduled to begin on November 2, 2015. On March 30, 2015, Utah voluntarily dismissed its sole inventorship claims leaving joint inventorship and state law damages claims pending. Utah subsequently clarified that such dismissal was with prejudice. On March 31, 2015, we filed motions for summary judgment seeking dismissal of all remaining claims. An oral hearing on these motions was held July 13, 2015 and we expect a ruling from the Court in the third quarter of 2015.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, Tekmira has notified us that it believes it has achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We have notified Tekmira that we do not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Tekmira has not yet met the conditions of the milestone and is not entitled to payment at this time. If it is determined through arbitration that Tekmira has met the requirements of the milestone, we will have to pay Tekmira the milestone, plus potentially interest. The Tekmira arbitration hearing was held in May 2015 and we expect a decision from the arbitration panel during the third quarter of 2015.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders.

ITEM 6. EXHIBITS.

10.1	Amended and Restated 2009 Stock Incentive Plan.

10.2	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under Amended and Restated 2009 Stock Incentive Plan.

10.3	Forms of Restricted Stock Agreement and Restricted Stock Unit Agreement under Amended and Restated 2009 Stock Incentive Plan.

10.4	Form of Director Nonstatutory Stock Option Agreement under Amended and Restated 2009 Stock Incentive Plan.

10.5	Lease dated as of March 18, 2015 between RREEF America REIT II CORP. PPP and the Registrant, as amended by First Amendment to Lease dated as of April 16, 2015.

10.6	Lease dated as of May 5, 2015 between RREEF America REIT II CORP. PPP and the Registrant.

10.7	Lease entered into as of April 3, 2015 by and between BMR-675 West Kendall Street LLC and the Registrant.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 7, 2015	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)