Form 10-Q
period 2015-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2015-11-09
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 30, 2015, the registrant had 84,735,707 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$149,218	$75,179
Marketable securities	828,427	526,929
Investment in equity securities of Regulus Therapeutics Inc.	38,565	94,583
Billed and unbilled collaboration receivables	8,130	39,937
Prepaid expenses and other current assets	17,453	9,739

Total current assets	1,041,793	746,367
Marketable securities	358,629	279,821
Deferred tax assets	9,406	31,667
Property and equipment, net	26,316	21,740

Total assets	$1,436,144	$1,079,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,272	$15,111
Accrued expenses	18,444	23,680
Deferred tax liabilities	9,406	31,667
Deferred rent	1,017	1,005
Deferred revenue	13,973	23,871

Total current liabilities	57,112	95,334
Deferred rent, net of current portion	5,311	5,011
Deferred revenue, net of current portion	52,117	42,983

Total liabilities	114,540	143,328

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 125,000,000 shares authorized; 84,708,488 shares issued and outstanding at September 30, 2015; 77,202,753 shares issued and outstanding at December 31, 2014	847	772
Additional paid-in capital	2,483,958	1,843,362
Accumulated other comprehensive (loss) income	(7,219)	48,763
Accumulated deficit	(1,155,982)	(956,630)

Total stockholders’ equity	1,321,604	936,267

Total liabilities and stockholders’ equity	$1,436,144	$1,079,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues from collaborators	$6,324	$10,972	$33,546	$26,542

Operating expenses:

Research and development (1)	68,618	46,273	193,660	134,703

In-process research and development	—	—	—	220,766

General and administrative (1)	16,036	9,898	43,382	30,341

Total operating expenses	84,654	56,171	237,042	385,810

Loss from operations	(78,330)	(45,199)	(203,496)	(359,268)

Other income (expense):
Interest income	1,610	753	4,243	1,779
Other (expense) income	(72)	524	(99)	365

Total other income	1,538	1,277	4,144	2,144

Loss before income taxes	(76,792)	(43,922)	(199,352)	(357,124)
(Provision for) Benefit from income taxes	—	(67)	—	18,118

Net loss	$(76,792)	$(43,989)	$(199,352)	$(339,006)

Net loss per common share - basic and diluted	$(0.91)	$(0.58)	$(2.38)	$(4.62)

Weighted-average common shares used to compute basic and diluted net loss per common share	84,633	76,408	83,696	73,375

Comprehensive loss:
Net loss	$(76,792)	$(43,989)	$(199,352)	$(339,006)
Unrealized loss on marketable securities, net of tax	(25,981)	(6,230)	(55,982)	(3,964)
Reclassification adjustment for realized gain on marketable securities included in net loss	—	(567)	—	(567)

Comprehensive loss	$(102,773)	$(50,786)	$(255,334)	$(343,537)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$6,334	$3,781	$17,829	$10,019
General and administrative	5,514	2,571	12,434	9,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(199,352)	$(339,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,981	8,585
Non-cash stock-based compensation	30,263	19,623
Charge for 401(k) company stock match	775	513
Realized gain on sale of marketable securities	—	(567)
Benefit from intraperiod tax allocation	—	(18,118)
In-process research and development	—	220,766
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	31,807	3,864
Prepaid expenses and other assets	(7,426)	(6,789)
Accounts payable	(885)	(826)
Accrued expenses and other	(4,475)	7,291
Deferred revenue	(764)	(24,342)

Net cash used in operating activities	(136,076)	(129,006)

Cash flows from investing activities:
Purchases of property and equipment	(9,851)	(5,435)
Increase in restricted cash	(288)	—
Purchases of marketable securities	(898,041)	(852,673)
Sales and maturities of marketable securities	508,586	312,859
Payment for asset acquisition	—	(25,000)

Net cash used in investing activities	(399,594)	(570,249)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	24,594	21,735
Proceeds from issuance of common stock, net of offering costs	496,400	—
Proceeds from issuance of common stock to Genzyme	89,018	723,037
Payments for repurchase of common stock for employee tax withholding	(303)	(15,965)

Net cash provided by financing activities	609,709	728,807

Net increase in cash and cash equivalents	74,039	29,552
Cash and cash equivalents, beginning of period	75,179	53,169

Cash and cash equivalents, end of period	$149,218	$82,721

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At September 30,
	2015	2014

Options to purchase common stock	8,415	8,082
Unvested restricted common stock	22	31

	8,437	8,113

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At September 30, 2015, the balance in our accumulated other comprehensive loss was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income. We did not recognize any realized gains or losses from sales of our available-for-sale securities during the nine months ended September 30, 2015, and as a result, did not reclassify any amount out of accumulated other comprehensive income (loss) for the same period. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive income (loss). We did not record any impairment charges related to our fixed income marketable securities during the current period. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of money market funds, commercial paper and corporate notes.

We account for our investment in Regulus as an available-for-sale marketable security. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. Upon sales of our available-for-sale marketable securities, we apply the aggregate portfolio approach to recognize the related tax provision or benefit into income (loss) from continuing operations. As a result, the disproportionate tax effect remains in accumulated other comprehensive income (loss) as long as we maintain an investment portfolio.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. Early adoption is permitted any time after the original effective date, which for us is January 1, 2017. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the timing, method of adoption and the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

In April 2015, the FASB amended its guidance on internal use software to clarify the accounting by customers for fees paid in a cloud computing arrangement. Under this guidance, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the customer’s accounting for other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new guidance will be effective for us on January 1, 2016. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

2. SIGNIFICANT AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Genzyme	$3,008	$(897)	$7,435	$(1,794)
The Medicines Company	2,752	1,286	7,383	3,811
Takeda	—	5,494	8,867	16,481
Monsanto	—	3,400	5,621	6,220
Other	564	1,689	4,240	1,824

Total net revenues from collaborators	$6,324	$10,972	$33,546	$26,542

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

Under the 2014 Genzyme collaboration, Genzyme’s specific license rights and the programs for which Genzyme has opted-into include the following:

•	Regional license terms and programs – Upon opt-in, we will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize the product in the Genzyme Territory. Genzyme can elect this license for any of our current and future Genetic Medicine programs that complete Human POP by the end of 2019, subject to limited extension. Development costs for products once Genzyme exercises an option will be shared between Genzyme and us, with Genzyme responsible for twenty percent of the global development costs. Upon the effective date of the 2014 Genzyme collaboration, Genzyme expanded the scope of its regional license and collaboration for patisiran, an investigational RNAi therapeutic currently in a Phase 3 clinical trial, which was originally established under the 2012 Genzyme agreement. In September 2015, Genzyme elected to opt into our ALN-AT3 clinical development program for the treatment of hemophilia and other rare bleeding disorders under the regional license terms. As described above, Genzyme retains its future opt-in right to co-develop and co-promote ALN-AT3 in the Alnylam Territory pursuant to the co-development/co-promote license terms described below. Cost-sharing for the ALN-AT3 program is expected to begin in January 2016. Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain patisiran development milestones. In addition, Genzyme will be required to make payments totaling up to $75.0 million per product other than patisiran, including ALN-AT3, including up to $55.0 million in development milestones and $20.0 million in commercial milestones. We could potentially earn the next patisiran milestone payment, ranging between $5.0 million and $20.0 million based on the geographic region, upon the achievement of specified events in connection with a regulatory filing or approval. We could potentially earn the first ALN-AT3 milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for ALN-AT3. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Genzyme, its affiliates and sublicensees.

•

Co-development/co-promote license terms and programs – Upon opt-in, we will retain product rights in the Alnylam Territory, while Genzyme will obtain exclusive rights to develop and commercialize the product in the Genzyme Territory, and will co-promote the product in the Alnylam Territory. Upon the effective date of the 2014 Genzyme collaboration, Genzyme expanded its regional rights for revusiran, an investigational RNAi therapeutic currently in a Phase 3 clinical trial, which were originally granted under the 2012 Genzyme agreement, to include a co-development/co-promote license and collaboration. As noted above, Genzyme also has the right to elect a co-development/co-promote license and collaboration for ALN-AT3, if it does not elect a global license and collaboration for ALN-AS1. Development costs for co-development/co-promote products, once Genzyme exercises an option, will be shared between Genzyme and us, with Genzyme responsible for fifty percent of the global development costs. Genzyme will be required to make payments totaling up to $75.0 million in development milestones for each of revusiran and ALN-AT3, if selected. In December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran. We could potentially earn the next revusiran milestone payment, ranging between $5.0 million and $25.0 million based on the geographic region, upon the achievement of specified events in connection with regulatory approval. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-promote product based on annual net sales, if any, in the Genzyme Territory for such co-development/co-promote product by Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory.

•	Global license terms and programs – Upon opt-in, Genzyme will obtain a worldwide license to develop and commercialize the product. Genzyme can elect a global license for ALN-AS1, if it does not elect a co-development/co-promote license for ALN-AT3, as described above. Genzyme will also have one right to a global license through 2019, subject to limited extension, for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Genzyme collaboration. Genzyme shall be responsible for one hundred percent of global development costs. Genzyme will be required to make payments totaling up to $200.0 million per global product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Genzyme, its affiliates and sublicensees.

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

Under the investor agreement, following the lock-up period, Genzyme will have three demand rights to require us to conduct a registered underwritten public offering with respect to the shares of common stock beneficially owned by Genzyme immediately after the closing of the stock purchase, subject to certain conditions. In addition, following the lock-up period, subject to certain conditions, Genzyme will be entitled to participate in registered underwritten public offerings by us if other selling stockholders are included in the registration.

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

We determined that the total cash received from Genzyme under the now superseded 2012 Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Genzyme collaboration. Therefore we are recognizing the $33.5 million of deferred revenue under the 2012 Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs, which, as noted above, is currently approximately six years. In addition, during the fourth quarter of 2014, we recognized as revenue a portion of the $25.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During the three and nine months ended September 30, 2015, we also recognized as revenue a portion of the expense reimbursement of $8.0 million and $26.1 million, respectively, due to us under the terms of the 2014 Genzyme collaboration equal to the percentage of the performance period completed to date. As future consideration is achieved, including any milestones or reimbursement for development activities, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At September 30, 2015, deferred revenue under the 2014 Genzyme collaboration was $25.3 million.

We determined that the opt-in rights that Genzyme has for future Genetic Medicine programs represent separate and additional deliverables that Genzyme may receive from us in future periods. Upon each opt-in by Genzyme, we have determined that each program and the related activities will represent a single unit of accounting and, consistent with our accounting policies, we will base our revenue recognition period on the final deliverable associated with each future opt-in, including ALN-AT3 where we expect to earn revenue, including cost reimbursement and potential milestones, beginning in 2016.

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,000	$—	$3,000	$—
Corporate notes	1,750	—	1,750	—
Money market funds	114,968	114,968	—	—
Marketable securities (fixed income):
Certificates of deposit	6,202	—	6,202	—
Commercial paper	35,139	—	35,139	—
Corporate notes	994,165	—	994,165	—
Municipal debt securities	8,996	—	8,996	—
U.S. government-sponsored enterprise securities	77,272	—	77,272	—
U.S. treasury securities	65,282	—	65,282	—
Marketable securities (Regulus equity holdings)	38,565	38,565	—	—

Total	$1,345,339	$153,533	$1,191,806	$—

Description	At December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$56,203	$56,203	$—	$—
Marketable securities (fixed income):
Certificates of deposit	24,300	—	24,300	—
Commercial paper	40,796	—	40,796	—
Corporate notes	662,545	—	662,545	—
Municipal debt securities	9,005	—	9,005	—
U.S. government-sponsored enterprise securities	64,856	—	64,856	—
U.S. treasury securities	5,248	—	5,248	—
Marketable securities (Regulus equity holdings)	94,583	94,583	—	—

Total	$957,536	$150,786	$806,750	$—

During the nine months ended September 30, 2015, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

4. MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at September 30, 2015 and 2014 and the activity for the three months ended September 30, 2015 and 2014, in thousands:

Description	At June 30, 2015	Sales of Regulus Shares During Three Months Ended September 30, 2015	All Other Activity During Three Months Ended September 30, 2015	Balance at September 30, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income (loss), before tax	52,693	—	(26,063)	26,630

Investment in equity securities of Regulus, as reported	$64,628	$—	$(26,063)	$38,565

Accumulated other comprehensive income (loss), before tax	$52,693	$—	$(26,063)	$26,630
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Intraperiod tax allocation recorded as an accrued liability	—	—	—	—

Accumulated other comprehensive income (loss), net of tax	$19,901	$—	$(26,063)	$(6,162)

Description	At June 30, 2014	Sales of Regulus Shares During Three Months Ended September 30, 2014	All Other Activity During Three Months Ended September 30, 2014	Balance at September 30, 2014
Carrying value	$12,449	$(214)	$—	$12,235
Accumulated other comprehensive income (loss), before tax	37,001	(567)	(7,383)	29,051

Investment in equity securities of Regulus, as reported	$49,450	$(781)	$(7,383)	$41,286

Accumulated other comprehensive income (loss), before tax	$37,001	$(567)	$(7,383)	$29,051
Intraperiod tax allocation recorded as a benefit from income taxes	(14,582)	—	1,315	(13,267)
Intraperiod tax allocation recorded as an accrued liability	(292)	—	292	—

Accumulated other comprehensive income (loss), net of tax	$22,127	$(567)	$(5,776)	$15,784

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at September 30, 2015 and 2014, and the activity for the nine months ended September 30, 2015 and 2014, in thousands:

Description	At December 31, 2014	Sales of Regulus Shares During Nine Months Ended September 30, 2015	All Other Activity During Nine Months Ended September 30, 2015	Balance at September 30, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income (loss), before tax	82,648	—	(56,018)	26,630

Investment in equity securities of Regulus, as reported	$94,583	$—	$(56,018)	$38,565

Accumulated other comprehensive income (loss), before tax	$82,648	$—	$(56,018)	$26,630
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Intraperiod tax allocation recorded as an accrued liability	—	—	—	—

Accumulated other comprehensive income (loss), net of tax	$49,856	$—	$(56,018)	$(6,162)

Description	At December 31, 2013	Sales of Regulus Shares During Nine Months Ended September 30, 2014	All Other Activity During Nine Months Ended September 30, 2014	Balance at September 30, 2014
Carrying value	$12,449	$(214)	$—	$12,235
Accumulated other comprehensive income (loss), before tax	33,003	(567)	(3,385)	29,051

Investment in equity securities of Regulus, as reported	$45,452	$(781)	$(3,385)	$41,286

Accumulated other comprehensive income (loss), before tax	$33,003	$(567)	$(3,385)	$29,051
Intraperiod tax allocation recorded as a benefit from income taxes	(13,267)	—	—	(13,267)
Intraperiod tax allocation recorded as an accrued liability	—	—	—	—

Accumulated other comprehensive income (loss), net of tax	$19,736	$(567)	$(3,385)	$15,784

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at September 30, 2015 and December 31, 2014, in thousands:

	At September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (Due within 1 year)	$6,200	$2	$—	$6,202
Commercial paper (Due within 1 year)	35,133	11	(5)	35,139
Corporate notes (Due within 1 year)	692,273	76	(269)	692,080
Corporate notes (Due after 1 year through 2 years)	303,007	31	(953)	302,085
Municipal debt securities (Due within 1 year)	9,001	—	(5)	8,996
U.S. government-sponsored enterprise securities (Due within 1 year)	20,723	6	(1)	20,728
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	56,541	14	(11)	56,544
U.S. treasury securities (Due within 1 year)	65,235	47	—	65,282

Total	$1,188,113	$187	$(1,244)	$1,187,056

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (Due within 1 year)	$24,300	$—	$—	$24,300
Commercial paper (Due within 1 year)	40,785	11	—	40,796
Corporate notes (Due within 1 year)	449,044	14	(293)	448,765
Corporate notes (Due after 1 year through 2 years)	214,510	—	(730)	213,780
Municipal debt securities (Due after 1 year through 2 years)	9,002	3	—	9,005
U.S. government-sponsored enterprise securities (Due within 1 year)	13,069	—	(1)	13,068
U.S. government-sponsored enterprise securities (Due after 1 year through 2 years)	51,879	—	(91)	51,788
U.S. treasury securities (Due after 1 year through 2 years)	5,254	—	(6)	5,248

Total	$807,843	$28	$(1,121)	$806,750

5. COMMITMENTS AND CONTINGENCIES

Facility Leases

675 West Kendall Street

In April 2015, we entered into a non-cancelable real property lease, or the BMR lease, with BMR-675 West Kendall Street, LLC, or BMR, for laboratory and office space located at 675 West Kendall Street, Cambridge, Massachusetts. We intend to move our corporate headquarters to this location in early 2019.

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

Under the terms of the 101 Main Street leases, we will lease approximately 72,000 square feet of office space at the 101 Main Street location. The term of the 10th floor lease commenced in March 2015 and continues for four-years, with an option to renew for one five-year term, subject to the terms of the 10th floor lease. The term of the additional lease at 101 Main Street will commence on January 1, 2016 and will continue for five and a half years, with an option to renew for one five-year term, subject to the terms of the additional lease.

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

Litigation

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts, or the MA District Court, against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation GmbH, together, Max Planck, the Whitehead Institute for Biomedical Research, or Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah was seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the MA District Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the MA District Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the MA District Court stay the case pending the outcome of the appeal. In July 2012, the MA District Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the MA District Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower court proceedings pending a decision from the Supreme Court on our petition. The MA District Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the MA District Court for trial, which was scheduled to begin in November 2015. On March 30, 2015, Utah voluntarily dismissed its sole inventorship claims leaving joint inventorship and state law damages claims pending. Utah subsequently clarified that such dismissal was with prejudice. On March 31, 2015, we filed motions for summary judgment seeking dismissal of all remaining claims. An oral hearing on these motions was held on July 13, 2015. On September 28, 2015, the MA District Court granted both of our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal. We remain firm in our belief that the inventorship of the Tuschl II patents as stated in the issued patents is correct.

On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. While we believe a fee award is merited in this case, such awards are made at the discretion of the court. While we anticipate a ruling on this motion in mid-2016, the timing will be determined by the court.

Although the MA District Court has granted our motions for summary judgment and we remain firm in our belief that the inventorship of the Tuschl II patents as stated in the issued patents is correct, litigation is subject to inherent uncertainty and if Utah proceeds with an appeal, pursuant to its notice, and prevails, a court could ultimately rule against us. We have not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck Sharp & Dohme Corp., including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion.

Although we believe we have meritorious claims in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.

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

Based on our expertise in RNAi therapeutics and broad intellectual property estate we have formed alliances with leading pharmaceutical and life sciences companies, including Isis Pharmaceuticals, Inc., or Isis, Medtronic, Inc., or Medtronic, Novartis Pharma AG, or Novartis (which assigned its rights and obligations to Arrowhead Research Corporation, or Arrowhead, in early 2015), F. Hoffmann-La Roche Ltd, or Roche (which assigned its rights and obligations to Arrowhead), Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, Cubist Pharmaceuticals, Inc., or Cubist (now a wholly-owned subsidiary of Merck & Co., Inc.), Ascletis BioScience Co., Ltd., or Ascletis, Monsanto Company, or Monsanto, Genzyme Corporation, a Sanofi company, or Genzyme, and The Medicines Company, or MDCO. We also have established collaborations with and, in some instances, received funding from, major medical and disease associations. Finally, to further enable the field and monetize our intellectual property rights, we also grant licenses to biotechnology companies for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest under our InterfeRx™ program, and to research companies that commercialize RNAi reagents or services under our research product licenses.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At September 30, 2015, we had an accumulated deficit of $1.16 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, including the optimization of drug delivery technologies, clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. To date, a substantial portion of our total net revenues has been derived from collaboration revenues from strategic alliances with Roche/Arrowhead, Takeda, Cubist, Novartis/Arrowhead, Monsanto, MDCO and Genzyme. We expect our sources of potential funding for the next several years to be derived primarily from new and existing strategic alliances, which may include license and other fees, funded research and development and milestone payments, and proceeds from the sale of equity or debt.

In January 2015, we sold an aggregate of 5,447,368 shares of our common stock through an underwritten public offering at a price to the public of $95.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of $496.4 million, after deducting underwriting discounts and commissions and other offering expenses of $21.1 million. We have used and intend to continue to use these proceeds for general corporate purposes, focused on achieving our Alnylam 2020 profile.

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

Our broad pipeline of investigational RNAi therapeutics is focused in three STArs: Genetic Medicines, for the treatment of rare diseases; Cardio-Metabolic Disease, focused on genetically validated, liver-expressed genes for unmet needs in dyslipidemia, hypertension, NASH and type 2 diabetes; and Hepatic Infectious Disease, addressing major global health challenges, including but not limited to HBV infection. The following is a summary of our product development programs in each of our STArs as of October 31, 2015:

During the third quarter of 2015 and recent period, we reported the following updates from our clinical-stage programs:

Genetic Medicine STAr:

•	We advanced investigational RNAi therapeutic programs for the treatment of transthyretin (TTR)-mediated amyloidosis, or ATTR amyloidosis.

•	We continued enrollment in our APOLLO Phase 3 study of patisiran in ATTR amyloidosis patients with familial amyloidotic polyneuropathy, or FAP.

•	We announced that we are on track to complete enrollment in APOLLO within the next three to four months. If positive, we expect that the APOLLO study results will support a new drug application, or NDA, submission for patisiran in 2017.

•	We initiated a Phase 3 open-label extension, or OLE, study with patisiran, referred to as APOLLO-OLE.

•	We reported 12- and 18-month clinical data from our patisiran Phase 2 OLE study.

•	We continued enrollment in our ENDEAVOUR Phase 3 study of revusiran in ATTR amyloidosis patients with familial amyloidotic cardiomyopathy, or FAC.

•	We reported initial six-month clinical data from our revusiran Phase 2 OLE study.

•	We advanced a development candidate for ALN-TTRsc02, an Enhanced Stabilization Chemistry, or ESC-GalNAc-siRNA conjugate targeting TTR for the treatment of ATTR amyloidosis.

•	We advanced ALN-AT3 for the treatment of hemophilia and rare bleeding disorders, or RBD.

•	We continued dosing hemophilia patients with a once-monthly subcutaneous dose regimen in our ongoing Phase 1 study.

•	We initiated a Phase 1 OLE study with ALN-AT3.

•	Genzyme elected to opt into our ALN-AT3 program for development and potential future commercialization in territories outside of North America and Western Europe.

•	We advanced ALN-CC5 for the treatment of complement-mediated diseases.

•	We continued dosing healthy volunteers in the multiple ascending dose part of our ongoing Phase 1 trial of ALN-CC5.

•	We advanced ALN-AS1 for the treatment of acute hepatic porphyrias.

•	We presented initial results from our ongoing Phase 1 trial of ALN-AS1.

•	We presented initial data from our EXPLORE trial, a multinational, prospective observational study of patients with hepatic porphyrias suffering from recurrent attacks.

•	We initiated a Phase 1/2 study with ALN-AAT for the treatment of alpha-1 antitrypsin, or AAT, deficiency-associated liver disease, or alpha-1 liver disease.

Cardio-Metabolic STAr:

•	We and MDCO presented initial data from our ongoing Phase 1 trial of ALN-PCSsc for the treatment of hypercholesterolemia.

There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate. These risks include the uncertainty of:

•	our ability to discover new product candidates;

•	our ability to progress product candidates into pre-clinical and clinical trials;

•	the scope, rate of progress and cost of our pre-clinical trials and other research and development activities, including those related to developing safe and effective ways of delivering siRNAs into cells and tissues;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaboration, licensing and other arrangements that we may establish or any development and commercialization activities by any collaborator under such arrangements;

•	the cost, timing and success of regulatory filings and approvals or potential changes in regulations that govern our industry or the way in which they are interpreted or enforced;

•	the cost and timing of establishing sufficient sales, marketing and distribution capabilities;

•	the cost and timing of establishing sufficient clinical and commercial supplies for any product candidates and products that we may develop and ultimately commercialize;

•	limits on our ability to research, develop or manufacture our product candidates as a result of contractual obligations to third parties or intellectual property held by third parties;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and

•	the effect of competing technological and market developments.

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

Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in North America and Western Europe, and Genzyme will develop and commercialize our current and future Genetic Medicine products principally in territories outside of North America and Western Europe, subject to certain broader rights. In September 2015, Genzyme elected to opt into our ALN-AT3 clinical development program for the treatment of hemophilia and other rare bleeding disorders for development and potential future commercialization in territories outside of North America and Western Europe. This represents the first product from our Genetic Medicine pipeline to which Genzyme has opted in since the formation of the companies’ global alliance, and the third product opt-in overall. Under the terms of our alliance, Genzyme retains its future opt-in right to co-develop and co-promote ALN-AT3 with us in North America and Western Europe. Specifically, Genzyme has the right either to co-develop and co-promote ALN-AT3 in our territory, while we maintain development and commercialization control, or to maintain its regional rights for ALN-AT3 and, if exercised by Genzyme, obtain a global license to ALN-AS1, our investigational RNAi therapeutic for the treatment of acute hepatic porphyrias. Genzyme will exercise this selection right upon completion of human proof-of-principle study completion for the ALN-AS1 program, which is expected to occur in 2016. See Note 2 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of the 2014 Genzyme collaboration.

With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product commercialization rights in the United States and European Union, or EU. We currently have a global alliance with MDCO for the development and commercialization of our ALN-PCSsc program.

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. In 2007, we and Isis formed Regulus Therapeutics Inc., or Regulus, to capitalize on our technology and intellectual property in the field of microRNA therapeutics. Currently, we own approximately 11% of Regulus’ outstanding common stock.

To generate revenues from our intellectual property rights, we also grant licenses to biotechnology companies under our InterfeRx program for the development and commercialization of RNAi therapeutics for specified targets in which we have no direct strategic interest. We also license key aspects of our intellectual property to companies active in the research products and services market, which includes the manufacture and sale of reagents. We expect our InterfeRx and research product licenses to generate modest revenues that we can re-invest in the development of our proprietary RNAi therapeutics pipeline. As of September 30, 2015, we had granted such licenses, on both an exclusive and non-exclusive basis, to approximately 20 companies.

Since delivery of RNAi therapeutics has historically been an important objective of our research activities, we have also evaluated potential collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies. For example, we entered into agreements with Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation), or ABC, Protiva Biotherapeutics, Inc., a wholly-owned subsidiary of ABC, and together with ABC, referred to as Arbutus, The University of British Columbia, or UBC, and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.), or Acuitas, among others, related to various delivery technologies.

We have also entered into license agreements with Isis, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck Innovation, Arbutus, Cancer Research Technology Limited, or CRT, and Whitehead Institute for Biomedical Research, or Whitehead, as well as a number of other entities, to obtain rights to intellectual property in the field of RNAi. Finally, we have sought, and may seek in the future, funding for the development of our proprietary RNAi therapeutics pipeline from the government and foundations.

Isis Agreement

In January 2015, we and Isis entered into a second amended and restated strategic collaboration and license agreement. The 2015 Isis agreement provides for certain new exclusive target cross-licenses of intellectual property on four disease targets, providing each company with exclusive RNA therapeutic license rights for two programs, and extends the parties’ existing non-exclusive technology cross-license, which was originally entered into in 2004 and was amended and restated in 2009, through April 2019. In July 2015, we and Isis further amended the 2015 Isis agreement to provide each company with exclusive RNA therapeutic license rights for two additional programs. The 2015 Isis agreement is described under the heading “Strategic Alliances” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues from collaborators	$6,324	$10,972	$33,546	$26,542
Operating expenses	84,654	56,171	237,042	385,810
Loss from operations	(78,330)	(45,199)	(203,496)	(359,268)
Net loss	$(76,792)	$(43,989)	$(199,352)	$(339,006)

The decrease in operating expenses for the nine months ended September 30, 2015 resulted primarily from a $220.8 million charge in the nine months ended September 30, 2014 to in-process research and development expense in connection with the purchase of the Sirna RNAi assets from Merck Sharp & Dohme Corp., or Merck, which is described below under the heading “In-process research and development.”

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Genzyme	$3,008	$(897)	$7,435	$(1,794)
The Medicines Company	2,752	1,286	7,383	3,811
Takeda	—	5,494	8,867	16,481
Monsanto	—	3,400	5,621	6,220
Other	564	1,689	4,240	1,824

Total net revenues from collaborators	$6,324	$10,972	$33,546	$26,542

Net revenues from collaborators decreased during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to the completion of our performance obligations under the Monsanto agreement in February 2015 and the completion of our revenue amortization under the Takeda agreement in May 2015, partially offset by services performed in connection with our performance obligations under our agreements with MDCO and Genzyme. Net revenues from collaborators increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due primarily to services performed in connection with our performance obligations under our agreements with MDCO and Genzyme, partially offset by the completion of our revenue amortization under the Takeda agreement in May 2015.

We expect net revenues from collaborators to remain consistent during the fourth quarter of 2015 as compared to the third quarter of 2015.

We had $66.1 million of deferred revenue at September 30, 2015, which consists primarily of payments we have received from collaborators, primarily Kyowa Hakko Kirin, MDCO and Genzyme, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30,	% of Total Operating	Three Months Ended September 30,	% of Total Operating	Increase (Decrease)
	2015	Expenses	2014	Expenses	$	%
Research and development	$68,618	81%	$46,273	82%	$22,345	48%
In-process research and development	—	0%	—	0%	—	N/A
General and administrative	16,036	19%	9,898	18%	6,138	62%

Total operating expenses	$84,654	100%	$56,171	100%	$28,483	51%

	Nine Months Ended September 30,	% of Total Operating	Nine Months Ended September 30,	% of Total Operating	Increase (Decrease)
	2015	Expenses	2014	Expenses	$	%
Research and development	$193,660	82%	$134,703	35%	$58,957	44%
In-process research and development	—	0%	220,766	57%	(220,766)	(100)%
General and administrative	43,382	18%	30,341	8%	13,041	43%

Total operating expenses	$237,042	100%	$385,810	100%	$(148,768)	(39)%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Increase (Decrease)
	2015	Category	2014	Category	$	%
Research and development
Clinical trial and manufacturing	$26,542	39%	$17,643	38%	$8,899	50%
Compensation and related	15,680	23%	9,722	21%	5,958	61%
External services	9,721	14%	7,510	16%	2,211	29%
Non-cash stock-based compensation	6,334	9%	3,781	8%	2,553	68%
Facilities-related	5,939	9%	4,751	11%	1,188	25%
Lab supplies and materials	1,834	3%	1,745	4%	89	5%
License fees	1,169	1%	216	*	953	441%
Other	1,399	2%	905	2%	494	55%

Total research and development expenses	$68,618	100%	$46,273	100%	$22,345	48%

*	Indicates less than 1%

Research and development expenses increased during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to additional expenses for clinical trial and manufacturing and external services resulting from the significant advancement of certain of our clinical and pre-clinical programs. In addition, compensation and related expenses increased during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to a significant increase in headcount during the period as we continue to expand and advance our development pipeline. Non-cash stock-based compensation expenses increased during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to a significant increase in headcount and an increase in the valuation of stock options granted.

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Increase (Decrease)
	2015	Category	2014	Category	$	%
Research and development
Clinical trial and manufacturing	$79,446	41%	$49,056	36%	$30,390	62%
Compensation and related	43,502	23%	27,951	21%	15,551	56%
External services	23,625	12%	18,306	14%	5,319	29%
Non-cash stock-based compensation	17,829	9%	10,019	7%	7,810	78%
Facilities-related	15,773	8%	13,415	10%	2,358	18%
Lab supplies and materials	5,759	3%	4,459	3%	1,300	29%
License fees	2,957	2%	8,799	7%	(5,842)	(66%)
Other	4,769	2%	2,698	2%	2,071	77%

Total research and development expenses	$193,660	100%	$134,703	100%	$58,957	44%

Research and development expenses increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due primarily to additional expenses for clinical trial and manufacturing and external services resulting from the significant advancement of certain of our clinical and pre-clinical programs. In addition, compensation and related expenses increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due primarily to a significant increase in headcount during the period as we continue to expand and advance our development pipeline. Non-cash stock-based compensation expenses increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due primarily to a significant increase in headcount and an increase in the valuation of stock options granted. Partially offsetting these increases was a decrease in license fees during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to payments to certain entities made in 2014, primarily fees due to Isis as a result of the 2014 Genzyme collaboration.

We expect to continue to devote a substantial portion of our resources to research and development expenses, including for the advancement of our Genetic Medicine, Cardio-Metabolic Disease and Hepatic Infectious Disease STArs, to support our goal of three marketed products and ten programs in clinical development, including four late stage programs, by 2020. We expect that research and development expenses will increase for the fourth quarter of 2015 as compared to the third quarter of 2015 as we continue to develop our pipeline and advance our product candidates through clinical development.

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

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Increase (Decrease)
	2015	Category	2014	Category	$	%
General and administrative
Consulting and professional services	$5,339	33%	$3,824	39%	$1,515	40%
Non-cash stock-based compensation	5,514	34%	2,571	26%	2,943	114%
Compensation and related	3,182	20%	2,230	22%	952	43%
Facilities-related	923	6%	450	5%	473	105%
Other	1,078	7%	823	8%	255	31%

Total general and administrative expenses	$16,036	100%	$9,898	100%	$6,138	62%

General and administrative expenses increased during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to an increase in non-cash stock-based compensation expenses related to an increase in headcount, as well as an increase in the valuation of stock options granted. In addition, consulting and professional services expenses increased related to an increase in general business activities, primarily legal activities. Compensation and related expenses increased during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to an increase in headcount during the period as compared to the prior year period.

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Increase (Decrease)
	2015	Category	2014	Category	$	%
General and administrative
Consulting and professional services	$16,739	38%	$10,756	35%	$5,983	56%
Non-cash stock-based compensation	12,434	29%	9,604	32%	2,830	29%
Compensation and related	8,725	20%	6,377	21%	2,348	37%
Facilities-related	2,590	6%	1,526	5%	1,064	70%
Other	2,894	7%	2,078	7%	816	39%

Total general and administrative expenses	$43,382	100%	$30,341	100%	$13,041	43%

General and administrative expenses increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due primarily to an increase in consulting and professional services expenses related to an increase in general business activities, primarily legal activities. In addition, non-cash stock-based compensation expenses increased due primarily to an increase in headcount, as well as an increase in the valuation of stock options granted, which was partially offset by a one-time charge recorded for certain stock options that were modified in the second quarter of 2014. Compensation and related expenses increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due primarily to an increase in headcount during the period as compared to the prior year period.

We expect that general and administrative expenses will remain consistent for the fourth quarter of 2015 as compared to the third quarter of 2015.

Benefit from income taxes

During the nine months ended September 30, 2014, we recorded an income tax benefit of $18.1 million due primarily to the sale of common stock at the execution of the 2014 Genzyme collaboration being recorded net of tax to additional paid-in capital.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2015	2014
Net loss	$(199,352)	$(339,006)
Adjustments to reconcile net loss to net cash used in operating activities	45,019	230,802
Changes in operating assets and liabilities	18,257	(20,802)

Net cash used in operating activities	(136,076)	(129,006)
Net cash used in investing activities	(399,594)	(570,249)
Net cash provided by financing activities	609,709	728,807

Net increase in cash and cash equivalents	74,039	29,552
Cash and cash equivalents, beginning of period	75,179	53,169

Cash and cash equivalents, end of period	$149,218	$82,721

Since we commenced operations in 2002, we have generated significant losses. At September 30, 2015, we had an accumulated deficit of $1.16 billion. At September 30, 2015, we had cash, cash equivalents and fixed income marketable securities of $1.34 billion, compared to cash, cash equivalents and fixed income marketable securities of $881.9 million at December 31, 2014, in each period excluding our investment in equity securities of Regulus.

In January 2015, we sold an aggregate of 5,447,368 shares of our common stock through an underwritten public offering at a price to the public of $95.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of $496.4 million, after deducting underwriting discounts and commissions and other offering expenses of $21.1 million. We have used and intend to continue to use these proceeds for general corporate purposes, focused on achieving our Alnylam 2020 profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs, by the end of 2020.

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

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges related to our fixed income marketable securities during the nine months ended September 30, 2015.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. For the nine months ended September 30, 2015, net cash used in operating activities of $136.1 million was due primarily to our net loss. For the nine months ended September 30, 2014, net cash used in operating activities of $129.0 million was due primarily to our net loss. In addition, net cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in or provided by operating activities. These non-cash adjustments have historically included stock-based compensation, in-process research and development, intraperiod tax allocation and depreciation and amortization.

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

Investing activities

For the nine months ended September 30, 2015, net cash used in investing activities of $399.6 million was due primarily to purchases of fixed income marketable securities. For the nine months ended September 30, 2014, net cash used in investing activities of $570.2 million was due primarily to purchases of fixed income marketable securities.

Financing activities

For the nine months ended September 30, 2015, net cash of $609.7 million provided by financing activities was due primarily to proceeds of $496.4 million received from our January 2015 underwritten public offering, proceeds of $89.0 million received from our issuances of common stock to Genzyme in January 2015, as well as proceeds of $24.6 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan. For the nine months ended September 30, 2014, net cash of $728.8 million provided by financing activities was due primarily to proceeds of $723.0 million received from our issuance of common stock to Genzyme, as well as proceeds of $21.7 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan, partially offset by $16.0 million of payments for the repurchase of common stock for employee tax withholding.

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

In the future, we may seek additional funding through additional collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any additional financing may further adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2014. During the first half of 2015, we entered into real property leases for office and laboratory space at 675 West Kendall Street, Cambridge, MA and office space at 101 Main Street, Cambridge, MA. See Note 5 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of these lease agreements. As a result, we expect our facility lease obligations through 2034 will increase by $409.3 million from the amount previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Payments Due by Period
	2015	2016 and 2017	2018 and 2019	After 2019	Total
Facility lease obligations(1)	$7,865	$24,425	$44,009	$383,182	$459,481

(1)	Relates to our Cambridge, Massachusetts non-cancelable operating lease agreements as of December 31, 2014, as well as the leases at 675 West Kendall Street and 101 Main Street, Cambridge, MA that we entered into in the first half of 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. Early adoption is permitted any time after the original effective date, which for us is January 1, 2017. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the timing, method of adoption and the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

In April 2015, the FASB amended its guidance on internal use software to clarify the accounting by customers for fees paid in a cloud computing arrangement. Under this guidance, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the customer’s accounting for other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new guidance will be effective for us on January 1, 2016. The adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist of primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2015, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $3.8 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the nine months ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts, or the MA District Court, against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah was seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the MA District Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the MA District Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the MA District Court stay the case pending the outcome of the appeal. In July 2012, the MA District Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the United States Court of Appeals for the Federal Circuit, or CAFC, affirmed the lower court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the MA District Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower court proceedings pending a decision from the Supreme Court on our petition. The MA District Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the MA District Court for trial, which was scheduled to begin in November 2015. On March 30, 2015, Utah voluntarily dismissed its sole inventorship claims leaving joint inventorship and state law damages claims pending. Utah subsequently clarified that such dismissal was with prejudice. On March 31, 2015, we filed motions for summary judgment seeking dismissal of all remaining claims. An oral hearing on these motions was held on July 13, 2015. On September 28, 2015, the MA District Court granted both of our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal from this ruling. We remain firm in our belief that the inventorship of the Tuschl II patents as stated in the issued patents is correct.

On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. While we believe a fee award is merited in this case, such awards are made at the discretion of the court. While we anticipate a ruling on this motion in mid-2016, the timing will be determined by the court.

Although the MA District Court has granted our motions for summary judgment and we remain firm in our belief that the inventorship of the Tuschl II patents as stated in the issued patents is correct, litigation is subject to inherent uncertainty and if Utah proceeds with an appeal, pursuant to its notice, and prevails, a court could ultimately rule against us. We have not recorded an estimate of the possible loss associated with this legal proceeding due to the uncertainties related to both the likelihood and the amount of any possible loss or range of loss.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck Sharp & Dohme Corp., including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion.

Although we believe we have meritorious claims in this matter, litigation is subject to inherent uncertainty and a court could ultimately rule against us. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.

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

We have experienced significant operating losses since our inception. At September 30, 2015, we had an accumulated deficit of $1.16 billion. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, under our shelf registration statement or otherwise, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Genzyme provides Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Genzyme owns less than 7.5% of our outstanding common stock, subject to certain additional limited rights of Genzyme to maintain its ownership percentage. In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, Genzyme exercised its right to purchase an additional 344,448 shares of our common stock. In January 2015, Genzyme also exercised its right to purchase 196,251 shares based on its 2014 compensation-related right and its right to purchase 744,566 shares in connection with our public offering. These purchases allowed Genzyme to maintain its ownership level of approximately 12% of our outstanding common stock. While the exercise of these rights by Genzyme has provided us with an additional $112.0 million in cash to date, and while we expect the exercise of these rights by Genzyme in the future will provide us with further additional cash, these exercises caused, and any future exercise of these rights by Genzyme will also cause further, dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets.

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

At September 30, 2015, we had $1.34 billion in cash, cash equivalents and fixed income marketable securities, excluding our investment in equity securities of Regulus. We historically have invested these amounts in high-grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Genzyme for the development and commercialization of patisiran, revusiran, ALN-AT3 and potentially other of our Genetic Medicine programs in territories outside of North America and Western Europe under the 2014 Genzyme collaboration, and (ii) MDCO for later stage development and commercialization of ALN-PCSsc worldwide. If Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

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

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop sales and marketing capabilities outside of the United States and EU, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Arbutus regarding the achievement by Arbutus of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015 and we now expect a decision from the arbitration panel during the fourth quarter of 2015.

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

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we rely on third parties to manufacture the materials we will require for any clinical trials that we initiate. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a few contract manufacturers for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing agreement with Agilent Technologies, Inc., or Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as additional expense to us. To fulfill our siRNA requirements, we may need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In our patisiran Phase 2 OLE study in FAP patients, based on 18-month data reported from 20 FAP patients as of the data cutoff on September 22, 2015, the most common drug-related or possibly drug-related adverse events were flushing and infusion-related reactions, which were both mild in severity and did not result in any discontinuations. The most common adverse event in our revusiran Phase 2 study was injection site reactions, or ISRs. The next most common adverse event in our Phase 2 study of revusiran was a low incidence of transient mild liver function test changes that, in all cases, resolved without discontinuing therapy. We recently reported initial data from our revusiran Phase 2 OLE study for 18 patients who had reached the six-month endpoint as of the data transfer date of October 12, 2015. Serious adverse events were observed in eight patients, including one death due to infiltrative cardiomyopathy; none of these serious adverse events were deemed to be related to the study drug. The majority of the adverse events were mild or moderate in severity; ISRs were reported in 11 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of October 12, 2015. The occurrence of adverse events can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, CRT, Isis, MIT, Whitehead, Max Planck Innovation and Arbutus. We also intend to enter into additional licenses to third-party intellectual property in the future.

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

Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck. A third party may also claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us alleging, among other things, misappropriation of the plaintiffs’ confidential and proprietary information and trade secrets. In November 2012, we settled this litigation and restructured our contractual relationship with Arbutus. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses during the quarter ended December 31, 2012. In addition, during the pendency of the litigation, we incurred significant costs, and the defense of this litigation diverted the attention of our management and other resources that would otherwise have been engaged in other activities.

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the MA District Court against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah is seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, in September 2015, the MA District Court granted our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal from this ruling. We remain firm in our belief that the inventorship of the Tuschl II patents as stated in the issued patents is correct. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. While we believe a fee award is merited in this case, such awards are made at the discretion of the court. While we anticipate a ruling on this motion in mid-2016, the timing will be determined by the court.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, Arbutus (formerly Tekmira) has notified us that it believes it has achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We have notified Arbutus that we do not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Arbutus has not yet met the conditions of the milestone and is not entitled to payment at this time. If it is determined through arbitration that Arbutus has met the requirements of the milestone, we will have to pay Arbutus the milestone, plus potentially interest. The Arbutus arbitration hearing was held in May 2015 and we now expect a decision from the arbitration panel during the fourth quarter of 2015.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Isis, Benitec Ltd., Arrowhead and its subsidiary, Calando Pharmaceuticals, Inc., Arbutus, Quark Pharmaceuticals, Inc., Sylentis S.A. and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us.

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

The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to factors that are beyond our control. The stock market in general has from time to time experienced extreme price and volume fluctuations, and the biotechnology in particular has very recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the clinical development progress or operating performance of these companies. These broad market and sector fluctuations have resulted and could in the future result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.

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

ITEM 6. EXHIBITS.

10.1†	Amendment No. 1 effective as of July 1, 2015 to Master Collaboration Agreement dated as of January 11, 2014, including certain Regional, Global and Co-Co License Terms attached thereto, by and between the Registrant and Genzyme Corporation.

10.2†	Amendment No. 1 dated as of July 13, 2015 to Second Amended and Restated Strategic Collaboration and License Agreement dated as of January 8, 2015 by and among the Registrant and Isis Pharmaceuticals, Inc.

10.3†	Amended and Restated Development and Manufacturing Services Agreement effective as of July 6, 2015 by and between the Registrant and Agilent Technologies, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 9, 2015	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)