Form 10-K
period 2015-12-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2016-02-12
CIK 1178670

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2015, was $10,043,526,713. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

At January 29, 2016, the registrant had 85,138,602 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

ALNYLAM PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

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

Overview

We are a biopharmaceutical company developing novel therapeutics based on RNA interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for selectively silencing and regulating the expression of specific genes. Since many diseases are caused by the inappropriate activity of specific genes, the ability to silence genes selectively through RNAi could provide a new way to treat a wide range of human diseases. We believe that drugs that work through RNAi have the potential to become a broad new class of innovative medicines, and that this potential new drug class is similar to the opportunity created with other major biological discoveries such as recombinant DNA and monoclonal antibodies. Using our intellectual property and expertise, we are developing what we believe to be a reproducible and modular platform to develop RNAi therapeutics for a variety of human diseases.

Our research and development strategy is focused primarily on use of our proprietary N-acetylgalactosamine, or GalNAc-conjugate strategy for delivery of small interfering RNAs, or “siRNAs” — the molecules that mediate RNAi — toward genetically validated, liver-expressed genes involved in the cause or pathway of human diseases. We are also focused on clinical indications where there are high unmet medical needs, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval and commercialization.

Specifically, our pipeline of investigational RNAi therapeutics is focused in three Strategic Therapeutic Areas, or “STArs:” Genetic Medicines, with a broad pipeline of RNAi therapeutics for the treatment of rare diseases; Cardio-Metabolic Diseases, with a pipeline of RNAi therapeutics toward genetically validated, liver-expressed disease targets for unmet needs in cardiovascular and metabolic diseases, such as dyslipidemia, non-alcoholic steatohepatitis, or NASH, type 2 diabetes, hypertension and other major diseases; and Hepatic Infectious Diseases, with a pipeline of RNAi therapeutics designed to address the major global health challenges of hepatic infectious diseases, beginning with hepatitis B and hepatitis D viral infections. We continue to make progress towards our Alnylam 2020 guidance, launched in January 2015, for the advancement and commercialization of RNAi therapeutics as a whole new class of innovative medicines. Specifically, by the end of 2020, we expect to achieve a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs.

Based on our expertise in RNAi therapeutics and broad intellectual property estate we have formed alliances with leading pharmaceutical and life sciences companies, including Ionis Pharmaceuticals, Inc., or Ionis (formerly Isis Pharmaceuticals, Inc.), Novartis Pharma AG (which assigned its rights and obligations to Arrowhead Research Corporation, or Arrowhead, in early 2015), or Novartis/Arrowhead, F. Hoffmann-La Roche Ltd (which assigned its rights and obligations to Arrowhead in 2011), or Roche/Arrowhead, Takeda

Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, Cubist Pharmaceuticals, Inc., or Cubist (now a wholly-owned subsidiary of Merck & Co., Inc.), Ascletis BioScience Co., Ltd., or Ascletis, Monsanto Company, or Monsanto, Sanofi Genzyme, the specialty care global business unit of Sanofi, or Sanofi Genzyme, and The Medicines Company, or MDCO.

Recent Developments

Sanofi Genzyme Stock Purchase

Under our investor agreement with Sanofi Genzyme, Sanofi Genzyme has the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 205,030 shares of our common stock on February 1, 2016 for $14.3 million. The sale of these shares to Sanofi Genzyme was consummated as a private placement. This purchase by Sanofi Genzyme allowed Sanofi Genzyme to maintain its ownership level of our common stock of approximately 12%.

Land Purchase

On February 10, 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts for an aggregate of approximately $8.0 million in cash payable for the land and related acquisition costs. We anticipate constructing a manufacturing facility at this site for clinical and commercial drug products. The closing of the transaction is subject to the completion of due diligence on the property and the satisfaction or waiver of other customary closing conditions. We expect the transaction to close in the first quarter of 2016.

RNA Interference and the Opportunity for RNAi Therapeutics

RNAi is a natural biological pathway that occurs within cells to selectively silence the activity of specific genes. The discovery of RNAi first occurred in plants and worms in 1998, and two of the scientists who made this discovery, Dr. Andrew Fire and Dr. Craig Mello, received the 2006 Nobel Prize for Physiology or Medicine.

RNAi therapeutics harness the natural RNAi pathway to silence disease-associated genes and knock down production of disease-causing proteins. RNAi therapeutics represent an opportunity to create a whole new class of innovative medicines. This potential new drug class is similar to the opportunity created with other major biological discoveries such as recombinant DNA and monoclonal antibodies. RNAi therapeutics also have a distinct mechanism of action, acting “upstream” of today’s medicines. Specifically, RNAi therapeutics achieve their biological effects through a highly potent, catalytic mechanism. This unique mechanism of action confers a number of attributes that have the potential to provide differentiation from other drug classes:

•

First, RNAi therapeutics have the potential to silence any disease-associated gene, including so-called “undruggable” targets, where conventional therapeutic modalities (e.g., small molecule drugs and biologics) have not been successful.

•

In addition, as a reproducible and modular platform for drug discovery and development, RNAi therapeutics represent a simplified and efficient new class of investigational medicines, with demonstrated human proof of concept.

•	We have also demonstrated the potential of RNAi therapeutics to achieve maximum clinical activity levels with up to 99% target gene knockdown in some cases.

•

Importantly, RNAi therapeutics achieve a clamped pharmacodynamic effect that has the potential to provide improved and consistent efficacy compared with the “sawtooth” effects often achieved with other drug classes.

•	RNAi therapeutics also demonstrate a durability of effect that enables once-monthly, once-quarterly and, in some cases, possible bi-annual dose regimens.

•	Further, with our proprietary GalNAc-conjugate delivery platform, described below, we have investigational medicines that can be delivered by subcutaneous injection.

•

Finally, the potential for room temperature stability of our investigational medicines could allow us to avoid the inconveniences, costs and global challenges of a cold chain distribution, where refrigerated transport and storage is necessary for stability.

We have reported on our advances in developing RNAi therapeutics as potential drugs in a large number of peer-reviewed publications and many scientific meetings, including publications by Alnylam scientists in the journals Nature, Nature Medicine, Nature Biotechnology, Cell, Proceedings of the National Academy of Sciences, the New England Journal of Medicine and The Lancet.

Delivery of RNAi Therapeutics

In the early years of developing RNAi therapeutics, a challenge to the promise of RNAi as a therapeutic modality was delivery, i.e., getting the siRNA into the right body organs and cells so that it could trigger the RNAi mechanism. In recent years, a tremendous amount of progress has been made, and we believe Alnylam has been the leader of this advancement. This delivery success is now enabling execution on our product strategy and our Alnylam 2020 guidance.

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

More recently, we began advancing proprietary technology that conjugates a sugar molecule called GalNAc to the siRNA molecule. This simpler delivery approach enables more convenient, subcutaneous administration of our drug candidates. Recent findings from our Enhanced Stabilization Chemistry (ESC)-GalNAc-conjugate delivery platform demonstrated a substantial increase in potency over our earlier “standard template chemistry” (STC)-GalNAc-conjugate approach in pre-clinical and clinical studies, and a durability of effect that we believe supports once-monthly, once-quarterly or possibly even bi-annual subcutaneous dosing regimens. Due to this increased potency and durability, as well as a wide therapeutic index, this conjugate platform has become our primary approach for development of investigational RNAi therapeutics.

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

Our Product Platform

We are leading the translation of RNAi as a new class of innovative medicines, with a focus on development and commercialization of investigational RNAi therapeutics in three STArs: Genetic Medicines; Cardio-Metabolic Diseases; and Hepatic Infectious Diseases. With RNAi therapeutics, we believe that we have created a reproducible and modular platform for the development and commercialization of innovative medicines. The product candidates we are developing with this approach share several key characteristics, including:

•	the potential to have a major impact in a high unmet need population;

•	a genetically defined, liver-expressed target gene involved in disease and validated in human genetics;

•	the ability to leverage our GalNAc-conjugate delivery platform;

•	the opportunity to monitor an early, blood-based biomarker with strong disease correlation in Phase 1 clinical trials for human proof of concept; and

•

the existence of clinically relevant endpoints for the filing of a new drug application, or NDA, or foreign regulatory equivalent, with a focused patient database and possible accelerated paths for regulatory approval and commercialization.

We have achieved human proof of concept in multiple clinical trials of our investigational candidates, providing strong support for our approach to drug development.

Our Product Pipeline

Our broad pipeline of investigational RNAi therapeutics is focused in three STArs: Genetic Medicines; Cardio-Metabolic Diseases; and Hepatic Infectious Diseases. The following is a summary of our product development programs in each of our STArs as of January 31, 2016, that identifies those programs in which we have achieved human proof of concept by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies:

We have spent substantial funds over the past three years to develop our product pipeline and expect to continue to do so in the future. We incurred research and development costs of $276.5 million in 2015, $190.2 million in 2014 and $113.0 million in 2013.

The investigational compounds described below are in various stages of clinical development. The safety and efficacy of these investigational compounds have not been evaluated by the United States Food and Drug Administration, or FDA, or any other health authority.

Genetic Medicine STAr

In our Genetic Medicine STAr, we are advancing a broad pipeline of investigational RNAi therapeutics for rare diseases. Across our Genetic Medicine STAr, we plan on commercializing our products through direct marketing and sales in North America and Western Europe, while leveraging our alliance with Sanofi Genzyme, described below, for commercialization in the rest of the world, subject to certain broader rights. Our Genetic Medicine development programs are described in more detail below.

TTR-Mediated Amyloidosis (ATTR Amyloidosis)

Our most advanced Genetic Medicine product development program targets the transthyretin, or TTR, gene for the treatment of TTR-mediated amyloidosis, or ATTR amyloidosis. ATTR amyloidosis is an inherited, progressively debilitating and often fatal disease caused by mutations in the TTR gene. TTR protein is produced primarily in the liver and is normally a carrier of vitamin A. We believe TTR is a suitable target for an RNAi therapeutic formulated to maximize delivery to liver cells, which are the primary source of TTR synthesis. Mutations in TTR result in the accumulation of damaging toxic deposits of the wild-type and mutant protein in several body organs and tissues, including the peripheral nervous system, heart and/or gastrointestinal tract, which leads to familial amyloidotic polyneuropathy, or FAP, and/or familial amyloidotic cardiomyopathy, or FAC. FAP is associated with severe pain and loss of autonomic nervous system function, whereas FAC is associated with heart failure. Our three programs all target wild-type and all known mutant forms of TTR, including the V30M mutation, which is the major mutation of ATTR amyloidosis, particularly in FAP, and therefore they represent a potential therapeutic for the treatment of all forms of ATTR amyloidosis, including FAP and FAC.

ATTR amyloidosis represents a major unmet medical need with significant morbidity and mortality as an orphan, or rare, disease. Based on our analysis of the available patient and market data, we estimate that FAP affects approximately 10,000 people worldwide and FAC affects approximately 40,000 people worldwide. ATTR amyloidosis patients with FAP have a mean life expectancy of five to 15 years from symptom onset, and the only approved treatment options for early-stage disease are liver transplantation and TTR stabilizers such as tafamidis, a small molecule stabilizer of the TTR protein that has been approved for early-stage FAP patients in the European Union, or EU, Japan and certain countries in Latin America. In some countries, patients may also be treated with diflunisal, a commercially available non-steroidal anti-inflammatory agent, which has been used off-label for the treatment of FAP. The mean survival for FAC patients is approximately 2.5 to five years following diagnosis, and treatment is currently limited to supportive care. Senile systemic amyloidosis, or SSA, is a non-hereditary form of ATTR amyloidosis with cardiomyopathy caused by idiopathic deposition of wild-type TTR; its prevalence is generally unknown, but is associated with advanced age. Although limited treatment options are available, there remains a significant need for novel therapeutics to treat patients with ATTR amyloidosis.

We are developing three investigational RNAi therapeutic candidates for ATTR amyloidosis: patisiran, revusiran and ALN-TTRsc02.

Patisiran (ALN-TTR02). Patisiran is our most advanced product candidate in clinical development. In November 2013, we initiated our ongoing APOLLO Phase 3 clinical trial of patisiran. The APOLLO Phase 3 clinical trial is a randomized, double-blind, placebo-controlled, global study designed to evaluate the efficacy and safety of patisiran in ATTR amyloidosis patients with FAP. The primary endpoint of the study is the difference in the change in the modified composite Neuropathy Impairment Score (NIS), termed “mNIS+7,” between patisiran and placebo at 18 months. The mNIS+7 score is an evaluation of muscle weakness, sensory and autonomic function, and nerve conductance across a 304-point scale, where neuropathy progression leads to an increased score over time. Secondary endpoints include: the Norfolk Quality of Life-Diabetic Neuropathy (QOL-DN) score; Neuropathy Impairment Score, or NIS-weakness; modified body mass index, or mBMI; timed ten-meter walk; and the COMPASS-31 autonomic symptom score. The trial was designed to enroll 200 FAP patients with a baseline NIS in the range of five to 130, which represents patients with Stage 1 or Stage 2 disease. Patients were randomized two-to-one, patisiran-to-placebo, with patisiran administered at 0.30 mg/kg once every three weeks for 18 months by intravenous infusion. The study was designed with 90% power to conservatively detect as little as a 37.5% difference in change in mNIS+7 between treatment groups, with a two-sided alpha of 0.05. The placebo mNIS+7 progression rate was derived from an Alnylam analysis of natural history data from 283 FAP patients. All patients completing the APOLLO Phase 3 clinical trial will be eligible to enroll in a Phase 3 open-label extension, or OLE, study. In January 2016, we completed enrollment in our APOLLO study with a total of 225 FAP patients with Stage 1 or Stage 2 disease, significantly exceeding the original anticipated enrollment of 200. We expect to report data from the APOLLO clinical trial in 2017, and due to this anticipated timing, we do not plan to conduct an interim analysis for efficacy. Assuming that the APOLLO data are positive, we expect to submit an NDA and Marketing Authorization Application, or MAA, for patisiran in late 2017.

We have completed a Phase 2 clinical trial of patisiran. Patients participating in the Phase 2 study were eligible to participate in a Phase 2 OLE study with patisiran. The ongoing patisiran Phase 2 OLE study is an open-label, multi-center trial designed to evaluate the long-term safety and tolerability of patisiran administration. Patisiran is being administered once every three weeks at a dose of 0.30 mg/kg by intravenous infusion. The study is measuring a number of clinical endpoints every six months, including mNIS+7. In November 2015, we reported preliminary 18-month clinical data from this ongoing Phase 2 OLE study. The results for patients (N=20) who reached the 18-month endpoint as of a data cut off of September 22, 2015 showed that neuropathy impairment scores were essentially unchanged from baseline values after 18 months of treatment. Specifically, there was a mean increase in mNIS+7 of only 1.7 points, which compares favorably to an estimated increase in mNIS+7 of 22 to 26 points at 18 months based upon analysis of historical data sets in untreated FAP patients with similar neuropathy impairment. At 18 months, patisiran administration was associated with a statistically significant and clinically meaningful mean 4.9 m/mm3 increase from baseline in sweat gland nerve fiber density from distal thigh skin biopsy samples (p less than 0.001) as read histologically by a central lab in a masked manner. Serum TTR levels were also measured throughout the OLE study, and showed sustained TTR knockdown of up to 96% and a mean maximal knockdown of 91% for over 21 months. Patisiran administration was also found to be generally well tolerated in FAP patients out to nearly two years, with minimal drug-related adverse events, or AEs, reported. The most common drug-related or possibly drug-related AEs were flushing (25.9%) and infusion-related reactions (18.5%), which were both mild in severity and did not result in any discontinuations.

The Committee for Orphan Medicinal Products, or COMP, of the European Medicines Agency, or EMA, has designated patisiran as an orphan medicinal product for the treatment of FAP. Orphan Drug Designation, or ODD, by the European Commission, or EC, provides regulatory and financial incentives for companies developing orphan drugs to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU. In addition, the FDA provided ODD to patisiran as a therapeutic for the treatment of FAP. The FDA’s ODD program provides orphan status to drugs and biologics which are defined as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the United States.

In November 2013, the FDA granted Fast Track designation to patisiran for the treatment of FAP. Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious conditions and to fill an unmet medical need. The purpose is to get important new drugs to the patient earlier.

Revusiran (ALN-TTRsc). In addition to patisiran, we are also advancing revusiran, which utilizes our proprietary STC-GalNAc-conjugate-siRNA delivery platform enabling subcutaneous dose administration, with a wide therapeutic index. In December 2014, we initiated our ongoing ENDEAVOUR Phase 3 clinical trial. The ENDEAVOUR trial is a randomized, double-blind, placebo-controlled, global study designed to evaluate the efficacy and safety of revusiran in ATTR amyloidosis patients with FAC. The co-primary endpoints of the study are the change compared to baseline in 6-minute walk distance, or 6-MWD, and the percent reduction in TTR plasma levels between placebo- and revusiran-treated patients at 18 months. Secondary endpoints include a composite endpoint of cardiovascular mortality and cardiovascular hospitalization, New York Heart Association (NYHA) class, Kansas City Cardiomyopathy Questionnaire (KCCQ), cardiovascular, or CV, mortality, CV hospitalization and all-cause mortality. The trial is designed to enroll up to 200 FAC patients with a documented TTR mutation, including V122I or other mutations, in addition to amyloid deposits as identified by biopsy. Patients are being randomized two-to-one, revusiran-to-placebo, with subcutaneous administration at 500 mg daily for five days then weekly for 18 months. The trial design was informed by results from a natural history study which showed a progressive decrease in 6-MWD in FAC patients over an 18-month period. The ENDEAVOUR study was designed with 90% power to detect as little as 39% difference in the 18-month change from baseline for 6-MWD between treatment groups, with a significance level of p < 0.05 (two-sided). An unblinded interim analysis for futility may be conducted when 50% of patients reach 18 months. All patients completing the ENDEAVOUR Phase 3 study will be eligible to enroll in a Phase 3 OLE study. We expect to be in a position to report data from the ENDEAVOUR clinical study in 2018.

We have completed a Phase 2 clinical trial of revusiran in 26 patients, including 14 with FAC and 12 with SSA. All patients that completed dosing in our Phase 2 clinical trial were eligible to be enrolled in our Phase 2 OLE study, which was initiated in November 2014. The ongoing revusiran Phase 2 OLE study is an open-label, multi-center trial designed to evaluate the long-term safety and tolerability of revusiran administration in ATTR amyloidosis patients with cardiomyopathy. Patients receive a fixed subcutaneous dose of 500 mg of revusiran once daily for five days, followed by once-weekly dosing. The study is measuring a number of clinical endpoints every six months, including effects on serum TTR and on mortality, hospitalization and 6-MWD. In November 2015, we reported initial results for patients (N=18) who reached the six-month endpoint as of a data transfer date of October 12, 2015. Repeat dosing with revusiran achieved robust and sustained TTR knockdown over the six-month period, with an up to 98% maximal and 87% mean maximum knockdown of TTR. For patients with an evaluable 6-MWD measurement at six months (N=15), the majority exhibited stable performance compared to baseline. On average, evaluable patients with FAC (N=8) exhibited a mean decline of 20 ± 14 meters and those with SSA (N=7) exhibited a mean decline of 24 ± 20 meters over 6 months.

Weekly dosing with revusiran appeared to be generally well tolerated in the majority of ATTR amyloidosis patients with cardiomyopathy in the Phase 2 OLE study. Serious adverse events, or SAEs, were observed in eight patients (32%), including one death due to infiltrative cardiomyopathy; none of the SAEs were deemed to be related to study drug. The majority of the AEs were mild or moderate in severity; injection site reactions, or ISRs, were reported in 11 patients (44%). During 2015, three patients discontinued due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of the data transfer date in October 2015.

The COMP of the EMA has designated revusiran as an orphan medicinal product for the treatment of ATTR amyloidosis. The FDA also granted ODD for revusiran for the treatment of transthyretin amyloidosis. In December 2015, the FDA granted Fast Track designation to revusiran for the treatment of transthyretin amyloid cardiomyopathy.

ALN-TTRsc02. ALN-TTRsc02, an investigational RNAi therapeutic targeting TTR for the treatment of all forms of ATTR amyloidosis, utilizes our ESC-GalNAc-siRNA conjugate delivery platform, which enables high potency and durability with a wide therapeutic index, and represents an extension of our programs for ATTR amyloidosis. In October 2015, we reported data from our pre-clinical program for ALN-TTRsc02. Specifically, in pre-clinical studies, including those in non-human primates, or NHPs, ALN-TTRsc02 achieved potent and highly durable knockdown of serum TTR of up to 99% with multi-month durability achieved after just a single dose — supportive of a low dose, low volume, potentially once-quarterly subcutaneous dose regimen. Based on these pre-clinical data, we believe ALN-TTRsc02 is our most potent and durable investigational RNAi therapeutic discovered to date. We are currently conducting investigational new drug, or IND-enabling studies and plan to file an IND application or IND-equivalent for ALN-TTRsc02 in early 2016.

Fitusiran (ALN-AT3) — Hemophilia and Rare Bleeding Disorders (RBD)

Fitusiran is an investigational RNAi therapeutic targeting antithrombin, or AT, also known as antithrombin III and encoded by the gene, SERPINC1, for the treatment of hemophilia and RBD. AT is a liver expressed plasma protein and member of the “serpin” family of proteins that acts by inactivating thrombin and other coagulation factors. AT plays a key role in normal hemostasis by helping to limit the process of fibrin clot formation. However, in hemophilia, insufficient thrombin generation results in impaired fibrin clot formation. Lowering AT in the hemophilia setting may promote the generation of sufficient levels of thrombin needed to form an effective fibrin clot and prevent bleeding. This rationale is supported by human genetic data suggesting that co-inheritance of thrombophilic mutations, including AT deficiency, may ameliorate bleeding in hemophilia. We believe lowering of AT is a unique and innovative strategy for restoring hemostasis in people with hemophilia.

People with hemophilia experience recurrent bleeds into joints, muscles and other internal organs. Hemophilia A, or HA, is defined by loss-of-function mutations in Factor VIII, and there are greater than 40,000 registered persons in the United States and EU with HA. Hemophilia B, or HB, defined by loss-of-function mutations in Factor IX, affects greater than 9,500 registered persons in the United States and EU. Other RBD are defined by deficiencies of blood coagulation factors, including Factors II, V, VII, X and XI. Based on our analysis of the available patient and market data, we estimate that there are approximately 1,000 persons worldwide with a severe bleeding phenotype because of these conditions. The goal of treatment for persons living with hemophilia is to prevent bleeding, establish prompt management of bleeds, and manage the complications of bleeding and treatment. Current guidelines recommend management of hemophilia with regular intravenous infusions of recombinant or human-derived clotting factors. The most serious treatment-related complication is the development of antibodies, known as inhibitors, to replacement factor. Inhibitor development can occur in both HA and HB, impacting as many as one-third of people with severe HA, and persons in this inhibitor subset become refractory to standard replacement therapy. There exists a significant need for novel therapeutics to treat people living with hemophilia and RBD.

Fitusiran utilizes our ESC-GalNAc-siRNA conjugate delivery platform. We are evaluating fitusiran in an ongoing single- and multi-dose, dose-escalation Phase 1 study comprised of three parts. Part A — which is complete — was a randomized, single-blind, placebo-controlled, single-dose, dose-escalation study (N=4 per cohort; 3:1 randomization of fitusiran: placebo) in healthy volunteers. This part of the study was completed after the first dose cohort received a single subcutaneous dose of fitusiran at 30 micrograms per kilogram (mcg/kg). Part B of the study — which is also complete — was an open-label, multi-dose, dose-escalation study that enrolled 12 patients with severe HA or HB. Patients in Part B received three weekly subcutaneous injections of fitusiran at doses of 15, 45 or 75 mcg/kg. Part C of the study — which is ongoing — is an open-label, multi-dose, dose escalation study of up to 18 patients with moderate or severe HA or HB in which patients are receiving three monthly subcutaneous doses of fitusiran at doses of 225, 450, 900 or 1800 mcg/kg. The primary objective of Parts B and C of the study is to evaluate the safety and tolerability of multiple doses of subcutaneously administered fitusiran in patients with hemophilia. Secondary objectives include assessment of clinical activity as determined by lowering of circulating AT levels and increase in thrombin generation at pharmacologic doses of fitusiran. In addition, exploratory analyses of bleeding are being performed.

In December 2015, we reported additional clinical data from our ongoing Phase 1 study of fitusiran from 24 patients with hemophilia in Parts B (N=12) and C (N=12) as of the data cutoff date of November 12, 2015. Interim results demonstrated that subcutaneous administration of fitusiran achieved potent and dose-dependent lowering of AT of up to 88% in patients with hemophilia. In addition, AT lowering was associated with statistically significant and clinically meaningful increases in thrombin generation and decreases in bleeding frequency in patients with hemophilia. In particular, fitusiran administration resulted in an 85% reduction in median estimated annualized bleeding rates, or ABR, in nine evaluable patients. The observed bleeding rates are comparable to those reported for prophylactic intravenous infusions of replacement factors in patients with hemophilia.

Fitusiran was found to be generally well tolerated through the data cutoff date in all patients with hemophilia (Parts B and C, N=24). There were no SAEs related to study drug, no discontinuations, and no significant changes in physical exams, vital signs, or electrocardiography. One patient was hospitalized due to re-activation of hepatitis C, which was not related to fitusiran administration. There were three drug-related AEs, all of which were mild. Among these AEs, there were two ISRs, each consisting of mild, transient pain. There were no clinically significant changes in any laboratory parameter, including liver function tests, hematology and coagulation measures. There were no thromboembolic events or clinically significant increases in D-dimer. All bleeds were successfully managed with standard replacement factor administration, with no associated AE events. Finally, there were no instances of anti-drug antibody formation to fitusiran observed.

We expect to initiate two Phase 3 program clinical trials in severe HA and HB patients with and without inhibitors in mid- and late-2016, respectively. Fitusiran has received ODD for HA and HB in the United States and the EU.

ALN-CC5 — Complement-Mediated Diseases

ALN-CC5 is an investigational RNAi therapeutic targeting the C5 component of the complement pathway for the treatment of complement-mediated diseases. The complement system plays a central role in immunity as a protective mechanism for host defense, but its dysregulation results in life-threatening complications in a broad range of human diseases including paroxysmal nocturnal hemoglobinuria, or PNH, atypical hemolytic-uremic syndrome, or aHUS, myasthenia gravis, neuromyelitis optica and membranous nephropathy, amongst others. Complement component 5, which is predominantly expressed in liver cells, is a genetically and clinically validated target. Loss of function human mutations are associated with an attenuated immune response against certain infections. Eculizumab, an intravenous anti-C5 monoclonal antibody therapy, has demonstrated clinical activity and tolerability in a number of complement-mediated diseases. Eculizumab is approved for the treatment PNH and aHUS in the United States, Europe and other countries. We believe a subcutaneously administered RNAi therapeutic that silences C5 represents a novel approach to the treatment of complement-mediated diseases, with a potentially competitive profile compared with intravenously administered anti-C5 monoclonal antibody therapy.

ALN-CC5 utilizes our ESC-GalNAc-siRNA conjugate delivery platform. We are evaluating ALN-CC5 in an ongoing Phase 1/2 study which is being conducted in three parts. Parts A and B are randomized (3:1, drug:placebo), double-blind, placebo-controlled, single ascending dose, or SAD, and multiple ascending dose, or MAD, studies, respectively, in which we plan to enroll up to a total of 60 healthy adult volunteers. These parts of the study are designed to evaluate safety and tolerability of single and multiple subcutaneous doses of ALN-CC5. Additional objectives include clinical activity as measured by knockdown of serum C5 and levels of residual C5, as well as measurement of effects on inhibition of serum complement activity, including measurements of serum sheep red blood cell hemolytic activity. A total of five SAD cohorts were enrolled in the study, with fixed doses ranging from 50 to 900 mg. As of December 2015, a total of three MAD cohorts had been enrolled in the study with fixed doses of 100, 200 or 400 mg, where subjects are receiving once weekly, subcutaneous doses of ALN-CC5 or placebo for five weeks. Part C is an open-label, multi-dose study in up to 16 patients with PNH, to assess safety, tolerability and clinical activity of ALN-CC5, administered for up to 13 weeks. This part of the study will include an exploratory evaluation of ALN-CC5 effects on levels of lactate dehydrogenase, or LDH, a measure of endogenous red blood cell hemolysis. Dosing of the first PNH patients was initiated in December 2015.

In December 2015, we reported interim results from our ongoing Phase 1/2 clinical study including updated data (N=20) from the SAD cohorts, as well as initial data (N=12) from MAD cohorts as of a data cutoff date of up to November 6, 2015. These results showed that ALN-CC5 achieved up to 99% knockdown of serum C5 and a mean maximum 84% inhibition of serum sheep red blood cell hemolytic activity. In addition, ALN-CC5 administration resulted in low levels of residual C5, which — based on comparisons from separate studies — were at or below the estimated levels of free C5 observed at therapeutic doses of eculizumab. The effects of ALN-CC5 were also found to be highly durable, with C5 knockdown and complement inhibition results supporting a once-monthly and possibly a once-quarterly, fixed-dose subcutaneous regimen.

Safety data were reported as of a data cutoff date of October 19, 2015 and all safety results were blinded as to treatment allocation. Single and multiple weekly subcutaneous doses of ALN-CC5 or placebo were generally well tolerated with no clinically significant, drug-related AEs reported. There were no SAEs, study discontinuations or clinically significant laboratory findings. In Part A of the study, a total of 29 AEs were observed, all of them mild or moderate in severity, of which three were deemed possibly related to ALN-CC5 or placebo. Two patients experienced mild, transient ISRs. In Part B of the study, a total of 30 AEs were observed, all of them mild or moderate in severity, of which 12 AEs were deemed possibly related to ALN-CC5 or placebo. Four subjects experienced mild, transient ISRs. We plan to report initial data from Part C of our Phase 1/2 clinical trial, which is being conducted in PNH patients, in mid-2016.

ALN-AS1 — Acute Hepatic Porphyrias

ALN-AS1 is a subcutaneously administered, investigational RNAi therapeutic targeting aminolevulinate synthase-1, or ALAS-1, for the treatment of acute hepatic porphyrias. The porphyrias are a family of rare metabolic disorders with autosomal dominant inheritance predominately caused by a genetic mutation in one of the eight enzymes responsible for heme biosynthesis. Acute hepatic porphyrias, or AHPs, constitute a subset of porphyrias that are characterized by acute neurovisceral attacks and in some instances, skin manifestations. The enzyme deficiency in AHP occurs within the liver, and includes acute intermittent porphyria, or AIP, hereditary coproporphyria, variegate porphyria and hereditary delta-aminolevulinic acid dehydratase deficiency. The initial focus of the ALN-AS1 program is on AIP, the most common AHP, which is an ultra-rare disease caused by loss of function mutations in porphobilinogen deaminase, or PBGD, that can result in the upstream accumulation of toxic heme intermediates, including aminolevulinic acid, or ALA, and porphobilinogen, or PBG. Exposure of

AIP patients to certain drugs, dieting or hormonal changes can trigger strong induction of ALAS-1, the first and rate-limiting enzyme in the pathway, which can lead to accumulation of the toxic heme intermediates that precipitate disease symptoms. Patients with one of the AHPs can have acute and/or recurrent attacks that are characterized by severe abdominal pain, paresis or paralysis, neuropsychiatric manifestations, cutaneous lesions and, in some instances, death if untreated or if treatment is delayed. It is estimated that approximately 5,000 patients in the United States and Europe suffer sporadic AIP attacks annually, and approximately 1,000 patients are afflicted with recurrent, debilitating attacks. The only approved treatments for acute attacks are preparations of heme derived from human blood. Heme requires administration through a large vein or central venous catheter and is associated with a number of side effects including thrombophlebitis, coagulation abnormalities, headaches and hypersensitivity reactions. While heme is not approved for prophylactic use (i.e., the prevention of acute attacks), it is sometimes used in this manner in patients who experience recurrent attacks. Chronic administration of heme has been found to result in renal insufficiency, iron overload, systemic infections (due to the requirement for central venous access) and, in some instances, tachyphylaxis. There is a clear unmet need for new therapies for AIP that could be both safer and more effective and more convenient to administer than available therapies.

ALN-AS1 utilizes our ESC-GalNAc-siRNA conjugate delivery platform and has the potential to be a prophylactic approach for the prevention of recurrent attacks, as well as a therapy for the treatment of acute porphyria attacks. We are evaluating ALN-AS1 in an ongoing Phase 1 study being conducted in three parts. Parts A and B are placebo-controlled, randomized (3:1, drug:placebo), single-blind, single-dose (Part A) and multi-dose (Part B), dose-escalation studies, designed to enroll up to a total of 40 asymptomatic “high excreter”, or ASHE, subjects. Per the protocol, ASHE subjects in the study have a defined mutation in the PBGD gene and elevated urinary levels of ALA and PBG, but do not have a recent history of porphyria attacks or current disease activity. The primary objective of Parts A and B is to evaluate safety and tolerability of single and multiple subcutaneous doses of ALN-AS1. Secondary objectives include evaluation of clinical activity for ALN-AS1 as measured by reduction in plasma and urinary levels of ALA and PBG. Exploratory objectives include the impact of ALN-AS1 on liver ALAS1 messenger RNA, or mRNA, as measured from circulatory or excreted exosomal mRNA preparations in serum or urine, respectively. Part C, initiated in February 2016, is a multi-dose study in up to 12 AIP patients who experience recurrent porphyria attacks, assessing safety, tolerability, pharmacodynamics (i.e., lowering of serum and urine ALA and PBG, as well as liver ALAS1 mRNA), and clinical activity of multiple doses of ALN-AS1. Part C will include an exploratory evaluation of the effects of ALN-AS1 on the number and severity of attacks and other disease symptoms, use of heme and pain medications, number and duration of hospitalizations, and quality of life.

In September 2015, we reported initial results from our ongoing Phase 1 study. All results reported were based on data in the database as of September 2, 2015. A total of 16 ASHE patients were enrolled in four SAD cohorts (N=4 per group), with subjects receiving 0.035, 0.1, 0.35 or 1.0 mg/kg doses of ALN-AS1. Measurement of ALAS1 mRNA levels employed a method known as circulating extracellular mRNA detection, or cERD, and was performed using serial serum and urine samples. At baseline, ASHE patients enrolled in the study were found to have substantially higher levels of liver ALAS1 mRNA detected in serum and urine relative to normal healthy volunteers. ALN-AS1 administration resulted in potent, dose-dependent and durable silencing of liver ALAS1 mRNA measured in serum and urine of up to 59%. Nadir silencing was achieved at approximately day 21, and effects were highly durable lasting over 42 days after a single dose. ASHE patients are asymptomatic, but have increased ALA and PBG levels that, while lower than those seen in AIP patients during an acute attack, are still significantly higher than normal reference values. In the Phase 1 study in ASHE patients (Part A), mean baseline urinary levels of ALA and PBG were 11.0 and 21.7 mmol/mol creatinine, respectively. Compared to normal, these levels were elevated by approximately 3-fold for ALA and 14-fold for PBG. A single subcutaneous dose of ALN-AS1 resulted in potent, dose-dependent and highly durable lowering of ALA of up to 82% and PBG of up to 93%. As with ALAS1 mRNA silencing, nadir effects on ALA and PBG were observed on day 21. Further, reductions in ALA and PBG were highly durable, with effects lasting over 42 days after a single dose. The durability of ALN-AS1 clinical activity is supportive of a once-monthly and possibly a once-quarterly, subcutaneous dose regimen.

ALN-AS1 was found to be generally well tolerated with no clinically significant drug-related AEs through the data cutoff date. There was one SAE of acute abdominal pain, which was deemed to be unlikely related to study drug. There were no study discontinuations. An additional 28 mild to moderate AEs were reported, of which 26 were determined to be not related or unlikely related to ALN-AS1 administration; these occurred with similar incidence in placebo and ALN-AS1 patients, with no dose-dependent trends. One patient in the 1.0 mg/kg cohort experienced a mild, localized ISR, consisting of transient erythema. There were no other clinically significant, drug-related abnormalities in any laboratory or hematologic assessment, vital signs, electrocardiograms or physical examinations. We expect to report additional data from the ongoing Phase 1 study of ALN-AS1, including initial data in patients that experience recurring porphyria attacks, in late 2016.

In September 2015, we also reported initial results, from data in the database as of August 14, 2015, from our ongoing EXPLORE study, a multinational, prospective observational study of patients with AHP suffering from recurrent attacks. The goal of the study is to provide enhanced understanding of the natural history of AHP in patients with recurrent attacks, as well as to obtain information about the burden of disease, current management and unmet need. Initial data were from 68 patients, who had a mean of 10.6 ± 11.0 attacks for the 12 months prior to study entry. The data suggested that elevated levels of ALAS1 mRNA, ALA and PBG are associated with acute attacks in patients with acute hepatic porphyria, and that they may be useful biomarkers for disease activity.

ALN-AAT — AAT Deficiency-Associated Liver Disease

ALN-AAT is a subcutaneously administered, investigational RNAi therapeutic targeting alpha-1 antitrypsin, or AAT, for the treatment of AAT deficiency-associated liver disease, also known as alpha-1 liver disease. AAT deficiency is an inherited disorder that results in disease of the lungs and liver. AAT is a liver-produced serine proteinase inhibitor with the primary function of protecting tissues, in particular the lungs, from neutrophil elastases that are elaborated during the course of inflammatory responses to infections and other irritants. About 95% of people with clinically significant AAT deficiency are homozygous for a mutation in the SERPINA1 gene that encodes the abnormal AAT protein, Z-AAT, or PiZZ. In the liver, misfolding of the mutant Z-AAT protein hinders its normal release into the blood thereby causing it to aggregate in hepatocytes, leading to liver injury, fibrosis, cirrhosis and hepatocellular carcinoma. There are estimated to be approximately 120,000 individuals with the PiZZ mutation in the United States and major European countries, and of these, about 10% have an associated liver pathology, or alpha-1 liver disease, caused by the misfolded Z-AAT protein. The only treatment options presently available for alpha-1 liver disease patients are supportive care and, in the case of advanced cirrhosis, liver transplantation. RNAi-mediated inhibition of AAT in people with alpha-1 liver disease may represent a promising new way to treat this rare disease.

ALN-AAT utilizes our ESC-GalNAc-siRNA conjugate delivery platform. We are evaluating ALN-AAT in a randomized, single-blind, placebo-controlled Phase 1/2 clinical trial being conducted in three parts. Parts A and B are single-dose (Part A) and multi-dose (Part B), dose-escalation studies, designed to enroll up to a total of 48 healthy adult volunteers. Part C will be a multi-dose study in adults with the PiZZ mutation in their AAT gene and with mild-to-moderate liver fibrosis. The primary objective of the study is to evaluate safety and tolerability of single and multiple subcutaneous doses of ALN-AAT. Secondary objectives include evaluation of pharmacokinetics of ALN-AAT and clinical activity for ALN-AAT as measured by knockdown of serum AAT. We expect to present initial clinical date from our Phase 1/2 study in mid-2016.

Pre-clinical data for ALN-AAT demonstrate that monthly subcutaneous doses of ALN-AAT achieve robust knockdown of serum AAT, the disease-causing protein, of up to 93% in NHPs, with highly durable effects and a wide therapeutic index. In addition, pre-clinical data demonstrate that ALN-AAT can reduce liver levels of mutant AAT, improve histopathology associated with mutant AAT expression, and reduce liver fibrosis and the incidence of tumor formation in a mouse model of alpha-1 liver disease.

Additional Genetic Medicine Programs

In addition to the programs described above, we are also advancing other early stage Genetic Medicine programs. These programs include: ALN-GO1, an investigational RNAi therapeutic targeting glycolate oxidase, or GO, for the treatment of primary hyperoxaluria type 1, or PH1 for which we have filed a clinical trial authorization application, or CTA, and expect to initiate a clinical trial in early 2016; and other yet to be disclosed programs. We intend to file an IND application, or IND equivalent, such as a CTA, for a new, undisclosed Genetic Medicine program in late 2016 and to advance additional undisclosed Genetic Medicine pre-clinical programs in 2016 as well.

Sanofi Genzyme Alliance

In January 2014, we entered into the 2014 Sanofi Genzyme collaboration, which is an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of Genetic Medicines, which includes our current and future Genetic Medicine programs that reach human proof-of-principal study completion, or Human POP, by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in North America and Western Europe, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the rest of the world, referred to as the Sanofi Genzyme Territory, together with certain broader co-development/co-promote or worldwide rights for certain products. Sanofi Genzyme’s rights are structured as an opt-in that is triggered upon achievement of Human POP. We maintain development control for all programs prior to Sanofi Genzyme’s opt-in and maintain development and commercialization control after Sanofi Genzyme’s opt-in for all programs in our territory.

In addition to its regional rights for our current and future Genetic Medicine STAr programs in the Sanofi Genzyme Territory, Sanofi Genzyme has the right to either (i) co-develop and co-promote fitusiran for the treatment of hemophilia and other RBD in our territory, with us maintaining development and commercialization control, or (ii) obtain a global license to ALN-AS1 for the treatment of hepatic porphyrias. Sanofi Genzyme will exercise this selection right upon the completion of Human POP for both the fitusiran and ALN-AS1 programs. Finally, Sanofi Genzyme has the right for a global license to a single, future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. We retain global rights to any RNAi therapeutic Genetic Medicine program that does not reach Human POP by the end of 2019, subject to certain limited exceptions.

We are leading development and commercialization of patisiran in North America and Western Europe while Sanofi Genzyme will develop and commercialize the product in the Sanofi Genzyme Territory. In addition, we and Sanofi Genzyme are co-developing and co-commercializing revusiran in North America and Western Europe, with Sanofi Genzyme developing and commercializing the product in the Sanofi Genzyme Territory. In September 2015, Sanofi Genzyme elected to opt into our fitusiran clinical development program for the treatment of hemophilia and other RBDs for development and potential future commercialization in territories outside of North America and Western Europe. This represents the first product from our Genetic Medicine pipeline into which Sanofi Genzyme has opted since the formation of the companies’ global alliance, and the third product opt-in overall. Sanofi Genzyme retains its future opt-in right to co-develop and co-promote fitusiran with us in North America and Western Europe described above.

The 2014 Sanofi Genzyme collaboration is described below under the heading “Strategic Alliances.”

Cardio-Metabolic Disease STAr

In our Cardio-Metabolic Disease STAr, we are advancing our pipeline of investigational RNAi therapeutics toward genetically validated, liver-expressed disease targets for unmet needs in dyslipidemias, NASH, type 2 diabetes, hypertension and other major diseases. We believe that new discoveries in the human genetics of cardio-metabolic disease, together with innovative clinical development strategies in morbid sub-populations, create opportunities for new, potentially transformative medicines. Further, we believe the emerging profile of our ESC-GalNAc conjugates with the potential for once-quarterly and possibly bi-annual, low-volume, subcutaneous dose administration and a wide therapeutic index supports advancement of new medicines in this disease area. We intend to seek strategic collaboration opportunities for programs in our Cardio-Metabolic Disease STAr, while retaining significant product development and commercialization rights in the United States and EU.

Our Cardio-Metabolic Disease development programs are described in more detail below.

ALN-PCSsc — Hypercholesterolemia

ALN-PCSsc is a subcutaneously administered investigational RNAi therapeutic targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia. PCSK9 is a protein involved in the regulation of low-density lipoprotein, or LDL, receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-C, which is commonly referred to as “bad” cholesterol. PCSK9 is produced by the liver and circulates in the bloodstream. Both intracellular and extracellular PCSK9 reduce the liver’s capacity to absorb LDL-C by decreasing LDL receptor levels. Published studies indicate that, if PCSK9 activity could be reduced, the liver’s uptake of LDL-C should increase and blood cholesterol levels should decrease. In fact, published case reports have shown individuals with loss-of-function genetic mutations in PCSK9 have decreased blood cholesterol levels. In turn, these individuals have been shown to have a dramatically reduced risk of coronary artery disease, or CAD, including myocardial infarction or heart attack. In addition, studies have shown that PCSK9 levels are increased by statin therapy, limiting their effect, suggesting that the introduction of a PCSK9 inhibitor to statin therapy may result in even further reductions in LDL-C levels. Hypercholesterolemia is a condition characterized by very high levels of cholesterol in the blood which is known to increase the risk of coronary artery disease, the leading cause of death in the United States. Some forms of hypercholesterolemia can be treated through dietary restrictions, lifestyle modifications (e.g., exercise and smoking cessation) and medicines such as statins. However, a large proportion of patients with hypercholesterolemia are not achieving target LDL-C levels with currently available therapies such as statins, including genetic familial hypercholesterolemia patients, acute coronary syndrome patients, high-risk patient populations (e.g., patients with CAD, diabetes, symptomatic carotid artery disease), and other patients that are statin intolerant. Severe forms of hypercholesterolemia are estimated to affect more than 500,000 patients worldwide, and as a result, there is a significant need for novel therapeutics to treat patients with hypercholesterolemia whose disease is inadequately managed by existing therapies.

ALN-PCSsc utilizes our ESC-GalNAc-siRNA conjugate delivery platform. We are evaluating ALN-PCSsc in a recently completed Phase 1 study which is being conducted in the U.K. as a randomized, single-blind, placebo-controlled, single ascending- and multi-dose, subcutaneous dose-escalation study. The study was designed to enroll up to 76 volunteer subjects with elevated baseline LDL-C (≥ 100 mg/dL), with subjects randomized 3:1, drug: placebo. The study was performed in two phases: a SAD phase and a MAD phase. The MAD phase also included subjects both on and off statin co-medication. The primary objective of the Phase 1 study was to evaluate the safety and tolerability of ALN-PCSsc. Secondary objectives included assessment of clinical activity as determined by knockdown of plasma PCSK9 levels and lowering of serum LDL-C levels, as well as pharmacokinetics of ALN-PCSsc.

In November 2015, we reported interim results from our recently completed Phase 1 clinical trial with ALN-PCSsc as of a data transfer date of September 24, 2015. The effects of ALN-PCSsc were found to be highly durable, with clinically significant and clamped reductions in LDL-C, supportive of a potential bi-annual subcutaneous dose regimen. Specifically, results from the SAD cohorts (N=24) showed: maximal PCSK9 knockdown of 88.7% with mean maximum knockdown of up to 82.3% and maximal LDL-C reduction of 78.1% with mean maximum lowering of up to 59.3%; and at day 180, an up to 53% reduction in LDL-C, with a least squares mean percent lowering of 47% in the 300 mg dose cohort. Results from the MAD cohorts (N=45) showed: maximal PCSK9 knockdown of 94.4% with mean maximum knockdown of up to 88.5%; maximal LDL-C reduction of 83% with mean maximum lowering of up to 64.4%; and at day 208 — approximately six months after the last dose — an up to 60% reduction in LDL-C, with a least squares mean percent lowering of 44.4% in the 300 mg dose cohort. Significant reductions of lipoprotein (a), or Lp(a), total cholesterol, apolipoprotein B and non-HDL cholesterol were also observed, without any significant change in HDL cholesterol. Similar effects were observed in subjects with and without concomitant statin therapy.

Through the data cutoff date, ALN-PCSsc was generally well tolerated following single and multiple subcutaneous dose administration, with no SAEs or discontinuations due to AEs. All observed AEs were mild or moderate in severity, and were generally similar in subjects with and without concomitant statin administration.

At the higher drug exposures, four subjects experienced mild, localized, and self-limiting ISRs. One subject developed an approximately four times upper limit of normal increase in alanine transaminase, or ALT, without increase in bilirubin that was attributed to concomitant statin therapy; ALT levels resolved upon statin discontinuation and were found to be elevated a second time after re-challenge with a lower dose of the same statin.

In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases. Under the terms of the agreement, we were responsible for conducting certain pre-clinical studies, as well as the Phase 1 clinical study of ALN-PCSsc described above, and MDCO is responsible for leading and funding development from Phase 2 forward, as well as potential commercialization. Under the terms of the agreement with MDCO, the development leadership of ALN-PCSsc has now transferred from us to MDCO. In January 2016, MDCO initiated a randomized, double-blind, placebo-controlled Phase 2 clinical study of ALN-PCSsc, known as ORION-1, that is designed to enroll up to 480 patients with atherosclerotic cardiovascular disease and elevated LDL-C. A description of our agreement with MDCO is included below under the heading “Strategic Alliances.”

Additional Cardio-Metabolic Disease Programs

In addition to ALN-PCSsc, we are also advancing other early stage Cardio-Metabolic Disease programs. These programs include additional investigational programs for the treatment of dyslipidemias, including ALN-AC3 targeting Apolipoprotein C3, or ApoC3, for the treatment of hypertriglyceridemia, ALN-ANG targeting Angiopoetin-like 3, or ANGPTL3, for the treatment of hypertriglyceridemia and mixed hyperlipidemia, and ALN-AGT targeting angiotensinogen, or AGT, for the treatment of hypertensive disorders of pregnancy including preeclampsia. Finally, we are advancing a number of undisclosed pre-clinical programs for the treatment of NASH and type 2 diabetes.

Hepatic Infectious Disease STAr

In our Hepatic Infectious Disease STAr, we are advancing a pipeline of investigational RNAi therapeutics that address major global health challenges, including but not limited to hepatitis B and hepatitis D viral infections. We intend to seek strategic collaboration opportunities for programs in our Hepatic Infectious Disease STAr, while retaining significant product development and commercialization rights in the United States and EU.

Our Hepatic Infectious Disease development programs are described in more detail below.

ALN-HBV — Hepatitis B Virus (HBV)

The hepatitis B virus, or HBV, is the most common serious liver infection in the world. Worldwide, two billion people (one out of three people) have been infected with HBV and 400 million people have become chronically infected. An estimated one million people die each year from HBV infection and its complications worldwide; about 5,000 of those are in the United States. The clinical manifestations are severe. Worldwide, chronic infection with hepatitis causes 80% of all hepatocellular carcinoma, or HCC, and more than 500,000 people die each year from this form of cancer. About five percent of the population is chronically infected with HBV, and nearly 25% of all such HBV carriers develop serious liver diseases such as chronic hepatitis, cirrhosis and HCC. Despite the use of nucleoside analog inhibitors of viral DNA synthesis and interferon therapies, the cure rate for chronic HBV infection is less than ten percent. Reduction in HBV surface antigen, or HBsAg, levels of over 0.5 log10 is the single best predictor of immunologic cure. We believe an RNAi therapeutic inhibiting all steps of the HBV life cycle and silencing tolerogenic viral antigens has the potential to achieve a “functional cure.”

We have identified a development candidate for our ALN-HBV program that utilizes our proprietary ESC-GalNAc-siRNA conjugate delivery platform and targets the HBV genome. In a rodent model of HBV, a single subcutaneous dose of this investigational RNAi therapeutic, at 3 mg/kg, resulted in an up to 3.9 log10 reduction in HBsAg levels (mean 1.8 log10 reduction). We expect to file an IND or IND equivalent for this program in early 2016.

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

Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in North America and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products principally in territories outside of North America and Western Europe, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights in the United States and EU. We currently have a global alliance with MDCO for the development and commercialization of our ALN-PCSsc program.

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. In 2007, we and Ionis formed Regulus to capitalize on our technology and intellectual property in the field of microRNA therapeutics. Currently, we own approximately 11% of Regulus’ outstanding common stock.

We have entered into license agreements with Ionis, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck Innovation, Cancer Research Technology Limited, or CRT, and Whitehead Institute for Biomedical Research, or Whitehead, as well as a number of other entities, to obtain rights to intellectual property in the field of RNAi. In addition, because delivery of RNAi therapeutics has historically been an important objective of our research activities, we have also evaluated potential collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies. For example, we entered into agreements with Arbutus Biopharma Corporation, or ABC (formerly Tekmira Pharmaceuticals Corporation), Protiva Biotherapeutics, Inc., a wholly owned subsidiary of ABC, and together with ABC, referred to as Arbutus, The University of British Columbia, or UBC, and Acuitas Therapeutics Inc., or Acuitas (formerly AlCana Technologies, Inc.), among others, related to various LNP delivery technologies. Finally, we have sought, and may seek in the future, funding for the development of our proprietary RNAi therapeutics pipeline from the government and foundations.

Strategic Alliances

We have formed, and intend to continue to form, strategic alliances to gain access to the financial, technical, clinical and commercial resources necessary to develop and market RNAi therapeutics. We expect these alliances to provide us with financial support in the form of upfront cash payments, license fees, equity investments, research and development funding, milestone payments and/or royalties or profit sharing based on sales of RNAi therapeutics. Our key strategic alliance and license agreements are described below.

Product Alliances.

Sanofi Genzyme.    In January 2014, we entered into a global, strategic collaboration with Sanofi Genzyme to discover, develop and commercialize RNAi therapeutics as Genetic Medicines to treat orphan diseases. The 2014 Sanofi Genzyme collaboration superseded and replaced the previous collaboration between us and Sanofi Genzyme entered into in October 2012 to develop and commercialize RNAi therapeutics targeting TTR for the treatment of ATTR amyloidosis, including patisiran and revusiran, in Japan and the Asia-Pacific region.

The 2014 Sanofi Genzyme collaboration is structured as an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of Genetic Medicines, which includes our current and future Genetic Medicine programs that reach Human POP by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in North America and Western Europe, referred to as the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the Sanofi Genzyme Territory, together with certain broader co-development/co-promote or worldwide rights for certain products. Sanofi Genzyme’s rights, described in detail below, are structured as an opt-in that is triggered upon achievement of Human POP. We maintain development control for all programs prior to Sanofi Genzyme’s opt-in and maintain development and commercialization control after Sanofi Genzyme’s opt-in for all programs in the Alnylam Territory.

Specifically, in addition to its regional rights for our current and future Genetic Medicine programs in the Sanofi Genzyme Territory, Sanofi Genzyme has the right to either (i) co-develop and co-promote fitusiran for the treatment of hemophilia and other RBD in the Alnylam Territory, with us maintaining development and commercialization control, or (ii) obtain a global license to ALN-AS1 for the treatment of hepatic porphyrias. Sanofi Genzyme may exercise this selection right upon the completion of Human POP for both the fitusiran and ALN-AS1 programs. Finally, Sanofi Genzyme has the right for a global license to a single, future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. We will retain global rights to any RNAi therapeutic Genetic Medicine program that does not reach Human POP by the end of 2019, subject to certain limited exceptions. We retain full rights to all current and future RNAi therapeutic programs outside of the field of Genetic Medicines, including the right to form new collaborations.

Under the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme’s specific license rights and the programs into which Sanofi Genzyme has opted include the following:

•

Regional license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory. Sanofi Genzyme can elect this license for any of our current and future Genetic Medicine programs that complete Human POP by the end of 2019, subject to limited extension. Development costs for products, once Sanofi Genzyme exercises an option, will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for twenty percent of the global development costs. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded the scope of its regional license and collaboration for patisiran, which was originally established under the 2012 Sanofi Genzyme agreement. In September 2015, Sanofi Genzyme elected to opt into our fitusiran clinical development program for the treatment of hemophilia and other RBDs under the regional license terms. As described above, Genzyme retains its future opt-in right to co-develop and co-promote fitusiran in the Alnylam Territory pursuant to the co-development/co-promote license terms described below. Cost-sharing for the fitusiran program began in January 2016. Sanofi Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain patisiran development milestones. In addition, Sanofi Genzyme will be required to make payments totaling up to $75.0 million per product other than patisiran, including fitusiran, consisting of up to $55.0 million in development milestones and $20.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Sanofi Genzyme, its affiliates and sublicensees.

•

Co-development/co-promote license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory, and will co-promote the product in the Alnylam Territory. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded its regional rights for revusiran, which were originally granted under the 2012 Sanofi Genzyme agreement, to include a co-development/co-promote license and collaboration. As noted above, Sanofi Genzyme also has the right to elect a co-development/co-promote license and collaboration for fitusiran, if it does not elect a global license and collaboration for ALN-AS1. Development costs for co-development/co-promote products, once Sanofi Genzyme exercises an option, will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for fifty percent of the global development costs. Sanofi Genzyme will be required to make payments totaling up to $75.0 million in development milestones for revusiran and, if selected, fitusiran. To date, we have received a $25.0 million milestone payment for revusiran. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-promote product based on annual net sales, if any, in the Sanofi Genzyme Territory for such co-development/co-promote product by Sanofi Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory.

•

Global license terms and programs — Upon opt-in, Sanofi Genzyme will obtain a worldwide license to develop and commercialize the product. Sanofi Genzyme can elect a global license for ALN-AS1, if it does not elect a co-development/co-promote license for fitusiran, as described above. Sanofi Genzyme will also have one right to a global license through 2019, subject to limited extension, for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. Sanofi Genzyme shall be responsible for one hundred percent of global development costs. Sanofi Genzyme will be required to make payments totaling up to $200.0 million per global product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Sanofi Genzyme, its affiliates and sublicensees.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Sanofi Genzyme under the 2014 Sanofi Genzyme collaboration.

Under the master agreement, the parties will collaborate in the development of option products, with us leading development for all programs prior to Sanofi Genzyme’s opt-in and also leading development and commercialization for all programs in the Alnylam Territory after Sanofi Genzyme’s opt-in. If Sanofi Genzyme does not exercise its option to license rights to a particular program, we will retain the exclusive right to develop and commercialize such program throughout the world, including the right to sublicense to third parties.

The 2014 Sanofi Genzyme collaboration is governed by an alliance joint steering committee that is comprised of an equal number of representatives from each party. There are additional committees to manage various aspects of each regional, co-developed/co-promoted and global program. We and Sanofi Genzyme intend to enter into supply agreements to provide for supply of collaboration products to Sanofi Genzyme for clinical studies, and, at Sanofi Genzyme’s request, commercial sales. Sanofi Genzyme also has certain rights to manufacture collaboration products. Additionally, Sanofi Genzyme has certain limited opt-out rights, as specified in the master agreement, upon which products revert fully back to us with no further obligations to Sanofi Genzyme.

The master agreement (including the license terms appended thereto) contains certain termination provisions, including for material breach by the other party. Unless terminated earlier pursuant to its terms, the master agreement will terminate upon the last to expire of any of the option periods under the master agreement or the license terms appended thereto.

Upon the closing of the equity transaction in February 2014, we sold to Sanofi Genzyme 8,766,338 shares of our common stock and Sanofi Genzyme paid $700.0 million in aggregate cash consideration to us. As a condition to the closing of the equity transaction, Sanofi Genzyme entered into an investor agreement with us. Under the investor agreement, until the earlier of the fifth anniversary of the expiration or earlier termination of the 2014 Sanofi Genzyme collaboration and the date on which Sanofi Genzyme and its affiliates cease to beneficially own at least 5% of our outstanding common stock, Sanofi Genzyme and its affiliates are bound by certain “standstill” provisions. The standstill provisions include agreements not to acquire more than 30% of our outstanding common stock, call stockholder meetings, nominate directors other than those approved by our board of directors, subject to certain limited exceptions, or propose or support a proposal to acquire us. Further, Sanofi Genzyme has agreed to vote, and cause its affiliates to vote, all shares of our voting securities they are entitled to vote, up to a maximum of 20% of our outstanding common stock, in a manner either as recommended by our board of directors or proportionally with the votes cast by our other stockholders, except with respect to certain change of control transactions or our liquidation or dissolution. Until Sanofi Genzyme owns less than 7.5% of our outstanding common stock, subject to Sanofi Genzyme’s limited right to maintain its ownership percentage as described below, if we issue common stock or securities convertible into or exercisable for common stock to a third party that holds at least 30% of our outstanding common stock or, in connection with a collaboration or license transaction, to a third party that will initially hold at least the percentage of our outstanding common stock represented by the shares purchased by Sanofi Genzyme at the closing of the equity transaction, we will offer Sanofi Genzyme an opportunity to amend the standstill and voting provisions in the investor agreement to be consistent with the terms provided to such third party.

Under the investor agreement, Sanofi Genzyme has also agreed not to dispose of any shares of common stock beneficially owned by it immediately after the closing of the stock purchase until the earlier of (i) December 31, 2019 (subject to extension by up to two years if Sanofi Genzyme’s option to select additional compounds under the master agreement is extended beyond December 31, 2019) and (ii) six months after the expiration or earlier valid termination of the collaboration, in each case subject to earlier termination in the event certain clinical activities under the collaboration fail to occur. Following the expiration of this lock-up period, Sanofi Genzyme will be permitted to sell such shares of common stock subject to certain limitations, including volume and manner of sale restrictions. Notwithstanding the foregoing, following the two-year anniversary of the closing of the stock purchase, in the event that the market price per share of our common stock is at least 100% higher than the market price per share of our common stock at closing of the stock purchase (in each case based upon a ten-day trailing average), Sanofi Genzyme may sell up to 25% of its initial shares, subject to certain restrictions on post-lock-up period dispositions as described above.

Under the investor agreement, following the lock-up period, Sanofi Genzyme will have three demand rights to require us to conduct a registered underwritten public offering with respect to the shares of common stock beneficially owned by Sanofi Genzyme immediately after the closing of the stock purchase, subject to certain conditions. In addition, following the lock-up period, subject to certain conditions, Sanofi Genzyme will be entitled to participate in registered underwritten public offerings by us if other selling stockholders are included in the registration.

The investor agreement provides that, until Sanofi Genzyme owns less than 7.5% of our outstanding common stock, subject to Sanofi Genzyme’s limited right to maintain its ownership percentage as described herein, in connection with new issuances of common stock, subject to certain exceptions, Sanofi Genzyme will be entitled to a right of first offer to participate proportionally to maintain its then-current ownership percentage of our common stock. If Sanofi Genzyme is not entitled to a right of first offer with respect to a new issuance, Sanofi Genzyme will have the opportunity, on a post-transaction basis, to purchase additional shares sufficient to maintain its pre-transaction ownership percentage of our common stock (subject to the same 7.5% ownership threshold).

In accordance with our investor agreement with Sanofi Genzyme, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock for $23.0 million. In addition, in January 2015, in connection with our public offering, Sanofi Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock at the public offering price resulting in $70.7 million in proceeds to us. The sales of common stock to Sanofi Genzyme were not registered as part of the public offering, though they were consummated simultaneously with the public offering.

In addition, Sanofi Genzyme has the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 196,251 shares of our common stock on January 22, 2015 for $18.3 million and 205,030 shares of our common stock on February 1, 2016 for $14.3 million. The sales of these shares to Sanofi Genzyme were consummated as private placements.

In each instance, the purchase by Sanofi Genzyme described above allowed Sanofi Genzyme to maintain its ownership level of our common stock of approximately 12%.

Finally, in the event Sanofi Genzyme and its affiliates acquire at least 20% or more of our outstanding common stock, Sanofi Genzyme will be entitled to appoint one individual to our board of directors. Sanofi Genzyme will also be entitled to certain information rights, including with respect to financial information in the event Sanofi Genzyme or its affiliates require such information for its own financial reporting purposes. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.

The Medicines Company.    In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases. MDCO paid us an upfront cash payment of $25.0 million. Upon the achievement of certain events, we will be entitled to receive milestone payments, up to an aggregate of $180.0 million, including up to $30.0 million in specified development milestones, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, we will be entitled to royalties ranging from the low- to high-teens, based on annual worldwide net sales, if any, of licensed products by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. To date, MDCO has paid us $10.0 million in development milestones under this agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from MDCO.

Under the MDCO agreement, we and MDCO will collaborate in the further development of ALN-PCSsc. We had responsibility for the development of ALN-PCSsc until Phase 1 Completion, as defined in the MDCO agreement, at our cost, up to an agreed upon initial development cost cap. In late 2015, MDCO assumed responsibility for all development and commercialization of ALN-PCSsc, at its sole cost. The collaboration between us and MDCO is governed by a joint steering committee comprised of an equal number of representatives from each party.

We were solely responsible for obtaining supply of finished product reasonably required for the conduct of our obligations under the initial development plan through Phase 1 Completion, and are responsible for supplying MDCO with finished product reasonably required for the first Phase 2 clinical trial of ALN-PCSsc conducted by MDCO, at our expense, provided such costs do not exceed the development costs cap, subject to certain exceptions. After such time, MDCO will have the sole right and responsibility to manufacture and supply ALN-PCSsc for development and commercialization under the MDCO development plan, subject to the terms of the MDCO agreement. We and MDCO have agreed to enter into a supply and technical transfer agreement to provide for supply of ALN-PCSsc to MDCO and for technology transfer to enable MDCO to manufacture and supply ALN-PCSsc as contemplated under the terms of the MDCO agreement.

Unless terminated earlier in accordance with the terms of the agreement, the MDCO agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term for any licensed product in any country, where a royalty term is defined as the latest to occur of (1) the expiration of the last valid claim of patent rights covering a licensed product, (2) the expiration of the Regulatory Exclusivity, as defined in the MDCO agreement, and (3) the twelfth anniversary of the first commercial sale of the licensed product in such country. We estimate that our fundamental RNAi patents covering licensed products under the MDCO agreement will expire both in and outside of the United States generally between 2016 and 2028. We also estimate that our ALN-PCS product-specific patents covering licensed products under the MDCO agreement in the United States and elsewhere will expire at the end of 2033. These patent rights are subject to potential patent term extensions and/or supplemental protection certificates extending such terms in countries where such extensions may become available. In addition, more patent filings relating to the collaboration may be made in the future.

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

Monsanto paid us $29.2 million in upfront cash payments, and was also required to make near-term milestone payments to us upon the achievement of specified technology transfer and patent-related milestones. We were also entitled to receive additional funding for collaborative research efforts. In the aggregate, we had the ability to earn up to $5.0 million in milestone payments and research funding under the Monsanto alliance. We received a total of $4.0 million in milestone payments from Monsanto based upon the achievement of a specified patent-related event and the completion of technology transfer activities. In September 2014, we and Monsanto mutually determined not to pursue the discovery collaboration originally contemplated under the terms of the Monsanto agreement. Accordingly, Monsanto was not required to pay us the final milestone of $1.0 million. There are no remaining milestones under the Monsanto agreement. Monsanto is required to pay to us a percentage of specified fees from certain sublicense agreements Monsanto may enter into that include access to our intellectual property, as well as low single-digit royalty payments on worldwide, net sales by Monsanto, its affiliates and sublicensees of certain licensed products, as defined in the Monsanto agreement, if any. Due to the uncertainty of the application of RNAi technology in the field of agriculture, we may not receive any license fees or royalty payments from Monsanto.

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

Other Strategic License Agreements.

Ionis.    In January 2015, we and Ionis (formerly Isis) entered into a second amended and restated strategic collaboration and license agreement, which we further amended in July 2015. The 2015 Ionis agreement provides for certain new exclusive target cross-licenses of intellectual property on eight disease targets, providing each company with exclusive RNA therapeutic license rights for four programs, and extends the parties’ existing non-exclusive technology cross-license, which was originally entered into in 2004 and was amended and restated in 2009, through April 2019.

Pursuant to the 2015 Ionis agreement, Ionis granted to us an exclusive, low single-digit royalty-bearing license to its chemistry, motif, mechanism and target-specific intellectual property for oligonucleotide therapeutics against four targets, including antithrombin, aminolevulinic acid synthase-1, alpha-1 antitrypsin and hydroxyacid oxidase 1. In exchange, we granted to Ionis an exclusive, low single-digit royalty-bearing license to our chemistry, motif, mechanism and target-specific intellectual property for oligonucleotide therapeutics against four targets, including Factor XI, apolipoprotein (a), diacylglycerol acyltransferase 2 and human growth hormone.

In addition, under the 2015 Ionis agreement, the parties agreed to extend the existing non-exclusive technology cross-license through April 2019. Specifically, Ionis granted us a low single-digit royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for double-stranded RNAi therapeutics. In turn, we granted Ionis a low single-digit royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for single-stranded antisense therapeutics. This broad, non-exclusive cross-license includes chemistry, motif and mechanism patents, but excludes patent claims on formulations, manufacturing and specific targets.

Under the original 2004 agreement, Ionis licensed to us its patent estate related to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi products in exchange for a previously disclosed technology access fee, participation in fees for our partnering programs and future milestone and royalty payments from us for programs that incorporate Ionis’ intellectual property. We have the right to use Ionis’ intellectual property in our development programs or in collaborations and Ionis agreed not to grant licenses under these patents to any other organization for the discovery, development and commercialization of double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Ionis plays an active role.

In turn, under the original 2004 agreement, we non-exclusively licensed to Ionis our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, single stranded RNAi therapeutics and to research double-stranded RNAi compounds. Ionis also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a non-exclusive basis. We granted these licenses for RNAi therapeutics in exchange for option fees, and future milestone and royalty payments from Ionis for RNAi programs that incorporate certain of our intellectual property.

In August 2012, we and Ionis amended the agreement to provide certain terms for the discovery, development and commercialization of double-stranded RNA products by us or our sublicensees in the field of agriculture.

As set forth in the 2015 Ionis agreement, under the original 2004 agreement, we agreed to pay Ionis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and low single-digit royalties on sales, if any, for each product that we or a collaborator develop using Ionis intellectual property. In addition, we agreed to pay to Ionis a percentage of specified fees from strategic collaborations we may enter into that include access to Ionis’ intellectual property.

Ionis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration. Ionis agreed to pay us, per therapeutic target, a license fee of $0.5 million, milestone payments for double-stranded RNAi products totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and low single-digit royalties on sales, if any, for each double-stranded RNAi or single-stranded RNAi product developed by Ionis or a collaborator that utilizes our intellectual property. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Ionis.

The term of the 2015 Ionis agreement generally ends upon the expiration of the last-to-expire patent licensed thereunder, whether such patent is a patent licensed by us to Ionis, or vice versa. Either party may terminate the 2015 Ionis agreement on 90 days’ prior written notice if the other party materially breaches the agreement and fails to cure the breach within the 90-day notice period and no substantial steps have otherwise been taken to cure the breach, provided, however, that neither party may terminate licenses granted to the other party to the extent necessary to develop or sell products that have at least reached investigational new drug-enabling studies (except for a party’s uncured failure of its payment obligations). Either party may also terminate the agreement in the event the other party undergoes specified bankruptcy events.

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

Delivery-Related License Agreements

Arbutus.    In November 2012, we, ABC and Protiva agreed to restructure our existing contractual relationship. In connection with this restructuring, the parties entered into a cross-license agreement, and agreed to terminate certain prior agreements, including: the May 2008 amended and restated license and collaboration between us and ABC, the May 2008 amended and restated cross-license agreement between us and Protiva, and the January 2009 manufacturing agreement between us and ABC.

Under the 2012 cross-license agreement, the parties consolidated certain intellectual property related to LNP technology for the systemic delivery of RNAi therapeutics. Specifically, certain patents and patent applications, including the MC3 lipid family, were assigned by us to ABC. We retain rights to use this intellectual property for the research, development and commercialization of RNAi therapeutic products, including the rights to sublicense this intellectual property on a product-by-product basis. Arbutus has also granted us a worldwide license to its LNP technology for the research, development and commercialization of LNP-based RNAi therapeutics, which license shall be exclusive for up to eight targets designated by us, and otherwise shall be non-exclusive. We have the right to sublicense on a product-by-product basis.

In addition, we elected to buy out our manufacturing obligations to ABC with respect to our LNP-based pipeline programs. Pursuant to the terms of the 2012 cross-license agreement, we made a one-time payment of $30.0 million to ABC for the termination of, and our release from, all of our obligations under the manufacturing agreement, including without limitation the obligations to obtain materials and/or services from ABC. We also have the right to manufacture and have manufactured our LNP-based RNAi therapeutics, which right may be sublicensed to our collaborators.

Further, as part of this restructuring, we elected to buy-down certain future potential milestone and royalty payments due to Arbutus for certain of our RNAi therapeutics, formulated using LNP technology. Specifically, pursuant to the cross-license agreement, we made a one-time payment of $35.0 million to ABC, which amount constituted payment for the termination of the 2008 license agreements with ABC and Protiva and the parties’ rights and obligations thereunder, as well as the buy-down of certain milestone payments and the significant reduction of royalty rates for ALN-VSP, ALN-PCS02 and patisiran. As a result of this buy-down, future royalty rates for these LNP-based products are now further reduced from the low single-digit royalties due on other products, as described below. In addition, we agreed to pay ABC an aggregate of $10.0 million in contingent milestone payments related to advancement of ALN-VSP and patisiran, which represent the only potential milestones due to Arbutus for ALN-VSP, ALN-PCS02 and patisiran. In December 2013, we paid to ABC $5.0 million in connection with the initiation of our Phase 3 clinical trial for patisiran, fulfilling one of these milestone obligations. With respect to the second $5.0 million milestone, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with ABC regarding the achievement by ABC of this milestone under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015 and we now expect a decision from the arbitration panel during the first quarter of 2016.

Consistent with the prior license agreements, under the 2012 cross-license agreement, we are obligated to pay ABC up to an aggregate of $16.0 million in milestone payments for any future RNAi therapeutic formulated using Arbutus LNP technology, excluding ALN-VSP, ALN-PCS02 and patisiran, together with low single-digit royalty payments on annual product sales, if any.

Under the 2012 cross-license Agreement, Arbutus maintains the three exclusive and five non-exclusive licenses previously granted by us under the prior license agreements to research, develop and commercialize RNAi therapeutics directed to up to eight gene targets. In addition, we granted Arbutus a non-exclusive license for two additional gene targets, on the same terms and conditions as the prior non-exclusive licenses. Arbutus also acquired from Acuitas its existing options for three additional non-exclusive licenses, which were included under the 2012 cross-license agreement. Arbutus may sublicense these rights on a product-by-product basis. We waived our right under the prior license agreements to opt-in to the Arbutus research program directed to polo-like kinase 1, or PLK1. Under the 2012 cross-license agreement, we are eligible to receive from Arbutus up to an aggregate of $8.5 million in milestone payments for RNAi therapeutics directed to nine of the targets for which we have granted licenses to Arbutus, together with single-digit royalties on annual product sales, if any, of RNAi therapeutic products directed to all thirteen of the targets for which we have granted licenses to Arbutus. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Arbutus.

The term of the 2012 cross-license agreement generally ends upon the expiration of the last-to-expire royalty term. Royalties are payable on a product-by-product and country-by-country basis commencing on the first commercial sale of a product in a country and continuing during any period in which (a) in the case of us, a valid claim within the Arbutus Royalty-Bearing Patents (as defined in the 2012 cross-license agreement) covers our applicable product in such country of sale, or (b) in the case of Arbutus products, a valid claim within our patents covers the applicable Arbutus product in such country of sale. We estimate that our fundamental RNAi patents covered under the 2012 cross-license agreement will expire both in and outside the United States generally between 2019 and 2021, and that the Arbutus LNP patents covered under the 2012 cross-license agreement will expire both in and outside the United States generally between 2020 and 2030, subject in each case to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. Either party may terminate a license it granted to the other in the event that the other party fails to cure a material breach of its obligations relating to that license. Furthermore, either party may terminate the 2012 cross-license agreement in the event the other party fails to cure a material breach of an obligation under the agreement. In addition, either party may terminate the 2012 cross-license agreement upon patent-related challenges by the other party.

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

Concurrent with the execution of the research agreement, we also entered into a supplemental agreement with ABC, Protiva, UBC and Acuitas, which contains additional terms regarding the intellectual property rights arising out of the research agreement. In connection with 2012 cross-license agreement with Arbutus described above, we and Arbutus agreed to supersede the rights and obligations under the supplemental agreement as between ourselves, with the rights and obligations set forth in the 2012 cross-license agreement.

microRNA Therapeutics

Regulus.    In September 2007, we and Ionis established Regulus, a company focused on the discovery, development and commercialization of microRNA therapeutics. Regulus leverages our and Ionis’ technologies, know-how and intellectual property relating to microRNA therapeutics.

In consideration for our and Ionis’ initial interests in Regulus, we and Ionis each granted Regulus exclusive licenses to our intellectual property for certain microRNA therapeutics as well as certain patents in the microRNA field. Regulus operates as an independent company with a separate board of directors, scientific advisory board and management team. In October 2012, Regulus completed an underwritten initial public offering. Currently, we own approximately 11% of Regulus’ outstanding common stock.

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

Regulus has entered into a number of strategic alliances with leading pharmaceutical companies, including Sanofi, GlaxoSmithKline and AstraZeneca PLC. Each of Alnylam and Ionis is entitled to receive specified sublicense income in connection with certain collaborative agreements entered into by Regulus, as well as royalties on net sales, if any, of certain products developed by Regulus or its collaborators, in each case subject to the terms and conditions of the license and collaboration agreement among Regulus, Ionis and us.

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

Intellectual Property Related to Fundamental Aspects and Uses of siRNA and RNAi-related Mechanisms

In this category, we include United States and certain foreign patents and patent applications that claim key aspects of siRNA architecture and RNAi-related mechanisms. Specifically included are patents and patent applications covering targeted cleavage of mRNA directed by RNA-like oligonucleotides and double-stranded RNAs of particular lengths and particular structural features, such as blunt and/or overhanging ends, as well as various types and patterns of chemical modifications. Our strategy has been to secure exclusive rights where possible and appropriate to key patents and patent applications that we believe cover fundamental aspects of RNAi.

The following table lists patents and/or patent applications to which we have secured rights that we regard as being fundamental for the use of siRNAs as therapeutics.

Patent Licensor/Owner	Subject Matter	First Priority Date	Inventors	Status	Expiration Date*	Alnylam Rights
Ionis	Inactivation of target mRNA	6/6/1996 (EP) and 6/6/1997 (U.S.)	S. Crooke	U.S. 5,898,031, U.S. 6,107,094, U.S. 7,432,250 & U.S. 7,695,902 EP 0928290 Additional applications pending in the U.S. and several foreign jurisdictions	6/6/2016 6/6/2017	Exclusive rights for therapeutic purposes related to siRNAs**

Carnegie Institution of Washington	Double-stranded RNAs to induce RNAi	12/23/1997	A. Fire, C. Mello	U.S. 6,506,559, U.S. 7,560,438, U.S. 7,538,095, U.S. 7,622,633, U.S. 8,580,754, U.S. 8,283,329 & U.S. 9,102,939 Additional applications pending in the U.S. and several foreign jurisdictions	12/18/2018	Non-exclusive rights for therapeutic purposes

Medical College of Georgia Research Institute, Inc.	Methods for inhibiting gene expression using double-stranded RNA	1/28/1999	Y. Li, M. Farrell, M. Kirby	U.S. 7,888,325 & U.S. 8,148,345 AU 776150 (Australia) Additional applications pending in the U.S., Europe and Canada	1/28/2020	Exclusive rights

Alnylam	Small double-stranded RNAs as therapeutic products	1/30/1999	R. Kreutzer, S. Limmer

U.S. 7,763,590, U.S. 7,829,697 & U.S. 7,994,309

EP 1798285, EP 2363479, EP 1144623, EP 1214945 (revoked/under appeal), EP 1550719 (revoked/under appeal), CA 2359180 (Canada), AU 778474 (Australia), ZA 2001/5909 (South Africa), DE 20023125 U1, DE 10066235 & DE 10080167 (Germany)

Additional applications pending in the U.S. and several foreign jurisdictions

					1/29/2020	Owned

Alnylam	Medicament for inhibiting the expression of a target gene and medicament for treating a tumor disease	1/9/2001	R. Kreutzer, S. Limmer, H-P.Vornlocher, P. Hadwiger, A. Geick, M. Ocker, C. Herold, D. Schuppan	U.S. 7,868,160, U.S. 8,143,390 EP 1799270 & EP 1349927 (opposed and maintained in amended form)	1/9/2022	Owned

Alnylam	Method for inhibiting the expression of a wide variety of oncology target genes with double-stranded RNA between 15-49 nucleotides	1/9/2001	R. Kreutzer, S. Limmer, P. Hadwiger	U.S. 8,273,870, U.S. 8,546,143 & U.S. 9,074,213 EP 1352061 (opposed, maintained with no further right to appeal)	1/9/2022	Owned

Patent Licensor/Owner	Subject Matter	First Priority Date	Inventors	Status	Expiration Date*	Alnylam Rights
Alnylam	Composition and methods for inhibiting a target nucleic acid with double-stranded RNA	4/21/1999	C. Pachuk, C. Satishchandran	EP 1171586, AU 781598 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	4/19/2020	Owned

Cancer Research Technology Limited	RNAi uses in mammalian oocytes, preimplantation embryos and somatic cells	11/19/1999	M. Zernicka- Goetz, F. Wianny, M.J. Evans, D.M. Glover	EP 1230375 (revoked/under appeal), SG 89569 (Singapore), AU 774285 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	11/17/2020	Exclusive rights for therapeutic purposes

Massachusetts Institute of Technology, Whitehead Institute for Biomedical Research, Max Planck Gesellschaft, University of Massachusetts ***	Mediation of RNAi by small RNAs 21-23 base pairs long with claims directed to compositions, methods of use and manufacture	3/30/2000	D.P. Bartel, P.A. Sharp, T. Tuschl, P.D. Zamore

U.S. 8,790,922, U.S. 8,742,092, U.S. 8,632,997, U.S. 8,552,171, U.S. 8,420,391,

U.S. 8,394,628, U.S. 8,957,157, U.S. 9,012,138, U.S. 9,012,621 & U.S. 9,193,753

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

U.S. 7,056,704, U.S. 7,078,196, U.S. 8,329,463, U.S. 8,372,968, U.S. 8,362,231, U.S. 8,445,237, U.S. 8,765,930, U.S. 8,778,902, U.S. 8,796,016, U.S. 8,853,384, U.S. 8,895,721, U.S. 8,933,044, U.S. 8,895,718 & U.S. 8,993,745

EP 1407044 (opposed and maintained in amended form/under appeal), EP 1873259, EP 2348133, EP 2348134 & EP 2351852 (opposed), AU 2002235744 (Australia), ZA 2003/3929 (South Africa), SG 96891 (Singapore), NZ 52588 (New Zealand), JP 4 095 895 (opposed and maintained), JP 4 494 392 (Japan), RU 2322500 (Russia), CN 1568373 (China)

Additional applications pending in the U.S. and several foreign jurisdictions

					11/29/2021	Exclusive rights for therapeutic purposes****

Alnylam	Methods for inhibiting a target nucleic acid via the introduction of a vector encoding a double-stranded RNA	1/31/2001	T. Giordano, C. Pachuk, C. Satishchandran	U.S. 9,051,566 AU 785395 (Australia) Additional applications pending in the U.S., Australia and Canada	1/31/2021	Owned

Patent Licensor/Owner	Subject Matter	First Priority Date	Inventors	Status	Expiration Date*	Alnylam Rights
Stanford University	RNAi uses in vivo in mammalian liver	7/23/2001	M.A. Kay, A.P. McCaffrey	U.S. 9,018,179 EP 1409506, AU 2002326410 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	7/23/2021	Exclusive rights for therapeutic purposes

Alnylam	Claims directed to carbohydrate conjugates linked to siRNA	4/17/2003	M. Manoharan

U.S. 7,723,509, U.S. 7,745,608, U.S. 7,851,615, U.S. 8,017,762, U.S. 8,507,661, U.S. 8,344,125, U.S. 8,796,436, U.S. 8,865,677 & U.S. 8,426,377

Additional applications pending in the U.S. and several foreign jurisdictions

					9/21/2024	Owned

Alnylam	Claims directed to GalNAc-conjugated siRNA	12/13/2007	M. Manoharan	U.S. 8,106,022, U.S. 8,450,467 & U.S. 8,828,956 Additional applications pending in the U.S. and several foreign jurisdictions	2029	Owned

Sirna******	Claims directed to highly chemically modified oligonucleotides with granted claims directed to double-stranded RNA of between 18 and 24 nucleotides with various combinations of chemical modifications	2/20/2002	J. McSwiggen

U.S. 7,923,547, U.S. 7,956,176, U.S. 7,989,612, U.S. 8,232,383, U.S. 8,268,986, U.S. 8,236,944, U.S. 8,272,979, U.S. 8,273,866, U.S. 8,242,257, U.S. 8,618,277, U.S. 8,846,894, U.S. 8,648,185 & U.S. 9,181,551

EP 1423406 (opposed and maintained), EP 2287306 (opposed), EP 2278004 (opposed, opposition withdrawn), EP 1627061 & EP 1458741 (opposed, opposition withdrawn),

AU 2003216324, AU 2006203725, CA 2526831 (Canada), JP 49481631

Additional cases pending in the US and Europe

					2/20/2023- 2028	Owned

*	For applications filed after June 7, 1995, the patent term generally is 20 years from the earliest application filing date. However, under the Drug Price Competition and Patent Term Extension Act of 1984, known as the Hatch-Waxman Act, we may be able to apply for patent term extensions for our U.S. patents. We cannot predict whether or not any patent term extensions will be granted or the length of any patent term extension that might be granted.

**	We hold co-exclusive therapeutic rights with Ionis. However, Ionis has agreed not to license such rights to any third party, except in the context of a collaboration in which Ionis plays an active role.

***	We hold exclusive rights to the interest owned by three co-owners. The University of Massachusetts, or UMass, licensed its interest separately to Sirna. In March 2014, we acquired Sirna from Merck, thus we now hold exclusive rights.

****	We hold exclusive rights to the interest owned by all co-owners in the U.S. UMass had a right to sublicense the U.S. Tuschl II patent family to Merck but such right has been disclaimed by UMass.

*****	European Molecular Biology Laboratory, or EMBL, has a limited ownership interest in certain ex-US cases in this family with no rights to control or otherwise affect patent prosecution.

******	Sirna is our wholly-owned subsidiary.

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

We believe that the Crooke patent series, issued in several countries around the world, covers the use of modified oligonucleotides to achieve enzyme-mediated cleavage of a target mRNA. We have obtained rights to the Crooke patents for use with double-stranded RNA products, through a license agreement with Ionis. Under the terms of our agreement, Ionis agreed not to grant licenses under these patents to any other organization for double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Ionis plays an active role. Our agreement with Ionis was amended and restated in January 2015 to, among other things, extend the license for an additional five years, through April 2019.

Through our acquisition of Ribopharma AG, now known as Alnylam Europe, we own the entire Kreutzer-Limmer patent portfolio, which includes pending applications in the United States and many countries worldwide.

The Glover patent series has resulted in several patent grants, including in Europe (EP 1230375). We have an exclusive license to the Glover patent for therapeutic uses from CRT.

The Tuschl patent applications owned by Whitehead, the Massachusetts Institute of Technology, or MIT, UMass and Max Planck Gesellschaft zur Foerderung der Wissenschaften e.V. on the invention by Dr. Tuschl and his colleagues, which we call the Tuschl I patent series, cover compositions and methods important for RNAi discovery. We are the exclusive licensee of the Tuschl I patent series for RNAi therapeutics. The Tuschl patent applications owned by Max Planck Gesellschaft zur Foerderung der Wissenschaften e.V., Whitehead, MIT and UMass on the invention by Dr. Tuschl and his colleagues, which we call the Tuschl II patent series, cover what we believe are key structural features of siRNAs. Specifically, the Tuschl II patents and patent applications include claims directed to synthetic siRNAs and the use of chemical modifications to stabilize siRNAs. We have obtained an exclusive license to claims in the Tuschl II patent series uniquely covering the use of RNAi for therapeutic purposes. Collectively, the Tuschl I and II patent families cover a wide range of double-stranded RNA molecules including those unmodified and those comprising chemical modifications. Examples of those chemical modifications encompassed by the Tuschl claims include those modifications made in the ribose ring, e.g., at the 2’ position such as 2’-OMe, 2’-F or modifications such as those found in locked and unlocked (acyclic) nucleotides.

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

Intellectual Property Related to Chemical Modifications

Our amended and restated collaboration and license agreement with Ionis provided us with rights to practice the inventions covered by over 200 issued patents worldwide, as well as rights based on future chemistry patent applications through April 2014 for use with double-stranded RNA products. In January 2015, we entered into a second amended and restated agreement with Ionis to extend our rights to future chemistry applications through April 2019. These patents will expire both in and outside the United States generally between 2015 and 2035, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. These inventions cover chemical modifications we may wish to incorporate into double-stranded RNA therapeutic products designed to work through an RNAi mechanism. Under the terms of our agreement, Ionis agreed not to grant licenses under these patents to any other organization for double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Ionis plays an active role.

In addition to licensing these intellectual property rights from Ionis, we are also working to develop our own proprietary chemical modifications that may be incorporated into siRNAs to endow them with drug-like properties. We have filed a large number of patent applications relating to these novel and proprietary chemical modifications.

With the combination of the technology we have licensed from Ionis, various patents in the Tuschl II patent series and our own patent application filings, we possess issued claims that cover methods of making siRNAs that incorporate any of various chemical modifications, including the use of phosphorothioates, 2’-O-methyl and/or 2’-fluoro modifications and modifications such as those found in locked and unlocked (acyclic) nucleotides. These modifications are believed to be important for achieving “drug-like” properties for RNAi therapeutics. We hold exclusive worldwide rights to these claims for RNAi therapeutics.

In addition to the above, in March 2014, we acquired the RNAi assets from Merck, which included intellectual property developed at Sirna and Merck. The acquired patent portfolio includes the “McSwiggen” patent families with issued and pending claims covering highly chemically modified oligonucleotide compositions, both single- and double-stranded and independent of 5’ and 3’ architecture. A total of thirteen patents have granted in the United States with claims directed to various combinations of chemical modifications to double-stranded RNA of between 18 and 24 nucleotides. Notably, U.S. 8,273,866 was granted in September 2012 with significant patent term adjustment extending the expiration of this patent to mid-2028. EP423406 was granted in September 2010 with claims directed to double-stranded RNA of between 18 and 24 nucleotides with ten or more chemical modifications on the pyrimidine residues of the sense and/or antisense strand. As indicated in the chart above, four additional EP patents have granted with claims to various combinations of chemically modified compositions comprising double-stranded RNA of between 18 and 24 nucleotides and methods of making and using such combinations. In November 2015, U.S. 9,181,551 granted with claims directed to highly modified double-stranded RNA molecules comprising a ligand, with dependent claims wherein the ligand is chosen from a ligand for a cellular receptor, a protein localization sequence, an antibody, a nucleic acid aptamer, a vitamin, a co-factor, a phospholipid, a cholesterol, a polyamine, a galactose, a galactosamine, a folate, an N-acetyl-galactosamine (wherein the N-acetylgalactosamine is a mono-antennary, bi-antennary or a tri-antennary galactosamine). Additional dependent claims are directed to highly modified double-stranded RNA with modified nucleotides, including but not limited to unlocked (acyclic) and locked nucleotides.

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

In addition to the Sirna delivery technology, we have a license from UBC and Arbutus in the field of RNAi therapeutics to intellectual property covering cationic liposomes and their use to deliver nucleic acid to cells. The issued United States patents and foreign counterparts, including the Semple (U.S. Patent No 6,858,225) and Wheeler (U.S. Patent No. 6,815,432) patents, cover compositions, methods of making and methods of using cationic liposomes to deliver agents, such as nucleic acid molecules, to cells. These patents expire both in and outside the United States on October 30, 2017 and June 7, 2015, respectively, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available.

In addition, in April 2012, the USPTO granted U.S. Patent No. 8,158,601, covering composition of matter and formulations of the MC3 lipid, as well as methods of using these compositions and formulations. MC3 is being utilized in our patisiran development program. We assigned this patent, amongst other patents and patent applications relating to lipids and LNP technology, to Arbutus in connection with our November 2012 restructuring and cross-license agreement. We retain rights to use this intellectual property for the research, development and commercialization of RNAi therapeutic products, including the rights to sublicense this intellectual property on a product-by-product basis. A description of our 2012 restructuring and cross-license agreement with Arbutus is set forth above under “Strategic Alliances — Delivery-Related Licenses and Collaborations — Arbutus.”

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

Companies working on chemically synthesized siRNAs include Takeda, Kyowa Hakko Kirin, Marina Biotech, Inc., Arrowhead and its subsidiary, Calando Pharmaceuticals, Inc., or Calando, Quark Pharmaceuticals, Inc., or Quark, Silence Therapeutics plc, Arbutus, Sylentis, S.A.U., or Sylentis, Dicerna Pharmaceuticals, Inc., or Dicerna, Wave Life Sciences and Arcturus Therapeutics. Many of these companies have licensed our intellectual property. Benitec Ltd., or Benitec, is working on gene therapy approaches to RNAi therapeutics. Companies working on microRNA therapeutics include Regulus, Rosetta Genomics, Roche, through its acquisition in 2014 of Santaris Pharma A/S, miRagen Therapeutics, Inc., Mirna Therapeutics, Inc. and Asuragen, Inc.

Antisense technology uses short, single-stranded, DNA-like molecules to block mRNAs encoding specific proteins. While we believe that RNAi drugs may potentially have significant advantages over antisense oligonucleotides, or ASOs, including greater potency and specificity, others are developing ASO drugs that are currently at a more advanced stage of development than RNAi drugs. For example, Ionis has developed the ASO drugs, fomivirsen, which was approved by the FDA in 1998 for the treatment of cytomegalovirus retinitis, but is no longer available in the United States, and mipomersen, which was approved by the FDA for the treatment of patients with homozygous familial hypercholesterolemia, or HoFH. In addition, a number of other companies have ASO-based product candidates in various stages of pre-clinical and clinical development, including Roche, Celgene, Antisense Therapeutics, Ltd., Wave Life Sciences and Sarepta Therapeutics, Inc. Because of their later stage of development, ASOs, rather than siRNAs, may become the preferred technology for drugs that target mRNAs in order to turn off the activity of specific genes.

The competitive landscape continues to expand and we expect that additional companies will initiate programs focused on the development of RNAi therapeutic products using the approaches described above as well as potentially new approaches that may result in the more rapid development of RNAi therapeutics or more effective technologies for RNAi drug development or delivery.

Competing Drugs for Our Investigational RNAi Therapeutics in Clinical Development

TTR-Mediated Amyloidosis (ATTR Amyloidosis).    Until recently, organ transplantation was the only approved treatment option for patients with ATTR amyloidosis. Liver or combined heart/liver transplantations were the only available treatment options for FAP. Only a subset of FAP patients with early stage disease qualify for this costly and invasive procedure and, even following liver transplantation, the disease continues to progress for many patients, presumably due to wild-type TTR being deposited into preexisting fibrils. Moreover, there is a shortage of donors to provide healthy livers for transplantation. In November 2011, Pfizer received marketing approval from the EC for tafamidis for the treatment of transthyretin amyloidosis in adult patients with stage 1 symptomatic polyneuropathy to delay peripheral neurologic impairment. In June 2012, Pfizer received a complete response letter from the FDA requesting the completion of a second efficacy study to establish substantial evidence for effectiveness prior to approval. In September 2013, tafamidis was approved in Japan for the delay of peripheral neurologic impairment in patients with TTR familial amyloid polyneuropathy, and has been approved in other countries as well, including Mexico and Argentina. Tafamidis is intended to stabilize wild-type and variant TTR, to prevent dissociation of the TTR protein and thereby inhibit the formation of TTR oligomers and amyloid fibrils.

The only currently available treatments for FAC are aimed at relief of symptoms, such as diuretics, or water pills, to treat the swelling of the ankles, one of the symptoms of FAC. For patients with advanced cardiomyopathy (FAC and SSA), heart transplant is a therapeutic option. Again, the scarcity of organs for transplantation, and the mortality, morbidity and cost associated with this procedure render it a realistic option for only a very small number of patients. In December 2013, Pfizer initiated a Phase 3 clinical trial of tafamidis in patients with ATTR amyloidosis with cardiomyopathy. The study completed enrollment with 400 patients in 2015 and is evaluating two dose levels, with a 30-month treatment duration for each patient.

Several drugs are in clinical development for the treatment of ATTR amyloidosis. Researchers at Boston University, in collaboration with the National Institute of Neurological Disorders and Stroke, conducted a Phase 2/3 clinical trial for diflunisal for the treatment of FAP. Diflunisal is a commercially available non-steroidal anti-inflammatory agent that has been found to stabilize TTR in vitro. This clinical trial concluded that the use of diflunisal compared with placebo for two years reduced the rate of progression of neurological impairment and preserved quality of life. As published, the discontinuation rate was high in this clinical trial in both treatment arms (approximately 50% overall) and the majority of patients continued to deteriorate, including patients on diflunisal. Furthermore, the safety profile of this drug and its known adverse effects, particularly on the kidney and heart, could likely limit the potential use of it in this disease.

In addition, Ionis, together with its partner GlaxoSmithKline, is developing IONIS-TTRRx, an ASO designed to treat all forms of ATTR amyloidosis, FAP, FAC, and wild-type TTR amyloidosis. IONIS-TTRRx is currently administered as a single, subcutaneous injection, once-weekly for all indications. Ionis has completed enrollment in a Phase 3 clinical trial of IONIS-TTRRx in FAP and has announced an investigator-sponsored Phase 2 trial of IONIS-TTRRx in FAC patients. Ionis has announced that IONIS-TTRRx was granted orphan drug designation with fast track status by the FDA for the treatment of patients with FAP and orphan drug designation by the COMP of the EMA for the treatment of patients with ATTR amyloidosis.

Finally, SOM Biotech is developing a small molecule repurposed generic drug, SOM0226, for the treatment of ATTR amyloidosis. SOM0226 has completed a Phase 1/2 trial in ATTR amyloidosis patients and healthy volunteers.

Hemophilia.    The global market for treatments of hemophilia and bleeding disorders is valued at more than $9.0 billion. Products on the market include: Factor VIII replacement products marketed by Baxalta Incorporated, Bayer Healthcare Pharmaceuticals, Pfizer, CSL Behring, Biogen Idec and others; Factor IX replacement products marketed by Pfizer, Baxalta, Biogen Idec, CSL Behring and others; a Factor VIIa replacement product marketed by Novo Nordisk; activated prothrombin complex concentrate marketed by Baxalta; and concentrated products for fibrinogen, FII, FX and FXI deficiencies.

A number of products are currently in development for the treatment of hemophilia. Many manufacturers are developing extended half-life factor therapies, some of which have been approved and others which will be on the market in the near future. These products may extend the time between intravenous doses, providing a more convenient treatment to people with hemophilia.

A particular segment of people with hemophilia develop neutralizing antibodies, referred to as inhibitors, to replacement factors. Generally speaking, these individuals are not able to be managed with standard replacement factor therapy and must be treated with recombinant Factor VIIa, or FEIBA, to control bleeds. FEIBA is an activated prothrombin complex concentrate marketed by Baxalta. It is approved for both routine prophylaxis and acute treatment of bleeds in people with hemophilia in both the United States and the EU.

Molecules currently in development may offer new treatments for people with HA and HB, with and without inhibitors. Roche is developing a bi-specific antibody (emicizumab or ACE910) which binds to factors IXa and X and mimics the Factor VIII cofactor function in people with HA. This product has completed a Phase 1 clinical trial and has been shown to reduce the incidence of bleeding events in people with hemophilia with and without inhibitors. Roche initiated a Phase 3 study of emicizumab in people with HA with inhibitors in late 2015 and plans to initiate a Phase 3 study of emicizumab in people with HA without inhibitors by the end of 2016. Novo Nordisk is developing concizumab, a monoclonal antibody against a tissue factor pathway inhibitor, or TFPI, for the treatment of HA and HB, currently in Phase 1 clinical trials. Bayer is developing BAY-1093884, a monoclonal antibody against TFPI. BAY-1093884 began a Phase 1 clinical trial in October 2015. Baxalta also has a pre-clinical development program which targets tissue factor pathway inhibitors.

A number of companies are actively developing gene therapy products which use a virus to deliver a functional segment of a particular gene into the cells of the person with hemophilia. In 2013, BioMarin Pharmaceutical Inc. licensed technology from University College London and St. Jude Children’s Research Hospital to develop gene therapy products for the treatment of HA. In 2014, Baxter acquired Chatham Therapeutics, which was developing a gene therapy product, BAX355, for the treatment of HB. BAX355 is currently in Phase 1/2 clinical trials. In 2014, Bayer partnered with Dimension Therapeutics to develop a gene therapy product for the treatment of HA. Dimension is also developing a gene therapy product, DTX101, for the treatment of HB. In January 2016, Dimension initiated a Phase 1/2 clinical trial with DTX101. In addition, UniQure is developing AMT060, a gene therapy product for the treatment HB. In March 2015, UniQure began a Phase 1/2 clinical trial of AMT-060.

Complement-Mediated Diseases.    The global market for drugs that specifically target complement-mediated diseases is significant. The only product in this market is eculizumab, a monoclonal antibody developed by Alexion Pharmaceuticals that inhibits the cleavage of the protein complement component 5 (C5) into its components C5a and C5b. In 2007, eculizumab was approved by the FDA and the EC to treat PNH. In 2011, eculizumab was approved by the FDA and EC to treat aHUS, a systemic disease cause by chronic uncontrolled activation of the complement system. Eculizumab is also currently being studied in a number of other diseases that are believed to be complement-mediated including: neuromyelitis optica, myasthenia gravis, antibody-mediated rejection and delayed graft function.

A number of products are in development for the treatment of complement-mediated diseases. Alexion has disclosed the development of a number of pipeline programs to treat complement-mediated diseases. In 2015, Alexion began a Phase 1 trial for ALXN 1210, a monoclonal antibody targeting C5 which is designed to have an extended half-life. Alexion has also initiated an open-label Phase 2 study of ALXN 1210 in PNH patients. Swedish Orphan Biovitrium, or SOBI, is developing SOBI002, an antibody to inhibit C5. In 2014, the Phase 1 trial for SOBI002 was placed on hold when adverse effects were observed in the study. SOBI has disclosed the development of a follow-on program which is expected to begin human clinical trials in 2018. Shire is conducting Phase 1 trials of a plasma-derived C1 esterase inhibitor for the treatment of PNH and acute neuromyelitis optica that is currently approved for the prevention of hereditary angioedema attacks. Apellis Pharmaceuticals is developing APL-2, a subcutaneously administered analogue of compstatin which inhibits complement component 3, or C3. A Phase 1 trial for APL-2 began in October 2014 and is ongoing. Akari Therapeutics PLC is developing coversin, a complement C5 inhibitor, for the treatment of PNH. Coversin began a Phase 2 study in September of 2015. Ra Pharma is developing RA101495, a cyclic peptide inhibitor of complement C5. RA101495 began a Phase 1 study in December of 2015. True North Therapeutics is developing TNT-009, a complement C1s inhibitor for a variety of complement-mediated diseases, including cold agglutinin disease and warm autoimmune hemolytic anemia. TNT-009 began a Phase 1 clinical trial in July 2015. Achillion Pharmaceuticals, Inc. is developing ACH-4471, a small molecule inhibitor of complement factor D for the treatment of PNH and other ultra-rare diseases, that is expected to begin Phase 1 clinical trials in 2016. Amyndas Pharmaceuticals is developing AMY-101, a peptidic C3 inhibitor for the treatment of PNH and ABOi kidney transplant rejection. Phase 1 clinical trials are expected to begin in 2016.

Acute Hepatic Porphyrias.    The global market for AHP is made up of intravenous hemin in the United States and intravenous heme arginate in the EC. Both products are currently manufactured by Recordati S.p.A. These human-derived blood products have been shown to reduce the duration of porphyria attacks.

In addition to heme, the AIPGENE consortium, a European collaboration which included industry sponsors UniQure and Digna Biotech, is developing AMT-021, a gene therapy product for the treatment of AIP. In 2014, the consortium released one-year follow-up data on the AMT-021 which confirmed the safety and the successful transduction of the virus. In 2015, data reported from this study showed good tolerability following dosing with AAV-PBGD but no ALA/PBG lowering in the Phase 1 study in eight patients. All patients enrolled developed antibodies to the vector that prevented them from re-dosing at higher dose levels. Additionally, the AIPGENE consortium has reported pre-clinical work on the development of next generation vectors.

Alpha-1 Antitrypsin Deficiency.    Though a number of products have been developed and commercialized for the treatment of lung disease associated with AAT deficiency, there are currently no marketed treatments for AAT deficiency-associated liver disease outside of supportive care and liver transplant.

Several products, including products using RNAi, are in development for the treatment of AAT deficiency-associated liver disease. Arrowhead is currently conducting a Phase 1 trial of ARC-AAT, an siRNA designed to reduce the production of AAT in the liver. In addition, the University of Pittsburgh is evaluating the efficacy and safety of the approved anticonvulsant carbamazepine as a treatment for AAT deficiency-associated liver disease in a Phase 2 trial.

Hypercholesterolemia.    The current standard of care for patients with hypercholesterolemia includes the use of several agents. Front line therapy consists of HMG CoA reductase inhibitors, commonly known as statins, which block production of cholesterol by the liver and increase clearance of LDL-C from the bloodstream. These include atorvastatin, simvastatin, rosuvastatin and pravastatin. A different class of compounds, which includes ezetimibe and ezetimibe/simvastatin, function by blocking cholesterol uptake from the diet and are utilized on their own or in combination with statins. Aegerion Pharmaceuticals, Inc. is marketing lomitapide, an microsomal triglyceride protein, or MTP, inhibitor for the treatment of dyslipidemia, in the United States and the EU for use in patients with HoFH.

In addition, mipomersen, a lipid-lowering weekly-injectable drug targeting apolipoprotein B-100, was developed by Ionis in collaboration with Sanofi Genzyme. In July 2011, Sanofi Genzyme submitted an MAA for mipomersen in Europe. In December 2012, the Committee for Medicinal Products for Human Use, or CHMP, recommended against approval of the drug in Europe for familial hypercholesterolemia. In January 2013, the FDA approved mipomersen for the treatment of patients with HoFH. In January 2016, Ionis disclosed that it had terminated its collaboration with Sanofi Genzyme.

In 2015, two anti-PCSK9 antibodies were approved for the treatment of hypercholesterolemia in the United States and Europe, alirocumab, developed by Regeneron Pharmaceuticals, Inc., in collaboration with Sanofi, and evolocumab, developed by Amgen Inc.

We are also aware of ongoing programs at Pfizer and other companies to develop anti-PCSK9 molecules, and we are aware of several additional similar compounds in advanced pre-clinical development.

In addition, Esperion Therapeutics is developing bempedoic acid (ETC-1002), a small molecule drug which is both an ATP citrate lyase inhibitor and an activator of AMP kinase. In a Phase 2 trial in patients with hypercholesterolemia with or without statin intolerance, patients taking ETC-1002 had a 30% reduction in LDL-C compared with baseline. In January 2016, Esperion announced the initiation of a Phase 3 clinical program to test the safety and efficacy of ETC-1002 in patients with hyperlipidemia whose LDL-C is not adequately controlled with low- and moderate-dose statins.

Other Competition

Finally, for many of the diseases that are the subject of our RNAi therapeutics pre-clinical development and discovery programs, there are already drugs on the market or in development. For example, with respect to ALN-HBV, oral nucleoside/nucleotide analogues have demonstrated the ability to potently inhibit HBV replication and suppress levels of HBV DNA in patients with HBV and are approved for the treatment of these patients in the United States, Europe and other countries. In addition, a large number of novel agents, including agents using chemically synthesized siRNA, are currently in development for the treatment of patients with HBV. However, notwithstanding the availability of existing drugs or drug candidates, we believe there currently exists sufficient unmet medical need to warrant the advancement of our investigational RNAi therapeutic programs.

Regulatory Matters

U.S. Regulatory Considerations

The research, testing, manufacture and marketing of drug products and their delivery systems are extensively regulated in the United States and the rest of the world. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or FDCA, and other federal and state statutes and regulations govern, among other things, the research, development, testing, approval, manufacture, storage, record keeping, reporting, packaging, labeling, promotion and advertising, marketing and distribution of drug products. Failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially-imposed sanctions and the inability to obtain or maintain required approvals to test or market drug products. These sanctions could include, among other things, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, clinical holds, injunctions, fines, civil penalties or criminal prosecution.

The steps ordinarily required before a new drug product may be marketed in the United States include nonclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an IND, which must become effective prior to commencement of clinical testing, approval by an institutional review board, or IRB, at each clinical site before each trial may be initiated, completion of adequate and well-controlled clinical trials to establish that the drug product is safe and effective for the indication for which FDA approval is sought, submission to the FDA of an NDA, review and recommendation by an advisory committee of independent experts (particularly for new chemical entities), satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements, satisfactory completion of an FDA inspection of the major investigational sites to ensure data integrity and assess compliance with good clinical practice, or GCP, requirements and FDA review and approval of the NDA. Satisfaction of FDA pre-market approval requirements typically takes several years, but may vary substantially depending upon the complexity of the product and the nature of the disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on a company’s activities. Success in early stage clinical trials does not necessarily assure success in later stage clinical trials. Data obtained from clinical activities, including but not limited to the data derived from our clinical trials for patisiran, revusiran, fitusiran,

ALN-CC5, ALN-AS1 and ALN-PCSsc, is not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

Clinical Trials.

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

If Phase 2 clinical trials demonstrate that a drug may be effective and the risks are considered acceptable given the observed efficacy of the drug and the severity of the illness, Phase 3 clinical trials may be undertaken to further evaluate the drug’s clinical efficacy, side effects, and safety in an expanded patient population, typically at geographically dispersed clinical trial sites, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. Phase 1, Phase 2 or Phase 3 testing of any drug candidates may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States. The FDA may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the subject. An IRB or a clinical trial sponsor also may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional clinical trials be conducted as a condition to product approval. Finally, sponsors are required to publicly disseminate information about certain ongoing and completed clinical trials on a government website administered by the National Institutes of Health, or NIH, and are subject to civil monetary penalties and other civil and criminal sanctions for failing to meet these obligations. After successful completion of the required clinical testing, as well as nonclinical testing and manufacturing requirements, generally an NDA is prepared and submitted to the FDA.

New Drug Applications (NDA).

We believe that any RNAi product candidate we develop, whether for the treatment of ATTR amyloidosis, hemophilia and RBD, complement mediated diseases, hypercholesterolemia or the various indications targeted in our development or nonclinical discovery programs, will be regulated as a new drug by the FDA. FDA approval of an NDA is required before marketing of a new drug may begin in the United States. The NDA must include the results of extensive nonclinical, clinical and other testing, as described above, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, proposed labeling and other information. In addition, an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations, and support dosing and administration for each pediatric subpopulation for which the drug is shown to be safe and effective. In some circumstances, the FDA may grant deferrals for the submission of some or all pediatric data, or full or partial waivers.

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2016, the user fee for each NDA application requiring clinical data, is approximately $2.37 million. PDUFA also imposes an annual product fee for drugs, and an annual establishment fee on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Once an NDA is approved, a product will be subject to certain post-approval requirements, including requirements for AE reporting, submission of periodic reports, recordkeeping, product sampling and distribution.

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

Abbreviated New Drug Applications (ANDA).

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

Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains a previously approved active ingredient but is approved in, among other things, a new dosage, dosage form, route of administration or combination, or for a new use, if the FDA determines that new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for generic versions of the original, unmodified drug product. Federal law also provides a period of up to five years exclusivity following approval of a drug containing no previously approved active moiety, which is the molecule or ion responsible for the action of the drug substance, during which ANDAs and 505(b)(2) applications referencing the protected listed drug cannot be submitted unless the submission accompanies a challenge to a listed patent, in which case the submission may be made four years following the original product approval. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, also collectively referred to as the PPACA or the Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the Public Health Service Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated licensure pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated licensure pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after licensure if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been granted licensure if a lawsuit is ongoing within the 42-month period.

Orphan Drug Designation (ODD).

Under the Orphan Drug Act, the FDA may grant ODD to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. ODD must be requested before submitting an NDA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. We intend to request ODD designation for our product candidates, if applicable. For example, the FDA has granted ODD for patisiran as a therapeutic for the treatment of FAP and for fitusiran as a therapeutic for hemophilia.

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

Pediatric Study Plans.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency or reviewing courts in ways that may significantly affect our business and development of our product candidates and any products that we may commercialize. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations will be changed, or what the impact of any such changes may be. Federal budget uncertainties or spending reductions may reduce the capabilities of the FDA, extend the duration of required regulatory reviews, and reduce the availability of clinical research grants.

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

Fast Track Program.

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biological product may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product, but ideally no later than the pre-NDA or –BLA meeting. Notable to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. We intend to request Fast Track designation for our product candidates, if applicable. For example, the FDA granted Fast Track designation to patisiran for the treatment of FAP.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious condition and has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity that is reasonably likely to predict an effect on irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Breakthrough Therapy Designation.

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

Pharmaceutical Coverage, Pricing and Reimbursement.

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

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of drug products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate systems under which products may be marketed only after a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to set their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country.

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

In March 2010, the PPACA was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

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

•

In order for a drug product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

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

•

Effective in 2012, PPACA required certain manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers were required to begin tracking this information in 2013 and to report this information to CMS beginning in 2014.

•

As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain drug products.

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

EU Regulatory Considerations

In the EU medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels.

Clinical Trials.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCP. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect in October 2018, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.

The sponsor of a clinical trial must register the clinical trial in advance, and information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial will be made public as part of the registration. The results of the clinical trial must be submitted to the competent authorities and, with the exception of non-pediatric Phase 1 trials, will be made public at the latest within 12 months after the end of the trial.

During the development of a medicinal product, the EMA and national medicines regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.

Marketing Authorizations.

After completion of the required clinical testing, we must obtain a marketing authorization before we may place a medicinal product on the market in the EU. There are various application procedures available, depending on the type of product involved. All application procedures require an application in the common technical document, or CTD, format, which includes the submission of detailed information about the manufacturing and quality of the product, and non-clinical and clinical trial information. There is an increasing trend in the EU towards greater transparency and, while the manufacturing or quality information is currently generally protected as confidential information, the EMA and national regulatory authorities are now liable to disclose much of the non-clinical and clinical information in marketing authorization dossiers, including the full clinical study reports, in response to freedom of information requests after the marketing authorization has been granted. In October 2014, the EMA adopted a policy under which clinical study reports would be posted on the agency’s website following the grant, denial or withdrawal of a marketing authorization application, subject to procedures for limited redactions and protection against unfair commercial use. A similar requirement is contained in the new Regulation on Clinical Trials that is currently expected to take effect in October 2018.

The centralized procedure gives rise to marketing authorizations that are valid throughout the EU and, by extension (after national implementing decisions), in Norway, Iceland and Liechtenstein, which, together with the EU member states, comprise the European Economic Area, or EEA. Applicants file MAAs with the EMA, where they are reviewed by a relevant scientific committee, in most cases the CHMP. The EMA forwards CHMP opinions to the EC, which uses them as the basis for deciding whether to grant a marketing authorization. The centralized procedure is compulsory for medicinal products that (1) are derived from biotechnology processes, (2) contain a new active substance (not yet approved on 20 November 2005) indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, (3) are orphan medicinal products or (4) are ATMPS, such as gene or cell therapy medicines. For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance (not yet approved on 20 November 2005), (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or (iii) if its authorization under the centralized procedure would be in the interest of public health.

For those medicinal products for which the centralized procedure is not available, the applicant must submit marketing authorization applications to the national medicines regulators through one of three procedures: (1) a national procedure, which results in a marketing authorization in a single EU member state; (2) the decentralized procedure, in which applications are submitted simultaneously in two or more EU member states; and (3) the mutual recognition procedure, which must be used if the product has already been authorized in at least one other EU member state, and in which the EU member states are required to grant an authorization recognizing the existing authorization in the other EU member state, unless they identify a serious risk to public health. A national procedure is only possible for one member state; as soon as an application is submitted in a second member state the mutual recognition or decentralized procedure will be triggered.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g. heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days.

Data Exclusivity.

MAAs for generic medicinal products do not need to include the results of pre-clinical and clinical trials, but instead can refer to the data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. If a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate pre-clinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products.

The EMA’s COMP may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the EC adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of a marketing authorization application and orphan status may be withdrawn at that stage if it no longer fulfills the orphan criteria (for instance because in the meantime a new product was approved for the indication and no convincing data are available to demonstrate a significant benefit over that product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization. During this period, the competent authorities may not accept or approve any similar medicinal product, unless it offers a significant clinical benefit. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Post-Approval Controls.

The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new marketing authorization applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Manufacturing.

Medicinal products may only be manufactured in the EU, or imported into the EU from another country, by the holder of a manufacturing authorization from the competent national authority. The manufacturer or importer must have a qualified person, or QP, who is responsible for certifying that each batch of product has been manufactured in accordance with EU standards of cGMP before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with cGMP.

Pricing and Reimbursement.

Governments influence the price of medicinal products in the EU through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Foreign Regulation of New Drug Compounds

In addition to regulations in the United States and the EU, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in all or most foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a CTA, much like the IND prior to the commencement of human clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. Similarly, all clinical trials in Australia require, among other things, review and approval of clinical trial proposals by an ethics committee, which provides a combined ethical and scientific review process.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP, which have their origin in the World Medical Association’s Declaration of Helsinki, the applicable regulatory requirements, and guidelines developed by the ICH for GCP practices in clinical trials.

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

Manufacturing

To date, we have manufactured only limited supplies of drug substance for use in IND-enabling toxicology studies in animals at our own facility and have contracted with several third-party contract manufacturing organizations for the supply of drug substance and finished product to meet our testing needs for pre-clinical toxicology and clinical testing. We expect to continue to rely on third-party contract manufacturing organizations for the supply of drug substance and certain drug product, including siRNAs and siRNA conjugates, for our product candidates for at least the next several years. During 2015, we amended our manufacturing agreement with Agilent Technologies, Inc., or Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future, over an initial term of four years. We are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order. Agilent is required to reserve sufficient capacity to ensure that it can supply products in the amounts specified under such firm orders, as well as up to a certain percentage of the remaining, non-binding portions of each forecast. Subject to any conflicting obligations under our third-party agreements, we have also agreed to negotiate in good faith to enter into a separate commercial manufacturing supply agreement with Agilent for certain products, consistent with certain specified terms, including a specified minimum purchase commitment. In February 2016, we entered into an agreement with 20 Commerce LLC to purchase a parcel of land in Norton, Massachusetts. We plan to construct a manufacturing facility at this site for drug substance, including siRNAs and siRNA conjugates, for human clinical and commercial use.

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

We believe we have sufficient manufacturing capacity through our third-party contract manufacturers and our current internal cGMP manufacturing facility to meet our current research, clinical and early-stage commercial needs. We believe that the supply capacity we have established externally, together with the internal capacity we developed to support pre-clinical trials, our existing facility for patisiran formulated bulk drug product and the new facility we are planning to construct, will be sufficient to meet our anticipated needs for the next several years. We monitor the capacity availability for the manufacture of drug substance and drug product and believe that our supply agreements with our contract manufactures and the lead times for new supply agreements would allow us to access additional capacity to meet our currently anticipated needs. We also believe that our products can be manufactured at a scale and with production and procurement efficiencies that will result in commercially competitive costs.

Scientific Advisors

We seek advice from our scientific advisory board, which consists of a number of leading scientists and physicians, on scientific and medical matters. Our scientific advisory board meets regularly to assess:

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.

The current members of our scientific advisory board are:

Name	Position/Institutional Affiliation
Dennis A. Ausiello, M.D.	Director/Center for Assessment Technology and Continuous Health (CATCH); Jackson Distinguished Professor of Clinical Medicine/Harvard Medical School; Physician-in-Chief Emeritus/Massachusetts General Hospital
David P. Bartel, Ph.D.	Member/Whitehead Institute for Biomedical Research; Professor/Massachusetts Institute of Technology; Investigator/Howard Hughes Medical Institute
Nancy J. Brown, M.D.	Professor of Medicine and Pharmacology, Hugh J. Morgan Chair of the Department of Medicine/Vanderbilt University School of Medicine
Robert S. Langer, Ph.D.	Institute Professor/Massachusetts Institute of Technology
Judy Lieberman, M.D., Ph.D.	Senior Investigator/Immune Disease Institute — Harvard Medical School; Professor/Harvard Medical School; Chair in Cellular and Molecular Medicine/Boston Children’s Hospital
Muthiah Manoharan, Ph.D.	Senior Vice President, Innovation Chemistry and Distinguished Scientist/Alnylam Pharmaceuticals, Inc.
Paul R. Schimmel, Ph.D.	Ernest and Jean Hahn Professor/Skaggs Institute for Chemical Biology, The Scripps Research Institute
Phillip A. Sharp, Ph.D.	Institute Professor/The Koch Institute for Integrative Cancer Research, Massachusetts Institute of Technology
Daniel J. Rader, M.D.	Professor of Molecular Medicine and Chief, Division of Translational Medicine and Human Genetics/Perelman School of Medicine, University of Pennsylvania
Markus Stoffel, M.D., Ph.D.	Professor/Institute of Molecular Systems Biology, Swiss Federal Institute of Technology (ETH) Zurich
Thomas H. Tuschl, Ph.D.	Professor/Rockefeller University; Investigator/Howard Hughes Medical Institute
Phillip D. Zamore, Ph.D.

Gretchen Stone Cook Professor/University of Massachusetts Medical School;

Co-Director/RNA Therapeutics Institute, University of Massachusetts Medical School; Investigator/Howard Hughes Medical Institute

Employees

At January 29, 2016, we had 369 employees, 317 of whom were engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Financial Information About Geographic Areas

See the section entitled “Segment Information” appearing in Note 2 to our consolidated financial statements for financial information about geographic areas. The Notes to our consolidated financial statements are contained in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Corporate Information

Alnylam Pharmaceuticals, Inc. is a Delaware corporation that was formed in May 2003. Alnylam U.S., Inc., one of our wholly owned subsidiaries, is also a Delaware corporation that was formed in June 2002 as our initial corporate entity. In July 2003, we acquired Ribopharma AG (now called Alnylam Europe AG and one of our wholly owned subsidiaries), which was incorporated in Germany in June 2000. Our principal executive office is located at 300 Third Street, Cambridge, Massachusetts 02142, and our telephone number is (617) 551-8200.

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

Executive Officers of the Registrant

Set forth below is information about our executive officers, as of December 31, 2015.

Name	Age	Position
John M. Maraganore, Ph.D	53	Chief Executive Officer and Director
Barry E. Greene	52	President and Chief Operating Officer
Akshay K. Vaishnaw, M.D., Ph.D.	53	Executive Vice President and Chief Medical Officer
David-Alexandre Gros, M.D.	43	Senior Vice President and Chief Business Officer
Laurie B. Keating	61	Senior Vice President, General Counsel and Secretary
Michael P. Mason	41	Vice President of Finance and Treasurer

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

David-Alexandre Gros, M.D. has served as our Senior Vice President and Chief Business Officer since June 2015. Prior to joining Alnylam, Dr. Gros served as Executive Vice President and Chief Strategy Officer at Sanofi SA, from September 2011 to June 2015, where he was a member of the Executive Committee and the Global Leadership Team. Prior to Sanofi, he held positions of increasing responsibility in investment banking at Centerview Partners from 2009 to July 2011 and Merrill Lynch from 2006 to 2009, and in management consulting at McKinsey & Company prior to that time.

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

We have experienced significant operating losses since our inception. At December 31, 2015, we had an accumulated deficit of $1.25 billion. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues in the foreseeable future. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to secure or maintain these alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, under our shelf registration statement or otherwise, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Sanofi Genzyme provides Sanofi Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Sanofi Genzyme owns less than 7.5% of our outstanding common stock, subject to certain additional limited rights of Sanofi Genzyme to maintain its ownership percentage. In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock. In January 2015, Sanofi Genzyme also exercised its right to purchase 196,251 shares based on its 2014 compensation-related right and its right to purchase 744,566 shares in connection with our public offering. In February 2016, Genzyme purchased an additional 205,030 shares based on its 2015 compensation-related right. These purchases allowed Sanofi Genzyme to maintain its ownership level of approximately 12% of our outstanding common stock. While the exercise of these rights by Sanofi Genzyme has provided us with an additional $126.3 million in cash to date, and while we expect the exercise of these rights by Sanofi Genzyme in the future will provide us with further additional cash, these exercises caused, and any future exercise of these rights by Sanofi Genzyme will also cause further, dilution to our stockholders. Debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets.

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

At December 31, 2015, we had $1.28 billion in cash, cash equivalents and fixed income marketable securities, excluding our investment in equity securities of Regulus. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We do not currently have any capability for sales or distribution and have early capability for marketing and market access, and limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in North America and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products principally in territories outside of North America and Western Europe, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights in the United States and EU. We currently have a global alliance with MDCO to advance our ALN-PCS program.

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Sanofi Genzyme for the development and commercialization of patisiran, revusiran, fitusiran and potentially other of our Genetic Medicine programs in territories outside of North America and Western Europe under the 2014 Sanofi Genzyme collaboration, and (ii) MDCO for all future development and commercialization of ALN-PCSsc worldwide. If Sanofi Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience under certain circumstances. For example, our agreement with MDCO relating to the development and commercialization of ALN-PCSsc worldwide may be terminated by MDCO at any time upon four months’ prior written notice. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop internal sales, distribution and marketing capabilities, which would require us to invest significant amounts of financial and management resources.

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop sales and marketing capabilities outside of the United States and EU, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Arbutus regarding the achievement by Arbutus of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015 and we now expect a decision from the arbitration panel during the first quarter of 2016.

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

We have very limited manufacturing experience. In order to develop our product candidates, apply for regulatory approvals and commercialize our products, if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under cGMP standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran for late-stage clinical trial use and commercial supply. In addition, in February 2016, we announced the purchase of a parcel of land in Norton, Massachusetts, where we intend to construct a cGMP manufacturing facility for clinical and commercial drug substance.

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and finished product we will require for any clinical trials that we initiate. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a few contract manufacturers for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing agreement with Agilent to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and contamination during the manufacturing process, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as additional expense to us. To fulfill our siRNA requirements, we may need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. We recently announced our intention to develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates for human clinical and commercial use.

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

Given the limited number of suppliers for our delivery technology and drug substance, we have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical use and early commercial supply. During 2015, we scaled our cGMP manufacturing capacity for patisiran and believe we should have adequate resources to supply our commercial needs and, as noted above, have recently announced our intention to develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates for human clinical and commercial use. In developing these manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. In addition, the construction and qualification of our drug substance facility is expected to take several years to complete. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers of patisiran formulated bulk drug product and drug substance, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

We have no sales or distribution experience and only early capabilities for marketing and market access. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize the majority of our products on our own in the United States and EU, and accordingly, we will need to develop internal sales, distribution and marketing capabilities as part of our core product strategy, which will require significant financial and management resources. For our Genetic Medicine programs where we will perform sales, marketing and distribution functions ourselves in North America and Western Europe, and for future Cardio-Metabolic and Hepatic Infectious Disease products we successfully develop where we intend to retain significant product development and commercialization rights in the United States and EU, we could face a number of additional risks, including:

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have multiple programs in clinical development, including two programs in Phase 3 clinical trials, as well as several earlier stage clinical programs However, we may not be able to further advance these or any other product candidate through clinical trials.

If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, during 2015, we announced updated results from our Phase 1 clinical trial of fitusiran, including initial clinical data on a small number of people with hemophilia. Although the initial clinical data from this trial are encouraging, the data are preliminary in nature, based on a limited number of subjects and the fitusiran Phase 1 study is not complete. These data, or other positive data, may not continue for these subjects or occur for any future subjects in this study, and may not be repeated or observed in any future studies. There can be no assurance that this study will ultimately be successful or support further clinical advancement of this product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, patisiran, revusiran, fitusiran and our other product candidates each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective. In May 2014, we reported the first human study results for our ESC-GalNAc conjugate technology, which enables subcutaneous dosing with increased potency, durability and a wide therapeutic index. While these initial clinical results of fitusiran demonstrated a greater than 50-fold potency improvement with ESC-GalNAc conjugates relative to standard template chemistry conjugates, we cannot assure you that we will see similar results with other clinical candidates.

In addition, we, the FDA or other applicable regulatory authorities, or an IRB or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on healthy volunteer subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In our patisiran Phase 2 OLE study in FAP patients, based on 18-month data reported from 20 FAP patients as of the data cutoff on September 22, 2015, the most common drug-related or possibly drug-related AEs were flushing and infusion-related reactions, which were both mild in severity and did not result in any discontinuations. The most common AE in our revusiran Phase 2 study was ISRs. The next most common adverse event in our Phase 2 study of revusiran was a low incidence of transient mild liver function test changes that, in all cases, resolved without discontinuing therapy. We recently reported initial data from our revusiran Phase 2 OLE study for 18 patients who had reached the six-month endpoint as of the data transfer date of October 12, 2015. SAEs were observed in eight patients, including one death due to infiltrative cardiomyopathy; none of these SAEs were deemed to be related to the study drug. The majority of the AEs were mild or moderate in severity; ISRs were reported in 11 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of October 12, 2015. The occurrence of AEs can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, nonclinical testing and the clinical trial process that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

•

our nonclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical testing or clinical trials, or we may abandon projects that we expect to be promising;

•

delays in filing IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	conditions imposed on us by an IRB, or the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in engaging IRBs to oversee clinical trials or problems in obtaining or maintaining IRB approval of trials;

•	delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;

•	inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	poor or disappointing effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or records of any clinical or nonclinical investigation;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other regulatory approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Any analysis we perform of data from nonclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we could be required to adopt a similar plan, known as a RMP, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

The manufacturer and manufacturing facilities we use to make our product candidates, including our Cambridge facility, our future Norton facility and Agilent, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. To date, our Cambridge manufacturing facility has not been subject to an inspection by any regulatory authority. The discovery of any new or previously unknown problems with us or our third-party manufacturers, or our or their manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran for Phase 3 clinical and commercial use. In addition, in February 2016, we announced the purchase of a parcel of land in Norton, Massachusetts, where we intend to construct a cGMP manufacturing facility for clinical and commercial drug substance. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

•

the U.S. federal Open Payments requirements were implemented by CMS pursuant to the PPACA, also referred to as the Affordable Care Act. Under the National Physician Payment Transparency Program, manufacturers of medical devices, biological products and drugs covered by Medicare, Medicaid and Children’s Health Insurance Programs report all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals; and

•

state and foreign laws comparable to each of the above federal laws, including in the EU laws prohibiting giving healthcare professionals any gift or benefit in kind as an inducement to prescribe our products, national transparency laws requiring the public disclosure of payments made to healthcare professionals and institutions, and data privacy laws, in addition to foreign, anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to government reimbursement programs, patient data privacy and security.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to commercialize our proposed products. Because certain U.S. patent applications are confidential until the patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity. Further, we may be required to obtain licenses under third-party patents to market our proposed products or conduct our research and development or other activities. If licenses are not available to us on acceptable terms, we may not be able to market the affected products or conduct the desired activities.

Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. In addition, we may rely on third-party collaborators to file patent applications relating to proprietary technology that we develop jointly during certain collaborations. The process of obtaining patent protection is expensive and time-consuming. If our present or future collaborators fail to file and prosecute all necessary and desirable patent applications at a reasonable cost and in a timely manner, our business may be adversely affected. Despite our efforts and the efforts of our collaborators to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. While issued patents are presumed valid, this does not guarantee that the patent will survive a validity challenge or be held enforceable. Any patents we have obtained, or obtain in the future, may be challenged, invalidated, adjudged unenforceable or circumvented by parties attempting to design around our intellectual property. Moreover, third parties or the USPTO may commence interference proceedings involving our patents or patent applications. Any challenge to, finding of unenforceability or invalidation or circumvention of, our patents or patent applications, would be costly, would require significant time and attention of our management and could have a material adverse effect on our business.

Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Similarly, the ultimate degree of protection that will be afforded to biotechnology inventions, including ours, in the United States and foreign countries, remains uncertain and is dependent upon the scope of the protection decided upon by patent offices, courts and lawmakers. Moreover, there are periodic discussions in the Congress of the United States and in international jurisdictions about modifying various aspects of patent law. For example, the America Invents Act included a number of changes to the patent laws of the United States. If any of the enacted changes do not provide adequate protection for discoveries, including our ability to pursue infringers of our patents for substantial damages, our business could be adversely affected. One major provision of the America Invents Act, which took effect in March 2013, changed United States patent practice from a first-to-invent to a first-to-file system. If we fail to file an invention before a competitor files on the same invention, we no longer have the ability to provide proof that we were in possession of the invention prior to the competitor’s filing date, and thus would not be able to obtain patent protection for our invention. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents.

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

We license patent rights from third-party owners. If such owners do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, our competitive position and business prospects may be harmed.

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, CRT, Ionis (formerly Isis), MIT, Whitehead, Max Planck Innovation and Arbutus. We also intend to enter into additional licenses to third-party intellectual property in the future.

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

As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination and opposition proceedings, as well as inter partes and post-grant review proceedings introduced by provisions of the America Invents Act, which became available to third party challengers on September 16, 2012, in various patent offices relating to patent rights in the RNAi field. For example, various third parties have initiated oppositions to patents in our McSwiggen, Kreutzer-Limmer and Tuschl II series in the EPO and in other jurisdictions. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, The University of Utah, or Utah, filed a complaint in the United States District Court for the District of Massachusetts, or the MA District Court, against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah was seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, in September 2015, the MA District Court granted our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal from this ruling to the United States Court of Appeals for the Federal Circuit, or CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court dismissed our motion and on December 15, 2015 we filed a notice of appeal of this ruling with the CAFC. While we believe a fee award is merited in this case, such awards are made at the discretion of the court. We anticipate a ruling on this motion in mid-2016, however, the timing will be determined by the court.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, Arbutus (formerly Tekmira) has notified us that it believes it has achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We have notified Arbutus that we do not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Arbutus has not yet met the conditions of the milestone and is not entitled to payment at this time. If it is determined through arbitration that

Arbutus has met the requirements of the milestone, we will have to pay Arbutus the milestone, plus potentially interest. The Arbutus arbitration hearing was held in May 2015 and we now expect a decision from the arbitration panel during the first quarter of 2016.

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

The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have:

•	much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products;

•	more extensive experience in pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and in manufacturing, marketing and selling drug products;

•	product candidates that are based on previously tested or accepted technologies;

•	products that have been approved or are in late stages of development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Ionis (formerly Isis), Benitec, Arrowhead and its subsidiary, Calando, Arbutus, Quark, Sylentis and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us.

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of Roche, and Takeda have obtained non-exclusive licenses, and Arrowhead, as the assignee of Novartis, has obtained specific exclusive licenses for 30 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Ionis (formerly Isis) is currently marketing an antisense drug and has several antisense product candidates in clinical trials, including one for the treatment of ATTR amyloidosis. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

Sanofi Genzyme’s ownership of our common stock could delay or prevent a change in corporate control.

Sanofi Genzyme currently holds approximately 12% of our outstanding common stock and has the right to increase its ownership up to 30%, as well as the right to maintain its ownership percentage through the term of our collaboration, subject to certain limitations. This concentration of ownership may harm the market price of our common stock by:

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

Our operations are based primarily in Cambridge, Massachusetts. A description of the facilities we lease as of January 29, 2016 is included in the table below.

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
300 Third Street Cambridge, Massachusetts	Corporate headquarters and primary research facility	129,000*	September 2021	One five-year term

101 Main Street Cambridge, Massachusetts	Additional office space	72,000	March 2019 and June 2021	One five-year term on each lease

675 West Kendall Street Cambridge, Massachusetts	Future corporate headquarters and research facility**	295,000	On or around February 2034	Two five-year terms

665 Concord Avenue Cambridge, Massachusetts	cGMP manufacturing	15,000	August 2017	Two five-year terms

*	Approximately 18,000 square feet is under sublease to a third party through September 2016.

**	We intend to move our corporate headquarters to this location in early 2019. The term will commence on May 1, 2018 and rent payments will become due commencing upon substantial completion of the building improvements, which is currently expected to be on or around February 2019, and will continue for 15 years from the rent commencement date. For so long as we lease and occupy 70% or more of the rentable area of the leased premises and there are at least ten years remaining on the term of the lease, we have a one-time right of first offer as to all of the rentable space in the building at 500 Kendall Street, Cambridge, Massachusetts, that is available for lease after the lease for such space that is currently in effect expires or terminates.

In addition to the locations above, we also maintain small offices in several locations outside of the United States to support our operations and growth.

In February 2016, we entered into an agreement to purchase a parcel of undeveloped land in Norton, Massachusetts, where we anticipate constructing a manufacturing facility for clinical and commercial drug products.

In the future, we may lease, operate, purchase or construct additional facilities in which to conduct expanded research, development and manufacturing activities and support future commercial operations. We believe that the total space available to us under our current leases will meet our needs for the foreseeable future and that additional space would be available to us on commercially reasonable terms if required.

ITEM 3.	LEGAL PROCEEDINGS

University of Utah Litigation

On March 22, 2011, Utah filed a civil complaint in the MA District Court against us, Max Planck, Whitehead, MIT and UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah was seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. On October 31, 2011, we, Max Planck, Whitehead, MIT and UMass filed a motion to dismiss. Also on October 31, 2011, UMass filed a motion to dismiss on separate grounds, which we, Max Planck, Whitehead and MIT joined. On December 31, 2011, Utah filed a second amended complaint dropping UMass as a defendant and adding as defendants several UMass officials. In June 2012, the MA District Court denied both motions to dismiss. We, Max Planck, Whitehead, MIT and UMass filed an appeal of the MA District Court’s ruling on the motion to dismiss for lack of jurisdiction and a motion requesting that the MA District Court stay the case pending the outcome of the appeal. In July 2012, the MA District Court stayed discovery in the case pending the outcome of the defendants’ appeal. In August 2013, the CAFC affirmed the lower court’s ruling, in a split decision. In September 2013, we filed a petition with the CAFC for rehearing or rehearing en banc. In November 2013, the CAFC denied our petition for rehearing or rehearing en banc and remanded the case back to the MA District Court. In February 2014, we filed a petition for writ of certiorari from the Supreme Court and a motion to stay the lower court proceedings pending a decision from the Supreme Court on our petition. The MA District Court granted our motion to stay the proceedings, however, in June 2014 the Supreme Court denied our petition for certiorari and remanded the case back to the MA District Court for trial, which was scheduled to begin in November 2015. On March 30, 2015, Utah voluntarily dismissed its sole inventorship claims leaving joint inventorship and state law damages claims pending. Utah subsequently clarified that such dismissal was with prejudice. On March 31, 2015, we filed motions for summary judgment seeking dismissal of all remaining claims. An oral hearing on these motions was held on July 13, 2015. On September 28, 2015, the MA District Court granted both of our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal from this ruling to the CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages.

On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court dismissed our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. While we believe a fee award is merited in this case, such awards are made at the discretion of the court. We anticipate a ruling on this motion in mid-2016, however, the timing will be determined by the court.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. A protective order has been agreed to by us and Dicerna and was entered by the Court on November 12, 2015. Discovery is ongoing with us and Dicerna. We intend to request a scheduling conference with the Court in the first quarter of 2016 to set a discovery schedule and trial date.

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

Market Information

Our common stock began trading on The NASDAQ Global Select Market on May 28, 2004 under the symbol “ALNY.” Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on The NASDAQ Global Select Market for the periods indicated:

Year Ended December 31, 2014:	High	Low
First Quarter	$112.57	$60.24
Second Quarter	$71.40	$47.03
Third Quarter	$79.88	$51.93
Fourth Quarter	$111.49	$72.80

Year Ended December 31, 2015:	High	Low
First Quarter	$121.93	$82.06
Second Quarter	$140.00	$98.63
Third Quarter	$137.89	$76.46
Fourth Quarter	$110.75	$71.14

Holders of record

At January 29, 2016, there were 32 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We intend to file with the SEC a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2015. The information required by this item relating to our equity compensation plans is incorporated herein by reference to the information contained under the section captioned “Equity Compensation Plan Information” of the Proxy Statement.

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

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2010, to the close of the last trading day of 2015, in each of (i) our common stock, (ii) the NASDAQ US Benchmark TR Index and (iii) the NQ US Benchmark Pharma TR Index. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return

Among Alnylam Pharmaceuticals, Inc.,

NASDAQ US Benchmark TR Index and NQ US Benchmark Pharma TR Index

	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Alnylam Pharmaceuticals, Inc.	$100.00	$82.66	$185.09	$652.13	$983.77	$954.77
NASDAQ US Benchmark TR Index	$100.00	$100.31	$116.79	$155.90	$175.33	$176.17
NQ US Benchmark Pharma TR Index	$100.00	$117.48	$134.31	$182.23	$221.99	$234.05

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 2015 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, and the related Notes, included elsewhere in this annual report on Form 10-K. Historical results are not necessarily indicative of future results.

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Comprehensive Loss Data:
Net revenues from collaborators	$41,097	$50,561	$47,167	$66,725	$82,757
Operating expenses(1)	337,105	455,541	140,109	196,181	137,575
Loss from operations	(296,008)	(404,980)	(92,942)	(129,456)	(54,818)
Net loss	$(290,073)	$(360,395)	$(89,225)	$(106,014)	$(57,649)
Net loss per common share — basic and diluted	$(3.45)	$(4.85)	$(1.45)	$(2.11)	$(1.36)
Weighted-average common shares outstanding — basic and diluted	83,992	74,278	61,551	50,286	42,410
(1) Non-cash stock-based compensation expenses included in operating expenses	$45,783	$33,061	$20,703	$12,360	$16,676

Operating expenses for the year ended December 31, 2014 included a $220.8 million charge to operating expenses in connection with our acquisition of the Sirna RNAi assets from Merck, which is described below in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discussion of Results of Operations under the heading “In-process research and development.” Operating expenses for the year ended December 31, 2012 included a $65.0 million charge to operating expenses in connection with the restructuring of our license agreement with Arbutus in November 2012.

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and fixed income marketable securities	$1,280,951	$881,929	$350,472	$226,228	$260,809
Working capital	1,043,289	651,033	200,164	77,212	71,038
Total assets	1,386,510	1,079,595	420,530	287,520	281,917
Total stockholders’ equity	1,264,714	936,267	270,347	134,053	117,997

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company developing novel therapeutics based on RNAi. RNAi is a naturally occurring biological pathway within cells for selectively silencing and regulating the expression of specific genes. Since many diseases are caused by the inappropriate activity of specific genes, the ability to silence genes selectively through RNAi could provide a new way to treat a wide range of human diseases. We believe that drugs that work through RNAi have the potential to become a broad new class of innovative medicines, and that this potential new drug class is similar to the opportunity created with other major biological discoveries such as recombinant DNA and monoclonal antibodies. Using our intellectual property and expertise, we are developing what we believe to be a reproducible and modular platform to develop RNAi therapeutics for a variety of human diseases.

Our research and development strategy is focused primarily on use of our proprietary GalNAc-conjugate strategy for delivery of siRNAs — the molecules that mediate RNAi — toward genetically validated, liver-expressed genes involved in the cause or pathway of human diseases. We are also focused on clinical indications where there are high unmet medical needs, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval and commercialization.

Specifically, our pipeline of investigational RNAi therapeutics is focused in three STArs: Genetic Medicines; Cardio-Metabolic Disease; and Hepatic Infectious Disease. We continue to make progress towards our Alnylam 2020 guidance, launched in January 2015, for the advancement and commercialization of RNAi therapeutics as a whole new class of innovative medicines. Specifically, by the end of 2020, we expect to achieve a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs.

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

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At December 31, 2015, we had an accumulated deficit of $1.25 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. To date, a substantial portion of our total net revenues has been derived from collaboration revenues from strategic alliances with Roche/Arrowhead, Takeda, Cubist, Novartis/Arrowhead, Monsanto, Sanofi Genzyme and MDCO. We expect our sources of potential funding for the next several years to be derived primarily from new and existing strategic alliances, which may include license and other fees, funded research and development and milestone payments, and proceeds from the sale of equity or debt.

Recent Development

In February 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts for an aggregate of approximately $8.0 million in cash payable for the land and related acquisition costs. We anticipate constructing a manufacturing facility at this site for clinical and commercial drug products. The closing of the transaction is subject to the completion of due diligence on the property and the satisfaction or waiver of other customary closing conditions. We expect the transaction to close in the first quarter of 2016. We expect to incur approximately $100.0 million in expenditures related to our planned capital investment in this manufacturing facility during 2016.

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

We have entered into license agreements with Ionis, Max Planck Innovation, Tekmira, CRT and Whitehead, as well as a number of other entities, to obtain rights to intellectual property in the field of RNAi. In addition, because delivery of RNAi therapeutics has historically been an important objective of our research activities, we have also evaluated potential collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies. For example, we have entered into agreements with Arbutus and Acuitas, among others, to focus on various delivery strategies. Finally, we have sought, and may seek in the future, funding for the development of our proprietary RNAi therapeutics pipeline from the government and foundations.

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

Revenue Recognition

Our business strategy includes entering into collaborative license and development agreements with leading pharmaceutical and life sciences companies for the development and commercialization of our product candidates. We have entered into collaboration agreements with Novartis/Arrowhead, Roche/Arrowhead, Takeda, Kyowa Hakko Kirin, Cubist, Ascletis, Monsanto, Sanofi Genzyme and MDCO. The terms of the agreements typically include deliverables such as non-refundable license fees, funding of research and development, payments based upon achievement of clinical and pre-clinical development milestones, regulatory milestones, manufacturing services, sales milestones and royalties on product sales. These agreements are generally referred to as multiple element arrangements.

We apply the accounting standard on revenue recognition for multiple element arrangements. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided that (i) a delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to not have standalone value, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed or deferred indefinitely until the undelivered performance obligation can be determined. As a biotechnology entity with unique and specialized delivered and undelivered performance obligations, we have been unable to demonstrate standalone value in our multiple element arrangements.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our consolidated balance sheet short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that we expect will not be recognized prior to the next 12 months are classified as long-term deferred revenue. However, this estimate is based on our current operating plan and, if our operating plan should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods. At December 31, 2015, we had short-term and long-term deferred revenue of $15.4 million and $53.0 million, respectively, related to our collaborations.

Sanofi Genzyme.    In January 2014, we entered into a global, strategic collaboration with Sanofi Genzyme to discover, develop and commercialize RNAi therapeutics as Genetic Medicines to treat orphan diseases, referred to as the 2014 Sanofi Genzyme collaboration. It superseded and replaced the previous collaboration between us and Sanofi Genzyme entered into in October 2012, referred to as the 2012 Sanofi Genzyme agreement, to develop and commercialize RNAi therapeutics targeting TTR for the treatment of ATTR amyloidosis, including patisiran and revusiran, in Japan and the Asia-Pacific region.

Sanofi Genzyme paid us an upfront cash payment of $22.5 million under the 2012 Sanofi Genzyme agreement. We were also entitled to receive certain milestone payments under the 2012 Sanofi Genzyme agreement. In the fourth quarter of 2013, we earned a milestone of $7.0 million based upon the completion of a successful patisiran Phase 2 clinical trial and a milestone of $4.0 million based upon the initiation of the Phase 3 clinical trial for patisiran. The parties agreed to collaborate in the development and commercialization of licensed products, with Sanofi Genzyme assuming primary responsibility in the Sanofi Genzyme territory, which included Japan and the Asia-Pacific region, and us retaining primary responsibility in the rest of the world.

We determined that the deliverables under the 2012 Sanofi Genzyme agreement included the license, a joint steering committee and any additional TTR-specific RNAi therapeutic compounds that comprised the ALN-TTR program. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered joint steering committee and any additional TTR-specific RNAi therapeutic compounds did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme had the ability to grant sublicenses, it could not sublicense all or substantially all of its rights under the 2012 Sanofi Genzyme agreement. The uniqueness of our services and the limited sublicense right were indicators that standalone value was not present in the arrangement. Therefore the deliverables were not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. We were unable to reasonably estimate the period of performance under the 2012 Sanofi Genzyme agreement, as we were unable to estimate the timeline of our deliverables related to the deliverable for any additional TTR-specific RNAi therapeutic compounds. Through December 31, 2013, we had deferred all revenue, or $33.5 million, under the 2012 Sanofi Genzyme agreement.

In January 2014, we entered into the 2014 Sanofi Genzyme collaboration. As noted above, the 2014 Sanofi Genzyme collaboration superseded and replaced the 2012 Sanofi Genzyme agreement. Under the 2014 Sanofi Genzyme collaboration, we retain full product rights in North America and Western Europe, referred to as the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the rest of the world, referred to as the Sanofi Genzyme Territory, together with certain broader co-development/co-promote or worldwide rights for certain products. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded the scope of its regional license and collaboration for patisiran for the Sanofi Genzyme Territory. We and Sanofi Genzyme also expanded our current collaboration on revusiran, so that we and Sanofi Genzyme are co-developing and will co-promote revusiran in the Alnylam Territory. We maintain development and commercialization control with revusiran in the Alnylam Territory and Sanofi Genzyme will develop and commercialize the product in the Sanofi Genzyme Territory. In September 2015, Sanofi Genzyme elected to opt into our fitusiran clinical development program for the treatment of hemophilia and other RBD under the regional license terms. Sanofi Genzyme retains its future opt-in right to co-develop and co-promote fitusiran in the Alnylam Territory.

In connection with the 2014 Sanofi Genzyme collaboration, we sold to Sanofi Genzyme 8,766,338 shares of our common stock and Sanofi Genzyme paid us $700.0 million in aggregate cash consideration. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. This $51.5 million is being amortized on a straight-line basis over the performance period, which is currently approximately six years as described below.

In addition, Sanofi Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain patisiran development milestones. We could potentially earn the next patisiran milestone payment, ranging between $5.0 million and $20.0 million based on the geographic region, upon the achievement of specified events in connection with a regulatory filing or approval. In addition, Sanofi Genzyme will be required to make payments totaling up to $75.0 million per regional product other than patisiran, including fitusiran, consisting of up to $55.0 million in development milestones and $20.0 million in commercial milestones. We could potentially earn the next fitusiran milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for fitusiran. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Sanofi Genzyme, its affiliates and sublicensees. In consideration for the rights granted to Sanofi Genzyme under the co-development/co-promote license terms, Sanofi Genzyme will be required to make payments totaling up to $75.0 million in development milestones for revusiran and, if selected, fitusiran. In December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran. We could potentially earn the next revusiran milestone payment, ranging between $5.0 million and $25.0 million based on the geographic region, upon the achievement of specified events in connection with regulatory approval. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-promote product based on annual net sales, if any, in the Sanofi Genzyme Territory for such co-development/co-promote product by Sanofi Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory. Finally, with respect to global products, Sanofi Genzyme will be required to make payments totaling up to $200.0 million per product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Sanofi Genzyme, its affiliates and sublicensees.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Sanofi Genzyme under the 2014 Sanofi Genzyme collaboration.

We determined that the deliverables for the programs on which Sanofi Genzyme was collaborating with us upon initiation of the 2014 collaboration included the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Sanofi Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Sanofi Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the 2014 Sanofi Genzyme collaboration, the last deliverables for patisiran and revusiran are expected to be completed within approximately six years from the closing date of the transaction.

We determined that the total cash received from Sanofi Genzyme under the now superseded 2012 Sanofi Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Sanofi Genzyme collaboration. Therefore, we are recognizing the $33.5 million of deferred revenue under the 2012 Sanofi Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs, which, as noted above, is currently approximately six years. In addition, during the fourth quarter of 2014, we recognized as revenue a portion of the $25.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During the year ended December 31, 2015, we also recognized as revenue a portion of the expense reimbursement of $33.9 million due to us under the terms of the 2014 Sanofi Genzyme collaboration equal to the percentage of the performance period completed to date. As future consideration, including any milestones or reimbursement for development activities, are achieved, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At December 31, 2015, deferred revenue under the 2014 Sanofi Genzyme collaboration was $29.5 million.

We determined that the opt-in rights that Sanofi Genzyme has for future Genetic Medicine programs represent separate and additional deliverables that Sanofi Genzyme may receive from us in future periods. Upon each opt-in by Sanofi Genzyme, we have determined that each program and the related activities will represent a single unit of accounting and, consistent with our accounting policies, we will base our revenue recognition period on the final deliverable associated with each future opt-in, including fitusiran where we began earning revenue, including cost reimbursement and potential milestones, in January 2016.

The Medicines Company.    In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases, including ALN-PCSsc. MDCO paid us an upfront cash payment of $25.0 million. In addition, MDCO is required to make payments to us upon achievement of certain milestones, up to an aggregate of $180.0 million, including up to $30.0 million in specified development milestones, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In December 2014, we earned a development milestone payment of $10.0 million under the MDCO agreement based upon the initiation of our Phase 1 clinical trial for ALN-PCSsc. In addition, in 2015 and 2014, we were reimbursed $3.8 million and $4.8 million, respectively, of development costs from MDCO. We could potentially earn the next development milestone payment of $20.0 million under the MDCO agreement based upon the initiation of an ALN-PCSsc pivotal study. In addition, we will be entitled to royalties ranging from the low- to high- teens based on annual worldwide net sales, if any, of ALN-PCSsc by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from MDCO.

Under the MDCO agreement, we were responsible for the development of ALN-PCSsc until Phase 1 Completion (as defined in the MDCO agreement) at our cost, up to an agreed upon initial development cost cap. MDCO is responsible for leading and funding development from Phase 2 forward, as well as potential commercialization, at its sole cost. Under the terms of the MDCO agreement, during 2015 we transferred the development leadership of ALN-PCSsc to MDCO. The collaboration between us and MDCO is governed by a joint steering committee that is comprised of an equal number of representatives from each party. We were solely responsible for obtaining supply of finished product reasonably required for the conduct of our obligations through Phase 1 Completion, and are responsible for supplying MDCO with finished product reasonably required for the first Phase 2 clinical trial of an ALN-PCSsc conducted by MDCO, at our expense, provided such costs do not exceed the development costs cap, subject to certain exceptions. After such time, MDCO will have the sole right and responsibility to manufacture and supply ALN-PCSsc for development and commercialization under the MDCO development plan, subject to the terms of the MDCO agreement.

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

The initial upfront payment of $25.0 million from MDCO was initially recorded as deferred revenue. During the fourth quarter of 2014, we recognized as revenue a portion of the $10.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During 2015 and 2014, we also recognized as revenue a portion of the $3.8 million and $4.8 million, respectively, of expense reimbursement due to us under the terms of the MDCO agreement equal to the percentage of the performance period completed upon the invoice date. As future consideration, including any milestones or reimbursement for development activities, are earned, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone is achieved or service has been provided, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At December 31, 2015, deferred revenue under the MDCO agreement was $18.3 million.

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

We have determined that the significant deliverables under the Monsanto agreement include the license, the technology transfer activities and the services that we will be obligated to perform under the Monsanto discovery collaboration. We have also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered technical transfer activities and Monsanto discovery collaboration services do not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Monsanto has the ability to grant sublicenses, it cannot grant access to certain of our proprietary technology. The uniqueness of our services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered technical transfer activities and Monsanto discovery collaboration services are being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the Monsanto agreement, the last deliverable expected to be completed was the discovery collaboration, which was originally to be completed within five years. Therefore, prior to the September 2014 amendment, we were recognizing revenue under the Monsanto agreement on a straight-line basis over five years. However, as a result of the September 2014 amendment, we have determined that the final deliverable in the collaboration is the technology transfer activities, know-how exchange and access to intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. Consequently, we recognized the remaining deferred revenue of $16.8 million at the date of the amendment on a prospective basis from September

2014 through February 2015, the date which is the end of the 30-month obligation, which excludes $5.0 million related to a potential refund due to Monsanto under certain circumstances pursuant to the original terms of the Monsanto agreement. We will continue to recognize this revenue on a straight-line basis over the remaining obligation period. We cannot use a proportional performance model since we are unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the potential effort required is unknown. At December 31, 2015, deferred revenue under the Monsanto agreement was $5.0 million that will be recognized when the potential refund obligation ceases and can be considered fixed or determinable.

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

We determined that the deliverables under the Takeda agreement included the license, the joint committees, the technology transfer activities and the services that we were obligated to perform under the research collaboration with Takeda. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered services (i.e., the joint committees and the research collaboration) were not separable and, accordingly, the license and services were being treated as a single unit of accounting. Under the Takeda agreement, the last elements to be delivered were the joint technology transfer committee and joint delivery collaboration committee services, each of which had a life of no more than seven years. We have fully recognized the upfront payment of $100.0 million and the technology transfer milestones of $50.0 million, the receipt of which we believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because we were unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the research collaboration was largely unknown, and therefore, we could not utilize a proportional performance model. As future milestones are achieved, we will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. As of December 31, 2015, there was no remaining deferred revenue balance under the Takeda agreement as all of our contractual obligations were met in May 2015.

Accounting for Income Taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Our policy is to accrue interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2015, we have not recorded significant interest and penalty expense related to uncertain tax positions.

We operate in the United States, as well as in several countries outside of the United States, where our income tax returns are subject to audit and adjustment by local tax authorities. The nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. We develop our cumulative probability assessment of the measurement of uncertain tax positions using internal experience, judgment and assistance from professional advisors. We refine estimates as we become aware of additional information. Any outcome upon settlement that differs from our current estimate may result in additional tax expense in future periods. At December 31, 2015, we had no unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods.

We recognize income taxes when transactions are recorded in our consolidated statements of comprehensive loss, with deferred taxes provided for items that are recognized in different periods for financial statement and tax reporting purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

For the years ended December 31, 2015, 2014 and 2013, we recorded a benefit from income taxes of zero, $40.2 million and $2.7 million, respectively. A benefit of $19.5 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively, was due primarily to our recognition of the corresponding income tax benefit associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period. In addition, for the year ended December 31, 2014, we recorded a benefit of $20.7 million due to the recognition of corresponding income tax expense associated with the excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. The corresponding income tax expense was recorded in other comprehensive income and additional paid-in capital, respectively.

At December 31, 2015, we had a valuation allowance against our net deferred tax assets to the extent it is more likely than not that the assets will not be realized. At December 31, 2015, we had federal and state net operating loss carryforwards of $931.2 million and $991.5 million, respectively, to reduce future taxable income that will expire at various dates through 2035. At December 31, 2015, we had federal and state research and development credit carryforwards of $53.2 million and $13.3 million, respectively, available to reduce future tax liabilities that expire at various dates through 2035. At December 31, 2015, we had foreign tax credit carryforwards of $3.2 million available to reduce future tax liabilities that expire in 2017. At December 31, 2015, we had alternative minimum tax credits of $0.8 million available to reduce future regular tax liabilities to the extent such regular tax less other non-refundable credits exceeds the tentative minimum tax. We have a valuation allowance against the net operating loss and credit deferred tax assets as it is unlikely that we will realize these assets. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code. We have determined that based on our value, in the event there was an annual limitation under Section 382, all net operating loss and tax credit carryforwards would still be available to offset taxable income.

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

For stock option awards granted during the year ended December 31, 2015, we used a weighted-average expected stock-price volatility assumption of 55%. Our expected life assumption is based on our historical data.

Our weighted-average expected term was 5.6 years for the year ended December 31, 2015. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and currently have no intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

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

At December 31, 2015, the estimated fair value of time-based unvested employee stock options and restricted stock awards was $129.2 million, net of estimated forfeitures. We will recognize this amount over the weighted-average remaining vesting period of approximately three years for these awards. At December 31, 2015, the estimated fair value of performance-based unvested stock options was $62.0 million, net of estimated forfeitures. Stock-based employee compensation expense was $44.3 million for the year ended December 31, 2015. However, we cannot currently predict the total amount of stock-based compensation expense to be recognized in any future period because such amounts will depend on levels of stock-based payments granted in the future as well as the portion of the awards that actually vest. The stock compensation accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option. We have applied an annual forfeiture rate to all unvested employee stock options and restricted stock awards at December 31, 2015 based on an analysis of our historical forfeitures. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Year Ended December 31,
	2015	2014	2013
Net revenues from collaborators	$41,097	$50,561	$47,167
Operating expenses	337,105	455,541	140,109
Loss from operations	(296,008)	(404,980)	(92,942)
Net loss	$(290,073)	$(360,395)	$(89,225)

Operating expenses for the year ended December 31, 2014 included a $220.8 million charge to in-process research and development expense in connection with our acquisition of the Sirna RNAi assets from Merck, which is described below under the heading “In-process research and development.”

Discussion of Results of Operations for 2015 and 2014

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Year Ended December 31,
	2015	2014
Sanofi Genzyme	$11,005	$369
MDCO	10,301	10,753
Takeda	8,867	21,973
Monsanto	5,621	14,985
Other	5,303	2,481

Total net revenues from collaborators	$41,097	$50,561

Net revenues from collaborators decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to the completion of our performance obligations under the Monsanto agreement in February 2015 and the completion of our revenue amortization under the Takeda agreement in May 2015, partially offset by services performed in connection with our performance obligations under our agreement with Sanofi Genzyme.

We expect net revenues from collaborators to remain consistent during 2016 on a comparative basis.

We had $68.3 million of deferred revenue at December 31, 2015, which consists primarily of payments we have received from collaborators, primarily Sanofi Genzyme, MDCO, Kyowa Hakko Kirin and Monsanto, but have not yet recognized pursuant to our revenue recognition policies.

For the foreseeable future, we expect our revenues to be derived primarily from our alliances with Sanofi Genzyme, MDCO and other strategic alliances, as well as new collaborations and licensing activities.

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	2015	% of Total Operating Expenses	2014	% of Total Operating Expenses	Increase (Decrease)
					$	%
Research and development	$276,495	82%	$190,249	42%	$86,246	45%
In-process research and development	—	0%	220,766	48%	(220,766)	(100)%
General and administrative	60,610	18%	44,526	10%	16,084	36%

Total operating expenses	$337,105	100%	$455,541	100%	$(118,436)	(26)%

Research and development.    The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	2015	% of Expense Category	2014	% of Expense Category	Increase (Decrease)
					$	%
Research and development
Clinical trial and manufacturing	$113,628	41%	$64,195	34%	$49,433	77%
Compensation and related	60,803	22%	39,993	21%	20,810	52%
External services	35,259	13%	27,432	14%	7,827	29%
Non-cash stock-based compensation	27,086	10%	18,233	10%	8,853	49%
Facilities-related	21,525	8%	18,068	10%	3,457	19%
Lab supplies and materials	7,494	2%	5,908	3%	1,586	27%
Other	10,700	4%	16,420	8%	(5,720)	(35)%

Total research and development expenses	$276,495	100%	$190,249	100%	$86,246	45%

Research and development expenses increased during year end December 31, 2015 as compared to the year ended December 31, 2014 due primarily to additional expenses for clinical trial and manufacturing and external services resulting from the significant advancement of our Genetic Medicine pipeline. In addition, compensation and related expense increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to a significant increase in headcount during the period as we continue to expand and advance our development pipeline. Non-cash stock-based compensation increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to a significant increase in headcount and an increase in the valuation of stock options granted, partially offset by the vesting of certain performance-based stock option awards during the fourth quarter of 2014. The decrease in other expenses during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due to payments to certain entities made in 2014, primarily fees paid to Ionis as a result of the 2014 Sanofi Genzyme collaboration.

We expect to continue to devote a substantial portion of our resources to research and development expenses, including for the advancement of our Genetic Medicine, Cardio-Metabolic Disease and Hepatic Infectious Disease STArs, to support the goal of three marketed products and ten programs in clinical development, including four late stage programs, by 2020. We expect that research and development expenses will increase significantly in 2016 as we continue to develop our pipeline and advance our product candidates into clinical trials.

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

General and administrative.    The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	2015	% of Expense Category	2014	% of Expense Category	Increase (Decrease)
					$	%
General and administrative
Consulting and professional services	$21,451	35%	$15,068	34%	$6,383	42%
Non-cash stock-based compensation	18,697	31%	14,828	33%	3,869	26%
Compensation and related	12,721	21%	9,539	21%	3,182	33%
Facilities-related	3,705	6%	2,157	5%	1,548	72%
Other	4,036	7%	2,934	7%	1,102	38%

Total general and administrative expenses	$60,610	100%	$44,526	100%	$16,084	36%

General and administrative expenses increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to an increase in consulting and professional services expenses related to an increase in general business activities, primarily legal activities. In addition, non-cash stock-based compensation expenses increased due primarily to an increase in headcount, as well as an increase in the valuation of stock options granted, which was partially offset by the vesting of certain performance-based stock option awards in the fourth quarter of 2014 and a one-time charge recorded for certain stock options that were modified in the second quarter of 2014. Compensation and related expenses increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to an increase in headcount.

We expect that general and administrative expenses will increase in 2016 as we continue to grow our operations.

Benefit from income taxes

Our benefit from income taxes was zero for the year ended December 31, 2015 as compared to $40.2 million for the year ended December 31, 2014. The decrease during the year ended December 31, 2015 as compared to the prior year period was due primarily to our recognition of the corresponding income tax benefit in 2014 associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period, as well as the difference between the value of stock and the cash proceeds received from Sanofi Genzyme for the issuance of our common stock in 2014. For the year ended December 31, 2014, the corresponding income tax expense was recorded in other comprehensive income and additional paid-in capital, respectively.

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

We had $66.9 million of deferred revenue at December 31, 2014, which consisted primarily of payments we had received from collaborators, primarily MDCO, Kyowa Hakko Kirin, Monsanto, Takeda and Sanofi Genzyme, but had not yet recognized pursuant to our revenue recognition policies.

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

Research and development.    The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	2014	% of Expense Category	2013	% of Expense Category	Increase (Decrease)
					$	%
Research and development
Clinical trial and manufacturing	$64,195	34%	$27,415	24%	$36,780	134%
Compensation and related	39,993	21%	25,518	23%	14,475	57%
External services	27,432	14%	15,320	14%	12,112	79%
Non-cash stock-based compensation	18,233	10%	14,369	13%	3,864	27%
Facilities-related	18,068	10%	14,299	13%	3,769	26%
Lab supplies and materials	5,908	3%	4,983	4%	925	19%
Other	16,420	8%	11,053	9%	5,367	49%

Total research and development expenses	$190,249	100%	$112,957	100%	$77,292	68%

Research and development expenses increased during year end December 31, 2014 as compared to the year ended December 31, 2013 due to additional expenses for clinical trial and manufacturing and external services resulting primarily from the significant advancement of certain of our clinical and pre-clinical programs. In addition, compensation and related expense increased during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due primarily to a significant increase in headcount during the period as we expand and advance our development pipeline. Non-cash stock-based compensation increased during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due primarily to the vesting of certain performance-based stock option awards during the fourth quarter of 2014.

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

General and administrative expenses increased during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due primarily to an increase in non-cash stock-based compensation expenses. This increase was due primarily to the vesting of certain performance-based stock option awards and a one-time charge recorded for certain stock options that were modified in the second quarter of 2014. Consulting and professional services increased in connection with business development activities during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Benefit from income taxes

Our benefit from income taxes was $40.2 million for the year ended December 31, 2014 as compared to $2.7 million for the year ended December 31, 2013. The increase for the year ended December 31, 2014 as compared to the prior year period was due primarily to our recognition of the corresponding income tax benefit associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period, as well as the difference between the value of stock and the cash proceeds received from Sanofi Genzyme for the issuance of our common stock. The corresponding income tax expense has been recorded in other comprehensive income and additional paid-in capital, respectively.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(290,073)	$(360,395)	$(89,225)
Adjustments to reconcile net loss to net cash used in operating activities	65,817	224,155	28,686
Changes in operating assets and liabilities	35,116	(29,401)	(8,118)

Net cash used in operating activities	(189,140)	(165,641)	(68,657)
Net cash used in investing activities	(321,321)	(548,814)	(130,505)
Net cash provided by financing activities	616,177	736,465	200,926

Net increase in cash and cash equivalents	105,716	22,010	1,764
Cash and cash equivalents, beginning of period	75,179	53,169	51,405

Cash and cash equivalents, end of period	$180,895	$75,179	$53,169

Since we commenced operations in 2002, we have generated significant losses. At December 31, 2015, we had an accumulated deficit of $1.25 billion. At December 31, 2015, we had cash, cash equivalents and fixed income marketable securities of $1.28 billion, compared to cash, cash equivalents and fixed income marketable securities of $881.9 million at December 31, 2014, in each case excluding our investment in equity securities of Regulus.

In January 2015, we sold an aggregate of 5,447,368 shares of our common stock through an underwritten public offering at a price to the public of $95.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of $496.4 million, after deducting underwriting discounts and commissions and other offering expenses of $21.1 million. We have used and intend to continue to use these proceeds for general corporate purposes, focused on achieving our Alnylam 2020 profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs, by the end of 2020. In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering for aggregate net proceeds of $173.6 million, after deducting underwriting discounts and commissions and other offering expenses of $11.6 million.

In February 2014, in connection with our 2014 Sanofi Genzyme collaboration, we sold to Sanofi Genzyme 8,766,338 shares of our common stock and Sanofi Genzyme paid $700.0 million in aggregate cash consideration to us.

Sanofi Genzyme has certain rights to purchase additional shares from us under our investor agreement. In March 2014, as a result of our issuance of shares in connection with our acquisition of Sirna, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock and paid us $23.0 million. In January 2015, in connection with our public offering described above, Sanofi Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock, resulting in proceeds to us of $70.7 million. Sanofi Genzyme also has the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 196,251 shares of our common stock on January 22, 2015 for $18.3 million and 205,030 shares of our common stock on February 1, 2016 for $14.3 million. Each of these purchases allowed Sanofi Genzyme to maintain its ownership level of our outstanding common stock of approximately 12%.

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the year ended December 31, 2015.

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

The increase in net cash used in operating activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due primarily to our net loss adjusted for noncash activities, such as an in-process research and development expense of $220.8 million in 2014 for which there was no comparable expense in 2015. The increase in net cash used in operating activities for the year ended December 31, 2014 compared to the year ended December 31, 2013 was due primarily to our net loss adjusted for noncash activities, such as an in-process research and development expense of $220.8 million, partially offset by a benefit from intraperiod tax allocation of $40.2 million.

Investing activities

For the years ended December 31, 2015, 2014 and 2013, net cash used in investing activities was due primarily to net purchases of fixed income marketable securities in accordance with management of our liquidity needs.

Financing activities

For the year ended December 31, 2015, net cash of $616.2 million provided by financing activities was due primarily to proceeds of $496.4 million received from our January 2015 underwritten public offering, proceeds of $89.0 million received from our issuances of common stock to Sanofi Genzyme in January 2015, as well as proceeds of $31.1 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan. For the year ended December 31, 2014, net cash of $736.5 million provided by financing activities was due primarily to proceeds of $723.0 million received from our issuances of common stock to Sanofi Genzyme, as well as proceeds of $29.4 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan, partially offset by $16.0 million of payments for the repurchase of common stock for employee tax withholding. For the year ended December 31, 2013, net cash provided by financing activities of $200.9 million was due primarily to proceeds of $173.6 million received from our January 2013 underwritten public offering, as well as proceeds of $28.7 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, continued management and growth of our patent portfolio, collaborations and general corporate activities. In addition, we expect to expand our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts. We expect to incur approximately $100.0 million in expenditures related to our planned capital investment in this manufacturing facility during 2016. Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to achieve our Alnylam 2020 guidance. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.

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

Off-Balance Sheet Arrangements

In connection with our license agreements with Max Planck relating to the Tuschl I and II patent applications, we are required to indemnify Max Planck for certain damages arising in connection with the intellectual property rights licensed under the agreements. Under this indemnification agreement with Max Planck, we are responsible for paying the costs of any litigation relating to the license agreements or the underlying intellectual property rights. In connection with the settlement of the litigation regarding the Tuschl patents, we also agreed to indemnify Whitehead, MIT and UMass for certain costs associated with defending the University of Utah litigation. In connection with our research agreement with Acuitas, we have agreed to indemnify Acuitas for certain legal costs, subject to certain exceptions and limitations. Amounts paid under the Acuitas indemnification agreement in connection with our previous litigation with Arbutus were charged to general and administrative expense. In addition, we are a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with GAAP. To date, other than certain costs associated with the certain previously settled litigation related to the Tuschl patents and our disputes with Arbutus, and certain defense costs related to the University of Utah litigation, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our consolidated financial statements. See Note 7 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for further discussion of these indemnification agreements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2015, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they were cancelable at December 31, 2015. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
Contractual Obligations	2016	2017 and 2018	2019 and 2020	After 2020	Total
Facility lease obligations(1)	$11,521	$26,207	$63,990	$350,148	$451,866
Purchase commitments(2)	87,499	62,289	414	—	150,202
Technology license commitments(3)	8,734	1,492	1,522	7,819	19,567

Total contractual cash obligations	$107,754	$89,988	$65,926	$357,967	$621,635

(1)	Relates to our Cambridge, Massachusetts non-cancelable facility lease agreements.

(2)	Includes commitments related to purchase orders, clinical, manufacturing and pre-clinical agreements, and other purchase commitments for goods or services.

(3)	Relates to our fixed payment obligations under license agreements, as well as other payments related to technology research and development.

We in-license technology from a number of sources, including Ionis and Merck. Pursuant to these in-license agreements, we will be required to make additional payments if and when we achieve specified development, regulatory and commercialization milestones. To the extent we are unable to reasonably predict the likelihood, timing or amount of such payments, we have excluded them from the table above.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist of primarily U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at December 31, 2015, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $3.2 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the year ended December 31, 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. This report appears on page 108.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alnylam Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Alnylam Pharmaceuticals, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 12, 2016

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$180,895	$75,179
Marketable securities	848,217	526,929
Investment in equity securities of Regulus Therapeutics Inc.	51,419	94,583
Billed and unbilled collaboration receivables	8,298	39,937
Prepaid expenses and other current assets	16,559	9,739

Total current assets	1,105,388	746,367
Marketable securities	251,839	279,821
Deferred tax assets	—	31,667
Property and equipment, net	27,812	21,740
Other assets	1,471	—

Total assets	$1,386,510	$1,079,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,787	$15,111
Accrued expenses	28,798	23,680
Deferred tax liabilities	—	31,667
Deferred rent	1,162	1,005
Deferred revenue	15,352	23,871

Total current liabilities	62,099	95,334
Deferred rent, net of current portion	5,431	5,011
Deferred revenue, net of current portion	52,965	42,983
Other liabilities	1,301	—

Total liabilities	121,796	143,328

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 85,090,968 shares issued and outstanding at December 31, 2015; 77,202,753 shares issued and outstanding at December 31, 2014	851	772
Additional paid-in capital	2,506,197	1,843,362
Accumulated other comprehensive income	4,369	48,763
Accumulated deficit	(1,246,703)	(956,630)

Total stockholders’ equity	1,264,714	936,267

Total liabilities and stockholders’ equity	$1,386,510	$1,079,595

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net revenues from collaborators	$41,097	$50,561	$47,167

Operating expenses:
Research and development(1)	276,495	190,249	112,957
In-process research and development	—	220,766	—
General and administrative(1)	60,610	44,526	27,152

Total operating expenses	337,105	455,541	140,109

Loss from operations	(296,008)	(404,980)	(92,942)

Other income (expense):
Interest income	5,859	2,559	1,069
Other income (expense)	76	1,817	(47)

Total other income	5,935	4,376	1,022

Loss before income taxes	(290,073)	(400,604)	(91,920)
Benefit from income taxes	—	40,209	2,695

Net loss	$(290,073)	$(360,395)	$(89,225)

Net loss per common share — basic and diluted	$(3.45)	$(4.85)	$(1.45)

Weighted-average common shares used to compute basic and diluted net loss per common share	83,992	74,278	61,551

Comprehensive income (loss):
Net loss	$(290,073)	$(360,395)	$(89,225)
Unrealized (loss) gain on marketable securities, net of tax	(44,394)	31,127	4,055
Reclassification adjustment for realized gain on marketable securities included in net loss	—	(2,081)	—

Comprehensive loss	$(334,467)	$(331,349)	$(85,170)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$27,086	$18,233	$14,369
General and administrative	18,697	14,828	6,334

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	52,489,936	$525	$624,876	$15,662	$(507,010)	$134,053
Exercise of common stock options	2,031,916	20	27,974	—	—	27,994
Issuance of common stock under other types of equity plans	60,180	1	1,183	—	—	1,184
Tax withholdings and cancellations of restricted stock, net of issuances of new awards	(40,459)	(1)	(1,988)	—	—	(1,989)
Issuance of common stock, net of offering costs	9,200,000	92	173,480	—	—	173,572
Stock-based compensation expense	—	—	20,703	—	—	20,703
Other comprehensive income	—	—	—	4,055	—	4,055
Net loss	—	—	—	—	(89,225)	(89,225)

Balance at December 31, 2013	63,741,573	637	846,228	19,717	(596,235)	270,347
Exercise of common stock options	1,972,204	20	28,429	—	—	28,449
Issuance of common stock under other types of equity plans	31,122	1	1,580	—	—	1,581
Tax withholdings and cancellations of restricted stock, net of issuances of new awards	(172,976)	(2)	(15,390)	—	—	(15,392)
Issuance of common stock to Sanofi Genzyme	9,110,786	91	774,396	—	—	774,487
Issuance of common stock in connection with an asset acquisition	2,520,044	25	195,741	—	—	195,766
Stock-based compensation expense	—	—	33,061	—	—	33,061
Tax provision associated with intraperiod tax allocation	—	—	(20,683)	—	—	(20,683)
Other comprehensive income before reclassifications, net of tax	—	—	—	31,127	—	31,127
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	(2,081)	—	(2,081)
Net loss	—	—	—	—	(360,395)	(360,395)

Balance at December 31, 2014	77,202,753	772	1,843,362	48,763	(956,630)	936,267
Exercise of common stock options	1,461,237	15	29,410	—	—	29,425
Issuance of common stock under other types of equity plans	32,427	1	2,665	—	—	2,666
Issuance of common stock under equity plans, net of tax withholdings	6,366	—	(378)	—	—	(378)
Issuance of common stock to Sanofi Genzyme	940,817	9	89,009	—	—	89,018
Issuance of common stock, net of offering costs	5,447,368	54	496,346	—	—	496,400
Stock-based compensation expense	—	—	45,783	—	—	45,783
Other comprehensive loss	—	—	—	(44,394)	—	(44,394)
Net loss	—	—	—	—	(290,073)	(290,073)

Balance at December 31, 2015	85,090,968	$851	$2,506,197	$4,369	$(1,246,703)	$1,264,714

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(290,073)	$(360,395)	$(89,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,050	11,926	10,229
Non-cash stock-based compensation	45,783	33,061	20,703
Charge for 401(k) company stock match	984	692	449
Realized gain on sale of marketable securities	—	(2,081)	—
Benefit from intraperiod tax allocation	—	(40,209)	(2,695)
In-process research and development	—	220,766	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	374	1,941	204
Billed and unbilled collaboration receivables	31,639	(35,689)	(4,144)
Prepaid expenses and other assets	(6,820)	(5,829)	(1,356)
Accounts payable	1,676	8,840	1,832
Accrued expenses and other	6,343	9,122	1,547
Deferred revenue	1,904	(7,786)	(6,201)

Net cash used in operating activities	(189,140)	(165,641)	(68,657)

Cash flows from investing activities:
Purchases of property and equipment	(12,950)	(8,961)	(4,006)
Increase in restricted cash	(1,471)	—	—
Purchases of marketable securities	(1,033,843)	(977,775)	(364,305)
Sales and maturities of marketable securities	726,943	462,922	237,806
Payment for asset acquisition	—	(25,000)	—

Net cash used in investing activities	(321,321)	(548,814)	(130,505)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	31,137	29,420	28,743
Proceeds from issuance of common stock, net of offering costs	496,400	—	173,572
Proceeds from issuance of common stock to Sanofi Genzyme	89,018	723,037	—
Payments for repurchase of common stock for employee tax withholding	(378)	(15,992)	(1,389)

Net cash provided by financing activities	616,177	736,465	200,926

Net increase in cash and cash equivalents	105,716	22,010	1,764
Cash and cash equivalents, beginning of period	75,179	53,169	51,405

Cash and cash equivalents, end of period	$180,895	$75,179	$53,169

Supplemental disclosure of cash flows:
Net (cash paid for income taxes) cash proceeds from income tax refunds	$(66)	$517	$(11)
Supplemental disclosure of noncash investing and financing activities:
Fixed asset expenditures included in accounts payable and accrued expenses	$1,333	$1,526	$161
Fair value of common stock issued for asset acquisition	$—	$195,766	$—
Receipt of common stock for exercises of stock options	$686	$1,219	$—
Difference in fair value of common stock issued to Sanofi Genzyme less cash proceeds received	$—	$51,450	$—
Repurchase of common stock for employee tax withholding in accrued expenses	$—	$—	$600

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and fixed income marketable securities. At December 31, 2015 and 2014, substantially all of our cash, cash equivalents and fixed income marketable securities were invested in money market funds, certificates of deposit, commercial paper, corporate notes, municipal debt securities, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes also include foreign bonds denominated in U.S. dollars. Investments are restricted, in accordance with our investment policy, to a concentration limit per issuer.

In recent periods, our revenues from collaborations have been generated primarily from Sanofi Genzyme, the specialty care global business unit of Sanofi, or Sanofi Genzyme, Takeda Pharmaceutical Company Limited, or Takeda, Monsanto Company, or Monsanto, The Medicines Company, or MDCO, and Cubist Pharmaceuticals, Inc., or Cubist (now a wholly-owned subsidiary of Merck & Co., Inc.). For the year ended December 31, 2015, our billed and unbilled collaboration receivables were composed primarily of amounts of expense reimbursement due from Sanofi Genzyme and certain milestones due from Ionis Pharmaceuticals, Inc., or Ionis (formerly Isis Pharmaceuticals, Inc.). For the year ended December 31, 2014, our billed and unbilled collaboration receivables were composed primarily of amounts due from Sanofi Genzyme and MDCO based upon the achievement of certain milestones and also, with respect to MDCO, expense reimbursement.

The following table summarizes customers that represent greater than 10% of our net revenues from collaborators, for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Sanofi Genzyme	27%	*	*
MDCO	25%	21%	*
Takeda	22%	43%	47%
Monsanto	14%	30%	12%
Cubist	*	*	21%

The following table summarizes customers with amounts due that represent greater than 10% of our billed and unbilled collaboration receivables balance, at the periods indicated:

	At December 31,
	2015	2014
Sanofi Genzyme	88%	63%
Ionis	12%	*
MDCO	*	37%

*	Represents 10% or less

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

Investments in Marketable Securities

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At December 31, 2015, the balance in our accumulated other comprehensive income was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We did not recognize any realized gains or losses from sales of our available-for-sale securities during the year ended December 31, 2015 and, as a result, did not reclassify any amount out of accumulated other comprehensive income (loss) for the same period. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our consolidated statements of comprehensive income (loss). We did not record any impairment charges related to our fixed income marketable securities during the years ended December 31, 2015, 2014 or 2013. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities and money market funds.

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

Revenue Recognition

We have entered into collaboration agreements with leading pharmaceutical and life sciences companies, including Novartis Pharma AG and one of its affiliates (which assigned its rights and obligations to Arrowhead Research Corporation, or Arrowhead, in early 2015), F. Hoffmann-La Roche Ltd (which assigned its rights and obligations to Arrowhead in 2011), Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, Cubist, Monsanto, Sanofi Genzyme and MDCO. The terms of our collaboration agreements typically include deliverables such as non-refundable license fees, funding of research and development, payments based upon achievement of clinical and pre-clinical development milestones, regulatory milestones, manufacturing services, sales milestones and royalties on product sales. These agreements are generally referred to as multiple element arrangements.

We apply the accounting standard on revenue recognition for multiple element arrangements. The fair value of deliverables under the arrangement may be derived using a “best estimate of selling price” if vendor specific objective evidence and third-party evidence is not available. Deliverables under the arrangement will be separate units of accounting provided that (i) a delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to not have standalone value, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed or deferred indefinitely until the undelivered performance obligation can be determined. As a biotechnology entity with unique and specialized delivered and undelivered performance obligations, we have been unable to demonstrate standalone value in our multiple element arrangements.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our consolidated balance sheet short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that we expect will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on our current operating plan and, if our operating plan should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods. At December 31, 2015, we had short-term and long-term deferred revenue of $15.4 million and $53.0 million, respectively, related to our collaborations.

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

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. Our policy is to accrue interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2015, we have not recorded significant interest and penalty expense related to uncertain tax positions.

Research and Development Costs

We expense research and development costs as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, and overhead directly related to our research and development operations, as well as costs to acquire technology licenses.

We have entered into several license agreements for rights to utilize certain technologies. The terms of the licenses may provide for upfront payments, annual maintenance payments, milestone payments based upon certain specified events being achieved and royalties on product sales. We charge costs to acquire and maintain licensed technology that has not reached technological feasibility and does not have alternative future use to research and development expense as incurred. During the years ended December 31, 2015, 2014 and 2013, we charged to research and development expense costs associated with license fees of $3.5 million, $12.1 million and $8.0 million, respectively.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. We include foreign currency translation adjustments in other comprehensive loss as the functional currency is not the United States dollar. We include unrealized gains and losses on certain marketable securities in other comprehensive loss.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At December 31,
	2015	2014	2013
Options to purchase common stock	9,960	8,169	8,713
Unvested restricted common stock	19	30	500

	9,979	8,199	9,213

Segment Information

We operate in a single reporting segment, the discovery, development and commercialization of RNAi therapeutics.

Subsequent Events

We did not have any material recognized subsequent events. However, we did have the following nonrecognized subsequent event, which is more fully described in Note 7:

•	On February 10, 2016, we entered into an agreement to purchase land in Norton, Massachusetts for the construction of a manufacturing facility.

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

In April 2015, the FASB amended its guidance on internal use software to clarify the accounting by customers for fees paid in a cloud computing arrangement. Under this guidance, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the customer’s accounting for other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new guidance became effective for us on January 1, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis. This guidance will be effective on January 1, 2017. Early adoption is permitted. We have elected to early adopt this guidance on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued new guidance on recognition and measurement of financial assets and financial liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for us on January 1, 2018. We are currently evaluating the expected impact that the standard could have on our consolidated financial statements and related disclosures.

3.	SIGNIFICANT AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Year Ended December 31,
	2015	2014	2013
Sanofi Genzyme	$11,005	$369	$—
MDCO	10,301	10,753	4,604
Takeda	8,867	21,973	21,973
Monsanto	5,621	14,985	5,640
Cubist	—	—	9,721
Other	5,303	2,481	5,229

Total net revenues from collaborators	$41,097	$50,561	$47,167

Product Alliances

Sanofi Genzyme Collaboration

In January 2014, we entered into a global, strategic collaboration with Sanofi Genzyme to discover, develop and commercialize RNAi therapeutics as Genetic Medicines to treat orphan diseases. The 2014 Sanofi Genzyme collaboration superseded and replaced the previous collaboration between us and Sanofi Genzyme entered into in October 2012 to develop and commercialize RNAi therapeutics targeting transthyretin, or TTR, for the treatment of TTR-mediated amyloidosis, or ATTR amyloidosis, including patisiran and revusiran, in Japan and the Asia-Pacific region.

2012 Sanofi Genzyme Agreement

Under the 2012 Sanofi Genzyme agreement, Sanofi Genzyme paid us an upfront cash payment of $22.5 million. We were also entitled to receive certain milestone payments under the 2012 Sanofi Genzyme agreement. In the fourth quarter of 2013, we earned a milestone of $7.0 million based upon the completion of a successful patisiran Phase 2 clinical trial and a milestone of $4.0 million based upon the initiation of the Phase 3 clinical trial for patisiran.

Under the 2012 Sanofi Genzyme agreement, the parties agreed to collaborate in the development and commercialization of licensed products, with Sanofi Genzyme assuming primary responsibility in the Sanofi Genzyme territory, which included Japan and the Asia-Pacific region, and us retaining primary responsibility in the rest of the world.

We determined that the deliverables under the 2012 Sanofi Genzyme agreement included the license, a joint steering committee and any additional TTR-specific RNAi therapeutic compounds that comprised the ALN-TTR program. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered joint steering committee and any additional TTR-specific RNAi therapeutic compounds did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme had the ability to grant sublicenses, it could not sublicense all or substantially all of its rights under the 2012 Sanofi Genzyme agreement. The uniqueness of our services and the limited sublicense right were indicators that standalone value was not present in the arrangement. Therefore the deliverables were not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. We were unable to reasonably estimate the period of performance under the 2012 Sanofi Genzyme agreement, as we were unable to estimate the timeline of our deliverables related to the deliverable for any additional TTR-specific RNAi therapeutic compounds. Through December 31, 2013, we had deferred all revenue, or $33.5 million, under the 2012 Sanofi Genzyme agreement.

2014 Sanofi Genzyme Collaboration

In January 2014, we entered into the 2014 Sanofi Genzyme collaboration. As noted above, the 2014 Sanofi Genzyme collaboration superseded and replaced the 2012 Sanofi Genzyme agreement.

The 2014 Sanofi Genzyme collaboration is structured as an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of Genetic Medicines, which includes our current and future Genetic Medicine programs that reach Human Proof-of-Principle Study Completion (as defined in the Sanofi Genzyme master agreement), or Human POP, by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in North America and Western Europe, referred to as the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the rest of the world, referred to as the Sanofi Genzyme Territory, together with certain broader co-development/co-promote or worldwide rights for certain products. Sanofi Genzyme’s rights, described in detail below, are structured as an opt-in that is triggered upon achievement of Human POP. We maintain development control for all programs prior to Sanofi Genzyme’s opt-in and maintain development and commercialization control after Sanofi Genzyme’s opt-in for all programs in the Alnylam Territory.

Specifically, in addition to its regional rights for our current and future Genetic Medicine programs in the Sanofi Genzyme Territory, Sanofi Genzyme has the right to either (i) co-develop and co-promote fitusiran for the treatment of hemophilia and other rare bleeding disorders in the Alnylam Territory, with us maintaining development and commercialization control, or (ii) obtain a global license to ALN-AS1 for the treatment of hepatic porphyrias. Sanofi Genzyme may exercise this selection right upon the completion of Human POP for both the fitusiran and ALN-AS1 programs. Finally, Sanofi Genzyme has the right for a global license to a single, future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. We will retain global rights to any RNAi therapeutic Genetic Medicine program that does not reach Human POP by the end of 2019, subject to certain limited exceptions. We retain full rights to all current and future RNAi therapeutic programs outside of the field of Genetic Medicines, including the right to form new collaborations.

Under the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme’s specific license rights and the programs into which Sanofi Genzyme has opted include the following:

•

Regional license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory. Sanofi Genzyme can elect this license for any of our current and future Genetic Medicine programs that complete Human POP by the end of 2019, subject to limited extension. Development costs for products once Sanofi Genzyme exercises an option will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for twenty percent of the global development costs. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded the scope of its regional license and collaboration for patisiran, an investigational RNAi therapeutic currently in a Phase 3 clinical trial, which was originally established under the 2012 Sanofi Genzyme agreement. In September 2015, Sanofi Genzyme elected to opt into our fitusiran clinical development program for the treatment of hemophilia and other rare bleeding disorders under the regional license terms. As described above, Sanofi Genzyme retains its future opt-in right to co-develop and co-promote fitusiran in the Alnylam Territory pursuant to the co-development/co-promote license terms described below. Cost-

sharing for the fitusiran program began in January 2016. Sanofi Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain patisiran development milestones. We could potentially earn the next patisiran milestone payment, ranging between $5.0 million and $20.0 million based on the geographic region, upon the achievement of specified events in connection with a regulatory filing or approval. In addition, Sanofi Genzyme will be required to make payments totaling up to $75.0 million per product other than patisiran, including fitusiran, consisting of up to $55.0 million in development milestones and $20.0 million in commercial milestones. We could potentially earn the first fitusiran milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for fitusiran. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Sanofi Genzyme, its affiliates and sublicensees.

•

Co-development/co-promote license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory, and will co-promote the product in the Alnylam Territory. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded its regional rights for revusiran, an investigational RNAi therapeutic currently in a Phase 3 clinical trial, which were originally granted under the 2012 Sanofi Genzyme agreement, to include a co-development/co-promote license and collaboration. As noted above, Sanofi Genzyme also has the right to elect a co-development/co-promote license and collaboration for fitusiran, if it does not elect a global license and collaboration for ALN-AS1. Development costs for co-development/co-promote products, once Sanofi Genzyme exercises an option, will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for fifty percent of the global development costs. Sanofi Genzyme will be required to make payments totaling up to $75.0 million in development milestones for revusiran and, if selected, fitusiran. In December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran. We could potentially earn the next revusiran milestone payment, ranging between $5.0 million and $25.0 million based on the geographic region, upon the achievement of specified events in connection with regulatory approval. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-promote product based on annual net sales, if any, in the Sanofi Genzyme Territory for such co-development/co-promote product by Sanofi Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory.

•

Global license terms and programs — Upon opt-in, Sanofi Genzyme will obtain a worldwide license to develop and commercialize the product. Sanofi Genzyme can elect a global license for ALN-AS1, if it does not elect a co-development/co-promote license for fitusiran, as described above. Sanofi Genzyme will also have one right to a global license through 2019, subject to limited extension, for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. Sanofi Genzyme shall be responsible for one hundred percent of global development costs. Sanofi Genzyme will be required to make payments totaling up to $200.0 million per global product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Sanofi Genzyme, its affiliates and sublicensees.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Sanofi Genzyme under the 2014 Sanofi Genzyme collaboration.

Under the master agreement, the parties will collaborate in the development of option products, with us leading development for all programs prior to Sanofi Genzyme’s opt-in and also leading development and commercialization for all programs in the Alnylam Territory after Sanofi Genzyme’s opt-in. If Sanofi Genzyme does not exercise its option to license rights to a particular program, we will retain the exclusive right to develop and commercialize such program throughout the world, including the right to sublicense to third parties.

The 2014 Sanofi Genzyme collaboration is governed by an alliance joint steering committee that is comprised of an equal number of representatives from each party. There are additional committees to manage various aspects of each regional, co-developed/co-promoted and global program. We and Sanofi Genzyme intend to enter into supply agreements to provide for supply of collaboration products to Sanofi Genzyme for clinical studies, and, at Sanofi Genzyme’s request, commercial sales. Sanofi Genzyme also has certain rights to manufacture collaboration products. Additionally, Sanofi Genzyme has certain limited opt-out rights, as specified in the master agreement, upon which products revert fully back to us with no further obligations to Sanofi Genzyme.

The master agreement (including the license terms appended thereto) contains certain termination provisions, including for material breach by the other party. Unless terminated earlier pursuant to its terms, the master agreement will terminate upon the last to expire of any of the option periods under the master agreement or the license terms appended thereto.

Upon the closing of the equity transaction in February 2014, we sold to Sanofi Genzyme 8,766,338 shares of our common stock and Sanofi Genzyme paid $700.0 million in aggregate cash consideration to us. As a condition to the closing of the equity transaction, Sanofi Genzyme entered into an investor agreement with us. Under the investor agreement, until the earlier of the fifth anniversary of the expiration or earlier termination of the 2014 Sanofi Genzyme collaboration and the date on which Sanofi Genzyme and its affiliates cease to beneficially own at least 5% of our outstanding common stock, Sanofi Genzyme and its affiliates are bound by certain “standstill” provisions. The standstill provisions include agreements not to acquire more than 30% of our outstanding common stock, call stockholder meetings, nominate directors other than those approved by our board of directors, subject to certain limited exceptions, or propose or support a proposal to acquire us. Further, Sanofi Genzyme has agreed to vote, and cause its affiliates to vote, all shares of our voting securities they are entitled to vote, up to a maximum of 20% of our outstanding common stock, in a manner either as recommended by our board of directors or proportionally with the votes cast by our other stockholders, except with respect to certain change of control transactions or our liquidation or dissolution. Until Sanofi Genzyme owns less than 7.5% of our outstanding common stock, subject to Sanofi Genzyme’s limited right to maintain its ownership percentage as described below, if we issue common stock or securities convertible into or exercisable for common stock to a third party that holds at least 30% of our outstanding common stock or, in connection with a collaboration or license transaction, to a third party that will initially hold at least the percentage of our outstanding common stock represented by the shares purchased by Sanofi Genzyme at the closing of the equity transaction, we will offer Sanofi Genzyme an opportunity to amend the standstill and voting provisions in the investor agreement to be consistent with the terms provided to such third party.

Under the investor agreement, Sanofi Genzyme has also agreed not to dispose of any shares of common stock beneficially owned by it immediately after the closing of the stock purchase until the earlier of (i) December 31, 2019 (subject to extension by up to two years if Sanofi Genzyme’s option to select additional compounds under the master agreement is extended beyond December 31, 2019) and (ii) six months after the expiration or earlier valid termination of the collaboration, in each case subject to earlier termination in the event certain clinical activities under the collaboration fail to occur. Following the expiration of this lock-up period, Sanofi Genzyme will be permitted to sell such shares of common stock subject to certain limitations, including volume and manner of sale restrictions. Notwithstanding the foregoing, following the two-year anniversary of the closing of the stock purchase, in the event that the market price per share of our common stock is at least 100% higher than the market price per share of our common stock at closing of the stock purchase (in each case based upon a ten-day trailing average), Sanofi Genzyme may sell up to 25% of its initial shares, subject to certain restrictions on post-lock-up period dispositions as described above.

Under the investor agreement, following the lock-up period, Sanofi Genzyme will have three demand rights to require us to conduct a registered underwritten public offering with respect to the shares of common stock beneficially owned by Sanofi Genzyme immediately after the closing of the stock purchase, subject to certain conditions. In addition, following the lock-up period, subject to certain conditions, Sanofi Genzyme will be entitled to participate in registered underwritten public offerings by us if other selling stockholders are included in the registration.

The investor agreement provides that, until Sanofi Genzyme owns less than 7.5% of our outstanding common stock, subject to Sanofi Genzyme’s limited right to maintain its ownership percentage as described herein, in connection with new issuances of common stock, subject to certain exceptions, Sanofi Genzyme will be entitled to a right of first offer to participate proportionally to maintain its then-current ownership percentage of our common stock. If Sanofi Genzyme is not entitled to a right of first offer with respect to a new issuance, Sanofi Genzyme will have the opportunity, on a post-transaction basis, to purchase additional shares sufficient to maintain its pre-transaction ownership percentage of our common stock (subject to the same 7.5% ownership threshold).

Finally, in the event Sanofi Genzyme and its affiliates acquire at least 20% or more of our outstanding common stock, Sanofi Genzyme will be entitled to appoint one individual to our board of directors. Sanofi Genzyme will also be entitled to certain information rights, including with respect to financial information in the event Sanofi Genzyme or its affiliates require such information for its own financial reporting purposes. The rights and restrictions under the investor agreement are subject to termination upon the occurrence of certain events.

We recorded the issuance of 8,766,338 shares of our common stock under the stock purchase agreement using the price of our common stock on the date the shares were issued to Sanofi Genzyme. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. This $51.5 million is being amortized on a straight-line basis over the performance period, which is currently approximately six years as described below. In addition, due to intraperiod tax allocation rules, upon closing of the equity transaction we recorded a benefit from income taxes of $15.2 million due to the Sanofi Genzyme equity purchase being recorded in additional paid-in capital, net of tax. For the year ended December 31, 2014, we recorded a cumulative benefit from income taxes of $20.7 million.

In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna Therapeutics, Inc., or Sirna, in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock for $23.0 million. In addition, in January 2015, in connection with our public offering, Sanofi Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock at the public offering price resulting in $70.7 million in proceeds to us. The sales of common stock to Sanofi Genzyme were not registered as part of the public offering, though they were consummated simultaneously with the public offering.

Sanofi Genzyme also has the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 196,251 shares of our common stock on January 22, 2015 for $18.3 million and 205,030 shares of our common stock on February 1, 2016 for $14.3 million. The sales of these shares to Sanofi Genzyme were consummated as private placements.

In each instance, the purchase by Sanofi Genzyme described above allowed Sanofi Genzyme to maintain its ownership level of our common stock of approximately 12%.

We determined that the deliverables for the programs on which Sanofi Genzyme was collaborating with us upon initiation of the 2014 collaboration included the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Sanofi Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Sanofi Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the 2014 Sanofi Genzyme collaboration, the last deliverables for patisiran and revusiran are expected to be completed within approximately six years from the closing date of the transaction.

We determined that the total cash received from Sanofi Genzyme under the now superseded 2012 Sanofi Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Sanofi Genzyme collaboration. Therefore we are recognizing the $33.5 million of deferred revenue under the 2012 Sanofi Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs, which, as noted above, is currently approximately six years. In addition, during the fourth quarter of 2014, we recognized as revenue a portion of the $25.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During the year ended December 31, 2015, we also recognized as revenue a portion of the expense reimbursement of $33.9 million due to us under the terms of the 2014 Sanofi Genzyme collaboration equal to the percentage of the performance period completed to date. As future consideration is achieved, including any milestones or reimbursement for development activities, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At December 31, 2015, deferred revenue under the 2014 Sanofi Genzyme collaboration was $29.5 million.

We determined that the opt-in rights that Sanofi Genzyme has for future Genetic Medicine programs represent separate and additional deliverables that Sanofi Genzyme may receive from us in future periods. Upon each opt-in by Sanofi Genzyme, we have determined that each program and the related activities will represent a single unit of accounting and, consistent with our accounting policies, we will base our revenue recognition period on the final deliverable associated with each future opt-in, including fitusiran, where we began earning revenue, including cost reimbursement and potential milestones, in January 2016.

The Medicines Company Alliance

In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases, including ALN-PCSsc. MDCO paid us an upfront cash payment of $25.0 million. Upon achievement of certain events, we will be entitled to receive milestone payments, up to an aggregate of $180.0 million, including up to $30.0 million in specified development milestones, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, we will be entitled to royalties ranging from the low- to high- teens based on annual worldwide net sales, if any, of licensed products by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. In December 2014, we earned a development milestone payment of $10.0 million under the MDCO agreement based upon the initiation of our Phase 1 clinical trial for ALN-PCSsc. In addition, in 2015 and 2014, we were reimbursed $3.8 million and $4.8 million, respectively, for costs incurred for certain development activities. We could potentially earn the next development milestone payment of $20.0 million based upon the initiation of a pivotal study for ALN-PCSsc. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from MDCO.

Under the MDCO agreement, we and MDCO will collaborate in the further development of ALN-PCSsc. We had responsibility for the development of ALN-PCSsc until Phase 1 Completion, as defined in the MDCO agreement, at our cost, up to an agreed upon initial development cost cap. In late 2015, MDCO assumed responsibility for all development and commercialization of ALN-PCSsc, at its sole cost. The collaboration between us and MDCO is governed by a joint steering committee comprised of an equal number of representatives from each party.

We were solely responsible for obtaining supply of finished product reasonably required for the conduct of our obligations under the initial development plan through Phase 1 Completion, and are responsible for supplying

MDCO with finished product reasonably required for the first Phase 2 clinical trial of ALN-PCSsc conducted by MDCO, at our expense, provided such costs do not exceed the development costs cap, subject to certain exceptions. After such time, MDCO will have the sole right and responsibility to manufacture and supply ALN-PCSsc for development and commercialization under the MDCO development plan, subject to the terms of the MDCO agreement. We and MDCO intend to enter into a supply and technical transfer agreement to provide for supply of ALN-PCSsc to MDCO.

Unless terminated earlier in accordance with the terms of the agreement, the MDCO Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term for any licensed product in any country, where a royalty term is defined as the latest to occur of (1) the expiration of the last valid claim of patent rights covering a licensed product, (2) the expiration of the Regulatory Exclusivity, as defined in the MDCO Agreement, and (3) the twelfth anniversary of the first commercial sale of the licensed product in such country. We estimate that our fundamental RNAi patents covering licensed products under the MDCO Agreement will expire both in and outside of the United States generally between 2016 and 2028. We also estimate that our ALN-PCS product-specific patents covering licensed products under the MDCO Agreement in the United States and elsewhere will expire at the end of 2033. These patent rights are subject to potential patent term extensions and/or supplemental protection certificates extending such terms in countries where such extensions may become available. In addition, more patent filings relating to the collaboration may be made in the future.

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

We received the upfront payment of $25.0 million from MDCO in February 2013, which was initially recorded as deferred revenue. During the fourth quarter of 2014, we recognized as revenue a portion of the $10.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During 2015 and 2014, we also recognized as revenue a portion of the $3.8 million and $4.8 million, respectively, of expense reimbursement due to us under the terms of the MDCO agreement equal to the percentage of the performance period completed upon the invoice date. As future consideration, including any milestones or reimbursement for development activities, are earned, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone is achieved or service has been provided, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At December 31, 2015, deferred revenue under the MDCO agreement was $18.3 million.

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

Monsanto paid us $29.2 million in upfront cash payments, and was also required to make near-term milestone payments to us upon the achievement of specified technology transfer and patent-related milestones. We were also entitled to receive additional funding for collaborative research efforts. In the aggregate, we had the ability to earn up to $5.0 million in milestone payments and research funding under the Monsanto alliance. We received a total of $4.0 million in milestone payments from Monsanto based upon the achievement of a specified patent-related event and the completion of technology transfer activities. In September 2014, we and Monsanto mutually determined not to pursue the discovery collaboration originally contemplated under the terms of the Monsanto agreement. Accordingly, Monsanto was not required to pay us the final milestone of $1.0 million. There are no remaining milestones under the Monsanto agreement. Monsanto is required to pay to us a percentage of specified fees from certain sublicense agreements Monsanto may enter into that include access to our intellectual property, as well as low single-digit royalty payments on worldwide, net sales by Monsanto, its affiliates and sublicensees of certain licensed products, as defined in the Monsanto agreement, if any. Due to the uncertainty of the application of RNAi technology in the field of agriculture, we may not receive any license fees or royalty payments from Monsanto.

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

Under the Monsanto agreement, the last deliverable expected to be completed was the discovery collaboration, which was originally to be completed within five years. Therefore, prior to the September 2014 amendment, we were recognizing revenue under the Monsanto agreement on a straight-line basis over five years. However, as a result of the September 2014 amendment, we determined that the final deliverable in the collaboration is the technology transfer activities, know-how exchange and access to intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. Consequently, we recognized the remaining deferred revenue of $16.8 million at the date of the amendment on a prospective basis from September 2014 through February 2015, the date which is the end of the 30 month obligation, which excludes $5.0 million related to a potential refund due to Monsanto under certain circumstances pursuant to the original terms of the Monsanto agreement. We could not use a proportional performance model since we were unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the potential effort required was unknown. At December 31, 2015, deferred revenue under the Monsanto agreement was $5.0 million and will be recognized when the potential refund obligation ceases and can be considered fixed or determinable.

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

We determined that the deliverables under the Takeda agreement included the license, the joint committees, the technology transfer activities and the services that we were obligated to perform under the research collaboration. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered services (i.e., the joint committees and the research collaboration) were not separable and, accordingly, the license and services were being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition pattern on the final deliverable. Under the Takeda agreement, the last elements to be delivered were the joint technology transfer committee and joint delivery collaboration committee services, each of which had a life of no more than seven years.

We have fully recognized the upfront payment of $100.0 million and the technology transfer milestones of $50.0 million, the receipt of which we believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because we were unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the research collaboration was largely unknown, and therefore, we could not utilize a proportional performance model. As future milestones are achieved, if any, we will recognize as revenue a portion of the milestone payment equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment. At December 31, 2015, there was no deferred revenue under the Takeda agreement as all of our contractual obligations were met in May 2015.

Other Strategic License Agreements

Ionis Collaboration and License Agreement

In January 2015, we and Ionis entered into a second amended and restated strategic collaboration and license agreement, which we further amended in July 2015. The 2015 Ionis agreement provides for certain new exclusive target cross-licenses of intellectual property on eight disease targets, providing each company with exclusive RNA therapeutic license rights for four programs, and extends the parties’ existing non-exclusive technology cross-license, which was originally entered into in 2004 and was amended and restated in 2009, through April 2019.

Pursuant to the 2015 Ionis agreement, Ionis granted to us an exclusive, low single-digit royalty-bearing license to its chemistry, motif, mechanism and target-specific intellectual property for oligonucleotide therapeutics against four targets. In exchange, we granted to Ionis an exclusive, low single-digit royalty-bearing license to our chemistry, motif, mechanism and target-specific intellectual property for oligonucleotide therapeutics against four targets.

In addition, under the 2015 Ionis agreement, the parties agreed to extend the existing non-exclusive technology cross-license through April 2019. Specifically, Ionis granted us a low single-digit royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for double-stranded RNAi therapeutics. In turn, we granted Ionis a low single-digit royalty-bearing, non-exclusive license to new platform technology arising from May 2014 through April 2019 for single-stranded antisense therapeutics. This broad, non-exclusive cross-license includes chemistry, motif and mechanism patents, but excludes patent claims on formulations, manufacturing and specific targets.

Under the original 2004 agreement, Ionis licensed to us its patent estate related to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi products in exchange for a previously disclosed technology access fee, participation in fees for our partnering programs and future milestone and royalty payments from us for programs that incorporate Ionis’ intellectual property. We have the right to use Ionis’ intellectual property in our development programs or in collaborations and Ionis agreed not to grant licenses under these patents to any other organization for the discovery, development and commercialization of double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Ionis plays an active role.

In turn, under the original 2004 agreement, we non-exclusively licensed to Ionis our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, single stranded RNAi therapeutics and to research double-stranded RNAi compounds. Ionis also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a non-exclusive basis. We granted these licenses for RNAi therapeutics in exchange for option fees, and future milestone and royalty payments from Ionis for RNAi programs that incorporate certain of our intellectual property.

In August 2012, we and Ionis amended the agreement to provide certain terms for the discovery, development and commercialization of double-stranded RNA products by us or our sublicensees in the field of agriculture.

As set forth in the 2015 Ionis agreement, under the original 2004 agreement, we paid Ionis an upfront license fee of $5.0 million and we agreed to pay Ionis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and low single-digit royalties on sales, if any, for each product that we or a collaborator develop using Ionis intellectual property. In addition, we agreed to pay to Ionis a percentage of specified fees from strategic collaborations we may enter into that include access to Ionis’ intellectual property.

Ionis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration. Ionis agreed to pay us, per therapeutic target, a license fee of $0.5 million, milestone payments for double-stranded RNAi products totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and low single-digit royalties on sales, if any, for each double-stranded RNAi or single-stranded RNAi product developed by Ionis or a collaborator that utilizes our intellectual property. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Ionis.

The term of the 2015 Ionis agreement generally ends upon the expiration of the last-to-expire patent licensed thereunder, whether such patent is a patent licensed by us to Ionis, or vice versa. Either party may terminate the 2015 Ionis agreement on 90 days’ prior written notice if the other party materially breaches the agreement and fails to cure the breach within the 90-day notice period and no substantial steps have otherwise been taken to cure the breach, provided, however, that neither party may terminate licenses granted to the other party to the extent necessary to develop or sell products that have at least reached investigational new drug-enabling studies (except for a party’s uncured failure of its payment obligations). Either party may also terminate the agreement in the event the other party undergoes specified bankruptcy events.

During the years ended December 31, 2015, 2014 and 2013, as result of certain payments received by us in connection with the Sanofi Genzyme, MDCO and Monsanto alliances, we paid $1.9 million, $7.7 million and $0.7 million to Ionis, respectively. In addition, as of December 31, 2015, we owed Ionis $0.2 million for amounts incurred but not yet paid. These license fees were charged to research and development expense.

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

The following tables present information about our assets that are measured at fair value on a recurring basis at December 31, 2015 and 2014, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,998	$—	$3,998	$—
Corporate notes	4,843	—	4,843	—
U.S. government-sponsored enterprise securities	10,000	—	10,000	—
Money market funds	148,612	148,612	—	—
Marketable securities (fixed income):
Certificates of deposit	10,498	—	10,498	—
Commercial paper	38,110	—	38,110	—
Corporate notes	904,909	—	904,909	—
Municipal debt securities	9,000	—	9,000	—
U.S. government-sponsored enterprise securities	61,396	—	61,396	—
U.S. treasury securities	76,143	—	76,143	—
Marketable securities (Regulus equity holdings)	51,419	51,419	—	—
Restricted cash (money market funds)	1,471	1,471	—	—

Total	$1,320,399	$201,502	$1,118,897	$—

Description	At December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$56,203	$56,203	$—	$—
Marketable securities (fixed income):
Certificates of deposit	24,300	—	24,300	—
Commercial paper	40,796	—	40,796	—
Corporate notes	662,545	—	662,545	—
Municipal debt securities	9,005	—	9,005	—
U.S. government-sponsored enterprise securities	64,856	—	64,856	—
U.S. treasury securities	5,248	—	5,248	—
Marketable securities (Regulus equity holdings)	94,583	94,583	—	—

Total	$957,536	$150,786	$806,750	$—

For the years ended December 31, 2015 and 2014, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

5.	MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at December 31, 2015 and 2014, and for the activity recorded in the year, in thousands:

Description	At December 31, 2014	Sales of Regulus Shares During Year Ended December 31, 2015	All Other Activity During Year Ended December 31, 2015	Balance at December 31, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income (loss), before tax	82,648	—	(43,164)	39,484

Investment in equity securities of Regulus Therapeutics Inc., as reported	$94,583	$—	$(43,164)	$51,419

Accumulated other comprehensive income (loss), before tax	$82,648	$—	$(43,164)	$39,484
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)

Accumulated other comprehensive income (loss), net of tax	$49,856	$—	$(43,164)	$6,692

Description	At December 31, 2013	Sales of Regulus Shares During Year Ended December 31, 2014	All Other Activity During Year Ended December 31, 2014	Balance at December 31, 2014
Carrying value	$12,449	$(514)	$—	$11,935
Accumulated other comprehensive income (loss), before tax	33,003	(2,081)	51,726	82,648

Investment in equity securities of Regulus Therapeutics Inc., as reported	$45,452	$(2,595)	$51,726	$94,583

Accumulated other comprehensive income (loss), before tax	$33,003	$(2,081)	$51,726	$82,648
Intraperiod tax allocation recorded as a benefit from income taxes	(13,267)	—	(19,525)	(32,792)

Accumulated other comprehensive income (loss), net of tax	$19,736	$(2,081)	$32,201	$49,856

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at December 31, 2015 and 2014, in thousands:

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,498	$—	$—	$10,498
Commercial paper	38,113	—	(3)	38,110
Corporate notes	907,119	4	(2,214)	904,909
Municipal debt securities	9,000	—	—	9,000
U.S. government-sponsored enterprise securities	61,463	24	(91)	61,396
U.S. treasury securities	76,186	4	(47)	76,143

Total	$1,102,379	$32	$(2,355)	$1,100,056

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$24,300	$—	$—	$24,300
Commercial paper	40,785	11	—	40,796
Corporate notes	663,554	14	(1,023)	662,545
Municipal debt securities	9,002	3	—	9,005
U.S. government-sponsored enterprise securities	64,948	—	(92)	64,856
U.S. treasury securities	5,254	—	(6)	5,248

Total	$807,843	$28	$(1,121)	$806,750

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at December 31, 2015, in thousands:

	At December 31, 2015
	Amortized Cost	Fair Value
Less than one year	$849,288	$848,217
Greater than one year but less than two years	253,091	251,839

Total	$1,102,379	$1,100,056

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following at December 31, 2015 and 2014, in thousands:

		At December 31,
	Useful Life	2015	2014
Laboratory equipment	5 years	$33,558	$28,559
Computer equipment and software	3 years	5,732	4,440
Furniture and fixtures	5 years	2,906	1,999
Leasehold improvements	*	35,825	30,853
Construction in progress	—	1,285	1,982

		79,306	67,833
Less: accumulated depreciation		(51,494)	(46,093)

		$27,812	$21,740

*	Shorter of asset life or lease term

During the years ended December 31, 2015, 2014 and 2013, we recorded $6.7 million, $5.0 million and $6.1 million, respectively, of depreciation expense related to our property and equipment.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We have future purchase commitments totaling $150.2 million at December 31, 2015, of which $87.5 million is expected to be incurred in 2016 and $62.7 million is expected to be incurred past 2016. These commitments are related to purchase orders, clinical and pre-clinical agreements, and other purchase commitments for goods or services that we are likely to continue, regardless of the fact that they were cancelable at December 31, 2015.

Technology License Commitments

We have licensed from third parties the rights to use certain technologies in our research processes as well as in any products we may develop including these licensed technologies. In accordance with the related license agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. At December 31, 2015, we were committed to make the following fixed, estimated and cancelable payments under existing license agreements, in thousands:

Year Ending December 31,
2016	$8,734
2017	741
2018	751
2019	761
2020	761
Thereafter	7,819

Total	$19,567

We in-license technology from a number of sources, including Ionis and Merck. Pursuant to these in-license agreements, we will be required to make additional payments if and when we achieve specified development, regulatory and commercialization milestones. To the extent we are unable to reasonably predict the likelihood, timing or amount of such payments, we have excluded them from the table above.

Facility Leases

300 Third Street

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

665 Concord Avenue

On February 10, 2012, we entered into a non-cancelable real property lease agreement, or the BMR-665 Concord Avenue Lease, with BMR-Fresh Pond Research Park LLC for our manufacturing facility for patisiran formulated bulk drug product. Under the BMR-665 Concord Avenue Lease, we lease approximately 15,000 square feet of office and laboratory space located at 665 Concord Avenue, Cambridge, Massachusetts. The term of the BMR Lease expires August 31, 2017. We have the option to extend the BMR-665 Concord Avenue Lease for two successive five-year periods.

675 West Kendall Street

In April 2015, we entered into a non-cancelable real property lease, or the BMR-675 West Kendall lease, with BMR-675 West Kendall Street, LLC, or BMR, for laboratory and office space located at 675 West Kendall Street, Cambridge, Massachusetts. We intend to move our corporate headquarters to this location in early 2019.

Under the terms of the BMR-675 West Kendall lease, we will lease approximately 295,000 square feet of laboratory and office space. The term of the BMR-675 West Kendall lease will commence on May 1, 2018 and rent payments will become due commencing upon substantial completion of the building improvements, which is currently expected to be on or around February 1, 2019, and will continue for 15 years from the rent commencement date, with options to renew for two terms of five years each, subject to the terms of the BMR-675 West Kendall lease.

Annual rent under the BMR-675 West Kendall lease, exclusive of operating expenses and real property taxes, will be $19.8 million for the first year, with annual increases of 3% thereafter. Under the terms of the BMR-675 West Kendall lease, BMR will contribute a total of $56.1 million toward the cost of base building and tenant improvements.

Under the terms of the BMR-675 West Kendall lease, for so long as we lease and occupy 70% or more of the rentable area of the leased premises and there are at least ten years remaining on the term of the BMR-675 West Kendall lease, we have a one-time right of first offer as to all of the rentable space in the building at 500 Kendall Street, Cambridge, Massachusetts, that is available for lease after the lease for such space that is currently in effect expires or terminates.

101 Main Street

In May 2015, we entered into a non-cancelable real property lease agreement with RREEF America REIT II CORP. PPP, or RREEF, for office space located on several floors at 101 Main Street, Cambridge, Massachusetts. This lease supplements the initial lease entered into in March 2015 between us and RREEF for office space on a separate floor at the 101 Main Street location.

Under the terms of the 101 Main Street leases, we will lease approximately 72,000 square feet of office space at the 101 Main Street location. The terms of the initial 101 Main Street lease and the additional 101 Main Street lease commenced in March 2015 and January 2016, and continue for four years, with an option to renew for one five-year term, and five and a half years, with an option to renew for one five-year term, respectively.

Initial annual rent for the initial lease and the additional lease, exclusive of operating expenses and real property taxes, will be $1.7 million and $3.5 million, respectively, with annual increases of $1/square foot under each lease thereafter. Rent payments commenced in May 2015 under the initial lease and we expect rent payments to commence in May 2016 under the additional lease.

We received $0.4 million, $1.9 million and $0.2 million in leasehold improvement incentives during the years ended December 31, 2015, 2014 and 2013, respectively. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in current portion of deferred rent and deferred rent, net of current portion, in the consolidated balance sheets at December 31, 2015 and 2014.

We had $1.5 million in restricted cash that is recorded in long-term other assets as of December 31, 2015 in connection with an irrevocable standby letter of credit with RREEF.

Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency.

Total rent expense, including operating expenses, under our real property leases was $10.5 million, $8.9 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum payments under our non-cancelable facility leases are approximately as follows, in thousands:

Year Ending December 31,
2016	$11,521
2017	13,152
2018	13,055
2019	30,955
2020	33,035
Thereafter	350,148

Total	$451,866

Other

On February 10, 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts for an aggregate of approximately $8.0 million in cash payable for the land and related acquisition costs. We anticipate constructing a manufacturing facility at this site for clinical and commercial drug products. The closing of the transaction is subject to the completion of due diligence on the property and the satisfaction or waiver of other customary closing conditions. We expect the transaction to close in the first quarter of 2016.

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

On October 28, 2015, Utah filed a notice of appeal to the CAFC. On December 18, 2015, the CAFC for the Federal Circuit entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court dismissed our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. While we believe a fee award is merited in this case, such awards are made at the discretion of the court. We anticipate a ruling on this motion in mid-2016, however, the timing will be determined by the court.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. A protective order has been agreed to by us and Dicerna and was entered by the Court on November 12, 2015. Discovery is ongoing with us and Dicerna. We intend to request a scheduling conference with the Court in the first quarter of 2016 to set a discovery schedule and trial date.

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

Arbutus Settlement Agreement

On November 12, 2012, we, Arbutus Biopharma Corporation, or ABC (formerly Tekmira Pharmaceuticals Corporation), Protiva Biotherapeutics, Inc., a wholly owned subsidiary of ABC, and together with ABC, referred to as Arbutus, and Acuitas Therapeutics Inc., or Acuitas (formerly AlCana Technologies, Inc.), entered into a settlement agreement and general release resolving all ongoing litigation, as well as a patent interference proceeding between us and Arbutus. The terms of the settlement agreement include mutual releases and dismissal with prejudice of all claims and counterclaims between the parties. In addition, as part of the settlement agreement, the parties agreed to a covenant not to sue one another in the future on matters released under the settlement agreement, as well as substantial liquidated damages to be paid by any party that breaches such covenant. The parties also agreed to resolve any future disputes that may arise over the three years following the settlement through binding arbitration.

Pursuant to the settlement agreement, we and Arbutus also agreed to resolve the interference proceeding declared by the United States Board of Patent Appeals and Interferences between us and Arbutus, captioned Protiva Biotherapeutics, Inc. v. Alnylam Pharmaceuticals, Inc., Patent Interference No. 105792.

Contemporaneously with the execution of the settlement agreement, we and Arbutus restructured our contractual relationship and entered into a cross-license agreement that superseded the prior license and manufacturing agreements among us, ABC and Arbutus. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses for the year ended December 31, 2012. Specifically, we made a one-time payment of $30.0 million to Arbutus for the termination of, and our release from, all of our obligations under the manufacturing agreement with ABC, including without limitation the obligations to obtain materials and/or services from ABC. Further, we elected to buy-down certain future potential milestone and royalty payments due to Arbutus for certain of our RNAi therapeutics, formulated using lipid nanoparticle, or LNP, technology. Specifically, pursuant to the cross-license agreement, we made a one-time payment of $35.0 million to Arbutus, which amount constituted payment for the termination of the 2008 license agreements with ABC and Arbutus and the parties’ rights and obligations thereunder, as well as the buy-down of certain milestone payments and the significant reduction of royalty rates for ALN-VSP, ALN-PCS02 and patisiran. In addition, under the 2012 cross-license agreement, we were obligated to pay ABC an aggregate of $10.0 million in contingent milestone payments related to advancement of ALN-VSP and patisiran, which now represent the only potential milestones due to Arbutus for ALN-VSP, ALN-PCS02 and patisiran LNP-based RNAi therapeutics. In the fourth quarter of 2013, we paid ABC $5.0 million in connection with the initiation of the patisiran Phase 3 clinical trial. With respect to the second $5.0 million milestone, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with ABC regarding the achievement by ABC of this milestone under the parties cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015 and we now expect a decision from the arbitration panel during the first quarter of 2016. We have not recorded the expense of $5.0 million for this milestone because we do not believe it has been achieved. Our policy is to expense these potential milestones when incurred and record them as research and development expense.

Indemnifications

Licensor indemnification — In connection with our license agreements with Max Planck relating to the Tuschl I and Tuschl II patent applications, we are required to indemnify Max Planck for certain damages arising in connection with the intellectual property rights licensed under the agreements. Under the Max Planck indemnification agreement, we are responsible for paying the costs of any litigation relating to the license agreements or the underlying intellectual property rights, including the costs associated with certain litigation regarding the Tuschl patents, which was settled during 2011, as well as certain costs associated with defending the University of Utah litigation described above. In connection with the settlement of the litigation regarding the Tuschl patents, we also agreed to indemnify Whitehead, MIT and UMass for certain costs associated with defending the University of Utah litigation. In connection with our research agreement with Acuitas, we agreed to indemnify Acuitas for certain legal costs, subject to certain exceptions and limitations, associated with the Arbutus litigation described above. These indemnification costs were charged to general and administrative expense. We are also a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. Such indemnification obligations are usually in effect from the date of execution of the applicable agreement for a period equal to the applicable statute of limitations.

Our maximum potential future liability under any such indemnification provisions is uncertain. However, to date, other than certain costs associated with certain previously settled litigation related to the Tuschl patents and the Arbutus litigation described above, and certain defense costs related to the University of Utah litigation also described above, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and have not recorded any liability related to such indemnification provisions at December 31, 2015 or 2014.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by our board of directors upon its issuance. At December 31, 2015 and 2014, there were no shares of preferred stock outstanding.

Public Offerings

In January 2015, we sold an aggregate of 5,447,368 shares of our common stock through an underwritten public offering at a price to the public of $95.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of $496.4 million, after deducting underwriting discounts and commissions and other estimated offering expenses of $21.1 million.

In January 2013, we sold an aggregate of 9,200,000 shares of our common stock through an underwritten public offering at a price to the public of $20.13 per share. As a result of this offering, we received aggregate net proceeds of $173.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses of $11.6 million.

9.	STOCK INCENTIVE PLANS

Stock Plans

In June 2009, our stockholders approved an amendment and restatement of our 2004 Stock Incentive Plan, or the Amended and Restated 2004 Plan, which replaced our 2004 Stock Incentive Plan, as amended, or the 2004 Plan. At December 31, 2015, the Amended and Restated 2004 Plan provided for the granting of stock options to purchase up to 12,366,485 shares of common stock. Prior to the adoption of the Amended and Restated 2004 Plan, we were authorized to grant both stock options and restricted stock awards under the 2004 Plan. As of the effective date of the Amended and Restated 2004 Plan, we may only grant stock options under the Amended and Restated 2004 Plan, provided that the terms and conditions of any restricted stock awards outstanding under the 2004 Plan will continue to be governed by the Amended and Restated 2004 Plan.

In June 2009, our stockholders also approved our 2009 Stock Incentive Plan. In May 2015, our stockholders approved an amendment and restatement of the 2009 Stock Incentive Plan, or the Amended and Restated 2009 Plan, which increased the number of shares of common stock authorized for issuance from 5,900,000 to 11,700,000. The Amended and Restated 2009 Plan provides for the granting of stock options, restricted stock awards and units, stock appreciation rights and other stock-based awards. The Amended and Restated 2009 Plan has a fungible share pool. Any award that is not a full value award is counted against the authorized share limits specified in the Amended and Restated 2009 Plan as one share for each share of common stock subject to the award, and all full value awards, defined in the Amended and Restated 2009 Plan as restricted stock awards or other stock-based awards, are counted as one and a half shares for each one share of common stock subject to such full value award.

At December 31, 2015, an aggregate of 13,626,583 shares of common stock were reserved for issuance under our stock plans, including outstanding stock options to purchase 9,959,512 shares of common stock, 3,482,679 of common stock available for additional equity awards and 184,392 shares available for future grant under our 2004 Employee Stock Purchase Plan, or the 2004 ESPP. Each stock option shall expire within ten years of issuance. Time vested stock options granted by us to employees generally vest as to 25% of the shares on the first anniversary of the grant date and 6.25% of the shares at the end of each successive three-month period until fully vested. Performance-based stock options granted to employees in 2015 vest as to one-fourth of the shares upon the achievement of each of four specific clinical development or commercial events, as approved by our compensation committee. Performance-based stock options granted to employees in 2013 and 2014 each vest as to one-third of the shares upon the achievement of each of three specific clinical development or regulatory events, as approved by our compensation committee.

Stock-Based Compensation

The following table summarizes stock-based compensation expense by type of award during the three years ended December 31, 2015, in thousands:

	2015	2014	2013
Stock-based compensation expense by type of award:
Stock options	$43,078	$24,603	$13,839
Performance-based stock options	—	4,960	—
Restricted stock awards	555	1,068	3,420
ESPP share issuances	694	392	261
Non-employee stock options	1,456	2,038	3,183

	$45,783	$33,061	$20,703

The following table summarizes our unrecognized stock-based compensation expense, net of estimated forfeitures, at December 31, 2015 by type of awards and the weighted-average period over which that expense is expected to be recognized:

	At December 31, 2015
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Time-based stock options	$128,073	2.87
Performance-based stock options	62,000	*
Restricted stock awards	1,108	2.54
ESPP share issuances	350	0.33

* Performance-based stock options are recorded as expense when vesting events are determined to be probable.

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

	2015	2014	2013
Risk-free interest rate	1.0-2.0%	1.7-2.3%	1.0-2.0%
Expected dividend yield	—	—	—
Expected option life	3.5-7.5 years	5.5-7.5 years	5.6 years
Expected volatility	53-60%	53-57%	55-56%

Stock Option Activity

The following table summarizes the activity of our stock option plans, excluding performance-based stock options:

	Number of Options (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	7,530	$33.46
Granted	2,403	99.20
Exercised	(1,438)	19.64
Cancelled	(177)	70.67

Outstanding, December 31, 2015	8,318	$54.05	6.85	$352,646

Exercisable at December 31, 2015	4,699	$30.61	5.31	$299,365
Vested or expected to vest at December 31, 2015	8,048	$52.89	6.78	$349,933

The weighted-average fair value of stock options granted was $51.28, $39.08 and $26.33 per share for the years ended December 31, 2015, 2014 and 2013, respectively. The intrinsic value of stock options exercised was $130.0 million, $126.5 million and $57.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. We satisfy stock option exercises with newly issued shares of our common stock.

Performance-Based Stock Options

We grant performance-based stock options to employees that vest as to one-fourth of the shares upon the achievement of each of four specific clinical development or commercial events, as approved by our compensation committee, for 2015 grants, and that vest as to one-third of the shares upon the achievement of each of three specific clinical development or regulatory events, as approved by our compensation committee, for 2013 and 2014 grants. The following table summarizes the activity of our performance-based stock options:

	Number of Options (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	639	$73.15
Granted	1,072	91.07
Exercised	(29)	63.00
Cancelled	(40)	77.64

Outstanding, December 31, 2015	1,642	$84.92	9.15	$16,244

Exercisable at December 31, 2015	120	$63.00	7.84	$3,741

On December 12, 2014, we achieved the first performance criteria of the December 18, 2013 grant of performance-based stock options and each stock option award granted was vested as to one-third of the performance-based portion of the award. The weighted-average grant date fair value of the first tranche of the December 18, 2013 performance-based stock option awards was $32.26 per share. During the fourth quarter of 2014, we determined the first performance criteria of the December 18, 2013 grant was probable and began to record expense, which was recognized in full as of December 12, 2014. The intrinsic value of performance-based stock options exercised was $1.4 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. We satisfy performance-based stock option exercises with newly issued shares of our common stock. As of the grant date and December 31, 2015, we had determined that the remaining performance criteria of all outstanding performance-based stock options reflected in the table above were not probable. As a result, we had not recorded stock-based compensation expense for these performance-based stock options as of December 31, 2015. On February 1, 2016, we achieved the first performance criteria of the December 17, 2014 grant of performance-based stock options upon the completion of patient enrollment in our Phase 3 APOLLO study and the stock option was vested as to one-third of the performance-based portion of the grant. As a result, in the first quarter of 2016, we expect to record stock-based compensation expense of approximately $8.0 million related to these 159,122 vested options.

Contingent Stock Option Awards

On December 17, 2014, the compensation committee of our board of directors approved the grant of stock options to purchase 612,085 shares of our common stock, at an exercise price of $96.45 per share, to members of our management team. These stock option grants were approved subject to and contingent upon approval by our stockholders at our 2015 annual meeting of the Amended and Restated 2009 Plan, to, among other things, increase the shares authorized for issuance thereunder, which approval was obtained in May 2015. One-half of the contingent stock options granted are time-based stock options and one-half are performance-based stock options. The grant-date fair value of the contingent stock options is based on a Black-Scholes valuation model based on the fair market value of the stock May 1, 2015, the date of such stockholder approval. We began recording stock-based compensation expense relating to this contingent stock option grant on May 1, 2015.

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

The total fair value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 (measured on the date of vesting) was $1.2 million, $44.4 million and $5.8 million, respectively.

At December 31, 2015 and 2014, there were 19,271 and 30,149 unvested restricted stock awards, including restricted stock and restricted stock units, respectively. The weighted-average grant date fair value of these unvested restricted stock awards was approximately $70.

Employee Stock Purchase Plan

In 2004, we adopted the 2004 ESPP with 315,789 shares authorized for issuance. In June 2010, our stockholders approved an amendment to the 2004 ESPP, which increased the shares authorized for issuance from 315,789 shares to 715,789 shares. Under the 2004 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of our common stock at the beginning or end of the offering period. We issued 22,639, 21,938 and 45,141 shares during the years ended December 31, 2015, 2014 and 2013, respectively, and at December 31, 2015, 184,392 shares were available for issuance under the 2004 ESPP.

The weighted-average fair value of stock purchase rights granted as part of the 2004 ESPP was $29.96, $17.03 and $11.49 per share for the years ended December 31, 2015, 2014 and 2013, respectively. The fair value was estimated using the Black-Scholes option-pricing model. During the three years ended December 31, 2015, we used a weighted-average stock-price volatility of approximately 55%, expected option life assumption of six months and a risk-free interest rate of 0.1%.

10.	INCOME TAXES

The domestic and foreign components of loss before income taxes are as follows, in thousands:

	2015	2014	2013
Domestic	$(245,681)	$(372,137)	$(81,109)
Foreign	(44,392)	(28,467)	(10,811)

Loss before income taxes	$(290,073)	$(400,604)	$(91,920)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. We establish a valuation allowance when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized.

As of December 31, 2015, we elected to early adopt new guidance issued by the FASB in November 2015, which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. We adopted this guidance prospectively and, as a result, prior consolidated balance sheets were not retrospectively adjusted. As of December 31, 2014, we allocated the valuation allowance between current and noncurrent deferred tax assets and liabilities. As a result of this allocation, we had recorded a long-term deferred tax asset of $31.7 million and a corresponding short-term deferred tax liability of $31.7 million on the balance sheet. Components of the net deferred tax (liability) asset at December 31, 2015 and 2014 are as follows, in thousands:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$253,908	$176,789
Research and development credits	61,424	38,204
AMT credits	788	788
Foreign tax credits	3,196	3,196
Capitalized research and development and start-up costs	19,075	19,246
Deferred revenue	17,279	14,273
Deferred compensation	33,397	24,516
Intangible assets	16,181	17,637
Partnership interest	689	689
Other	6,508	5,871

Total deferred tax assets	412,445	301,209
Deferred tax liabilities:
Unrealized gain on available-for-sale securities	(14,947)	(32,793)
Deferred tax asset valuation allowance	(397,498)	(268,416)

Net deferred tax liability	$—	$—

The benefit from income taxes for the years ended December 31, 2015, 2014 and 2013 is as follows, in thousands:

	2015	2014	2013
U.S.:
Current	$—	$—	$34
Deferred	—	(40,209)	(2,695)

Total U.S.	—	(40,209)	(2,661)

Foreign:
Current	—	—	—
Deferred	—	—	(34)

Total Foreign	—	—	(34)

Benefit from income taxes	$—	$(40,209)	$(2,695)

Our effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
At U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	4.0	1.8	4.3
Stock-based compensation	(1.1)	(0.2)	0.8
Tax credits	8.0	3.5	8.5
Orphan drug credit	(2.0)	(0.6)	(2.7)
Other permanent items	(0.1)	—	(0.3)
Foreign rate differential	(5.4)	(2.5)	(4.1)
In-process research and development	—	(19.4)	—
Tax basis in intangible assets as a result of Sirna transaction	—	4.2	—
Valuation allowance	(38.4)	(11.8)	(38.5)

Effective income tax rate	—%	10.0%	3.0%

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. We have concluded, in accordance with the applicable accounting standards, that it is more likely than not that we may not realize the benefit of all of our deferred tax assets. Accordingly, we have recorded a valuation allowance against the deferred tax assets that management believes will not be realized. We reevaluate the positive and negative evidence on a quarterly basis. The valuation allowance increased by $129.1 million, $46.0 million and $29.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, due primarily to additional operating losses and research and development credits. In 2014, increases to the valuation allowance were partially offset by decreases related to the recognition of deferred revenue.

For the years ended December 31, 2015, 2014 and 2013, we recorded a tax benefit of zero, $40.2 million and $2.7 million, respectively. For the years ended December 31, 2014 and 2013, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income and additional paid-in capital. We recorded a benefit of $19.5 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively, due to the recognition of corresponding income tax expense associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same period. In addition, for the year ended December 31, 2014, we recorded a benefit of $20.7 million due to the difference between the fair value of stock and the cash proceeds received from Sanofi Genzyme for the issuance of our common stock calculated at the closing date of the transaction. The corresponding income tax expense has been recorded in other comprehensive income and additional paid-in capital, respectively. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income and additional paid-in capital. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income and additional paid-in capital, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations.

The deferred tax assets above exclude $123.6 million of net operating losses and $0.4 million of federal and state research and development credits related to tax deductions from the exercise of stock options subsequent to the adoption of the 2006 accounting standard on stock-based compensation. This amount represents excess tax benefits and has not been included in the gross deferred tax assets since, if subsequently recognized, these tax benefits would be credited directly to contributed capital.

At December 31, 2015, we had federal and state net operating loss carryforwards of $931.2 million and $991.5 million, respectively. These amounts will reduce future taxable income that will expire at various dates through 2035. At December 31, 2015, federal and state research and development credit carryforwards were $53.2 million and $13.3 million, respectively, available to reduce future tax liabilities that expire at various dates through 2035. At December 31, 2015, foreign tax credit carryforwards were $3.2 million available to reduce future tax liabilities that expire in 2017. At December 31, 2015, alternative minimum tax credits of $0.8 million are available to reduce future regular tax liabilities to the extent such regular tax less other non-refundable credits exceeds the tentative minimum tax. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability.

At December 31, 2015, 2014 and 2013, we had no unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods.

The tax years 2010 through 2015 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. We have not recorded any interest and penalties on any unrecognized tax benefits since its inception.

11.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2015 and 2014, in thousands:

	At December 31,
	2015	2014
Compensation and related	$11,157	$7,357
Clinical trial and manufacturing	10,885	5,548
Consulting and professional services	892	3,886
Pre-clinical	899	3,081
Other	4,965	3,808

	$28,798	$23,680

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share data)
Revenues	$18,537	$8,685	$6,324	$7,551
Operating expenses	70,759	81,629	84,654	100,063
Net loss	$(50,777)	$(71,783)	$(76,792)	$(90,721)
Net loss per common share — basic and diluted	$(0.62)	$(0.85)	$(0.91)	$(1.07)
Weighted-average common shares — basic and diluted	82,074	84,353	84,633	84,871

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share data)
Revenues	$8,275	$7,295	$10,972	$24,019
Operating expenses	277,339	52,300	56,171	69,731
Net loss	$(250,943)	$(44,074)	$(43,989)	$(21,389)
Net loss per common share — basic and diluted	$(3.70)	$(0.58)	$(0.58)	$(0.28)
Weighted-average common shares — basic and diluted	67,786	75,835	76,408	76,957

Operating expenses for the three months ended March 31, 2014 include a $224.7 million charge to in-process research and development expense in connection with the purchase of the Sirna RNAi assets from Merck. During the three months ended June 30, 2014, we recorded a credit of $3.9 million to in-process research and development expense, resulting in $220.8 million in-process research and development expense recorded for the year ended December 31, 2014 as a result of this asset acquisition. See Note 3, “Significant Agreements,” for further information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting are included in Item 8 of this annual report on Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2016.

ALNYLAM PHARMACEUTICALS, INC.

By:	/s/ John M. Maraganore, Ph.D.
John M. Maraganore, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 12, 2016.

Name	Title

/s/ John M. Maraganore, Ph.D. John M. Maraganore, Ph.D.	Director and Chief Executive Officer (Principal Executive Officer)

/s/ Michael P. Mason Michael P. Mason	Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)

/s/ Dennis A. Ausiello, M.D. Dennis A. Ausiello, M.D.	Director

/s/ Michael W. Bonney Michael W. Bonney	Director

/s/ John K. Clarke John K. Clarke	Director

/s/ Marsha H. Fanucci Marsha H. Fanucci	Director

/s/ Steven M. Paul, M.D. Steven M. Paul, M.D.	Director

/s/ David E. I. Pyott David E. I. Pyott	Director

/s/ Paul R. Schimmel, Ph.D. Paul R. Schimmel, Ph.D.	Director

/s/ Amy W. Schulman Amy W. Schulman	Director

/s/ Phillip A. Sharp, Ph.D. Phillip A. Sharp, Ph.D.	Director

/s/ Kevin P. Starr Kevin P. Starr	Director

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1†*	Stock Purchase Agreement dated as of January 10, 2014 by and among the Registrant, Sirna Therapeutics, Inc., Merck Sharp & Dohme Corp., and solely for the purposes of certain specified provisions, Merck & Co., Inc. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)
3.1#	Restated Certificate of Incorporation of the Registrant
3.2#	Amended and Restated Bylaws of the Registrant, as amended
4.1	Specimen certificate evidencing shares of common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.1**	2002 Employee, Director and Consultant Stock Plan, as amended, together with forms of Incentive Stock Option Agreement, Non-qualified Stock Option Agreement and Restricted Stock Agreement (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1
(File No. 333-113162) and incorporated herein by reference)
10.2**	2003 Employee, Director and Consultant Stock Plan, as amended, together with forms of Incentive Stock Option Agreement, Non-qualified Stock Option Agreement and Restricted Stock Agreement (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.3**	Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014 (File No. 001-36407) for the quarterly period ended June 30, 2014 and incorporated herein by reference)
10.4**	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014 (File No. 001-36407) for the quarterly period ended June 30, 2014 and incorporated herein by reference)
10.5**	Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)
10.6**	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)
10.7**	Forms of Restricted Stock Agreement and Restricted Stock Unit Agreement under Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)
10.8**	Form of Director Nonstatutory Stock Option Agreement under Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)
10.9**	2004 Employee Stock Purchase Plan, as amended (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2010 (File No. 000-50743) and incorporated herein by reference)
10.10**	Letter Agreement between the Registrant and John M. Maraganore, Ph.D. dated October 30, 2002 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1
(File No. 333-113162) and incorporated herein by reference)

Exhibit No.	Exhibit
10.11**	Letter Agreement between the Registrant and Barry E. Greene dated September 29, 2003 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.12**#	Letter Agreement between the Registrant and David-Alexandre Gros, M.D. dated May 27, 2015
10.13**	Consulting Agreement dated as of March 1, 2006 by and between the Registrant and Phillip A. Sharp, Ph.D., as amended (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2013 (File No. 000-50743) for the year ended December 31, 2012 and incorporated herein by reference)
10.14**	Consulting Agreement dated as of April 20, 2012 by and between the Registrant and Dennis A. Ausiello, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 (File No. 000-50743) and incorporated herein by reference)
10.15	Lease, dated as of September 26, 2003 by and between the Registrant and Three Hundred Third Street LLC (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.16	First Amendment to Lease, dated March 16, 2006, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2006 (File No. 000-50743) and incorporated herein by reference)
10.17	Second Amendment to Lease, dated June 26, 2009, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 000-50743) for the quarterly period ended June 30, 2009 and incorporated herein by reference)
10.18	Third Amendment to Lease, dated May 11, 2010, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2010 (File No. 000-50743) for the quarterly period ended June 30, 2010 and incorporated herein by reference)
10.19	Fourth Amendment to Lease, dated November 4, 2011, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on February 13, 2012 (File No. 000-50743) for the year ended December 31, 2011 and incorporated herein by reference)
10.20	Fifth Amendment to Lease, dated March 27, 2014, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.5 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on January 9, 2015 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)
10.21†	Lease entered into as of February 10, 2012 by and between BMR-Fresh Pond Research Park LLC and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012 (File No. 000-50743) for the quarterly period ended March 31, 2012 and incorporated herein by reference)
10.22	Lease dated as of March 18, 2015 between RREEF America REIT II CORP. PPP and the Registrant, as amended by First Amendment to Lease dated as of April 16, 2015 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)
10.23	Lease dated as of May 5, 2015 between RREEF America REIT II CORP. PPP and the Registrant (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

Exhibit No.	Exhibit
10.24	Lease entered into as of April 3, 2015 by and between BMR-675 West Kendall Street LLC and the Registrant (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)
10.25†	Co-exclusive License Agreement between Garching Innovation GmbH (now known as Max Planck Innovation GmbH) and Alnylam U.S., Inc. dated December 20, 2002, as amended by Amendment dated July 8, 2003 together with Indemnification Agreement by and between Garching Innovation GmbH (now known as Max Planck Innovation GmbH) and Alnylam Pharmaceuticals, Inc. effective April 1, 2004 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.26†	Co-exclusive License Agreement between Garching Innovation GmbH (now known as Max Planck Innovation GmbH) and Alnylam Europe, AG dated July 30, 2003 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)
10.27†	Agreement between the Registrant, Garching Innovation GmbH (now known as Max Planck Innovation GmbH), Alnylam U.S., Inc. and Alnylam Europe AG dated June 14, 2005 (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2005 (File No. 000-50743) for the quarterly period ended June 30, 2005 and incorporated herein by reference)
10.28	Confidential Settlement Agreement and Mutual Release entered into as of March 14, 2011 by and between Max-Planck-Gesellschaft zur Förderung der Wissenschaften e. V., Max-Planck-Innovation GmbH and the Registrant, on the one hand, and Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology, and the University of Massachusetts, on the other hand (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015 (File No. 001-36407) and incorporated herein by reference)
10.29	Exclusive License Agreement for Tuschl II United States Patents and Patent Applications dated as of March 14, 2011, by and between the Registrant and University of Massachusetts (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015
(File No. 001-36407) and incorporated herein by reference)
10.30	Amendment to Co-Exclusive License Agreement dated as of March 14, 2011, by and between the Registrant, on the one hand, and Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Max-Planck-Innovation GmbH (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 (File No. 000-50743) for the quarterly period ended March 31, 2011 and incorporated herein by reference)
10.31†	License and Collaboration Agreement entered into as of May 27, 2008 by and among Takeda Pharmaceutical Company Limited and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-50743) for the quarterly period ended June 30, 2008 and incorporated herein by reference)
10.32†	Amended and Restated License and Collaboration Agreement, entered into as of January 1, 2009, by and among the Registrant, Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and Regulus Therapeutics Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on
Form 10-Q filed on May 8, 2009 (File No. 000-50743) for the quarterly period ended March 31, 2009 and incorporated herein by reference)
10.33†	Founding Investor Rights Agreement entered into as of January 1, 2009, by and among Regulus Therapeutics Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and the Registrant (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-50743) for the quarterly period ended March 31, 2009 and incorporated herein by reference)

Exhibit No.	Exhibit
10.34†	Sublicense Agreement dated effective January 8, 2007 among the Registrant and INEX Pharmaceuticals Corporation (now Arbutus Biopharma Corporation, as successor in interest) (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2011
(File No. 000-50743) for the year ended December 31, 2010 and incorporated herein by reference)
10.35†	Sponsored Research Agreement dated as of July 27, 2009 by and among the Registrant, The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2011 (File No. 000-50743) and incorporated herein by reference)
10.36†	Supplemental Agreement effective July 27, 2009 by and among the Registrant, Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation), Protiva Biotherapeutics Inc., The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2011 (File No. 000-50743) and incorporated herein by reference)
10.37†	Amendment No. 1, dated as of July 27, 2011, to the Sponsored Research Agreement dated as of July 27, 2009 by and among the Registrant, The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2011 (File No. 000-50743) for the quarterly period ended September 30, 2011 and incorporated herein by reference)
10.38†	License and Collaboration Agreement dated as of August 27, 2012 by and among Monsanto Company and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012 (File No. 000-50743) for the quarterly period ended September 30, 2012 and incorporated herein by reference)
10.39†	Letter Agreement dated September 5, 2014 by and among the Registrant and Monsanto Company (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 001-36407) for the quarterly period ended September 30, 2014 and incorporated herein by reference)
10.40†	Cross-License Agreement dated as of November 12, 2012 by and among the Registrant, Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation) and Protiva Biotherapeutics Inc. (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2013 (File No. 000-50743) for the year ended December 31, 2012 and incorporated herein by reference)
10.41†	Settlement Agreement and General Release entered into as of November 12, 2012 by and among Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation), Protiva Biotherapeutics Inc., the Registrant and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2013 (File No. 000-50743) for the year ended December 31, 2012 and incorporated herein by reference)
10.42†	License and Collaboration Agreement dated as of February 3, 2013 by and among The Medicines Company and the Registrant (filed as Exhibit 10.2 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 26, 2013 (File No. 000-50743) for the quarterly period ended March 31, 2013 and incorporated herein by reference)
10.43	Stock Purchase Agreement dated as of January 11, 2014 by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

Exhibit No.	Exhibit
10.44†	Investor Agreement dated as of February 27, 2014 by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation) (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)
10.45†	Master Collaboration Agreement dated as of January 11, 2014 by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation), including the Regional, Global and Co-Co License Terms Appended thereto (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)
10.46†	Amendment No. 1 effective as of July 1, 2015 to Master Collaboration Agreement dated as of January 11, 2014, including certain Regional, Global and Co-Co License Terms attached thereto, by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)
10.47†	Second Amended and Restated Strategic Collaboration and License Agreement dated January 8, 2015 between Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015 (File No. 001-36407) for the quarterly period ended March 31, 2015 and incorporated herein by reference)
10.48†	Amendment No. 1 dated as of July 13, 2015 to Second Amended and Restated Strategic Collaboration and License Agreement dated as of January 8, 2015 by and among the Registrant and Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)
10.49†	Amended and Restated Development and Manufacturing Services Agreement effective as of July 6, 2015 by and between the Registrant and Agilent Technologies, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)
21.1#	Subsidiaries of the Registrant
23.1#	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Principal Executive Officer
31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Principal Financial Officer
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer
32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer
101#	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Schedules, exhibits and similar supporting attachments or agreements to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

**	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

#	Filed herewith.