Form 10-Q
period 2016-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2016-05-04
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 29, 2016, the registrant had 85,560,535 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$231,278	$180,895
Marketable securities	748,422	848,217
Investment in equity securities of Regulus Therapeutics Inc.	33,934	51,419
Billed and unbilled collaboration receivables	8,814	8,298
Prepaid expenses and other current assets	27,626	16,559

Total current assets	1,050,074	1,105,388
Marketable securities	228,590	251,839
Property and equipment, net	36,814	27,812
Other assets	1,471	1,471

Total assets	$1,316,949	$1,386,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,442	$16,787
Accrued expenses	30,805	28,798
Deferred rent	1,178	1,162
Deferred revenue	16,944	15,352

Total current liabilities	66,369	62,099
Deferred rent, net of current portion	6,204	5,431
Deferred revenue, net of current portion	53,952	52,965
Other liabilities	1,373	1,301

Total liabilities	127,898	121,796

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 85,463,258 shares issued and outstanding at March 31, 2016; 85,090,968 shares issued and outstanding at December 31, 2015	855	851
Additional paid-in capital	2,546,884	2,506,197
Accumulated other comprehensive (loss) income	(9,011)	4,369
Accumulated deficit	(1,349,677)	(1,246,703)

Total stockholders’ equity	1,189,051	1,264,714

Total liabilities and stockholders’ equity	$1,316,949	$1,386,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues from collaborators	$7,345	$18,537

Operating expenses:
Research and development (1)	96,273	58,035
General and administrative (1)	21,100	12,724

Total operating expenses	117,373	70,759

Loss from operations	(110,028)	(52,222)

Other income:
Interest income	1,813	1,014
Other income	5,241	—

Total other income	7,054	1,014

Loss before income taxes	(102,974)	(51,208)
Benefit from income taxes	—	431

Net loss	$(102,974)	$(50,777)

Net loss per common share - basic and diluted	$(1.21)	$(0.62)

Weighted-average common shares used to compute basic and diluted net loss per common share	85,277	82,074

Comprehensive loss:
Net loss	$(102,974)	$(50,777)
Unrealized (loss) gain on marketable securities, net of tax	(8,224)	3,622
Reclassification adjustment for realized gain on marketable securities included in net loss	(5,156)	—

Comprehensive loss	$(116,354)	$(47,155)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$14,356	$5,346
General and administrative	9,124	2,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(102,974)	$(50,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,601	3,690
Non-cash stock-based compensation	23,480	8,236
Charge for 401(k) company stock match	331	247
Realized gain on sale of marketable securities	(5,156)	—
Benefit from intraperiod tax allocation	—	(431)
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	(516)	29,830
Prepaid expenses and other assets	(2,010)	(3,179)
Accounts payable	347	750
Accrued expenses and other	(4,305)	(8,432)
Deferred revenue	2,579	(6,189)

Net cash used in operating activities	(83,623)	(26,255)

Cash flows from investing activities:
Purchases of property and equipment	(2,759)	(2,110)
Increase in restricted cash	—	(288)
Purchases of marketable securities	(164,561)	(507,617)
Sales and maturities of marketable securities	294,317	168,687
Deposit for manufacturing facility	(9,057)	—

Net cash provided by (used in) investing activities	117,940	(341,328)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	1,824	13,566
Proceeds from issuance of common stock, net of offering costs	—	496,400
Proceeds from issuance of common stock to Sanofi Genzyme	14,301	89,018
Payments for repurchase of common stock for employee tax withholding	(59)	—

Net cash provided by financing activities	16,066	598,984

Net increase in cash and cash equivalents	50,383	231,401
Cash and cash equivalents, beginning of period	180,895	75,179

Cash and cash equivalents, end of period	$231,278	$306,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2015, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 12, 2016. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At March 31,
	2016	2015
Options to purchase common stock	10,183	7,775
Unvested restricted common stock	185	30

	10,368	7,805

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At March 31, 2016, the balance in our accumulated other comprehensive loss was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We recognized $5.2 million of realized gains from sales of our Regulus available-for-sale securities as other income on our condensed consolidated statements of comprehensive loss during the three months ended March 31, 2016. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive income (loss). We did not record any impairment charges related to our fixed income marketable securities during the three months ended March 31, 2016 or 2015. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities and money market funds.

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

Subsequent Events

We did not have any material recognized subsequent events. However, we did have the following nonrecognized subsequent events, which are more fully described in Note 5:

•	On April 4, 2016, we completed our purchase of land in Norton, Massachusetts for the construction of our new drug substance manufacturing facility.

•	On April 29, 2016, we and Alnylam U.S., Inc., our wholly-owned subsidiary, entered into credit agreements with Bank of America N.A., or BOA, and Wells Fargo Bank, National Association, or Wells, related to the build out of our new drug substance manufacturing facility.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. In March 2016, the FASB issued amendments to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued amendments to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations. Early adoption is permitted any time after the original effective date, which for us is January 1, 2017. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the timing, method of adoption and the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued new guidance on recognition and measurement of financial assets and financial liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for us on January 1, 2018. We are currently evaluating the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued a new leasing standard that requires that all lessees recognize the assets and liabilities that arise from leases on the condensed consolidated balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are currently evaluating the expected impact that this standard may have on our condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued guidance that will update the accounting for certain aspects of share-based payments to employees, including the income tax consequences, classification of awards as either equity or liabilities and classification on the condensed consolidated statement of cash flows. The new standard will be effective for us on January 1, 2017. Early adoption is permitted. We are currently evaluating the expected impact that this standard may have on our condensed consolidated financial statements and related disclosures.

2. SIGNIFICANT AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2016	2015
Sanofi Genzyme	$4,415	$1,817
The Medicines Company	2,657	1,983
Takeda	—	5,493
Monsanto	—	5,621
Other	273	3,623

Total net revenues from collaborators	$7,345	$18,537

Product Alliances

Sanofi Genzyme Collaboration

In January 2014, we entered into a global, strategic collaboration with Sanofi Genzyme, the specialty care global business unit of Sanofi, or Sanofi Genzyme, to discover, develop and commercialize RNAi therapeutics as Genetic Medicines to treat orphan diseases. The 2014 Sanofi Genzyme collaboration superseded and replaced the previous collaboration between us and Sanofi Genzyme entered into in October 2012 to develop and commercialize RNAi therapeutics targeting transthyretin, or TTR, for the treatment of TTR-mediated amyloidosis, or ATTR amyloidosis, including patisiran and revusiran, in Japan and the Asia-Pacific region.

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

In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna Therapeutics, Inc., in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock for $23.0 million. In addition, in January 2015, in connection with our public offering, Sanofi Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock at the public offering price resulting in $70.7 million in proceeds to us. The sales of common stock to Sanofi Genzyme were not registered as part of the public offering, though they were consummated simultaneously with the public offering.

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

                We determined that the deliverables for the programs on which Sanofi Genzyme was collaborating with us upon initiation of the 2014 collaboration included the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Sanofi Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Sanofi Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the 2014 Sanofi Genzyme collaboration, the last deliverables for patisiran and revusiran are expected to be completed within approximately six years from the closing date of the transaction and the last deliverables for fitusiran are expected to be completed within approximately five years from the date Sanofi Genzyme elected to opt into our fitusiran clinical development program under the regional license terms. We determined that the total cash received from Sanofi Genzyme under the now superseded 2012 Sanofi Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Sanofi Genzyme collaboration. Therefore we are recognizing the $33.5 million of deferred revenue under the 2012 Sanofi Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs, which, as noted

above, is currently approximately six years. In addition, during the fourth quarter of 2014, we recognized as revenue a portion of the $25.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During the year ended December 31, 2015, we also recognized as revenue a portion of the expense reimbursement of $33.9 million due to us under the terms of the 2014 Sanofi Genzyme collaboration equal to the percentage of the performance period completed to date. During the three months ended March 31, 2016, we also recognized as revenue a portion of the expense reimbursement of $8.8 million due to us under the terms of the 2014 Sanofi Genzyme collaboration equal to the percentage of the performance period completed to date. As future consideration is achieved, including any milestones or reimbursement for development activities, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At March 31, 2016, deferred revenue under the 2014 Sanofi Genzyme collaboration was $34.0 million.

We determined that the opt-in rights that Sanofi Genzyme has for future Genetic Medicine programs represent separate and additional deliverables that Sanofi Genzyme may receive from us in future periods. Upon each opt-in by Sanofi Genzyme, we have determined that each program and the related activities will represent a single unit of accounting and, consistent with our accounting policies, we will base our revenue recognition period on the final deliverable associated with each future opt-in.

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At March 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$4,199	$—	$4,199	$—
Money market funds	193,735	193,735	—	—
Marketable securities (fixed income):
Certificates of deposit	13,799	—	13,799	—
Commercial paper	31,661	—	31,661	—
Corporate notes	703,502	—	703,502	—
U.S. government-sponsored enterprise securities	146,667	—	146,667	—
U.S. treasury securities	81,383	—	81,383	—
Marketable securities (Regulus equity holdings)	33,934	33,934	—	—
Restricted cash (money market funds)	1,471	1,471	—	—

Total	$1,210,351	$229,140	$981,211	$—

Description	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,998	$—	$3,998	$—
Corporate notes	4,843	—	4,843	—
U.S. government-sponsored enterprise securities	10,000	—	10,000	—
Money market funds	148,612	148,612	—	—
Marketable securities (fixed income):
Certificates of deposit	10,498	—	10,498	—
Commercial paper	38,110	—	38,110	—
Corporate notes	904,909	—	904,909	—
Municipal debt securities	9,000	—	9,000	—
U.S. government-sponsored enterprise securities	61,396	—	61,396	—
U.S. treasury securities	76,143	—	76,143	—
Marketable securities (Regulus equity holdings)	51,419	51,419	—	—
Restricted cash (money market funds)	1,471	1,471	—	—

Total	$1,320,399	$201,502	$1,118,897	$—

During the three months ended March 31, 2016, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

4. MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at March 31, 2016 and 2015, and for the activity recorded for the three months ended March 31, 2016 and 2015, in thousands:

Description	At December 31, 2015	Sales of Regulus Shares During Three Months Ended March 31, 2016	All Other Activity During Three Months Ended March 31, 2016	Balance at March 31, 2016
Carrying value	$11,935	$(2,024)	$—	$9,911
Accumulated other comprehensive income (loss), before tax	39,484	(5,156)	(10,305)	24,023

Investment in equity securities of Regulus, as reported	$51,419	$(7,180)	$(10,305)	$33,934

Accumulated other comprehensive income (loss), before tax	$39,484	$(5,156)	$(10,305)	$24,023
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)

Accumulated other comprehensive income (loss), net of tax	$6,692	$(5,156)	$(10,305)	$(8,769)

Description	At December 31, 2014	Sales of Regulus Shares During Three Months Ended March 31, 2015	All Other Activity During Three Months Ended March 31, 2015	Balance at March 31, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income (loss), before tax	82,648	—	5,307	87,955

Investment in equity securities of Regulus, as reported	$94,583	$—	$5,307	$99,890

Accumulated other comprehensive income (loss), before tax	$82,648	$—	$5,307	$87,955
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	(431)	(33,223)
Intraperiod tax allocation recorded as an accrued liability	—	—	(2,004)	(2,004)

Accumulated other comprehensive income (loss), net of tax	$49,856	$—	$2,872	$52,728

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at March 31, 2016 and December 31, 2015, in thousands:

	At March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,799	$—	$—	$13,799
Commercial paper	31,661	—	—	31,661
Corporate notes	703,796	207	(501)	703,502
U.S. government-sponsored enterprise securities	146,642	42	(17)	146,667
U.S. treasury securities	81,356	30	(3)	81,383

Total	$977,254	$279	$(521)	$977,012

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,498	$—	$—	$10,498
Commercial paper	38,113	—	(3)	38,110
Corporate notes	907,119	4	(2,214)	904,909
Municipal debt securities	9,000	—	—	9,000
U.S. government-sponsored enterprise securities	61,463	24	(91)	61,396
U.S. treasury securities	76,186	4	(47)	76,143

Total	$1,102,379	$32	$(2,355)	$1,100,056

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at March 31, 2016, in thousands:

	At March 31, 2016
	Amortized Cost	Fair Value
Less than one year	$748,722	$748,422
Greater than one year but less than two years	228,532	228,590

Total	$977,254	$977,012

5. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

On February 10, 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts for approximately $8.0 million in cash payable for the land and related acquisition costs. We completed the purchase and closed this transaction on April 4, 2016. We intend to construct a manufacturing facility at this site for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. As of March 31, 2016, the cash payable for the land and related acquisition costs was put in escrow and recorded in prepaid expenses and other current assets on our condensed consolidated balance sheets.

Credit Facility

On April 29, 2016, we entered into (i) a Credit Agreement, or the BOA Credit Agreement, with Alnylam U.S., Inc., as the borrower, us, as a guarantor, and BOA, as the lender and (ii) a Credit Agreement, or the Wells Credit Agreement, together with the BOA Credit Agreement, the Credit Agreements, by and among Alnylam U.S., Inc., as the borrower, us, as a guarantor, and Wells, as the lender. The Credit Agreements were entered into in connection with the planned build out of our new drug substance manufacturing facility.

The BOA Credit Agreement provides for a $120 million term loan facility, and matures on April 29, 2021. The Wells Credit Agreement provides for a $30 million term loan facility, and matures on April 29, 2021. The proceeds of the borrowing under each of the BOA Credit Agreement and the Wells Credit Agreement are to be used for working capital and general corporate purposes. Interest on borrowings under the Credit Agreements will be calculated based on LIBOR plus 0.45 percent, except in the event of default. The borrower may prepay loans under each of the BOA Credit Agreement and the Wells Credit Agreement at any time, without premium or penalty, subject to certain notice requirements and LIBOR breakage costs.

The obligations of the borrower under each Credit Agreement are guaranteed by us. The obligations of Alnylam U.S., Inc. and us under each Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100% of the principal amount of all term loans outstanding under such Credit Agreement at such time. Each of the lenders and the borrower have agreed to consider the appropriateness of a change in the type of approved collateral on a periodic basis throughout the term of the Credit Agreements; provided that any such change to the type of such approved collateral shall be made only upon each of the lender’s and the borrower’s consent.

Each Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants. Each Credit Agreement also contains certain customary events of default, including nonpayment of principal or interest, material inaccuracy of representations, failure to comply with covenants, cross-defaults to certain other indebtedness, invalidity of any loan document relating to such Credit Agreement, judgments having a material adverse effect, insolvency events and change of control. If an event of default occurs and is continuing under either Credit Agreement, the entire outstanding balance under such Credit Agreement may become immediately due and payable.

Several of the lenders under each of the Credit Agreements, as well as their affiliates, have various relationships with us and our subsidiaries involving the provision of financial services, such as investment banking, commercial banking, advisory, cash management, custody and corporate credit card services for which they receive customary fees and may do so in the future.

Litigation

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts, or the MA District Court, against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation GmbH, the Whitehead Institute for Biomedical Research, the Massachusetts Institute of Technology and the University of Massachusetts, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah was seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, on September 28, 2015, the MA District Court granted both of our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, or the CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages.

On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. On February 16, 2016, we filed our appeal brief with the CAFC. Utah filed a response on April 11, 2016 and our reply is due May 9, 2016. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court. We anticipate a ruling on our appeal by the end of the third quarter of 2016, however, the timing will be determined by the CAFC.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck Sharp & Dohme Corp., including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. We and Dicerna agreed to a protective order, which was entered by the Court on November 12, 2015. Discovery is ongoing and we expect discovery to close September 30, 2016.

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

Specifically, our pipeline of investigational RNAi therapeutics is focused in three Strategic Therapeutic Areas, or “STArs:” Genetic Medicines, with a broad pipeline of RNAi therapeutics for the treatment of rare diseases; Cardio-Metabolic Diseases, with a pipeline of RNAi therapeutics toward genetically validated, liver-expressed disease targets for unmet needs in cardiovascular and metabolic diseases, such as dyslipidemia, non-alcoholic steatohepatitis, type 2 diabetes, hypertension and other major diseases; and Hepatic Infectious Diseases, with a pipeline of RNAi therapeutics designed to address the major global health challenges of hepatic infectious diseases, beginning with hepatitis B and hepatitis D viral infections. We continue to make progress towards our Alnylam 2020 guidance, launched in January 2015, for the advancement and commercialization of RNAi therapeutics as a whole new class of innovative medicines. Specifically, by the end of 2020, we expect to achieve a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs.

Based on our expertise in RNAi therapeutics and broad intellectual property estate we have formed alliances with leading pharmaceutical and life sciences companies, including Ionis Pharmaceuticals, Inc., or Ionis (formerly Isis Pharmaceuticals, Inc.), Novartis Pharma AG (which assigned its rights and obligations to Arrowhead Pharmaceuticals, Inc., or Arrowhead (formerly Arrowhead Research Corporation), in early 2015), or Novartis/Arrowhead, F. Hoffmann-La Roche Ltd (which assigned its rights and obligations to Arrowhead in 2011), or Roche/Arrowhead, Takeda Pharmaceutical Company Limited, or Takeda, Kyowa Hakko Kirin Co., Ltd., Cubist Pharmaceuticals, Inc., or Cubist (now a wholly-owned subsidiary of Merck & Co., Inc.), Monsanto Company, or Monsanto, Sanofi Genzyme, the specialty care global business unit of Sanofi, or Sanofi Genzyme, and The Medicines Company, or MDCO.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At March 31, 2016, we had an accumulated deficit of $1.35 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. To date, a substantial portion of our total net revenues has been derived from collaboration revenues from strategic alliances with Roche/Arrowhead, Takeda, Cubist, Novartis/Arrowhead, Monsanto,

Sanofi Genzyme and MDCO. We expect our sources of potential funding for the next several years to be derived primarily from existing and new strategic alliances, which may include license and other fees, funded research and development and milestone payments, and proceeds from the sale of equity or debt.

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

Land Purchase

In February 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts for an aggregate of approximately $8.0 million in cash payable for the land and related acquisition costs. We completed the purchase and closed this transaction on April 4, 2016. We intend to construct a manufacturing facility at this site for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We expect to incur approximately $100.0 million in expenditures related to our planned capital investment in this manufacturing facility during 2016.

Credit Agreements

In April 2016, our subsidiary, Alnylam U.S., Inc., entered into credit agreements with Bank of America N.A., or BOA, and Wells Fargo Bank, National Association, or Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that together provide for a $150.0 million term loan facility, and mature in April 2021. Interest on the borrowings will be calculated based on LIBOR plus 0.45 percent. The obligations under the credit agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the credit agreements at such time. See Note 5 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of these credit agreements.

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

Our broad pipeline of investigational RNAi therapeutics is focused in three STArs: Genetic Medicines; Cardio-Metabolic Diseases; and Hepatic Infectious Diseases. The following is a summary of our product development programs in each of our STArs as of April 29, 2016, that identifies those programs in which we have achieved human proof of concept by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies:

DISCOVERY
DEVELOPMENT
PHASE 1
PHASE 2
PHASE 3
GENETIC MEDICINES
Hereditary ATTR Amyloidosis
Patisiran
Revusiran
Hemophilia and Rare Bleeding Disorders
Fitusiran
Complement-Mediated Diseases
ALN-CC5
Hepatic Porphyrias
ALN-AS1
Alpha-1 Antitrypsin Deficiency
ALN-AAT
Primary Hyperoxaluria Type 1
ALN-GO1
ATTR Amyloidosis
ALN-TTRsc02
Beta-Thalassemia/Iron-Overload Disorders
ALN-TMP
Hereditary Angioedema
ALN-F12
Additional Genetic Medicine Programs
CARDIO-METABOLIC DISEASES
Hypercholesterolemia
ALN-PCSsc
Hypertriglyceridemia
ALN-AC3
Mixed Hyperlipidemia/Hypertriglyceridemia
ALN-ANG
Hypertension/Preeclampsia
ALN-AGT
Thromboprophylaxis
ALN-F12
Additional Cardio-Metabolic Programs
HEPATIC INFECTIOUS DISEASES
Hepatitis B Virus Infection
ALN-HBV
Hepatitis D Virus Infection
ALN-HDV
Chronic Liver Infection
ALN-PDL
Additional Hepatic ID Programs
Human Proof of Concept Achieved

During the first quarter of 2016 and recent period, we reported the following updates from our clinical-stage programs:

Genetic Medicine STAr:

•	We advanced investigational RNAi therapeutic programs for the treatment of transthyrethin (TTR)-mediated amyloidosis, or ATTR amyloidosis.

•	We completed enrollment in our APOLLO Phase 3 clinical trial with patisiran for the treatment of hereditary TTR-mediated amyloidosis with polyneuropathy, or hATTR-PN, also known as familial amyloidotic polyneuropathy, or FAP. The study was substantially over enrolled with 225 patients.

•	We expect to report data from the APOLLO clinical trial in mid-2017, and, assuming positive results, we expect to submit a new drug application, or NDA, and a marketing authorization application, for patisiran by the end of 2017 and launch in 2018.

•	We announced complete 18-month data from our ongoing Phase 2 open-label extension, or OLE, study with patisiran.

•	We continued enrollment in our ENDEAVOUR Phase 3 clinical trial of revusiran for the treatment of hereditary TTR-mediated amyloidosis with cardiomyopathy, or hATTR-CM, also known as familial amyloidotic cardiomyopathy, or FAC.

•	We announced that we expect to complete ENDEAVOUR enrollment in late 2016 and report results in mid-2018.

•	We filed a clinical trial application, or CTA, for ALN-TTRsc02, an ESC-GalNAc-siRNA conjugate targeting TTR for the treatment of ATTR amyloidosis, which is expected to enable a once-quarterly subcutaneous dosing regimen. Assuming a positive Phase 1 study, we plan to initiate a Phase 3 clinical trial in 2017.

•	We advanced fitusiran (ALN-AT3) for the treatment of hemophilia and rare bleeding disorders.

•	We initiated dosing of hemophilia patients with inhibitors in Part D of our ongoing Phase 1 clinical trial evaluating a once-monthly subcutaneous dose regimen of fitusiran. Both patients with hemophilia A with inhibitors and hemophilia B with inhibitors have now been dosed with fitusiran.

•	We continued dosing patients in our ongoing Phase 1 OLE study, where once-monthly doses of fitusiran are being administered to patients with moderate or severe hemophilia A or B with or without inhibitors.

•	We announced that we are on track to initiate two Phase 3 clinical trials: the first in mid-2016 in hemophilia A and B patients with inhibitors; and, the second in late 2016 in moderate or severe hemophilia A and B patients without inhibitors.

•	We initiated discussions with global regulatory authorities to confirm specific Phase 3 trial designs.

•	We advanced ALN-CC5 for the treatment of complement-mediated diseases.

•	We reported that we have achieved preliminary evidence for clinical activity in a small number of paroxysmal nocturnal hemoglobinuria, or PNH, patients enrolled in Part C of our ongoing Phase 1/2 clinical trial, and we believe that based on LDH data, the optimal development path for ALN-CC5 in PNH is for eculizumab poor responders and for eculizumab sparing. We plan to present initial data from a small cohort of PNH patients in the ongoing Phase 1/2 study in June 2016.

•	We now plan to transition toward a new Phase 2 study in PNH patients focused on that development plan, which is expected to start by the end of 2016.

•	We also reported that we expect to initiate studies of ALN-CC5 as a monotherapy and/or in combination with anti-C5 monoclonal antibodies in additional complement-mediated disease indications, such as atypical hemolytic uremic syndrome and myasthenia gravis, starting in early 2017.

•	We advanced ALN-AS1 for the treatment of acute hepatic porphyrias.

•	We transitioned to Part C in our ongoing Phase 1 study where ALN-AS1 is being evaluated in porphyria patients with recurrent attacks and plan to initiate a Phase 3 trial in 2017, if the Phase 1 study results are positive.

•	We advanced ALN-AAT for the treatment of alpha-1 antitrypsin deficiency-associated liver disease in a Phase 1 clinical trial.

•	We advanced ALN-GO1 for the treatment of primary hyperoxaluria type 1, or PH1.

•	We initiated a Phase 1/2 clinical trial that is being conducted initially in normal healthy volunteers, and, then, will be conducted in patients with PH1.

•	We received orphan drug designations for ALN-GO1 from the European Medicines Agency and the U.S. Food and Drug Administration, or FDA.

Cardio-Metabolic Disease STAr:

•	MDCO continued enrollment in its Phase 2 ORION-1 trial for ALN-PCSsc for the treatment of atherosclerotic cardiovascular disease.

Hepatic Infectious Disease STAr:

•	We filed and obtained approval for a CTA for ALN-HBV, an investigational RNAi therapeutic targeting the hepatitis B virus, or HBV, genome for the treatment of HBV infection and we are on track to start a Phase 1 study in mid-2016.

                There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate. These risks include the uncertainty of:

•	our ability to discover new product candidates;

•	our ability to progress product candidates into pre-clinical and clinical trials;

•	the scope, rate of progress and cost of our pre-clinical trials and other research and development activities, including those related to developing safe and effective ways of delivering siRNAs into cells and tissues;

•	the scope, rate of progress and cost of any clinical trials we commence;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the terms, timing and success of any collaboration, licensing and other arrangements that we may establish or any development and commercialization activities by any collaborator under such arrangements;

•	the cost, timing and success of regulatory filings and approvals or potential changes in regulations that govern our industry or the way in which they are interpreted or enforced;

•	the cost and timing of establishing sufficient sales, marketing and distribution capabilities;

•	the cost and timing of establishing sufficient manufacturing capabilities and securing clinical and commercial supplies for any product candidates and products that we may develop and ultimately commercialize;

•	limits on our ability to research, develop or manufacture our product candidates as a result of contractual obligations to third parties or intellectual property held by third parties;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and

•	the effect of competing technological and market developments.

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

Strategic Alliances

Our business strategy is to develop and commercialize a broad pipeline of RNAi therapeutic products directed towards our three STArs. As part of this strategy, we have entered into, and expect to enter into additional, collaboration and licensing agreements as a means of obtaining resources, capabilities and funding to advance our investigational RNAi therapeutic programs.

Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in North America and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products principally in territories outside of North America and Western Europe, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights in the United States and European Union, or EU. We currently have a global alliance with MDCO for the development and commercialization of our ALN-PCSsc program.

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. In 2007, we and Ionis formed Regulus Therapeutics Inc., or Regulus, to capitalize on our technology and intellectual property in the field of microRNA therapeutics. Currently, we own approximately 9% of Regulus’ outstanding common stock.

We have entered into license agreements with Ionis, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck Innovation, Cancer Research Technology Limited, or CRT, and Whitehead Institute for Biomedical Research, or Whitehead, as well as a number of other entities, to obtain rights to intellectual property in the field of RNAi. In addition, because delivery of RNAi therapeutics has historically been an important objective of our research activities, we have also evaluated potential collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies. For example, we entered into agreements with Arbutus Biopharma Corporation, or ABC (formerly Tekmira Pharmaceuticals Corporation), Protiva Biotherapeutics, Inc., a wholly owned subsidiary of ABC, and together with ABC, referred to as Arbutus, The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.), among others, related to various lipid nanoparticle, or LNP, delivery technologies. Finally, we have sought, and may seek in the future, funding for the development of our proprietary RNAi therapeutics pipeline from the government and foundations.

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

We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property estate for RNAi therapeutics includes over 2,000 active cases and over 1,100 granted or issued patents, of which over 400 are issued or granted in the United States, the EU, including by the European Patent Office, or EPO, and Japan. We continue to seek to grow our portfolio through the creation of new technology in this field. In addition, we are very active in our evaluation of third-party technologies. To that end, in January 2014, we acquired the RNAi assets of Sirna Therapeutics, Inc., or Sirna, including an extensive patent estate, from Merck Sharp & Dohme Corp., or Merck. The granted patents, applications and know-how obtained through this acquisition further strengthened the breadth and depth of our intellectual property portfolio.

Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on February 12, 2016.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2016	2015
Net revenues from collaborators	$7,345	$18,537
Operating expenses	117,373	70,759
Loss from operations	(110,028)	(52,222)
Net loss	$(102,974)	$(50,777)

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2016	2015
Sanofi Genzyme	$4,415	$1,817
The Medicines Company	2,657	1,983
Takeda	—	5,493
Monsanto	—	5,621
Other	273	3,623

Total net revenues from collaborators	$7,345	$18,537

Net revenues from collaborators decreased during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due primarily to the completion of our performance obligations under the Monsanto agreement in February 2015 and the completion of our revenue amortization under the Takeda agreement in May 2015, partially offset by services performed in connection with our performance obligations under our agreement with Sanofi Genzyme. In addition, net revenues from other collaborators decreased due to the achievement of certain non-recurring milestones from other sources during the three months ended March 31, 2015. We expect net revenues from collaborators to increase during the remainder of 2016 due to expected increases in expense reimbursement and an expected milestone payment under our agreement with Sanofi Genzyme.

We had $70.9 million of deferred revenue at March 31, 2016, which consists primarily of payments we have received from collaborators, primarily Sanofi Genzyme, MDCO, Kyowa Hakko Kirin and Monsanto, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31,	% of Total Operating	Three Months Ended March 31,	% of Total Operating	Increase (Decrease)
	2016	Expenses	2015	Expenses	$	%
Research and development	$96,273	82%	$58,035	82%	$38,238	66%
General and administrative	21,100	18%	12,724	18%	8,376	66%

Total operating expenses	$117,373	100%	$70,759	100%	$46,614	66%

Research and development. The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31,	% of Expense	Three Months Ended March 31,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
Research and development
Clinical trial and manufacturing	$35,644	37%	$24,019	42%	$11,625	48%
Compensation and related	21,070	22%	13,682	24%	7,388	54%
Non-cash stock-based compensation	14,356	15%	5,346	9%	9,010	169%
External services	12,992	13%	6,583	11%	6,409	97%
Facilities-related	7,049	7%	4,736	8%	2,313	49%
Lab supplies and materials	1,834	2%	1,913	3%	(79)	(4)%
Other	3,328	4%	1,756	3%	1,572	90%

Total research and development expenses	$96,273	100%	$58,035	100%	$38,238	66%

Research and development expenses increased during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due primarily to additional expenses for clinical trial and manufacturing and external services resulting from the significant advancement of our Genetic Medicine pipeline. In addition, compensation and related expenses and non-cash stock-based compensation expenses increased during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due primarily to a significant increase in headcount during the period as we expand and advance our development pipeline, as well as the vesting of certain performance-based stock option awards during the first quarter of 2016 upon completion of enrollment in our patisiran Phase 3 clinical trial.

We expect to continue to devote a substantial portion of our resources to research and development expenses, including for the advancement of our Genetic Medicine, Cardio-Metabolic Disease and Hepatic Infectious Disease STArs, to support our goal of three marketed products and ten programs in clinical development, including four late stage programs, by 2020. We expect that on a quarterly basis research and development expenses will increase from the first quarter of 2016 as we continue to develop our pipeline and advance our product candidates into clinical trials, but that such expenses will be variable on a quarterly basis depending on the timing of manufacturing batches, clinical trial enrollment and non-cash stock-based compensation expenses.

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

General and administrative. The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended March 31,	% of Expense	Three Months Ended March 31,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
General and administrative
Non-cash stock-based compensation	$9,124	43%	$2,890	23%	$6,234	216%
Consulting and professional services	5,172	24%	5,236	41%	(64)	(1)%
Compensation and related	4,401	21%	2,957	23%	1,444	49%
Facilities-related	1,018	5%	696	5%	322	46%
Other	1,385	7%	945	8%	440	47%

Total general and administrative expenses	$21,100	100%	$12,724	100%	$8,376	66%

General and administrative expenses increased during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due primarily to an increase in non-cash stock-based compensation expense due to an increase in headcount, as well as the vesting of certain performance-based stock option awards during the first quarter of 2016 upon completion of enrollment in our patisiran Phase 3 clinical trial. For the remainder of 2016, we expect that on a quarterly basis general and administrative expenses will remain relatively consistent with the first quarter of 2016.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2016	2015
Net loss	$(102,974)	$(50,777)
Adjustments to reconcile net loss to net cash used in operating activities	23,256	11,742
Changes in operating assets and liabilities	(3,905)	12,780

Net cash used in operating activities	(83,623)	(26,255)
Net cash provided by (used in) investing activities	117,940	(341,328)
Net cash provided by financing activities	16,066	598,984

Net increase in cash and cash equivalents	50,383	231,401
Cash and cash equivalents, beginning of period	180,895	75,179

Cash and cash equivalents, end of period	$231,278	$306,580

Since we commenced operations in 2002, we have generated significant losses. At March 31, 2016, we had an accumulated deficit of $1.35 billion. At March 31, 2016, we had cash, cash equivalents and fixed income marketable securities of $1.21 billion, compared to cash, cash equivalents and fixed income marketable securities of $1.28 billion at December 31, 2015, in each case excluding our investment in equity securities of Regulus.

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

Sanofi Genzyme has certain rights to purchase additional shares from us under our investor agreement. In January 2015, in connection with our public offering described above, Sanofi Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock, resulting in proceeds to us of $70.7 million. Sanofi Genzyme has the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 196,251 shares of our common stock on January 22, 2015 for $18.3 million and 205,030 shares of our common stock on February 1, 2016 for $14.3 million. This purchase allowed Sanofi Genzyme to maintain its ownership level of our outstanding common stock of approximately 12%.

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the three months ended March 31, 2016.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash provided by or used in operating activities. These non-cash adjustments have historically included stock-based compensation, in-process research and development, intraperiod tax allocation, and depreciation and amortization.

We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to execute on our Alnylam 2020 guidance through the advancement of our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research, development and commercialization efforts.

The increase in net cash used in operating activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due primarily to our net loss.

Investing activities

For the three months ended March 31, 2016 and 2015, net cash provided by or used in investing activities was due primarily to activity related to our fixed income marketable securities in accordance with management of our liquidity needs.

Financing activities

For the three months ended March 31, 2016, net cash of $16.1 million provided by financing activities was due primarily to proceeds of $14.3 million received from our issuance of common stock to Sanofi Genzyme in February 2016. For the three months ended March 31, 2015, net cash of $599.0 million provided by financing activities was due primarily to proceeds of $496.4 million received from our January 2015 underwritten public offering, proceeds of $89.0 million received from our issuances of common stock to Sanofi Genzyme in January 2015, as well as proceeds of $13.6 million from the issuance of common stock in connection with stock option exercises.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, continued management and growth of our patent portfolio, collaborations and general corporate activities. In addition, we expect to expand our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts. We expect to incur approximately $100.0 million in expenditures related to our planned capital investment in this manufacturing facility during 2016. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into credit agreements with BOA and Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that together provide for a $150.0 million term loan facility, and mature in April 2021. Interest on the borrowings will be calculated based on LIBOR plus 0.45 percent. The obligations under the credit agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the credit agreements at such time.

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

Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	our progress in demonstrating that siRNAs can be active as drugs and achieve desired clinical effects;

•	progress in our research and development programs, as well as what may be required by regulatory bodies to advance these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, prepare for commercialization of our product candidates and obtain and maintain licenses to third-party intellectual property;

•	our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost effective manner;

•	our ability to manufacture, or contract with third parties for the manufacture of, our product candidates for clinical testing and commercial sale;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015. We recently entered into credit agreements, related to the build out of our new drug substance manufacturing facility, that provide for a $150.0 million term loan facility, and mature in April 2021. See Note 5 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of these credit agreements. As a result, we expect our contractual obligations through 2021 will increase from the amounts previously disclosed in our 2015 Annual Report on Form 10-K due to the interest on borrowings under the credit agreements which will be calculated based on LIBOR plus 0.45 percent, as well as the principal payments due in 2021.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, certificates of deposit and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2016, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $2.6 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the three months ended March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

University of Utah Litigation

On March 22, 2011, The University of Utah, or Utah, filed a civil complaint in the United States District Court for the District of Massachusetts, or the MA District Court, against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, the Massachusetts Institute of Technology, or MIT, and the University of Massachusetts, or UMass, claiming a professor at Utah is the sole inventor or, in the alternative, a joint inventor, of the Tuschl patents. Utah was seeking changes to the inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, on September 28, 2015, the MA District Court granted both of our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, or the CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages.

On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. On February 16, 2016, we filed our appeal brief with the CAFC. Utah filed a response on April 11, 2016 and our reply is due May 9, 2016. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court. We anticipate a ruling on our appeal by the end of the third quarter of 2016, however, the timing will be determined by the CAFC.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. We and Dicerna agreed to a protective order, which was entered by the Court on November 12, 2015. Discovery is ongoing and we expect discovery to close September 30, 2016.

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

Relatively few product candidates based on these discoveries have ever been tested in humans. siRNAs may not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body, or the ability to enter cells within relevant tissues in order to exert their effects. We currently have only limited data to suggest that we can introduce these properties into siRNAs. We have spent and expect to continue to spend large amounts of money trying to develop siRNAs that possess the properties typically required of drugs, and we may never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

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

We have experienced significant operating losses since our inception. At March 31, 2016, we had an accumulated deficit of $1.35 billion. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues for at least the next several years. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:

•	our ability to develop relatively standard procedures for selecting and modifying siRNA product candidates;

•	our progress in demonstrating that siRNAs can be active as drugs and achieve desired clinical effects;

•	progress in our research and development programs, as well as what may be required by regulatory bodies to advance these programs;

•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the resources, time and costs required to initiate and complete our pre-clinical and clinical studies, obtain regulatory approvals, prepare for the commercialization of our product candidates, and obtain and maintain licenses to third-party intellectual property;

•	our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost effective manner;

•	our ability to manufacture, or contract with third parties for the manufacture of, our product candidates for clinical testing and commercial sale;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes;

•	progress in the research and development programs of Regulus; and

•	the timing, receipt and amount of sales and royalties, if any, from our potential products.

If our estimates and predictions relating to these factors are incorrect, we may need to modify our operating plan.

Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into credit agreements with BOA and Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that together provide for a $150.0 million term loan facility, and mature in April 2021. Interest on the borrowings will be calculated based on LIBOR plus 0.45 percent. During an event of default under either credit agreement, the obligations under such credit agreement will bear interest at a rate per annum equal to the interest rate then in effect plus two percent. The obligations under the credit agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the credit agreements at such time. The credit agreements include restrictive covenants that could limit our flexibility in conducting future business activities and further limit our ability to change the nature of our business and, in the event of insolvency, the lenders would be paid before holders of equity securities received any distribution of corporate assets. If an event of default occurs, the interest rate would increase and the lenders would be entitled to take various actions, including the acceleration of amounts due under the loan. Our ability to satisfy our obligations under the credit agreements and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Sanofi Genzyme provides Sanofi Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Sanofi Genzyme owns less than 7.5% of our outstanding common stock, subject to certain additional limited rights of Sanofi Genzyme to maintain its ownership percentage. In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock. In January 2015, Sanofi Genzyme also exercised its right to purchase 196,251 shares based on its 2014 compensation-related right and its right to purchase 744,566 shares in connection with our public offering. In February 2016, Genzyme purchased an additional 205,030 shares based on its 2015 compensation-related right. These purchases allowed Sanofi Genzyme to maintain its ownership level of approximately 12% of our outstanding common stock. While the exercise of these rights by Sanofi Genzyme has provided us with an additional $126.3 million in cash to date, and while any exercise of these rights by Sanofi Genzyme in the future will provide us with further additional cash, these exercises have caused, and any future exercise of these rights by Sanofi Genzyme will also cause further, dilution to our stockholders.

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

At March 31, 2016, we had $1.21 billion in cash, cash equivalents and fixed income marketable securities, excluding our investment in equity securities of Regulus. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

                We do not currently have any capability for sales or distribution and have early capability for marketing and market access, and limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in North America and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products principally in territories outside of North America and Western Europe, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights in the United States and EU. We currently have a global alliance with MDCO to advance our ALN-PCS program.

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

For certain product candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Sanofi Genzyme and MDCO. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop that or other product candidates internally, or to bring our product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate revenues from these product candidates, and this will substantially harm our business.

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

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop sales and marketing capabilities outside of the United States and EU, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Arbutus regarding the achievement by Arbutus of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015. On March 9, 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. The grounds on which Arbutus may appeal this ruling are limited and Arbutus has until June 8, 2016 to file any such appeal.

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

We have limited manufacturing experience and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.

We have limited manufacturing experience. In order to develop our product candidates, apply for regulatory approvals and commercialize our products, if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practices, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran for late-stage clinical trial use and commercial supply. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we intend to construct a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and finished product we will require for any clinical trials that we initiate and to support the commercial launch of our first several products. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of contract manufacturers for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing agreement with Agilent Technologies, Inc., or Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as additional expense to us. To fulfill our siRNA requirements, we may need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we intend to develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

                In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us.

Given the limited number of suppliers for our delivery technology and drug substance, we have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical use and early commercial supply. During 2015, we scaled our cGMP manufacturing capacity for patisiran and believe we should have adequate resources to supply our commercial needs. In addition, as noted above, we intend to develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. In developing these manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. In addition, the construction and qualification of our drug substance facility is expected to take several years to complete and there are many risks inherent in the construction of a new facility that could result in delays and additional costs. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers of patisiran formulated bulk drug product and drug substance, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

We have no sales or distribution experience and only early capabilities for marketing and market access, and expect to invest significant financial and management resources to establish these capabilities and to establish capabilities in the EU.

We have no sales or distribution experience and only early capabilities for marketing and market access. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize the majority of our products on our own in the United States and EU, and accordingly, we will need to develop internal sales, distribution and marketing capabilities as part of our core product strategy in the United States and the EU, which will require significant financial and management resources. For our Genetic Medicine programs where we will perform sales, marketing and distribution functions ourselves in North America and Western Europe, and for future Cardio-Metabolic and Hepatic Infectious Disease products we successfully develop where we intend to retain significant product development and commercialization rights in the United States and EU, we could face a number of additional risks, including:

•	we may not be able to establish our capabilities and infrastructure in the EU in a timely manner;

•	we may not be able to attract and build a significant marketing or sales force;

•	the cost of establishing a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

If we are unable to develop our own sales, marketing and distribution capabilities in the United States and the EU, we will not be able to successfully commercialize our Genetic Medicine pipeline or our future Cardio-Metabolic and Hepatic Infectious Disease pipelines in our sales territories without reliance on third parties.

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

Our ability to secure additional financing in addition to the credit agreements with BOA and Wells and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions.

Risks Related to Managing Our Operations

If we are unable to attract and retain qualified key management and scientists, development and commercial staff, consultants and advisors, our ability to implement our business plan may be adversely affected.

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

We may have difficulty expanding our operations successfully as we evolve from a U.S.-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.

                We expect that as we increase the number of product candidates we are developing we will also need to expand our operations in the United States and establish operations in the EU. As noted above, we have grown our workforce significantly over the past year and anticipate continuing to add a significant number of additional employees, including employees in the EU, as we focus on achieving our Alnylam 2020 profile. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our operations in the United States and the EU. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities in the United States and the EU or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have multiple programs in clinical development, including two programs in Phase 3 clinical trials, as well as several earlier stage clinical programs. However, we may not be able to further advance these or any other product candidate through clinical trials.

If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, during 2015, we announced updated results from our Phase 1 clinical trial of fitusiran, including initial clinical data on a small number of people with hemophilia. Although the initial clinical data from this trial are encouraging, the data are preliminary in nature, based on a limited number of people with hemophilia, and the fitusiran Phase 1 study is not complete. These data, or other positive data, may not continue for these people with hemophilia or occur for any future patients in this study, and may not be repeated or observed in any future studies. There can be no assurance that this study will ultimately be successful or support further clinical advancement of this product candidate. In addition, in April 2016, we reported that based on preliminary data in our ALN-CC5 Phase 1/2 clinical trial that we expect to present at an upcoming medical meeting, we now plan to pursue a more focused development path in PNH where ALN-CC5 would be being evaluated in eculizumab poor responders and for eculizumab sparing. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, patisiran, revusiran, fitusiran and our other product candidates each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective.

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

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In our patisiran Phase 2 OLE study in FAP patients, based on complete 18-month data reported from 27 FAP patients as of the data cutoff on February 23, 2016, the most common drug-related or possibly drug-related adverse events, or AEs, were flushing and infusion-related reactions, which were all mild in severity and did not result in any discontinuations. There were eight reports of serious adverse events, or SAEs, in five patients, all of which were unrelated to study drug, including one discontinuation for gastroesophageal cancer at approximately 20 months in a patient who subsequently died. After the data cut-off date, an additional unrelated SAE of myocardial infarction was reported in a 79 year-old patient who subsequently died after having completed the full 24 months of treatment. The most common AE in our revusiran Phase 2 study was injection site reactions, or ISRs. The next most common adverse event in our Phase 2 study of revusiran was a low incidence of transient mild liver function test changes that, in all cases, resolved without discontinuing therapy. During 2015, we reported initial data from our revusiran Phase 2 OLE study for 18 patients who had reached the six-month endpoint as of the data transfer date of October 12, 2015. SAEs were observed in eight patients, including one death due to infiltrative cardiomyopathy; none of these SAEs were deemed to be related to the study drug. The majority of the AEs were mild or moderate in severity; ISRs were reported in 11 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of October 12, 2015. The occurrence of AEs can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we could be required to adopt a similar plan, known as a risk management plan, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of the drug product required as a condition of approval or agreed to by us. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with cGMP requirements and good clinical practices requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

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

The manufacturer and manufacturing facilities we use to make our product candidates, including our Cambridge facility, our future Norton facility and Agilent and other third-party manufacturers, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. To date, our Cambridge manufacturing facility has not been subject to an inspection by any regulatory authority. The discovery of any new or previously unknown problems with us or our third-party manufacturers, or our or their manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran for Phase 3 clinical and commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we intend to construct a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

Other factors that we believe will materially affect market acceptance of our product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety and efficacy of our product candidates, as demonstrated in clinical trials and as compared with alternative treatments, if any;

•	relative convenience and ease of administration of our product candidates;

•	the willingness of patients to accept potentially new routes of administration or new or different therapeutic approaches and mechanisms of action;

•	the success of our physician education programs;

•	the availability of adequate government and third-party payor reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments; and

•	availability of alternative effective treatments for the diseases that product candidates we develop are intended to treat and the relative risks, benefits and costs of those treatments.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are actively monitoring these regulations as several of our programs move into late stages of development, however, a number of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected.

We currently expect that some of the drugs we develop may need to be administered under the supervision of a physician or other healthcare professional on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if:

•	they are incident to a physician’s services;

•	they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice; and

•	they have been approved by the FDA and meet other requirements of the statute.

                There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution or that covers a particular provider’s cost of acquiring the drug. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the MA District Court, against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah was seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, in September 2015, the MA District Court granted our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal from this ruling to the CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015 we filed a notice of appeal of this ruling with the CAFC. On February 16, 2016, we filed our appeal brief with the CAFC. Utah filed a response on April 11, 2016 and our reply is due May 9, 2016. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court. We anticipate a ruling on our appeal by the end of the third quarter of 2016, however, the timing will be determined by the CAFC.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, in 2013, Arbutus (formerly Tekmira) notified us that it believed it had achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We notified Arbutus that we did not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Arbutus had not yet met the conditions of the milestone and was not entitled to payment at the time. The Arbutus arbitration hearing was held in May 2015. On March 9, 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. The grounds on which Arbutus may appeal this ruling are limited and Arbutus has until June 8, 2016 to file any such appeal.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we are developing patisiran for the treatment of hATTR-PN. We have completed enrollment in our ongoing Phase 3 clinical trial and expect to report data from the Phase 3 clinical trial in 2017. We are aware of other approved products used to treat this disease, including tafamadis, marketed by Pfizer, as well as product candidates in various stages of clinical development, including an investigational drug being developed for which Ionis has completed enrollment in an ongoing Phase 3 clinical trial. Patisiran may not compete favorably with these products and product candidates, and even if approved, it may not achieve commercial success.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Ionis (formerly Isis), Benitec Ltd., Arrowhead and its subsidiary, Calando Pharmaceuticals, Inc., Arbutus, Quark, Sylentis S.A. and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any of these companies may develop its RNAi technology more rapidly and more effectively than us.

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

This sale did not involve a public offering and is therefore exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS.

10.1	2016 Annual Incentive Program.

10.2	Amended and Restated 2009 Stock Incentive Plan, as amended.

10.3	Purchase and Sale Agreement entered into as of February 10, 2016 by and between 20 Commerce LLC and the Registrant, as amended.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: May 4, 2016	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2016	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)