Form 10-Q
period 2016-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2016-08-04
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 29, 2016, the registrant had 85,724,637 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$271,076	$180,895
Marketable securities	571,994	848,217
Investment in equity securities of Regulus Therapeutics Inc.	13,332	51,419
Billed and unbilled collaboration receivables	9,514	8,298
Prepaid expenses and other current assets	22,152	16,559

Total current assets	888,068	1,105,388
Marketable securities	287,229	251,839
Property and equipment, net	55,394	27,812
Restricted investments	150,000	—
Other assets	1,471	1,471

Total assets	$1,382,162	$1,386,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,824	$16,787
Accrued expenses	37,551	28,798
Deferred rent	1,315	1,162
Deferred revenue	18,885	15,352

Total current liabilities	70,575	62,099
Deferred rent, net of current portion	6,518	5,431
Deferred revenue, net of current portion	54,810	52,965
Long-term debt	150,000	—
Other liabilities	1,777	1,301

Total liabilities	283,680	121,796

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 85,572,768 shares issued and outstanding at June 30, 2016; 85,090,968 shares issued and outstanding at December 31, 2015	856	851
Additional paid-in capital	2,565,728	2,506,197
Accumulated other comprehensive (loss) income	(28,296)	4,369
Accumulated deficit	(1,439,806)	(1,246,703)

Total stockholders’ equity	1,098,482	1,264,714

Total liabilities and stockholders’ equity	$1,382,162	$1,386,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues from collaborators	$8,709	$8,685	$16,054	$27,222

Operating expenses:
Research and development (1)	83,172	67,007	179,445	125,042
General and administrative (1)	17,987	14,622	39,087	27,346

Total operating expenses	101,159	81,629	218,532	152,388

Loss from operations	(92,450)	(72,944)	(202,478)	(125,166)

Other income:
Interest income	2,092	1,619	3,905	2,633
Other income (expense)	229	(27)	5,470	(27)

Total other income	2,321	1,592	9,375	2,606

Loss before income taxes	(90,129)	(71,352)	(193,103)	(122,560)
Provision for income taxes	—	(431)	—	—

Net loss	$(90,129)	$(71,783)	$(193,103)	$(122,560)

Net loss per common share - basic and diluted	$(1.05)	$(0.85)	$(2.26)	$(1.47)

Weighted-average common shares used to compute basic and diluted net loss per common share	85,545	84,353	85,411	83,219

Comprehensive loss:
Net loss	$(90,129)	$(71,783)	$(193,103)	$(122,560)
Unrealized loss on marketable securities, net of tax	(18,331)	(33,623)	(26,555)	(30,001)
Reclassification adjustment for realized gain on marketable securities included in net loss	(954)	—	(6,110)	—

Comprehensive loss	$(109,414)	$(105,406)	$(225,768)	$(152,561)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$9,277	$6,149	$23,633	$11,495
General and administrative	6,539	4,030	15,663	6,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(193,103)	$(122,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,612	8,711
Non-cash stock-based compensation	39,296	18,415
Charge for 401(k) company stock match	781	521
Realized gain on sale of marketable securities	(6,110)	—
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	(1,216)	30,534
Prepaid expenses and other assets	(5,593)	(5,090)
Accounts payable	(3,590)	(1,195)
Accrued expenses and other	1,717	(6,909)
Deferred revenue	5,378	(4,138)

Net cash used in operating activities	(153,828)	(81,711)

Cash flows from investing activities:
Purchases of property and equipment	(24,380)	(3,374)
Purchases of restricted cash and investments	(150,000)	(288)
Purchases of marketable securities	(357,992)	(817,670)
Sales and maturities of marketable securities	605,977	373,068

Net cash provided by (used in) investing activities	73,605	(448,264)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	6,266	20,763
Proceeds from issuance of common stock, net of offering costs	—	496,400
Proceeds from issuance of common stock to Sanofi Genzyme	14,301	89,018
Proceeds from issuance of long-term debt	150,000	—
Payments for repurchase of common stock for employee tax withholding	(163)	(123)

Net cash provided by financing activities	170,404	606,058

Net increase in cash and cash equivalents	90,181	76,083
Cash and cash equivalents, beginning of period	180,895	75,179

Cash and cash equivalents, end of period	$271,076	$151,262

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

Net Loss Per Common Share

We compute basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding. We compute diluted net loss per common share by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At June 30,
	2016	2015
Options to purchase common stock	10,377	8,496
Unvested restricted common stock	179	27

	10,556	8,523

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At June 30, 2016, the balance in our accumulated other comprehensive loss was composed primarily of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We recognized $1.0 million and $6.1 million of realized gains from sales of our Regulus available-for-sale securities as other income on our condensed consolidated statements of comprehensive loss during the three and six months ended June 30, 2016, respectively. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive loss. We did not record any impairment charges related to our fixed income marketable securities during the six months ended June 30, 2016 or 2015. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities and money market funds.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. In March 2016, the FASB issued amendments to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued amendments to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations. In May 2016, the FASB issued amendments related to collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and transition. Early adoption is permitted any time after the original effective date, which for us is January 1, 2017. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the timing and method of our adoption as well as the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

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

2. COLLABORATION AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2016	2015	2016	2015
Sanofi Genzyme	$5,387	$2,610	$9,802	$4,427
The Medicines Company	3,268	2,648	5,925	4,631
Takeda	—	3,374	—	8,867
Monsanto	—	—	—	5,621
Other	54	53	327	3,676

Total net revenues from collaborators	$8,709	$8,685	$16,054	$27,222

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

We determined that the deliverables for the programs on which Sanofi Genzyme was collaborating with us upon initiation of the 2014 collaboration included the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Sanofi Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Sanofi Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the 2014 Sanofi Genzyme collaboration, the last deliverables for patisiran and revusiran are expected to be completed within approximately six years from the closing date of the transaction and the last deliverables for fitusiran are expected to be completed within approximately five years from the date Sanofi Genzyme elected to opt into our fitusiran clinical development program under the regional license terms. We determined that the total cash received from Sanofi Genzyme under the now superseded 2012 Sanofi Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Sanofi Genzyme collaboration. Therefore we are recognizing the $33.5 million of deferred revenue under the 2012 Sanofi Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs, which, as noted above, is currently approximately six years. As consideration is achieved, including any milestones or reimbursement for development activities, we recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis.

The following table presents information related to the 2014 Sanofi Genzyme collaboration, in thousands:

Excess of fair value of our common stock issued to Sanofi Genzyme in February 2014	$(51,450)
Deferred revenue remaining under the 2012 Sanofi Genzyme agreement upon execution of the 2014 Sanofi Genzyme collaboration	33,500
Milestone payment received:
Year-ended December 31, 2014	25,000
Expense reimbursement from Sanofi Genzyme:
Year-ended December 31, 2015	33,949
Quarter-ended March 31, 2016	8,801
Quarter-ended June 30, 2016	9,943

Total consideration as of June 30, 2016	$59,743

Cumulative revenue recognized as of June 30, 2016	$21,176
Deferred revenue as of June 30, 2016	$38,567

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At June 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$255,480	$255,480	$—	$—
Marketable securities (fixed income):
Certificates of deposit	6,299	—	6,299	—
Commercial paper	18,167	—	18,167	—
Corporate notes	555,761	—	555,761	—
U.S. government-sponsored enterprise securities	239,712	—	239,712	—
U.S. treasury securities	39,284	—	39,284	—
Marketable securities (Regulus equity holdings)	13,332	13,332	—	—
Restricted cash (Money market funds)	1,471	1,471	—	—

Total	$1,129,506	$270,283	$859,223	$—

Description	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,998	$—	$3,998	$—
Corporate notes	4,843	—	4,843	—
U.S. government-sponsored enterprise securities	10,000	—	10,000	—
Money market funds	148,612	148,612	—	—
Marketable securities (fixed income):
Certificates of deposit	10,498	—	10,498	—
Commercial paper	38,110	—	38,110	—
Corporate notes	904,909	—	904,909	—
Municipal debt securities	9,000	—	9,000	—
U.S. government-sponsored enterprise securities	61,396	—	61,396	—
U.S. treasury securities	76,143	—	76,143	—
Marketable securities (Regulus equity holdings)	51,419	51,419	—	—
Restricted cash (Money market funds)	1,471	1,471	—	—

Total	$1,320,399	$201,502	$1,118,897	$—

During the six months ended June 30, 2016, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt at June 30, 2016, computed pursuant to a discounted cash flow technique using a market interest rate, was $150.2 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

4. MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at June 30, 2016 and 2015, and for the activity recorded for the three months ended June 30, 2016 and 2015, in thousands:

Description	At March 31, 2016	Sales of Regulus Shares During Three Months Ended June 30, 2016	All Other Activity During Three Months Ended June 30, 2016	Balance at June 30, 2016
Carrying value	$9,911	$(574)	$—	$9,337
Accumulated other comprehensive income (loss), before tax	24,023	(954)	(19,074)	3,995

Investment in equity securities of Regulus, as reported	$33,934	$(1,528)	$(19,074)	$13,332

Accumulated other comprehensive income (loss), before tax	$24,023	$(954)	$(19,074)	$3,995
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)

Accumulated other comprehensive income (loss), net of tax	$(8,769)	$(954)	$(19,074)	$(28,797)

Description	At March 31, 2015	Sales of Regulus Shares During Three Months Ended June 30, 2015	All Other Activity During Three Months Ended June 30, 2015	Balance at June 30, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income (loss), before tax	87,955	—	(35,262)	52,693

Investment in equity securities of Regulus, as reported	$99,890	$—	$(35,262)	$64,628

Accumulated other comprehensive income (loss), before tax	$87,955	$—	$(35,262)	$52,693
Intraperiod tax allocation recorded as a benefit from income taxes	(33,223)	—	431	(32,792)
Intraperiod tax allocation recorded as an accrued liability	(2,004)	—	2,004	—

Accumulated other comprehensive income (loss), net of tax	$52,728	$—	$(32,827)	$19,901

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at June 30, 2016 and 2015, and the activity for the six months ended June 30, 2016 and 2015, in thousands:

Description	At December 31, 2015	Sales of Regulus Shares During Six Months Ended June 30, 2016	All Other Activity During Six Months Ended June 30, 2016	Balance at June 30, 2016
Carrying value	$11,935	$(2,598)	$—	$9,337
Accumulated other comprehensive income (loss), before tax	39,484	(6,110)	(29,379)	3,995

Investment in equity securities of Regulus, as reported	$51,419	$(8,708)	$(29,379)	$13,332

Accumulated other comprehensive income (loss), before tax	$39,484	$(6,110)	$(29,379)	$3,995
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)

Accumulated other comprehensive income (loss), net of tax	$6,692	$(6,110)	$(29,379)	$(28,797)

Description	At December 31, 2014	Sales of Regulus Shares During Six Months Ended June 30, 2015	All Other Activity During Six Months Ended June 30, 2015	Balance at June 30, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income (loss), before tax	82,648	—	(29,955)	52,693

Investment in equity securities of Regulus, as reported	$94,583	$—	$(29,955)	$64,628

Accumulated other comprehensive income (loss), before tax	$82,648	$—	$(29,955)	$52,693
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)

Accumulated other comprehensive income (loss), net of tax	$49,856	$—	$(29,955)	$19,901

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at June 30, 2016 and December 31, 2015, in thousands:

	At June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,299	$—	$—	$6,299
Commercial paper	18,167	—	—	18,167
Corporate notes	555,694	256	(189)	555,761
U.S. government-sponsored enterprise securities	239,578	156	(22)	239,712
U.S. treasury securities	39,237	47	—	39,284

Total	$858,975	$459	$(211)	$859,223

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,498	$—	$—	$10,498
Commercial paper	38,113	—	(3)	38,110
Corporate notes	907,119	4	(2,214)	904,909
Municipal debt securities	9,000	—	—	9,000
U.S. government-sponsored enterprise securities	61,463	24	(91)	61,396
U.S. treasury securities	76,186	4	(47)	76,143

Total	$1,102,379	$32	$(2,355)	$1,100,056

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at June 30, 2016, in thousands:

	At June 30, 2016
	Amortized Cost	Fair Value
Less than one year	$572,008	$571,994
Greater than one year but less than two years	286,967	287,229

Total	$858,975	$859,223

5. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

On February 10, 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts for approximately $8.0 million for the land and related acquisition costs. We completed the purchase and closed this transaction on April 4, 2016. We have commenced construction of a manufacturing facility at this site for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. At June 30, 2016, property and equipment, net on our condensed consolidated balance sheets reflects $17.1 million of land and associated costs related to the construction of our drug substance manufacturing facility.

Credit Agreeements

On April 29, 2016, we entered into (i) a Credit Agreement, or the BOA Credit Agreement, with Alnylam U.S., Inc., our wholly-owned subsidiary, as the borrower, us, as a guarantor, and Bank of America N.A., or BOA, as the lender and (ii) a Credit Agreement, or the Wells Credit Agreement, together with the BOA Credit Agreement, the Credit Agreements, by and among Alnylam U.S., Inc., as the borrower, us, as a guarantor, and Wells Fargo Bank, National Association, or Wells, as the lender. The Credit Agreements were entered into in connection with the planned build out of our new drug substance manufacturing facility.

The BOA Credit Agreement provides for a $120.0 million term loan facility and matures on April 29, 2021. The Wells Credit Agreement provides for a $30.0 million term loan facility and matures on April 29, 2021. The proceeds of the borrowing under each of the BOA Credit Agreement and the Wells Credit Agreement are to be used for working capital and general corporate purposes. Interest on borrowings under the Credit Agreements is calculated based on LIBOR plus 0.45 percent, except in the event of default. The borrower may prepay loans under each of the BOA Credit Agreement and the Wells Credit Agreement at any time, without premium or penalty, subject to certain notice requirements and LIBOR breakage costs.

The obligations of the borrower under each Credit Agreement are guaranteed by us. The obligations of the borrower and us under each Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100% of the principal amount of all term loans outstanding under such Credit Agreement at such time. At June 30, 2016, we have recorded $150.0 million of cash collateral in connection with the Credit Agreements as restricted investments on our condensed consolidated balance sheets. Each of the lenders and the borrower have agreed to consider the appropriateness of a change in the type of approved collateral on a periodic basis throughout the term of the Credit Agreements; provided that any such change to the type of such approved collateral shall be made only upon each of the lender’s and the borrower’s consent.

Each Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants, including quarterly reporting obligations. Each Credit Agreement also contains certain customary events of default, including nonpayment of principal or interest, material inaccuracy of representations, failure to comply with covenants, cross-defaults to certain other indebtedness, invalidity of any loan document relating to such Credit Agreement, judgments having a material adverse effect, insolvency events and change of control. If an event of default occurs and is continuing under either Credit Agreement, the entire outstanding balance under such Credit Agreement may become immediately due and payable.

Several of the lenders under each of the Credit Agreements, as well as their affiliates, have various relationships with us and our subsidiaries involving the provision of financial services, such as investment banking, commercial banking, advisory, cash management, custody and corporate credit card services for which they receive customary fees and may do so in the future.

During the three and six months ended June 30, 2016, we recorded $0.7 million of interest expense related to the Credit Agreements that are reflected in other income (expense) on our condensed consolidated statements of comprehensive loss.

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

On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. On February 16, 2016, we filed our appeal brief with the CAFC. Utah filed a response on April 11, 2016 and our reply was filed May 9, 2016. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court. We anticipate a ruling on our appeal by the end of the fourth quarter of 2016, however, the timing will be determined by the CAFC.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck Sharp & Dohme Corp., including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. We and Dicerna agreed to a protective order, which was entered by the Court on November 12, 2015. Discovery is ongoing and we now expect discovery to close on November 21, 2016.

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

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At June 30, 2016, we had an accumulated deficit of $1.44 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and general administrative costs. As a result of planned expenditures for research and development activities relating to our drug development programs, clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including European operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

In addition, in April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million of term loan agreements with Bank of America N.A., or BOA, and Wells Fargo Bank, National Association, or Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. See Note 5 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of these credit agreements.

Recent Development

Lease Extension

On August 2, 2016, we entered into an amendment to our non-cancelable real property lease agreement, or the BMR-665 Concord Avenue Lease, with BMR-Fresh Pond Research Park LLC for our manufacturing facility for patisiran formulated bulk drug product. Under the BMR-665 Concord Avenue Lease, we lease approximately 15,000 square feet of office and laboratory space located at 665 Concord Avenue, Cambridge, Massachusetts. Pursuant to the amendment, we extended the term, which was set to expire in August 2017, for an additional five years, through August 31, 2022. We have the option to extend the BMR-665 Concord Avenue Lease for one additional five-year period.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses. In early 2015, we launched our guidance for the advancement and commercialization of RNAi therapeutics as a whole new class of innovative medicines. Specifically, by the end of 2020, we expect to achieve a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs: Genetic Medicines; Cardio-Metabolic Diseases; and Hepatic Infectious Diseases.

The following is a summary of our product development programs in each of our STArs as of July 31, 2016, that identifies those programs in which we have achieved human proof of concept by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies:

Alnylam Development Pipeline

DISCOVERY
DEVELOPMENT
PHASE 1
PHASE 2
PHASE 3
GENETIC MEDICINES
Hereditary ATTR Amyloidosis
Patisiran
Revusiran
Hemophilia and Rare Bleeding Disorders
Fitusiran
Complement-Mediated Diseases
ALN-CC5
Hepatic Porphyrias
ALN-AS1
Alpha-1 Antitrypsin Deficiency
ALN-AAT
Primary Hyperoxaluria Type 1
ALN-GO1
Hereditary ATTR Amyloidosis
ALN-TTRsc02
Beta-Thalassemia/Iron-Overload Disorders
ALN-TMP
Hereditary Angioedema
ALN-F12
Additional Genetic Medicine Programs
CARDIO-METABOLIC DISEASES
Hypercholesterolemia
ALN-PCSsc
Hypertriglyceridemia
ALN-AC3
Mixed Hyperlipidemia/Hypertriglyceridemia
ALN-ANG
Hypertension/Preeclampsia
ALN-AGT
Thromboprophylaxis
ALN-F12
Additional Cardio-Metabolic Programs
HEPATIC INFECTIOUS DISEASES
Hepatitis B Virus Infection
ALN-HBV
Hepatitis D Virus Infection
ALN-HDV
Chronic Liver Infection
ALN-PDL
Additional Hepatic ID Programs
Human Proof of Concept Achieved

During the second quarter of 2016 and recent period, we reported the following updates from our clinical-stage programs:

Genetic Medicine STAr:

•	We advanced investigational RNAi therapeutic programs for the treatment of transthyrethin (TTR)-mediated amyloidosis, or ATTR amyloidosis.

•	We reported positive initial 24-month data from our ongoing Phase 2 open-label extension, or OLE, study with patisiran for the treatment of hereditary ATTR amyloidosis with polyneuropathy, or hATTR-PN. Results showed that patisiran can potentially halt or improve neuropathy progression. Patisiran administration was also found to be generally well tolerated in hATTR-PN patients out to 25 months, with no drug-related serious adverse events, or SAEs, reported through the data transfer date.

•	We presented baseline demographic data from our APOLLO Phase 3 study of patisiran, revealing enrollment of a globally representative patient population with a wide range of disease severity and TTR mutations.

•	We reported initial 12-month results from our ongoing Phase 2 OLE study with revusiran for the treatment of hereditary TTR-mediated amyloidosis with cardiomyopathy, or hATTR-CM.

•	We initiated a Phase 1 clinical trial for ALN-TTRsc02, an Enhanced Stabilization Chemistry (ESC)-GalNAc-siRNA conjugate targeting TTR for the treatment of ATTR amyloidosis, which is expected to enable a low volume, once-quarterly, subcutaneous dosing regimen.

•	We advanced fitusiran (ALN-AT3) for the treatment of hemophilia and rare bleeding disorders.

•	We reported positive interim Phase 1 clinical results. Specifically, fitusiran achieved a median estimated annualized bleeding rate of zero in hemophilia patients without inhibitors. In the initial low-dose cohort of patients with inhibitors, fitusiran achieved antithrombin lowering, increased thrombin generation and preliminary evidence for reduced bleeding. Fitusiran administration was generally well tolerated in patients with and without inhibitors, with no SAEs related to study drug, and no thromboembolic events or laboratory evidence of pathologic clot formation through the data transfer date.

•	We continued dosing hemophilia patients in our ongoing Phase 1/2 OLE study, with patients currently having received up to 13 months of dosing.

•	We updated our guidance regarding the initiation of Phase 3 clinical trials for fitusiran and now plan to start studies in early 2017.

•	We advanced ALN-CC5 for the treatment of complement-mediated diseases.

•	We reported initial clinical results in patients with paroxysmal nocturnal hemoglobinuria, or PNH, from our ongoing Phase 1/2 study of ALN-CC5. Initial data support the potential for ALN-CC5 to reduce the dose and frequency of eculizumab, as well as to improve disease control in eculizumab inadequate responders. ALN-CC5 was generally well tolerated in patients with PNH after multiple doses, with the majority of adverse events, or AEs, being mild or moderate in severity. There were no drug related SAEs or discontinuations due to AEs in the study through the data transfer date.

•	We announced that the European Medicines Agency has granted Orphan Drug Designation to ALN-AS1 for the treatment of acute hepatic porphyrias.

Cardio-Metabolic Disease STAr:

•	MDCO announced completion of enrollment in its Phase 2 ORION-1 study for ALN-PCSsc (also known as PCSK9si). The trial enrolled 501 patients with atherosclerotic cardiovascular disease, exceeding the original enrollment target of 480 patients.

Hepatic Infectious Disease STAr:

•	We initiated a Phase 1/2 clinical trial with ALN-HBV, an investigational RNAi therapeutic targeting the hepatitis B virus, or HBV, genome for the treatment of HBV infection.

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

Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in North America and Western Europe, and Sanofi Genzyme has the right to develop and commercialize our current and future Genetic Medicine products principally in territories outside of North America and Western Europe, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights in the United States and European Union, or EU. We currently have a global alliance with MDCO for the development and commercialization of our ALN-PCSsc program.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues from collaborators	$8,709	$8,685	$16,054	$27,222
Operating expenses	101,159	81,629	218,532	152,388
Loss from operations	(92,450)	(72,944)	(202,478)	(125,166)
Net loss	$(90,129)	$(71,783)	$(193,103)	$(122,560)

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2016	2015	2016	2015
Sanofi Genzyme	$5,387	$2,610	$9,802	$4,427
The Medicines Company	3,268	2,648	5,925	4,631
Takeda	—	3,374	—	8,867
Monsanto	—	—	—	5,621
Other	54	53	327	3,676

Total net revenues from collaborators	$8,709	$8,685	$16,054	$27,222

Net revenues from collaborators during the three months ended June 30, 2016 were consistent with the three months ended June 30, 2015 and represented increased services performed in connection with our performance obligations under our alliances during the three months ended June 30, 2016, offset by the completion of our revenue amortization under the Takeda agreement in May 2015. Net revenues from collaborators decreased during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due primarily to the completion of our performance obligations under the Monsanto agreement in February 2015 and the completion of our revenue amortization under the Takeda agreement in May 2015, partially offset by services performed in connection with our performance obligations under our agreement with Sanofi Genzyme. In addition, net revenues from other collaborators during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 decreased due to the achievement of certain non-recurring milestones from other sources during the three months ended March 31, 2015. We expect net revenues from collaborators to increase during the second half of 2016 due to an expected increase in expense reimbursement from Sanofi Genzyme. Given the updated timeline with respect to the start of Phase 3 clinical trials for fitusiran, we now expect to receive our next milestone payment from Sanofi Genzyme in 2017.

We had $73.7 million of deferred revenue at June 30, 2016, which consists primarily of payments we have received from collaborators, primarily Sanofi Genzyme, MDCO, Kyowa Hakko Kirin and Monsanto, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended June 30,	% of Total Operating	Three Months Ended June 30,	% of Total Operating	Increase (Decrease)
	2016	Expenses	2015	Expenses	$	%
Research and development	$83,172	82%	$67,007	82%	$16,165	24%
General and administrative	17,987	18%	14,622	18%	3,365	23%

Total operating expenses	$101,159	100%	$81,629	100%	$19,530	24%

	Six Months Ended June 30,	% of Total Operating	Six Months Ended June 30,	% of Total Operating	Increase (Decrease)
	2016	Expenses	2015	Expenses	$	%
Research and development	$179,445	82%	$125,042	82%	$54,403	44%
General and administrative	39,087	18%	27,346	18%	11,741	43%

Total operating expenses	$218,532	100%	$152,388	100%	$66,144	43%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended June 30,	% of Expense	Three Months Ended June 30,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
Research and development
Clinical trial and manufacturing	$30,073	36%	$28,885	43%	$1,188	4%
Compensation and related	21,391	26%	14,140	21%	7,251	51%
External services	9,970	12%	7,321	11%	2,649	36%
Non-cash stock-based compensation	9,277	11%	6,149	9%	3,128	51%
Facilities-related	7,397	9%	5,098	8%	2,299	45%
Lab supplies and materials	1,883	2%	2,012	3%	(129)	(6)%
Other	3,181	4%	3,402	5%	(221)	(6)%

Total research and development expenses	$83,172	100%	$67,007	100%	$16,165	24%

Research and development expenses increased during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due primarily to additional compensation and related expenses and non-cash stock-based compensation expenses during the three months ended June 30, 2016 as a result of a significant increase in headcount during the period as we expand and advance our development pipeline. In addition, clinical trial and manufacturing and external services increased during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 as a result of the significant advancement of our Genetic Medicine pipeline.

	Six Months Ended June 30,	% of Expense	Six Months Ended June 30,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
Research and development
Clinical trial and manufacturing	$65,717	37%	$52,904	42%	$12,813	24%
Compensation and related	42,461	24%	27,822	22%	14,639	53%
Non-cash stock-based compensation	23,633	13%	11,495	9%	12,138	106%
External services	22,962	13%	13,904	11%	9,058	65%
Facilities-related	14,446	8%	9,834	8%	4,612	47%
Lab supplies and materials	3,717	2%	3,925	3%	(208)	(5)%
Other	6,509	3%	5,158	5%	1,351	26%

Total research and development expenses	$179,445	100%	$125,042	100%	$54,403	44%

Research and development expenses increased during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due primarily to additional compensation and related expenses and non-cash stock-based compensation expenses as a result of a significant increase in headcount during the period as we expand and advance our development pipeline, as well as the vesting of certain performance-based stock option awards during the first quarter of 2016 upon completion of enrollment in our patisiran Phase 3 clinical trial. In addition, clinical trial and manufacturing and external services increased during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 as a result of the significant advancement of our Genetic Medicine pipeline.

We expect to continue to devote a substantial portion of our resources to research and development expenses, including for the advancement of our Genetic Medicine, Cardio-Metabolic Disease and Hepatic Infectious Disease STArs, to support our goal of three marketed products and ten programs in clinical development, including four late stage programs, by 2020. We expect that research and development expenses during the second half of 2016 will increase compared to the first half of 2016 as we continue to develop our pipeline and advance our product candidates into clinical trials, but that such expenses will be variable on a quarterly basis depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and non-cash stock-based compensation expenses.

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

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended June 30,	% of Expense	Three Months Ended June 30,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
General and administrative
Non-cash stock-based compensation	$6,539	36%	$4,030	27%	$2,509	62%
Consulting and professional services	4,834	27%	6,164	42%	(1,330)	(22)%
Compensation and related	4,295	24%	2,586	18%	1,709	66%
Facilities-related	1,099	6%	971	7%	128	13%
Other	1,220	7%	871	6%	349	40%

Total general and administrative expenses	$17,987	100%	$14,622	100%	$3,365	23%

General and administrative expenses increased during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due primarily to an increase in non-cash stock-based compensation expense resulting from an increase in headcount, partially offset by lower consulting and professional services, primarily legal activities.

	Six Months Ended June 30,	% of Expense	Six Months Ended June 30,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
General and administrative
Non-cash stock-based compensation	$15,663	40%	$6,920	25%	$8,743	126%
Consulting and professional services	10,006	26%	11,400	42%	(1,394)	(12)%
Compensation and related	8,696	22%	5,543	20%	3,153	57%
Facilities-related	2,117	5%	1,667	6%	450	27%
Other	2,605	7%	1,816	7%	789	43%

Total general and administrative expenses	$39,087	100%	$27,346	100%	$11,741	43%

General and administrative expenses increased during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due primarily to an increase in non-cash stock-based compensation expense resulting from an increase in headcount, as well as the vesting of certain performance-based stock option awards during the first quarter of 2016 upon completion of enrollment in our patisiran Phase 3 clinical trial, partially offset by lower consulting and professional services, primarily legal activities. We expect that general and administrative expenses during the second half of 2016 will remain relatively consistent with the first half of 2016.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2016	2015
Net loss	$(193,103)	$(122,560)
Adjustments to reconcile net loss to net cash used in operating activities	42,579	27,647
Changes in operating assets and liabilities	(3,304)	13,202

Net cash used in operating activities	(153,828)	(81,711)
Net cash provided by (used in) investing activities	73,605	(448,264)
Net cash provided by financing activities	170,404	606,058

Net increase in cash and cash equivalents	90,181	76,083
Cash and cash equivalents, beginning of period	180,895	75,179

Cash and cash equivalents, end of period	$271,076	$151,262

Since we commenced operations in 2002, we have generated significant losses. At June 30, 2016, we had an accumulated deficit of $1.44 billion. At June 30, 2016, we had cash, cash equivalents and fixed income marketable securities of $1.13 billion, compared to cash, cash equivalents and fixed income marketable securities of $1.28 billion at December 31, 2015, in each case excluding our investment in equity securities of Regulus and the $150.0 million of restricted investments related to the term loan agreements with BOA and Wells.

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

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the six months ended June 30, 2016.

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

The increase in net cash used in operating activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due primarily to our net loss.

Investing activities

For the six months ended June 30, 2016 and 2015, net cash provided by or used in investing activities was due primarily to activity related to our fixed income marketable securities in accordance with management of our liquidity needs. For the six months ended June 30, 2016, there were $150.0 million of purchases of restricted investments related to the term loan agreements with BOA and Wells, as well as purchases of property and equipment of $24.4 million primarily in connection with our construction of a drug substance manufacturing facility.

Financing activities

For the six months ended June 30, 2016, net cash of $170.4 million provided by financing activities was due primarily to the term loan agreements with BOA and Wells, as well as proceeds of $14.3 million received from our issuance of common stock to Sanofi Genzyme in February 2016. For the six months ended June 30, 2015, net cash of $606.1 million provided by financing activities was due primarily to proceeds of $496.4 million received from our January 2015 underwritten public offering, proceeds of $89.0 million received from our issuances of common stock to Sanofi Genzyme in January 2015, as well as proceeds of $20.8 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including European operations, continued management and growth of our patent portfolio, collaborations and general corporate activities. In addition, we expect to expand our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts. We expect to incur up to approximately $100.0 million in expenditures related to our planned capital investment in this manufacturing facility during 2016. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements with BOA and Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. Interest on the borrowings is calculated based on LIBOR plus 0.45 percent. The obligations under the term loan agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the agreements at such time.

Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 objectives for at least the next several years. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for and commercialize any product candidates.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2015. In April 2016, we entered into an aggregate of $150.0 million in term loan agreements, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. See Note 5 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of these agreements. As a result, we expect our contractual obligations through 2021 will increase from the amounts previously disclosed in our 2015 Annual Report on Form 10-K due to the interest on borrowings under these agreements which will be calculated based on LIBOR plus 0.45 percent, as well as the principal payments due in 2021.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2016, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $2.4 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the six months ended June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and senior vice president, chief business officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and senior vice president, chief business officer (principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the implementation of a new Enterprise Resource Planning system during the second quarter of 2016. This implementation was not undertaken in response to any identified deficiency or weakness in our internal controls over financial reporting. It was undertaken to establish a scalable foundation for our core business processes.

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

On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. On February 16, 2016, we filed our appeal brief with the CAFC. Utah filed a response on April 11, 2016 and our reply was filed May 9, 2016. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court. We anticipate a ruling on our appeal by the end of the fourth quarter of 2016, however, the timing will be determined by the CAFC.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. We and Dicerna agreed to a protective order, which was entered by the Court on November 12, 2015. Discovery is ongoing and we now expect discovery to close on November 21, 2016.

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

We have experienced significant operating losses since our inception. At June 30, 2016, we had an accumulated deficit of $1.44 billion. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues for at least the next several years. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements with BOA and Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. Interest on the borrowings is calculated based on LIBOR plus 0.45 percent. During an event of default under either agreement, the obligations under such agreement will bear interest at a rate per annum equal to the interest rate then in effect plus two percent. The obligations under the term loan agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the credit agreements at such time. The agreements include restrictive covenants that could limit our flexibility in conducting future business activities and further limit our ability to change the nature of our business and, in the event of insolvency, the lenders would be paid before holders of equity securities received any distribution of corporate assets. If an event of default occurs, the interest rate would increase and the lenders would be entitled to take various actions, including the acceleration of amounts due under the loan. Our ability to satisfy our obligations under these agreements and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

At June 30, 2016, we had $1.13 billion in cash, cash equivalents and fixed income marketable securities, excluding our investment in equity securities of Regulus and the $150.0 million of restricted investments related to the term loan agreements with BOA and Wells. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We do not currently have any capability for sales or distribution and have early capability for marketing and market access, and limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in North America and Western Europe, and Sanofi Genzyme has the right to develop and commercialize our current and future Genetic Medicine products principally in territories outside of North America and Western Europe, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights in the United States and EU. We currently have a global alliance with MDCO to advance our ALN-PCS program.

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

                In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research and development of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop sales and marketing capabilities outside of the United States and EU, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Arbutus regarding the achievement by Arbutus of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015. On March 9, 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. The grounds on which Arbutus could appeal this ruling were limited and Arbutus did not appeal by the June 8, 2016 deadline.

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

We have limited manufacturing experience. In order to develop our product candidates, apply for regulatory approvals and commercialize our products, if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practices, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran for late-stage clinical trial use and commercial supply. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we have commenced construction of a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

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

Our ability to secure additional financing in addition to the term loan agreements with BOA and Wells and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions.

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

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

On June 23, 2016, the United Kingdom, or UK, held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s withdrawal from the EU. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the UK and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.

For example, Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the UK from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

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

If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, in July 2016, we announced updated results from our Phase 1 clinical trial of fitusiran, including initial clinical data on a small number of people with hemophilia with inhibitors. Although the initial clinical data from this trial are encouraging, the data are preliminary in nature, based on a limited number of people with hemophilia with inhibitors, and the fitusiran Phase 1 study is not complete. These data, or other positive data, may not continue for these people with hemophilia or occur for any future patients in this study, and may not be repeated or observed in any future studies. There can be no assurance that this study will ultimately be successful or support further clinical advancement of this product candidate. In addition, in June 2016, we reported initial data from PNH patients in our ALN-CC5 Phase 1/2 clinical trial, and we reiterated that we now plan to pursue a more focused development path in PNH where ALN-CC5 would be being evaluated in eculizumab poor responders and for eculizumab sparing.

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

In addition, we, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may delay initiation of or suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on healthy volunteer subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

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

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. In our patisiran Phase 2 OLE study in hATTR-PN patients, based on preliminary 24-month data reported from 27 patients as of the data cutoff on May 12, 2016, the most common drug-related or possibly drug-related AEs were flushing and infusion-related reactions, all of which were all mild in severity and did not result in any discontinuations. There were nine reports of SAEs in six patients, all of which were unrelated to study drug, including one discontinuation for gastroesophageal cancer at approximately 20 months in a patient who subsequently died and one death due to myocardial infarction in a 79 year-old patient who died after having completed the full 24 months of treatment. The most common AE in our revusiran Phase 2 study was injection site reactions, or ISRs. The next most common AE in our Phase 2 study of revusiran was a low incidence of transient mild liver function test changes that, in all cases, resolved without discontinuing therapy. In July 2016, we reported preliminary data from our revusiran Phase 2 OLE study for 12 patients who had reached the 12-month endpoint as of the data transfer date of May 26, 2016. SAEs were observed in 14 patients, one of which, a case of lactic acidosis, was deemed possibly related to the study drug and the patient discontinued treatment. There were a total of seven deaths, all of which were unrelated to study drug. The majority of the AEs were mild or moderate in severity; ISRs were reported in 12 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of May 26, 2016. The occurrence of AEs can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

The manufacturer and manufacturing facilities we use to make our product candidates, including our Cambridge facility, our future Norton facility and Agilent and other third-party manufacturers, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. To date, our Cambridge manufacturing facility has not been subject to an inspection by any regulatory authority. The discovery of any new or previously unknown problems with us or our third-party manufacturers, or our or their manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran for Phase 3 clinical and commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we have commenced construction of a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the MA District Court, against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah was seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, in September 2015, the MA District Court granted our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal from this ruling to the CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015 we filed a notice of appeal of this ruling with the CAFC. On February 16, 2016, we filed our appeal brief with the CAFC. Utah filed a response on April 11, 2016 and our reply was filed May 9, 2016. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court. We anticipate a ruling on our appeal by the end of the fourth quarter of 2016, however, the timing will be determined by the CAFC.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, in 2013, Arbutus (formerly Tekmira) notified us that it believed it had achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We notified Arbutus that we did not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Arbutus had not yet met the conditions of the milestone and was not entitled to payment at the time. The Arbutus arbitration hearing was held in May 2015. On March 9, 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. The grounds on which Arbutus could appeal this ruling were limited and Arbutus did not appeal by the June 8, 2016 deadline.

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

On August 2, 2016, we entered into an amendment to our non-cancelable real property lease agreement, or the BMR-665 Concord Avenue Lease, with BMR-Fresh Pond Research Park LLC for our manufacturing facility for patisiran formulated bulk drug product. Under the BMR-665 Concord Avenue Lease, we lease approximately 15,000 square feet of office and laboratory space located at 665 Concord Avenue, Cambridge, Massachusetts. Pursuant to the amendment, we extended the term, which was set to expire in August 2017, for an additional five years, through August 31, 2022. We have the option to extend the BMR-665 Concord Avenue Lease for one additional five-year period.

ITEM 6.	EXHIBITS.

10.1	Forms of Director and Executive Officer Indemnification Agreements.

10.2	Credit Agreement dated as of April 29, 2016 among Alnylam U.S., Inc., the Registrant and Bank of America, N.A.

10.3	Credit Agreement dated as of April 29, 2016 among Alnylam U.S., Inc., the Registrant and Wells Fargo Bank, National Association.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 4, 2016	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ David-Alexandre C. Gros
David-Alexandre C. Gros, M.D.
Senior Vice President, Chief Business Officer
(Principal Financial Officer)