Form 10-Q
period 2016-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2016-11-03
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 31, 2016, the registrant had 85,813,869 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$168,481	$180,895
Marketable securities	531,041	848,217
Investment in equity securities of Regulus Therapeutics Inc.	13,614	51,419
Billed and unbilled collaboration receivables	15,146	8,298
Prepaid expenses and other current assets	19,282	16,559

Total current assets	747,564	1,105,388
Marketable securities	339,566	251,839
Property and equipment, net	74,219	27,812
Restricted investments	150,000	—
Other assets	1,561	1,471

Total assets	$1,312,910	$1,386,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,137	$16,787
Accrued expenses	36,211	28,798
Deferred rent	1,326	1,162
Deferred revenue	21,087	15,352

Total current liabilities	81,761	62,099
Deferred rent, net of current portion	8,296	5,431
Deferred revenue, net of current portion	55,894	52,965
Long-term debt	150,000	—
Other liabilities	1,991	1,301

Total liabilities	297,942	121,796

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 85,766,228 shares issued and outstanding at September 30, 2016; 85,090,968 shares issued and outstanding at December 31, 2015	858	851
Additional paid-in capital	2,585,765	2,506,197
Accumulated other comprehensive (loss) income	(27,778)	4,369
Accumulated deficit	(1,543,877)	(1,246,703)

Total stockholders’ equity	1,014,968	1,264,714

Total liabilities and stockholders’ equity	$1,312,910	$1,386,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues from collaborators	$13,651	$6,324	$29,705	$33,546

Operating expenses:
Research and development (1)	97,936	68,618	277,381	193,660
General and administrative (1)	22,391	16,036	61,478	43,382

Total operating expenses	120,327	84,654	338,859	237,042

Loss from operations	(106,676)	(78,330)	(309,154)	(203,496)

Other income:
Interest income	2,204	1,610	6,109	4,243
Other income (expense)	401	(72)	5,871	(99)

Total other income	2,605	1,538	11,980	4,144

Net loss	$(104,071)	$(76,792)	$(297,174)	$(199,352)

Net loss per common share - basic and diluted	$(1.21)	$(0.91)	$(3.48)	$(2.38)

Weighted-average common shares used to compute basic and diluted net loss per common share	85,716	84,633	85,513	83,696

Comprehensive loss:
Net loss	$(104,071)	$(76,792)	$(297,174)	$(199,352)
Unrealized gain (loss) on marketable securities, net of tax	1,224	(25,981)	(25,331)	(55,982)
Reclassification adjustment for realized gain on marketable securities included in net loss	(706)	—	(6,816)	—

Comprehensive loss	$(103,553)	$(102,773)	$(329,321)	$(255,334)

(1) Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$9,341	$6,334	$32,974	$17,829
General and administrative	6,240	5,514	21,903	12,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(297,174)	$(199,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,112	13,981
Non-cash stock-based compensation	54,877	30,263
Charge for 401(k) company stock match	1,202	775
Realized gain on sale of marketable securities	(6,816)	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	2,145	—
Billed and unbilled collaboration receivables	(6,848)	31,807
Prepaid expenses and other assets	(2,813)	(7,426)
Accounts payable	(1,462)	(885)
Accrued expenses and other	6,749	(4,475)
Deferred revenue	8,664	(764)

Net cash used in operating activities	(229,364)	(136,076)

Cash flows from investing activities:
Purchases of property and equipment	(44,678)	(9,851)
Purchases of restricted investments and increase in restricted cash	(150,000)	(288)
Purchases of marketable securities	(615,663)	(898,041)
Sales and maturities of marketable securities	852,541	508,586

Net cash provided by (used in) investing activities	42,200	(399,594)

Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	10,690	24,594
Proceeds from issuance of common stock, net of offering costs	—	496,400
Proceeds from issuance of common stock to Sanofi Genzyme	14,301	89,018
Proceeds from issuance of long-term debt	150,000	—
Payments for repurchase of common stock for employee tax withholding	(241)	(303)

Net cash provided by financing activities	174,750	609,709

Net (decrease) increase in cash and cash equivalents	(12,414)	74,039
Cash and cash equivalents, beginning of period	180,895	75,179

Cash and cash equivalents, end of period	$168,481	$149,218

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

Net Loss Per Common Share

We compute basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding. We compute diluted net loss per common share by dividing net loss by the weighted-average number of common shares and potentially dilutive common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At September 30,
	2016	2015
Options to purchase common stock	10,725	8,415
Unvested restricted common stock	172	22

	10,897	8,437

Equity

Total stockholders’ equity at September 30, 2016 decreased $249.7 million as compared to December 31, 2015. This decrease was related primarily to our net loss, partially offset during the nine months ended September 30, 2016 by increases to additional paid-in capital due to stock-based compensation and our issuance of common stock to Sanofi Genzyme, the specialty care global business unit of Sanofi, or Sanofi Genzyme, in February 2016.

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At September 30, 2016, the balance in our accumulated other comprehensive loss was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We recognized $0.7 million and $6.8 million of realized gains from sales of our Regulus available-for-sale securities as other income in our condensed consolidated statements of comprehensive loss during the three and nine months ended September 30, 2016, respectively. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive loss. We did not record any impairment charges related to our fixed income marketable securities during the nine months ended September 30, 2016 or 2015. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities and money market funds.

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

Subsequent Events

We did not have any material recognized subsequent events. However, we did have the following nonrecognized subsequent event, which is more fully described in Note 2:

•	In October 2016, upon the recommendation of the revusiran Phase 3 study Data Monitoring Committee, or DMC, to suspend dosing, we decided to discontinue development of revusiran. We are currently evaluating the financial effect of this decision and cannot reasonably estimate the financial statement impact at this time.

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

In August 2014, the FASB issued guidance that explicitly requires a company’s management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard will be effective for interim and annual periods ending after December 15, 2016. We do not expect the standard to have a material impact on our condensed consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued guidance that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of deferring the income tax effects. The new standard will be effective for us on a modified retrospective basis on January 1, 2018. Early adoption is permitted. We are currently evaluating the expected impact that this standard may have on our condensed consolidated financial statements and related disclosures.

2. COLLABORATION AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2016	2015	2016	2015
Sanofi Genzyme	$7,387	$3,008	$17,189	$7,435
The Medicines Company	2,690	2,752	8,615	7,383
Takeda	—	—	—	8,867
Monsanto	—	—	—	5,621
Other	3,574	564	3,901	4,240

Total net revenues from collaborators	$13,651	$6,324	$29,705	$33,546

Product Alliances

Sanofi Genzyme Collaboration

In January 2014, we entered into a global, strategic collaboration with Sanofi Genzyme to discover, develop and commercialize RNAi therapeutics as Genetic Medicines to treat orphan diseases. The 2014 Sanofi Genzyme collaboration superseded and replaced the previous collaboration between us and Sanofi Genzyme entered into in October 2012 to develop and commercialize RNAi therapeutics targeting transthyretin, or TTR, for the treatment of hereditary ATTR amyloidosis, including patisiran and revusiran, in Japan and the Asia-Pacific region.

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

Under the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme’s specific license rights and the programs into which Sanofi Genzyme has opted include the following:

•

Regional license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory. Sanofi Genzyme can elect this license for any of our current and future Genetic Medicine programs that complete Human POP by the end of 2019, subject to limited extension. Development costs for products once Sanofi Genzyme exercises an option will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for twenty percent of the global development costs. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded the scope of its regional license and collaboration for patisiran, an investigational RNAi therapeutic currently in a Phase 3 clinical trial, which was originally established under the 2012 Sanofi Genzyme agreement. In September 2015, Sanofi Genzyme elected to opt into our fitusiran clinical development program for the treatment of hemophilia and other rare bleeding disorders under the regional license terms. Cost-sharing for the fitusiran program began in January 2016 under the regional license terms. As described above, Sanofi Genzyme retains its future opt-in right to co-develop and co-promote fitusiran in the Alnylam Territory pursuant to the co-development/co-promote license terms described below. Sanofi Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain patisiran development milestones. We could potentially earn the next patisiran milestone payment, ranging between $5.0 million and $20.0 million based on the geographic region, upon the achievement of specified events in connection with a regulatory filing or approval. In addition, Sanofi Genzyme will be required to make payments totaling up to $75.0 million per regional product other than patisiran, including fitusiran consisting of up to $55.0 million in development milestones and $20.0 million in commercial milestones. We could potentially earn the first fitusiran milestone payment of $25.0 million upon the initiation of the first global Phase 3 clinical trial for fitusiran. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Sanofi Genzyme, its affiliates and sublicensees.

•	Co-development/co-promote license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory, and will co-promote the product in the Alnylam Territory. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded its regional rights for revusiran, an investigational RNAi therapeutic that was previously being advanced in a Phase 3 clinical trial, which were originally granted under the 2012 Sanofi Genzyme agreement, to include a co-development/co-promote license and collaboration. In October 2016, upon the recommendation of the revusiran Phase 3 study DMC to suspend dosing, we decided to discontinue development of revusiran. As noted above, Sanofi Genzyme also has the right to elect a co-development/co-promote license and collaboration for fitusiran if it does not elect a global license and collaboration for ALN-AS1. Development costs for co-development/co-promote products, once Sanofi Genzyme exercises an option, will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for fifty percent of the global development costs. Sanofi Genzyme will be required to make payments totaling up to $75.0 million in development milestones for fitusiran, if selected, and, prior to the discontinuation of the revusiran program, was required to make certain milestone payments for revusiran. In December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-promote product based on annual net sales, if any, in the Sanofi Genzyme Territory for such co-development/co-promote product by Sanofi Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory.

•	Global license terms and programs — Upon opt-in, Sanofi Genzyme will obtain a worldwide license to develop and commercialize the product. Sanofi Genzyme can elect a global license for ALN-AS1, if it does not elect a co-development/co-promote license for fitusiran, as described above. Sanofi Genzyme also has one right to a global license through 2019, subject to limited extension, for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. Sanofi Genzyme shall be responsible for one hundred percent of global development costs. Sanofi Genzyme will be required to make payments totaling up to $200.0 million per global product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Sanofi Genzyme, its affiliates and sublicensees.

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

We recorded the issuance of 8,766,338 shares of our common stock under the stock purchase agreement using the price of our common stock on the date the shares were issued to Sanofi Genzyme. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. This $51.5 million is being amortized on a straight-line basis over the performance period, which at September 30, 2016, prior to the discontinuation of the revusiran program, was approximately six years, as described below, related to the license to our patisiran and revusiran clinical programs under the 2014 Sanofi Genzyme collaboration. In addition, due to intraperiod tax allocation rules, upon closing of the equity transaction we recorded a benefit from income taxes of $15.2 million due to the Sanofi Genzyme equity purchase being recorded in additional paid-in capital, net of tax.

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

We determined that the deliverables for the programs on which Sanofi Genzyme was collaborating with us upon initiation of the 2014 collaboration included the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Sanofi Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Sanofi Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the 2014 Sanofi Genzyme collaboration, the last deliverables for patisiran and revusiran were expected, at September 30, 2016, prior to the discontinuation of the revusiran program, to be completed within approximately six years from the closing date of the transaction and the last deliverables for fitusiran are expected to be completed within approximately five years from the date Sanofi Genzyme elected to opt into our fitusiran clinical development program under the regional license terms. We determined that the total cash received from Sanofi Genzyme under the now superseded 2012 Sanofi Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Sanofi Genzyme collaboration. Therefore we are recognizing the $33.5 million of deferred revenue under the 2012 Sanofi Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs, which, as noted above, at September 30, 2016, prior to the discontinuation of the revusiran program, was approximately six years. As consideration is achieved, including any milestones or reimbursement for development activities, we recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis.

The following table presents information related to the 2014 Sanofi Genzyme collaboration, in thousands:

Excess of fair value of our common stock issued to Sanofi Genzyme in February 2014	$(51,450)
Deferred revenue remaining under the 2012 Sanofi Genzyme agreement upon execution of the 2014 Sanofi Genzyme collaboration	33,500
Milestone payment received:
Year-ended December 31, 2014	25,000
Expense reimbursement from Sanofi Genzyme:
Year-ended December 31, 2015	33,949
Quarter-ended March 31, 2016	8,801
Quarter-ended June 30, 2016	9,943
Quarter-ended September 30, 2016	12,846

Total consideration at September 30, 2016	$72,589

Cumulative revenue recognized at September 30, 2016	$28,563
Deferred revenue at September 30, 2016	$44,026

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

Our estimate regarding the performance period under the 2014 Sanofi Genzyme collaboration related to the license to our patisiran and revusiran clinical programs was adjusted in October 2016 due to our decision to discontinue development of revusiran. As a result, with respect to these programs, we currently expect the last deliverables to be completed within approximately five years from the closing date of the transaction as compared to an expectation at September 30, 2016 of approximately six years. Beginning in the fourth quarter of 2016, we expect to recognize the remaining deferred revenue over the remaining performance period on a straight-line basis due to the adjustment to the performance period made on a prospective basis in October 2016.

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$17,298	$—	$17,298	$—
Money market funds	139,333	139,333	—	—
Marketable securities (fixed income):
Certificates of deposit	20,799	—	20,799	—
Commercial paper	64,930	—	64,930	—
Corporate notes	417,377	—	417,377	—
U.S. government-sponsored enterprise securities	308,095	—	308,095	—
U.S. treasury securities	59,406	—	59,406	—
Marketable securities (Regulus equity holdings)	13,614	13,614	—	—
Restricted cash (Money market funds)	1,471	1,471	—	—

Total	$1,042,323	$154,418	$887,905	$—

Description	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,998	$—	$3,998	$—
Corporate notes	4,843	—	4,843	—
U.S. government-sponsored enterprise securities	10,000	—	10,000	—
Money market funds	148,612	148,612	—	—
Marketable securities (fixed income):
Certificates of deposit	10,498	—	10,498	—
Commercial paper	38,110	—	38,110	—
Corporate notes	904,909	—	904,909	—
Municipal debt securities	9,000	—	9,000	—
U.S. government-sponsored enterprise securities	61,396	—	61,396	—
U.S. treasury securities	76,143	—	76,143	—
Marketable securities (Regulus equity holdings)	51,419	51,419	—	—
Restricted cash (Money market funds)	1,471	1,471	—	—

Total	$1,320,399	$201,502	$1,118,897	$—

During the nine months ended September 30, 2016, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt at September 30, 2016, computed pursuant to a discounted cash flow technique using a market interest rate, was $150.2 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

4. MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at September 30, 2016 and 2015, and for the activity recorded for the three months ended September 30, 2016 and 2015, in thousands:

Description	At June 30, 2016	Sales of Regulus Shares During Three Months Ended September 30, 2016	All Other Activity During Three Months Ended September 30, 2016	Balance at September 30, 2016
Carrying value	$9,337	$(987)	$—	$8,350
Accumulated other comprehensive income (loss), before tax	3,995	(706)	1,975	5,264

Investment in equity securities of Regulus, as reported	$13,332	$(1,693)	$1,975	$13,614

Accumulated other comprehensive income (loss), before tax	$3,995	$(706)	$1,975	$5,264
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)

Accumulated other comprehensive income (loss), net of tax	$(28,797)	$(706)	$1,975	$(27,528)

Description	At June 30, 2015	Sales of Regulus Shares During Three Months Ended September 30, 2015	All Other Activity During Three Months Ended September 30, 2015	Balance at September 30, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income (loss), before tax	52,693	—	(26,063)	26,630

Investment in equity securities of Regulus, as reported	$64,628	$—	$(26,063)	$38,565

Accumulated other comprehensive income (loss), before tax	$52,693	$—	$(26,063)	$26,630
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)

Accumulated other comprehensive income (loss), net of tax	$19,901	$—	$(26,063)	$(6,162)

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at September 30, 2016 and 2015, and the activity for the nine months ended September 30, 2016 and 2015, in thousands:

Description	At December 31, 2015	Sales of Regulus Shares During Nine Months Ended September 30, 2016	All Other Activity During Nine Months Ended September 30, 2016	Balance at September 30, 2016
Carrying value	$11,935	$(3,585)	$—	$8,350
Accumulated other comprehensive income (loss), before tax	39,484	(6,816)	(27,404)	5,264

Investment in equity securities of Regulus, as reported	$51,419	$(10,401)	$(27,404)	$13,614

Accumulated other comprehensive income (loss), before tax	$39,484	$(6,816)	$(27,404)	$5,264
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)

Accumulated other comprehensive income (loss), net of tax	$6,692	$(6,816)	$(27,404)	$(27,528)

Description	At December 31, 2014	Sales of Regulus Shares During Nine Months Ended September 30, 2015	All Other Activity During Nine Months Ended September 30, 2015	Balance at September 30, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income (loss), before tax	82,648	—	(56,018)	26,630

Investment in equity securities of Regulus, as reported	$94,583	$—	$(56,018)	$38,565

Accumulated other comprehensive income (loss), before tax	$82,648	$—	$(56,018)	$26,630
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)

Accumulated other comprehensive income (loss), net of tax	$49,856	$—	$(56,018)	$(6,162)

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at September 30, 2016 and December 31, 2015, in thousands:

	At September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$20,799	$—	$—	$20,799
Commercial paper	64,930	—	—	64,930
Corporate notes	417,511	109	(243)	417,377
U.S. government-sponsored enterprise securities	308,229	59	(193)	308,095
U.S. treasury securities	59,388	30	(12)	59,406

Total	$870,857	$198	$(448)	$870,607

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,498	$—	$—	$10,498
Commercial paper	38,113	—	(3)	38,110
Corporate notes	907,119	4	(2,214)	904,909
Municipal debt securities	9,000	—	—	9,000
U.S. government-sponsored enterprise securities	61,463	24	(91)	61,396
U.S. treasury securities	76,186	4	(47)	76,143

Total	$1,102,379	$32	$(2,355)	$1,100,056

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at September 30, 2016, in thousands:

	At September 30, 2016
	Amortized Cost	Fair Value
Less than one year	$531,142	$531,041
Greater than one year but less than two years	339,715	339,566

Total	$870,857	$870,607

5. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

On February 10, 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts for approximately $8.0 million for the land and related acquisition costs. We completed the purchase and closed this transaction on April 4, 2016. We have commenced construction of a manufacturing facility at this site for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. At September 30, 2016, property and equipment, net on our condensed consolidated balance sheets reflects $33.1 million of land and associated costs related to the construction of our drug substance manufacturing facility.

Credit Agreements

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

The obligations of the borrower under each Credit Agreement are guaranteed by us. The obligations of the borrower and us under each Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100% of the principal amount of all term loans outstanding under such Credit Agreement at such time. At September 30, 2016, we have recorded $150.0 million of cash collateral in connection with the Credit Agreements as restricted investments on our condensed consolidated balance sheets. Each of the lenders and the borrower have agreed to consider the appropriateness of a change in the type of approved collateral on a periodic basis throughout the term of the Credit Agreements; provided that any such change to the type of such approved collateral shall be made only upon each of the lender’s and the borrower’s consent.

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

During the three and nine months ended September 30, 2016, we recorded $0.3 million and $1.0 million, respectively, of interest expense related to the Credit Agreements that are reflected in other income (expense) on our condensed consolidated statements of comprehensive loss.

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

On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. On February 16, 2016, we filed our appeal brief with the CAFC. Utah filed a response on April 11, 2016 and our reply was filed May 9, 2016. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court. We anticipate a ruling on our appeal by the middle of 2017, however, the timing will be determined by the CAFC.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck Sharp & Dohme Corp., including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. We and Dicerna agreed to a protective order, which was entered by the Court on November 12, 2015. Discovery is ongoing and we now expect fact discovery to close on January 20, 2017.

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

Specifically, our pipeline of investigational RNAi therapeutics is focused in three Strategic Therapeutic Areas, or “STArs:” Genetic Medicines, with a broad pipeline of RNAi therapeutics for the treatment of rare diseases; Cardio-Metabolic Diseases, with a pipeline of RNAi therapeutics toward genetically validated, liver-expressed disease targets for unmet needs in cardiovascular and metabolic diseases, such as dyslipidemia, non-alcoholic steatohepatitis, type 2 diabetes, hypertension and other major diseases; and Hepatic Infectious Diseases, with a pipeline of RNAi therapeutics designed to address the major global health challenges of hepatic infectious diseases, beginning with hepatitis B and hepatitis D viral infections. Despite the discontinuation of our revusiran clinical development program in October 2016, described below under the heading “Recent Development,” we continue to make progress towards our Alnylam 2020 guidance, launched in January 2015, for the advancement and commercialization of RNAi therapeutics as a whole new class of innovative medicines. Our goal is to achieve, by the end of 2020, a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs.

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

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At September 30, 2016, we had an accumulated deficit of $1.54 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and general administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including European operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Recent Development - Discontinuation of Revusiran Program

On October 5, 2016, we announced our decision to discontinue development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of hereditary transthyrethin (TTR)-mediated amyloidosis, or hATTR amyloidosis, with cardiomyopathy, or hATTR-CM. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee, or DMC, to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients as compared to those on placebo. This decision was communicated to investigators, study sites and regulatory authorities. We have initiated a comprehensive evaluation of the revusiran data. We expect this evaluation will take some time to complete and there remains uncertainty regarding the cause of the findings that led to the discontinuation of the revusiran program.

The decision to discontinue development of revusiran does not affect patisiran, which is currently in Phase 3 development for the treatment of hATTR amyloidosis with polyneuropathy, or hATTR-PN, or any of our other investigational RNAi therapeutic programs in development. The patisiran APOLLO Phase 3 study DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial without modification.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses.

The following is a summary of our product development programs as of October 31, 2016, that identifies those programs in which we have achieved human proof of concept by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies:

During the third quarter of 2016 and recent period, we reported the following updates from our clinical-stage programs:

Genetic Medicine STAr:

•	We discontinued development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of hATTR-CM, as described above under the heading “Recent Development.”

•	We advanced patisiran, an investigational RNAi therapeutic for the treatment of hATTR-PN, also known as familial amyloidotic polyneuropathy.

•	We announced that we have initiated our patisiran Expanded Access Program, or EAP, for patients with hATTR-PN. The patisiran EAP provides an opportunity for eligible hATTR-PN patients, who are unable to participate in an ongoing clinical trial or whose treatment options are otherwise limited, to receive patisiran therapy until the drug becomes commercially available, should it receive approval.

•	We announced that the patisiran APOLLO DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial without modification.

•	We reported positive initial 24-month data from our ongoing Phase 2 open-label extension, or OLE, study with patisiran for the treatment of hATTR-PN. Results showed that patisiran can potentially halt or improve neuropathy progression. Patisiran administration was also found to be generally well tolerated in hATTR-PN patients out to 25 months, with no drug-related serious adverse events, or SAEs, reported through the data transfer date.

•	We advanced fitusiran (ALN-AT3) for the treatment of hemophilia and rare bleeding disorders.

•	We reported positive interim Phase 1 clinical results. Specifically, fitusiran achieved a median estimated annualized bleeding rate of zero in hemophilia patients without inhibitors. In the initial low-dose cohort of patients with inhibitors, fitusiran achieved antithrombin lowering, increased thrombin generation and preliminary evidence for reduced bleeding. Fitusiran administration was generally well tolerated in patients with and without inhibitors through the data transfer date.

•	We continued dosing hemophilia patients in our ongoing Phase 1/2 OLE study, with patients currently having received up to 16 months of dosing.

•	In July 2016, we updated our guidance for Phase 3 initiation, and currently remain on track to start studies in early 2017.

•	We advanced ALN-AS1 for the treatment of acute hepatic porphyrias.

•	We reported positive interim clinical results from the Phase 1 study of ALN-AS1. Specifically, in asymptomatic high excreter, or ASHE, porphyria subjects, single and multiple doses of ALN-AS1 achieved rapid, dose-dependent, and durable lowering of aminolevulinic acid, or ALA, and porphobilinogen, or PBG – the toxic heme synthesis intermediates that mediate porphyria attacks – of up to 95%, with effects sustained for over ten months after a single dose. ALN-AS1 was generally well tolerated following single and multiple doses through the data transfer date.

•	Both the United States Food and Drug Administration, or FDA, and the European Medicines Agency granted orphan drug designation to ALN-AS1 for the treatment of acute hepatic porphyrias.

•	We advanced ALN-GO1 for the treatment of primary hyperoxaluria type 1.

•	We reported positive initial clinical results from our Phase 1/2 study of ALN-GO1. ALN-GO1 achieved human proof of concept with statistically significant increases in glycolate, a biomarker of effective glycolate oxidase knockdown, in healthy adult volunteers. Single doses of ALN-GO1 were found to be generally well tolerated through the data transfer date.

•	We provided a program update for ALN-AAT for the treatment of alpha-1 antitrypsin, or AAT, deficiency-associated liver disease.

•	We reported initial clinical results from our Phase 1/2 study of ALN-AAT showing that ALN-AAT administration provided potent, dose-dependent and durable knockdown of serum AAT of up to 88.9%. Three instances of asymptomatic, transient elevations of liver enzymes were detected in the highest dose groups. As a result, we plan to advance a new development candidate, ALN-AAT02.

Cardio-Metabolic Disease STAr:

•	MDCO announced positive top-line results from the Day 90 interim analysis in its ongoing ORION-1 Phase 2 study of ALN-PCSsc (also known as PCSK9si), an investigational RNAi therapeutic for the treatment of hypercholesterolemia. ALN-PCSsc achieved significant and durable LDL-C reduction up to Day 90 and was generally well tolerated, including no drug-related liver enzyme elevations, neuropathy signals or renal function changes.

Hepatic Infectious Disease STAr:

•	We initiated a Phase 1/2 clinical trial with ALN-HBV, an investigational RNAi therapeutic targeting the hepatitis B virus, or HBV, genome for the treatment of HBV infection.

There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. For example, we recently announced the discontinuation of our revusiran clinical development program, as described above. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The successful development of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate. These risks include the uncertainty of:

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

We also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics. In 2007, we and Ionis formed Regulus Therapeutics Inc., or Regulus, to capitalize on our technology and intellectual property in the field of microRNA therapeutics. Currently, we own approximately 8% of Regulus’ outstanding common stock.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues from collaborators	$13,651	$6,324	$29,705	$33,546
Operating expenses	120,327	84,654	338,859	237,042
Loss from operations	(106,676)	(78,330)	(309,154)	(203,496)
Net loss	$(104,071)	$(76,792)	$(297,174)	$(199,352)

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2016	2015	2016	2015
Sanofi Genzyme	$7,387	$3,008	$17,189	$7,435
The Medicines Company	2,690	2,752	8,615	7,383
Takeda	—	—	—	8,867
Monsanto	—	—	—	5,621
Other	3,574	564	3,901	4,240

Total net revenues from collaborators	$13,651	$6,324	$29,705	$33,546

Net revenues from collaborators increased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due primarily to services performed in connection with our performance obligations under our agreement with Sanofi Genzyme. In addition, net revenues from other collaborators during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 increased due to the achievement of a non-recurring milestone from another collaborator during the three months ended September 30, 2016. Net revenues from collaborators decreased during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due primarily to the completion of our performance obligations under the Monsanto agreement in February 2015 and the completion of our revenue amortization under the Takeda agreement in May 2015, partially offset by services performed in connection with our performance obligations under our agreement with Sanofi Genzyme.

We expect net revenues from collaborators to increase during the fourth quarter of 2016 as compared to the third quarter of 2016 due primarily to an expected increase in revenues from Sanofi Genzyme related to increased reimbursement and an adjustment to our estimated period of performance related to the patisiran and revusiran programs as a result of our October 2016 decision to discontinue development of revusiran, partially offset by a decrease in revenue from other sources related to the non-recurring milestone achieved in the third quarter of 2016.

We had $77.0 million of deferred revenue at September 30, 2016, which consists primarily of payments we have received from collaborators, primarily Sanofi Genzyme, MDCO, Kyowa Hakko Kirin and Monsanto, but have not yet recognized pursuant to our revenue recognition policies.

For the foreseeable future, we expect our revenues to be derived primarily from our alliances with Sanofi Genzyme, MDCO and other strategic alliances, as well as potential new collaborations and licensing activities.

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30,	% of Total Operating	Three Months Ended September 30,	% of Total Operating	Increase (Decrease)
	2016	Expenses	2015	Expenses	$	%
Research and development	$97,936	81%	$68,618	81%	$29,318	43%
General and administrative	22,391	19%	16,036	19%	6,355	40%

Total operating expenses	$120,327	100%	$84,654	100%	$35,673	42%

	Nine Months Ended September 30,	% of Total Operating	Nine Months Ended September 30,	% of Total Operating	Increase (Decrease)
	2016	Expenses	2015	Expenses	$	%
Research and development	$277,381	82%	$193,660	82%	$83,721	43%
General and administrative	61,478	18%	43,382	18%	18,096	42%

Total operating expenses	$338,859	100%	$237,042	100%	$101,817	43%

Research and development. The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
Research and development
Clinical trial and manufacturing	$42,024	43%	$26,542	39%	$15,482	58%
Compensation and related	22,575	23%	15,680	23%	6,895	44%
External services	10,704	11%	9,721	14%	983	10%
Non-cash stock-based compensation	9,341	10%	6,334	9%	3,007	47%
Facilities-related	7,335	7%	5,939	9%	1,396	24%
Lab supplies and materials	2,187	2%	1,834	3%	353	19%
Other	3,770	4%	2,568	3%	1,202	47%

Total research and development expenses	$97,936	100%	$68,618	100%	$29,318	43%

Research and development expenses increased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due primarily to additional clinical trial and manufacturing expenses as a result of the advancement of our Genetic Medicine pipeline. In addition, compensation and related expenses and non-cash stock-based compensation expenses increased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 as a result of an increase in headcount during the period as we expand and advance our development pipeline.

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
Research and development
Clinical trial and manufacturing	$107,741	39%	$79,446	41%	$28,295	36%
Compensation and related	65,036	23%	43,502	23%	21,534	50%
External services	33,666	12%	23,625	12%	10,041	43%
Non-cash stock-based compensation	32,974	12%	17,829	9%	15,145	85%
Facilities-related	21,781	8%	15,773	8%	6,008	38%
Lab supplies and materials	5,904	2%	5,759	3%	145	3%
Other	10,279	4%	7,726	4%	2,553	33%

Total research and development expenses	$277,381	100%	$193,660	100%	$83,721	43%

Research and development expenses increased during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due primarily to additional clinical trial and manufacturing and external services as a result of the advancement of our Genetic Medicine pipeline. In addition, compensation and related expenses and non-cash stock-based compensation expenses increased during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 as a result of an increase in headcount during the period as we expand and advance our development pipeline, as well as the vesting of certain performance-based stock option awards during the first quarter of 2016 upon completion of enrollment in our patisiran APOLLO Phase 3 clinical trial.

We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses during the fourth quarter of 2016 will increase slightly as compared to the third quarter of 2016 as we continue to develop our pipeline and advance our product candidates, but that such expenses will be variable on a quarterly basis depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and non-cash stock-based compensation expenses.

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

General and administrative. The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands and percentages:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
General and administrative
Consulting and professional services	$6,610	30%	$5,339	33%	$1,271	24%
Non-cash stock-based compensation	6,240	28%	5,514	34%	726	13%
Compensation and related	6,128	27%	3,182	20%	2,946	93%
Facilities-related	1,869	8%	923	6%	946	102%
Other	1,544	7%	1,078	7%	466	43%

Total general and administrative expenses	$22,391	100%	$16,036	100%	$6,355	40%

General and administrative expenses increased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due primarily to an increase in compensation and related expenses and non-cash stock-based compensation expenses resulting from an increase in headcount. In addition, consulting and professional services expenses increased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due primarily to increased business activities.

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Increase (Decrease)
	2016	Category	2015	Category	$	%
General and administrative
Non-cash stock-based compensation	$21,903	36%	$12,434	29%	$9,469	76%
Consulting and professional services	16,616	27%	16,739	38%	(123)	(1)%
Compensation and related	14,824	24%	8,725	20%	6,099	70%
Facilities-related	3,986	6%	2,590	6%	1,396	54%
Other	4,149	7%	2,894	7%	1,255	43%

Total general and administrative expenses	$61,478	100%	$43,382	100%	$18,096	42%

General and administrative expenses increased during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due primarily to an increase in compensation and related expenses and non-cash stock-based compensation expenses resulting from an increase in headcount, as well as the vesting of certain performance-based stock option awards during the first quarter of 2016 upon completion of enrollment in our patisiran APOLLO Phase 3 clinical trial. We expect that general and administrative expenses during the fourth quarter of 2016 will remain relatively consistent with the third quarter of 2016.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2016	2015
Net loss	$(297,174)	$(199,352)
Adjustments to reconcile net loss to net cash used in operating activities	61,375	45,019
Changes in operating assets and liabilities	6,435	18,257

Net cash used in operating activities	(229,364)	(136,076)
Net cash provided by (used in) investing activities	42,200	(399,594)
Net cash provided by financing activities	174,750	609,709

Net (decrease) increase in cash and cash equivalents	(12,414)	74,039
Cash and cash equivalents, beginning of period	180,895	75,179

Cash and cash equivalents, end of period	$168,481	$149,218

Since we commenced operations in 2002, we have generated significant losses. At September 30, 2016, we had an accumulated deficit of $1.54 billion. At September 30, 2016, we had cash, cash equivalents and fixed income marketable securities of $1.04 billion, compared to cash, cash equivalents and fixed income marketable securities of $1.28 billion at December 31, 2015, in each case excluding our investment in equity securities of Regulus and the $150.0 million of restricted investments related to the term loan agreements with BOA and Wells.

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

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the nine months ended September 30, 2016.

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

The increase in net cash used in operating activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due primarily to our net loss.

Investing activities

For the nine months ended September 30, 2016 and 2015, net cash provided by or used in investing activities was due primarily to activity related to our fixed income marketable securities in accordance with management of our liquidity needs. For the nine months ended September 30, 2016, there were $150.0 million of purchases of restricted investments related to the term loan agreements with BOA and Wells, as well as purchases of property and equipment of $44.7 million primarily in connection with our construction of a drug substance manufacturing facility.

Financing activities

For the nine months ended September 30, 2016, net cash of $174.8 million provided by financing activities was due primarily to the term loan agreements with BOA and Wells, as well as proceeds of $14.3 million received from our issuance of common stock to Sanofi Genzyme in February 2016. For the nine months ended September 30, 2015, net cash of $609.7 million provided by financing activities was due primarily to proceeds of $496.4 million received from our January 2015 underwritten public offering, as well as proceeds of $89.0 million received from our issuances of common stock to Sanofi Genzyme in January 2015.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including European operations, continued management and growth of our patent portfolio, collaborations and general corporate activities. In addition, we expect to expand our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts. We expect to incur up to approximately $100.0 million in expenditures related to our planned capital investment in this manufacturing facility in 2016. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements with BOA and Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. Interest on the borrowings is calculated based on LIBOR plus 0.45 percent. The obligations under the term loan agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the agreements at such time.

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

In the future, we may seek additional funding through additional collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. For example, our recent decision to discontinue development of revusiran and the subsequent decline in our stock price may make it more difficult for us to obtain additional funding on acceptable terms. In addition, the terms of any additional financing may further adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs and our ability to achieve our goals for 2020 may be delayed or diminished. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

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

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2016, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $2.6 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the nine months ended September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and senior vice president, chief business officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and senior vice president, chief business officer (principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. On February 16, 2016, we filed our appeal brief with the CAFC. Utah filed a response on April 11, 2016 and our reply was filed May 9, 2016. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court. We anticipate a ruling on our appeal by the middle of 2017, however, the timing will be determined by the CAFC.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. We and Dicerna agreed to a protective order, which was entered by the Court on November 12, 2015. Discovery is ongoing and we now expect fact discovery to close on January 20, 2017.

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

                Relatively few product candidates based on these discoveries have ever been tested in humans. siRNAs may not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body, or the ability to enter cells within relevant tissues in order to exert their effects. We currently have only limited data to suggest that we can introduce these properties into siRNAs. We have spent and expect to continue to spend large amounts of money trying to develop siRNAs that possess the properties typically required of drugs, and we may never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, we recently discontinued development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of hATTR-CM, due to safety concerns, and have initiated a comprehensive evaluation of the revusiran data. We may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

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

We have experienced significant operating losses since our inception. At September 30, 2016, we had an accumulated deficit of $1.54 billion. To date, we have not developed any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues for at least the next several years. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. For example, our recent decision to discontinue development of revusiran and the subsequent decline in our stock price may make it more difficult for us to obtain additional funding on acceptable terms.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs or undergo future reductions in our workforce or other corporate restructuring activities, and our ability to achieve our 2020 goals may be delayed or diminished. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

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

At September 30, 2016, we had $1.04 billion in cash, cash equivalents and fixed income marketable securities, excluding our investment in equity securities of Regulus and the $150.0 million of restricted investments related to the term loan agreements with BOA and Wells. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Sanofi Genzyme for the development and commercialization of patisiran, fitusiran and potentially other of our Genetic Medicine programs in territories outside of North America and Western Europe under the 2014 Sanofi Genzyme collaboration, and (ii) MDCO for all future development and commercialization of ALN-PCSsc worldwide. If Sanofi Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected. In addition, if Sanofi Genzyme elects not to opt into one or more of our Genetic Medicine programs, our ability to advance those programs and successfully develop and commercialize the product candidates may be adversely affected.

We may not be successful in entering into future alliances on terms favorable to us due to various factors, including our ability to successfully demonstrate proof of concept for our technology in humans, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have third parties manufacture RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. For example, our recent decision to discontinue development of revusiran could make it more difficult for us to attract collaborators due to concerns around the safety and/or efficacy of our technology platform or product candidates. Even if we do succeed in securing any such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property or sales of an approved drug are lower than we expected. In the case of the Monsanto agreement, if we cease to own or otherwise exclusively control certain licensed patent rights in the agriculture field, resulting in the loss of exclusivity with respect to Monsanto’s rights to such patent rights, and such loss of exclusivity has a material adverse effect on the licensed products (as defined in the agreement), we would be required to pay Monsanto up to $5.0 million in liquidated damages, and Monsanto’s royalty obligations to us would be reduced or, under certain circumstances, terminated.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances. Moreover, our agreement with MDCO relating to the development and commercialization of ALN-PCSsc worldwide may be terminated by MDCO at any time upon four months’ prior written notice. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop internal sales, distribution and marketing capabilities, which would require us to invest significant amounts of financial and management resources.

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

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and finished product we will require for any clinical trials that we initiate and to support the commercial launch of our first several products. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of contract manufacturers for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing agreement with Agilent Technologies, Inc., or Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturers, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the contract manufacturer’s facility and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we intend to develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us.

Given the limited number of suppliers for our delivery technology and drug substance, we have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical use and early commercial supply. During 2015, we scaled our cGMP manufacturing capacity for patisiran and believe we should have adequate resources to supply our commercial needs. In addition, as noted above, we intend to develop our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. In developing these manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. In addition, the construction and qualification of our drug substance facility is expected to take several years to complete and there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers of patisiran formulated bulk drug product and drug substance, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

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

We have grown our workforce significantly over the past year and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 profile. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. In addition, due to our recent decision to discontinue our revusiran program, and the related decline in our stock price, we may face additional challenges in attracting and retaining employees. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

We may have difficulty expanding our operations successfully as we evolve from a U.S.-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations in the United States and establish operations in the EU. As noted above, we have grown our workforce significantly over the past year and anticipate continuing to hire additional employees, including employees in the EU, as we focus on achieving our Alnylam 2020 profile. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our operations in the United States and the EU. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities in the United States and the EU or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. In October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including one program in a Phase 3 clinical trial, as well as several earlier stage clinical programs. However, we may not be able to further advance these or any other product candidate through clinical trials.

If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, in July 2016, we announced updated results from our Phase 1 clinical trial of fitusiran, including initial clinical data on a small number of people with hemophilia with inhibitors. Although the initial clinical data from this trial are encouraging, the data are preliminary in nature, based on a limited number of people with hemophilia with inhibitors, and the fitusiran Phase 1 study is not complete. These data, or other positive data, may not continue for these people with hemophilia or occur for any future patients in this study, and may not be repeated or observed in any future studies. There can be no assurance that this study will ultimately be successful or support further clinical advancement of this product candidate. In addition, in June 2016, we reported initial data from PNH patients in our ALN-CC5 Phase 1/2 clinical trial, and we reiterated that we now plan to pursue a more focused development path in PNH where ALN-CC5 would be being evaluated in eculizumab poor responders and for eculizumab sparing. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, patisiran, fitusiran and our other product candidates each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective.

In addition, we, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may delay initiation of or suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on healthy volunteer subjects or patients in a clinical trial could result in our decision, or a decision by the FDA or foreign regulatory authorities, to suspend or terminate the trial, or, in the case of regulatory agencies, a refusal to approve a particular product candidate for any or all indications of use. For example, in October 2016, we announced our decision to discontinue development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of hATTR-CM. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study DMC to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients as compared to those on placebo. Separately, the patisiran APOLLO DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial of patisiran, without modification. We have initiated a comprehensive evaluation of the revusiran data. While we believe that the decision to discontinue development of revusiran does not affect patisiran, which is in development for the treatment of hATTR-PN, or any of our other investigational RNAi therapeutic programs in development, our comprehensive evaluation of the revusiran data is preliminary and ongoing. We expect this evaluation will take some time to complete and there remains uncertainty regarding the cause of the findings that led to the discontinuation of the revusiran program.

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

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, as noted above, we recently made the decision to discontinue our revusiran program. Following recent reports in the revusiran Phase 2 OLE study of new onset or worsening peripheral neuropathy, the revusiran ENDEAVOUR Phase 3 study DMC assembled in early October 2016 at our request to review these reports and ENDEAVOUR safety data on an unblinded basis. The DMC did not find conclusive evidence for a drug-related neuropathy signal in the ENDEAVOUR trial, but informed us that the benefit-risk profile for revusiran no longer supported continued dosing. We subsequently reviewed unblinded ENDEAVOUR data which revealed an imbalance of mortality in the revusiran arm as compared to placebo. We had previously reported, in July 2016, preliminary data from our revusiran Phase 2 OLE study for 12 patients who had reached the 12-month endpoint as of the data transfer date of May 26, 2016. SAEs were observed in 14 patients, one of which, a case of lactic acidosis, was deemed possibly related to the study drug and the patient discontinued treatment. There were a total of seven deaths reported at that time in the revusiran OLE study, all of which were unrelated to study drug. The majority of the adverse events, or AEs, were mild or moderate in severity; ISRs were reported in 12 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of May 26, 2016. In our patisiran Phase 2 OLE study in hATTR-PN patients, based on preliminary 24-month data reported from 27 patients as of the data cutoff on May 12, 2016, the most common drug-related or possibly drug-related AEs were flushing and infusion-related reactions, all of which were all mild in severity and did not result in any discontinuations. There were nine reports of SAEs in six patients, all of which were unrelated to study drug, including one discontinuation for gastroesophageal cancer at approximately 20 months in a patient who subsequently died and one death due to myocardial infarction in a 79 year-old patient who died after having completed the full 24 months of treatment. As noted above, the patisiran APOLLO Phase 3 study DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial without modification. In addition, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. As demonstrated by the recent discontinuation of our revusiran program, the occurrence of AEs can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

The manufacturer and manufacturing facilities we use to make our product candidates, including our Cambridge facility, our future Norton facility, and Agilent and other third-party manufacturers, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. To date, our Cambridge manufacturing facility has not been subject to an inspection by any regulatory authority. The discovery of any new or previously unknown problems with us or our third-party manufacturers, or our or their manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran for Phase 3 clinical and commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we have commenced construction of a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to manufacture and commercialize our proposed products. Because certain U.S. patent applications are confidential until the patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity. Further, we may be required to obtain licenses under third-party patents to market our proposed products or conduct our research and development or other activities. If licenses are not available to us on acceptable terms, we may not be able to market the affected products or conduct the desired activities.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, Utah filed a complaint in the MA District Court, against us, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah was seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, in September 2015, the MA District Court granted our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal from this ruling to the CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015 we filed a notice of appeal of this ruling with the CAFC. On February 16, 2016, we filed our appeal brief with the CAFC. Utah filed a response on April 11, 2016 and our reply was filed May 9, 2016. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court. We anticipate a ruling on our appeal by the middle of 2017, however, the timing will be determined by the CAFC.

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

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of Roche, and Takeda have obtained non-exclusive licenses, and Arrowhead, as the assignee of Novartis, has obtained specific exclusive licenses for 30 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target messenger RNAs, or mRNAs, in order to suppress the activity of specific genes. Ionis (formerly Isis) is currently marketing an antisense drug and has several antisense product candidates in clinical trials, including one for the treatment of ATTR amyloidosis. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to factors that are beyond our control. The stock market in general has from time to time experienced extreme price and volume fluctuations, and the biotechnology in particular has very recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the clinical development progress or operating performance of these companies, including as a result of adverse development events. These broad market and sector fluctuations have resulted and could in the future result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.

We may incur significant costs from class action litigation due to stock volatility.

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of our collaborators and/or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical and biotechnology companies. For example, in October 2016, we announced that we were discontinuing the development of revusiran and our stock price declined significantly as a result. When the market price of a stock has been volatile as our stock price has been, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

ITEM 6.	EXHIBITS.

10.1	Form of Nonstatutory Stock Option Agreement for Non-Plan Inducement Grant.

10.2	First Amendment to Lease entered into as of August 2, 2016 by and between BMR-Fresh Pond Research Park LLC and the Registrant.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 3, 2016	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	/s/ David-Alexandre C. Gros
David-Alexandre C. Gros, M.D.
Senior Vice President, Chief Business Officer
(Principal Financial Officer)