Form 10-K
period 2016-12-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2017-02-15
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2016, was $4,703,804,453. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.

At January 31, 2017, the registrant had 86,013,785 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2016, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

ALNYLAM PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

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

Our research and development strategy is focused primarily on the use of our proprietary N-acetylgalactosamine, or GalNAc-conjugate platform for delivery of small interfering RNAs, or “siRNAs” — the molecules that mediate RNAi — toward genetically validated, liver-expressed target genes involved in the cause or pathway of human diseases. We are also focused on clinical indications where there are high unmet needs, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval, patient access and commercialization.

Specifically, our broad pipeline of investigational RNAi therapeutics is focused in three Strategic Therapeutic Areas, or “STArs:” Genetic Medicines, with multiple product candidates for the treatment of rare diseases; Cardio-Metabolic Diseases, with product candidates directed toward genetically validated, liver-expressed disease targets for unmet needs in cardiovascular and metabolic diseases; and Hepatic Infectious Diseases, with product candidates designed to address the major global health challenges of hepatic infectious diseases, beginning with hepatitis B and hepatitis D viral infections. We are focused on advancement of our Alnylam 2020 strategy for the development and commercialization of RNAi therapeutics as a potential new class of innovative medicines. Specifically, our goal is to achieve, by the end of 2020,  a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs.

Our most advanced investigational RNAi therapeutic in development, patisiran, targets the transthyretin, or TTR, gene for the treatment of patients with polyneuropathy due to hereditary TTR-mediated amyloidosis, or hATTR amyloidosis. We expect to report top-line data from our ongoing APOLLO Phase 3 study of patisiran in mid-2017. Assuming that the APOLLO data are positive, we plan to submit our first new drug application, or NDA, and marketing authorization application, or MAA, for patisiran by the end of 2017. We expect to advance additional investigational RNAi therapeutics into Phase 3 development during 2017, including fitusiran, for the treatment of hemophilia and rare bleeding disorders, and givosiran (ALN-AS1), for the treatment of acute hepatic porphyrias.  Given our plans for patisiran and the expected progress of our other late stage development programs, during 2016 we were focused on expanding our manufacturing, commercial and medical affairs capabilities to support our transition from a development-stage company toward a multi-product, commercial-stage biopharmaceutical company.  For example, as a result of significant efforts in 2016, our manufacturing facility for patisiran formulated bulk drug product is now fully operational and ready for the potential launch of patisiran. In addition, we commenced construction of a manufacturing facility in Norton, Massachusetts for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We also expanded our global footprint with the establishment of our European headquarters in Zug, Switzerland, as well as the opening of a new development and commercial hub in Maidenhead, United Kingdom. Lastly, we continued to build our commercial and medical affairs teams in preparation for the potential launch of patisiran in 2018, which we plan to market in the United States, Canada and Western Europe.

Finally, based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Sanofi Genzyme, the specialty care global business unit of Sanofi, and The Medicines Company, or MDCO.

RNAi Therapeutics – A Potential New Class of Innovative Medicines

RNAi is a natural biological pathway that occurs within cells to selectively silence the activity of specific genes. The discovery of RNAi first occurred in plants and worms in 1998, and two of the scientists who made this discovery, Dr. Andrew Fire and Dr. Craig Mello, received the 2006 Nobel Prize for Physiology or Medicine.

RNAi therapeutics harness the natural RNAi pathway to silence disease-associated genes and knock down production of disease-causing proteins, representing the opportunity to create a potential new class of innovative medicines. This potential new drug class is similar to the opportunity created with other major biological discoveries such as recombinant DNA and monoclonal antibodies. RNAi therapeutics also have a distinct mechanism of action, acting “upstream” of today’s medicines. Specifically, RNAi therapeutics achieve their biological effects through a highly potent, catalytic mechanism.  This unique mechanism of action confers a number of attributes that we believe have the potential to provide meaningful differentiation and distinct value for our investigational RNAi therapeutics relative to other drug classes.

Key Features of Alnylam Investigational RNAi Therapeutics Potential Attributes for Differentiation and Value
•

Potential to silence any disease-associated gene, including so-called “undruggable” targets, where conventional therapeutic modalities (e.g., small molecule drugs and biologics) have not been successful

•	Demonstrated potential in clinical trials to achieve robust clinical activity with up to 99 percent target gene knockdown in some cases
•	Clamped pharmacodynamic effect that has potential to provide improved and consistent efficacy compared with intermittent and transient effects often achieved with other drug classes
•	Demonstrated durability of effect in clinical trials that enables once-monthly, once-quarterly and, in some cases, possible bi-annual dose regimens
•	Ability to achieve subcutaneous dose administration with our proprietary GalNAc-conjugate delivery platform
•	Potential for room temperature stability, avoiding the inconveniences, costs and global challenges of a cold chain distribution

We believe that the combination of these attributes represents a very promising profile for our investigational therapeutics, even in competitive markets.  We have reported on our advances in developing RNAi therapeutics as potential drugs in a large number of peer-reviewed publications and many scientific meetings, including publications by Alnylam scientists in the journals Nature, Nature Medicine, Nature Biotechnology, Cell, Proceedings of the National Academy of Sciences, the New England Journal of Medicine and The Lancet.

Our Product Platform

We are leading the translation of RNAi as a potential new class of innovative medicines, with a focus on development and commercialization of investigational RNAi therapeutics in three STArs: Genetic Medicines; Cardio-Metabolic Diseases; and Hepatic Infectious Diseases. With RNAi therapeutics, we believe that we have created a reproducible and modular platform for drug discovery, development and commercialization of innovative medicines.

Alnylam Reproducible and Modular Platform Strategic Framework for Innovative Medicines
1	Genetically validated, liver-expressed target gene	• High unmet need population • Opportunity for highly competitive profile • Delivery with GalNAc-conjugate platform
2	Biomarker for human proof-of-concept in Phase 1	• Blood- or urine-based • Informative disease correlation • Establish dose/regimen for late stage development
3	Definable path to potential approval and market	• Clinical development plans with established endpoints • Demonstrable value for payors

Delivery of RNAi Therapeutics

In recent years, a tremendous amount of progress has been made in effectively delivering RNAi therapeutics to targeted organs and cells, and we believe Alnylam has been the leader of this advancement. This delivery success is now enabling execution on our product strategy and our Alnylam 2020 strategy.

Early efforts focused on delivery of RNAi therapeutics utilizing lipid nanoparticles, or LNPs, where siRNA molecules are encapsulated in specific lipid-based formulations. This technology enables systemic delivery with intravenous drug administration. Results with LNP-based investigational RNAi therapeutics demonstrate potent, rapid and durable target gene silencing in pre-clinical and clinical studies. Further, LNP-based investigational RNAi therapeutics have been found to be generally well tolerated in clinical studies conducted to date.  Our lead product, patisiran, is formulated utilizing LNPs.

More recently, we began advancing proprietary technology that conjugates a sugar molecule called GalNAc to the siRNA molecule. This simpler delivery approach enables more convenient, subcutaneous administration of our drug candidates, a key aspect of our platform. Results from our Enhanced Stabilization Chemistry (ESC)-GalNAc-conjugate delivery platform demonstrated a substantial increase in potency over our earlier “standard template chemistry” (STC)-GalNAc-conjugate approach in pre-clinical and clinical studies, and a durability of effect that we believe supports once-monthly, once-quarterly and in some cases, possibly even bi-annual subcutaneous dose regimens. Due to this increased potency and durability, as well as a wide therapeutic index, this conjugate platform has become our primary approach for development of investigational RNAi therapeutics.

We have extensive human safety experience with our investigational RNAi therapeutics, with over 1,000 patients or volunteers dosed for up to three years of treatment in over ten clinical programs. Our data demonstrates that to date, RNAi therapeutics have been generally well tolerated with minimal platform-related safety findings. These findings, set forth below, occur at a low incidence and are monitorable. They are also generally asymptomatic and reversible even with continued dosing.  Based on data as of December 2016, these findings include:

•	Low incidence (2.2 percent) of generally mild, asymptomatic, reversible liver function test increases greater than three times the upper limit of normal, or ULN
•	Low incidence (15.2 percent) of generally mild, transient injection site reactions, or ISRs

In our view, this is an acceptable tolerability profile in the high unmet need indications that we pursue.

In October 2016, we announced our decision to discontinue development of revusiran. Revusiran is an investigational therapeutic approach for the treatment of cardiomyopathy due to hATTR amyloidosis, which utilized our STC-GalNAc-conjugate delivery platform. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee, or DMC, to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients (N=17) as compared to those on placebo (N=2).  This breakdown has been updated since October 2016 to reflect data available to us as of December 2016.

We are conducting a comprehensive evaluation of the revusiran data and expect this evaluation will take some time to complete, as uncertainty remains regarding the cause of the findings that led to the discontinuation of the revusiran program.  Findings as of December 2016 showed that mortality events in the ENDEAVOUR trial were concentrated in the study patients with more advanced, end-stage heart failure.

Based on the ongoing evaluation there continues to be no evidence of any broader platform issue. The decision to discontinue development of revusiran did not affect patisiran or any of our other investigational RNAi therapeutic programs in development. The DMC for the APOLLO Phase 3 study of patisiran met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial without modification.

We believe RNAi therapeutics represent a simplified and efficient new class of investigational medicines. We have achieved human proof of concept in multiple clinical trials of our investigational candidates, providing strong support for our approach to drug development.  Moreover, we believe that our reproducible and modular platform will support our achievement of our 2020 strategy, such that by the end of 2020, we can grow into a multi-product commercial stage company with a deep and sustainable pipeline that can fuel continued growth for the future.

Our Product Pipeline

Our broad pipeline of investigational RNAi therapeutics is focused in three STArs: Genetic Medicines; Cardio-Metabolic Diseases; and Hepatic Infectious Diseases. The following is a summary of our product development programs as of January 31, 2017, that identifies those programs in which we have achieved human proof of concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, the development stage of our programs and our commercial rights to such programs:

We have spent substantial funds over the past three years to develop our product pipeline and expect to continue to do so in the future. We incurred research and development costs of $382.4 million in 2016, $276.5 million in 2015 and $190.2 million in 2014.

The investigational therapeutics described below are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. None of Alnylam’s investigational therapeutics have been approved by the United States Food and Drug Administration, or FDA, European Medicines Agency, or EMA, or any other health authority and no conclusions can or should be drawn regarding the safety or efficacy of these therapeutics.

Late Stage Clinical Development Programs

Patisiran —  Hereditary TTR-Mediated Amyloidosis

Patisiran, our most advanced investigational RNAi therapeutic in development, targets the TTR gene for the treatment of patients with polyneuropathy due to hATTR amyloidosis. hATTR amyloidosis is a progressively debilitating and often fatal disease caused by deposition of TTR in peripheral tissues. TTR protein is produced primarily in the liver and is normally a carrier of vitamin A. We believe TTR is a suitable target for an RNAi therapeutic formulated to maximize delivery to liver cells, which are the primary source of TTR synthesis. In hATTR amyloidosis, mutations in TTR result in the accumulation of damaging toxic deposits of the wild-type and mutant protein in several body organs and tissues, including the peripheral nervous system, heart and/or gastrointestinal tract. Our  hATTR amyloidosis program targets wild-type and all known mutant forms of TTR, including the V30M and V122I mutations, which are the major mutations of hATTR amyloidosis, and therefore it represents a potential therapeutic approach for the treatment of all forms of hATTR amyloidosis.

hATTR amyloidosis represents a major unmet medical need with significant morbidity and mortality as an orphan, or rare, disease. Based on our analysis of the available patient and market data, we estimate that hATTR amyloidosis affects approximately 50,000 people worldwide. An estimated 10,000 people are typically classified as having predominant polyneuropathy symptoms and an estimated 40,000 people are classified as having predominant cardiomyopathy symptoms. We believe that our APOLLO and ENDEAVOUR Phase 3 studies, which targeted patients with polyneuropathy symptoms and cardiomyopathy symptoms, respectively, demonstrated that there is significant overlap between the two symptomatic presentations. Over 50 percent of patients in APOLLO had cardiac involvement at baseline and a significant percentage of ENDEAVOUR patients had polyneuropathy symptoms at baseline.

Patients with polyneuropathy due to hATTR amyloidosis have a mean life expectancy of five to 15 years from symptom onset, and the only approved treatment options for early stage disease are liver transplantation and TTR stabilizers such as tafamidis, a small molecule stabilizer of the TTR protein that has been approved for hATTR amyloidosis patients with early stage polyneuropathy in the European Union, or EU, certain countries in Latin America and Japan, where it is approved for all stages of disease. In some countries, patients may also be treated with diflunisal, a commercially available non-steroidal anti-inflammatory agent, which has been used off-label for the treatment of hATTR amyloidosis. The mean survival for patients with cardiomyopathy due to hATTR amyloidosis is approximately 2.5 to five years following diagnosis, and treatment is currently limited to supportive care. Although limited treatment options are available, there remains a significant need for novel therapeutics to treat patients with hATTR amyloidosis.

Our APOLLO Phase 3 clinical trial for patisiran is ongoing and we expect to report top-line data from APOLLO in mid-2017. Assuming that the APOLLO data are positive, we expect to submit an NDA and MAA for patisiran by the end of 2017.

•

APOLLO Phase 3 Clinical Trial.  In November 2013, we initiated our ongoing APOLLO Phase 3 clinical trial of patisiran. The APOLLO Phase 3 clinical trial is a randomized, double-blind, placebo-controlled, global study designed to evaluate the efficacy and safety of patisiran in hATTR amyloidosis patients. The primary endpoint of the study is the difference in the change in the modified composite Neuropathy Impairment Score (NIS), termed “mNIS+7,” between patisiran and placebo at 18 months. The mNIS+7 score is an evaluation of muscle weakness, sensory and autonomic function, and nerve conductance across a 304-point scale, where neuropathy progression leads to an increased score over time. Secondary endpoints include: the Norfolk Quality of Life-Diabetic Neuropathy (QOL-DN) score; Neuropathy Impairment Score, or NIS-weakness; modified body mass index, or mBMI; timed ten-meter walk; and the COMPASS-31 autonomic symptom score. The trial was designed to enroll 200 hATTR amyloidosis patients with a baseline NIS in the range of five to 130, which represents patients with Stage 1 or Stage 2 familial amyloidotic polyneuropathy, or FAP. Patients were randomized two-to-one, patisiran-to-placebo, with patisiran administered at 0.30 mg/kg once every three weeks for 18 months by intravenous infusion. The study was designed with 90 percent power to conservatively detect as little as a 37.5 percent difference in change in mNIS+7 between treatment groups, with a two-sided alpha of 0.05. The placebo mNIS+7 progression rate was derived from an Alnylam analysis of natural history data from 283 hATTR amyloidosis patients. Patients completing the APOLLO Phase 3 clinical trial are eligible to enroll in a Phase 3 open-label extension, or OLE, study, called the APOLLO-OLE. In January 2016, we completed enrollment in our APOLLO study with a total of 225 hATTR amyloidosis patients with Stage 1 or Stage 2 disease, significantly exceeding the original anticipated enrollment of 200.

•

Phase 2 OLE Clinical Trial.  We have completed a Phase 2 clinical trial of patisiran. Patients participating in the Phase 2 study were eligible to participate in a Phase 2 OLE study with patisiran. The ongoing patisiran Phase 2 OLE study is an open-label, multi-center trial designed to evaluate the long-term safety and tolerability of patisiran administration. Patisiran is being administered once every three weeks at a dose of 0.30 mg/kg by intravenous infusion. The study is measuring a number of clinical endpoints every six months, including mNIS+7. In July 2016, we reported preliminary 24-month clinical data from this ongoing Phase 2 OLE study. The results for patients (N=24) who reached the 24-month endpoint as of a data cut off of May 12, 2016 showed a mean decrease of 6.7 points from baseline in mNIS+7 after 24 months of treatment. This compares favorably to an estimated mean increase (worsening) in mNIS+7 of 26 to 30 points at 24 months based upon analyses of historical data sets in untreated patients with polyneuropathy due to hATTR amyloidosis with similar baseline neurologic impairment. Similar results were seen in patients with or without concomitant use of TTR tetramer stabilizers. In a new analysis, over 70 percent of patients showed either improvement or no change in mNIS+7 at 24 months. In addition, patisiran administration was associated with statistically significant mean improvements in nerve fiber density from sweat gland biopsy samples from both the distal thigh and distal leg (p less than 0.01 for both), as read histologically in a blinded manner by a central lab. Over the 24-month period, hATTR amyloidosis patients with polyneuropathy with associated cardiac involvement (N=11) showed stability in their cardiac biomarkers, echocardiographic measures, and 10-meter walk test (i.e., gait speed). Serum TTR levels were also measured throughout the Phase 2 OLE study, and showed serum TTR reduction of up to 97 percent, a mean maximal reduction of 93 percent, and a mean reduction of 84 percent at 24 months.

In July 2016, we also presented the results of an exploratory analysis examining the relationship between the degree of serum TTR reduction with subsequent changes in mNIS+7. In the analysis, the degree of TTR reduction on Day 17 after the first dose of patisiran was compared to changes in mNIS+7 at 6, 12, 18 and 24 months. There was a positive correlation between the degree of serum TTR reduction and changes in mNIS+7. Specifically, greater degrees of TTR reduction resulted in greater levels of mNIS+7 improvement.

In the Phase 2 OLE study, patisiran administration was found to be generally well tolerated in patients with polyneuropathy due to hATTR amyloidosis out to 25 months, with no drug-related serious adverse events, or SAEs, reported through the data transfer date. The most common drug-related or possibly drug-related adverse events, or AEs, were flushing (22.2 percent) and infusion-related reactions (18.5 percent), all of which were mild in severity and did not result in any discontinuations. There were nine reports of SAEs in six patients, all of which were unrelated to study drug, including two deaths as previously reported. There were no clinically significant changes in liver function tests, renal function, or hematologic parameters, including platelet counts.

We expect to report 36-month data from the patisiran Phase 2 OLE study in late 2017.

The Committee for Orphan Medicinal Products, or COMP, of the EMA has designated patisiran as an orphan medicinal product for the treatment of ATTR amyloidosis. In addition, the FDA provided Orphan Drug Designation to patisiran as a therapeutic approach for the treatment of ATTR amyloidosis.  The FDA has also granted Fast Track designation to patisiran for the treatment of hATTR amyloidosis with polyneuropathy.

In January 2014, we entered into the 2014 Sanofi Genzyme collaboration, which is an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of Genetic Medicines, which includes our current and future Genetic Medicine programs that reach human proof-of-principal study completion, or Human POP, by the end of 2019, subject to extension to the end of 2021 in various circumstances.  Under this collaboration, we are leading development and commercialization of patisiran in the United States, Canada and Western Europe while Sanofi Genzyme will develop and commercialize the product in the Sanofi Genzyme Territory. The 2014 Sanofi Genzyme collaboration is described below under the heading “Strategic Alliances.”

Fitusiran — Hemophilia and Rare Bleeding Disorders

Fitusiran is a subcutaneously administered, investigational RNAi therapeutic targeting antithrombin, or AT, for the treatment of hemophilia A and B and rare bleeding disorders, or RBD. Fitusiran is designed to lower levels of AT with the goal of promoting sufficient thrombin generation to prevent bleeding in patients with hemophilia and RBD. AT, also known as "antithrombin III" and "SERPINC1," is a liver expressed plasma protein and member of the “serpin” family of proteins that acts by inactivating thrombin and other coagulation factors. AT plays a key role in normal hemostasis by helping to limit the process of fibrin clot formation. However, in hemophilia, insufficient thrombin generation results in impaired fibrin clot formation. Lowering AT in the hemophilia setting may promote the generation of sufficient levels of thrombin needed to form an effective fibrin clot and prevent bleeding. This rationale is supported by human genetic data suggesting that co-inheritance of thrombophilic mutations, including AT deficiency, may ameliorate bleeding in hemophilia. We believe this approach is a unique and innovative strategy for preventing bleeding in people with hemophilia.

Hemophilia is an inherited bleeding disorder characterized by recurrent bleeding episodes, typically into the joints and muscles. Recurrent bleeding into joints results in arthritis and joint damage, reducing mobility and often requiring joint replacement surgeries. There are approximately 200,000 persons diagnosed with hemophilia worldwide. Hemophilia A, or HA, is defined by loss-of-function mutations in factor VIII and hemophilia B, or HB, is defined by a loss-of-function mutation in factor IX. In patients with hemophilia, a deficiency in plasma proteins factor VIII or factor IX prevents the generation of thrombin to levels that are sufficient to prevent or stop bleeding. Other RBD are defined by deficiencies of blood coagulation factors, including Factors II, V, VII, X and XI. Based on our analysis of the available patient and market data, we estimate that there are approximately 1,000 persons worldwide with a severe bleeding phenotype because of these conditions. The goal of treatment for persons living with hemophilia is to prevent bleeding, establish prompt management of bleeds, and manage the complications of bleeding and treatment. Current guidelines recommend management of hemophilia with regular intravenous infusions of recombinant or human-derived clotting factors. The most serious treatment-related complication is the development of antibodies, known as inhibitors, to replacement factor. Inhibitor development can occur in both HA and HB, impacting as many as one-third of people with severe HA, and persons in this inhibitor subset become refractory to standard replacement therapy. There exists a significant need for novel therapeutics to treat people living with hemophilia and RBD.

We believe fitusiran has the potential to prevent bleeding in severe HA and HB patients and in patients with other RBD.  We are evaluating fitusiran in an ongoing Phase 1 study in HA and HB patients, with and without inhibitors, as well as in a Phase 2 OLE study. We plan to initiate our ATLAS Phase 3 program in early 2017. Subject to continued diligence and health authority feedback, the ATLAS program is expected to consist of three separate Phase 3 clinical trials: ATLAS-INH in severe HA and HB patients with inhibitors; ATLAS-A/B in severe HA and HB patients without inhibitors; and, ATLAS-PPX in severe HA and HB patients with or without inhibitors, switching from prophylactic factor or bypassing agent therapy to fitusiran prophylaxis.

•

Phase 1/Phase 2 OLE Clinical Trials.  The ongoing Phase 1 clinical trial of fitusiran is a single- and multi-dose, dose-escalation study comprised of four parts. Part A - which is complete - was a randomized, single-blind, placebo-controlled, single-dose, dose-escalation study (N=4 per cohort; 3:1 randomization of drug:placebo) in healthy volunteers. This part of the study was completed after the first dose cohort received a single subcutaneous dose of fitusiran at 30 micrograms per kilogram, or mcg/kg. Part B of the study - which is also complete - was an open-label, multi-dose, dose-escalation study that enrolled 12 patients with severe HA or HB. Patients in Part B received three weekly subcutaneous injections of fitusiran at doses of 15, 45, or 75 mcg/kg. Part C of the study - which has completed dosing - is an open-label, multi-dose, dose escalation study that enrolled 18 patients with moderate or severe hemophilia A or B without inhibitors. Twelve patients in Part C received three monthly subcutaneous doses of fitusiran at doses of 225, 450, 900, or 1800 mcg/kg. In addition, six patients in Part C received three fixed monthly subcutaneous doses of fitusiran at 80 mg. Part D of the study is designed to enroll up to 18 patients with inhibitors. Patients in Part D received three fixed monthly subcutaneous doses of fitusiran at 50 mg or 80 mg. The primary objective of Parts B, C, and D of the study is to evaluate the safety and tolerability of multiple doses of subcutaneously administered fitusiran in patients with hemophilia, with and without inhibitors. Secondary objectives include assessment of clinical activity as determined by lowering of plasma AT levels and increase in thrombin generation at pharmacologic doses of fitusiran. In addition, exploratory analyses of bleeding are being performed.

Patients with and without inhibitors who complete dosing in the Phase 1 trial are eligible to roll over into the fitusiran Phase 2 OLE study.

o

Phase 1 Data – HA and HB Patients with Inhibitors. In December 2016, we reported interim results, as of the data cut-off date of October 6, 2016, from Part D of our ongoing fitusiran Phase 1 study in patients with HA or HB with inhibitors who were enrolled in two separate dose cohorts of 50 mg, once-monthly (N=6) or 80 mg, once-monthly (N=10). Treatment with fitusiran resulted in potent and dose-dependent lowering of AT and increases in thrombin generation. In an exploratory analysis of bleeding events, a median annualized bleeding rate, or ABR, of zero was achieved for patients in combined dose cohorts in the observation period, compared to the pre-study median ABR of 31.

o

Phase 2 OLE Data – HA and HB Patients without Inhibitors. In December 2016, we reported results, as of the data cut-off date of October 6, 2016, from our ongoing Phase 2 fitusiran OLE study in 16 HA or HB patients without inhibitors. All patients were previously enrolled in the fitusiran Phase 1 study, receiving 3 weekly or 3 monthly subcutaneous doses ranging from 45 mcg/kg to 1800 mcg/kg. In the Phase 2 OLE study, fitusiran was administered subcutaneously once-monthly at two fixed dose levels, 50 mg (N=8) and 80 mg (N=8), with patients receiving up to 14 months of continuous dosing. Both dose levels achieved mean AT lowering of approximately 80 percent and mean increases in thrombin generation levels approaching the lower end of the range observed in normal healthy individuals in Part A of the Phase 1 study. In an exploratory post hoc analysis of bleed events, fitusiran achieved a median overall ABR of 1.0, over a median observation period of 5.7 months, compared to a median pre-study ABR of 4.0.

o

Safety. As of the data cut-off date of October 6, 2016, a total of 41 HA or HB patients were exposed to fitusiran in our ongoing Phase 1 and Phase 2 OLE studies. Fitusiran was generally well tolerated with the longest period of exposure of up to 14 months of continuous treatment. There were no drug-related SAEs and no thromboembolic events or laboratory evidence of pathologic clot formation through the data cut-off date. One non-inhibitor patient discontinued due to an AE described as non-cardiac chest pain considered severe and possibly related to study drug. The majority of AEs were mild or moderate in severity, with the most common AEs consisting of mild ISRs in 17 patients (41 percent). Asymptomatic and reversible alanine aminotransferase, or ALT, increases greater than three times ULN, without concurrent elevations in bilirubin greater than two times ULN, were observed in seven patients (17 percent); six of these patients had a medical history of hepatitis C infection. All breakthrough bleed events were successfully managed with standard replacement factor or bypassing agents.

Fitusiran has received Orphan Drug Designation for HA and HB in the United States and the EU.

In September 2015, Sanofi Genzyme elected to opt into a regional license for fitusiran and began funding the program under the regional license terms in January 2016.  In November 2016, Sanofi Genzyme elected to expand its regional rights and opt-in to co-develop and co-commercialize fitusiran in the United States, Canada and Western Europe, in addition to developing and commercializing the product in the Sanofi Genzyme Territory. In connection with the exercise of this right, Sanofi Genzyme paid us in January 2017 for their incremental share of co-development costs incurred from January 2016 to September 2016 in accordance with the 2014 Sanofi Genzyme collaboration. The 2014 Sanofi Genzyme collaboration is described below under the heading “Strategic Alliances.”

Inclisiran  (ALN-PCSsc) — Hypercholesterolemia

Inclisiran is a subcutaneously administered, investigational RNAi therapeutic targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia. PCSK9 is a protein involved in the regulation of low-density lipoprotein receptor, or LDL receptor, levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-C, which is commonly referred to as “bad” cholesterol. PCSK9 is produced by the liver and circulates in the bloodstream. Both intracellular and extracellular PCSK9 reduce the liver’s capacity to absorb LDL-C by decreasing LDL receptor levels. Published case reports have shown individuals with loss-of-function genetic mutations in PCSK9 have decreased blood cholesterol levels and a dramatically reduced risk of coronary artery disease, or CAD, including myocardial infarction or heart attack.

Hypercholesterolemia is a condition characterized by very high levels of cholesterol in the blood which is known to increase the risk of CAD, the leading cause of death in the United States. Some forms of hypercholesterolemia can be treated through dietary restrictions, lifestyle modifications (e.g., exercise and smoking cessation) and medicines such as statins. However, many patients with hypercholesterolemia are unable to lower their LDL-C to a level which reduces the risk of major cardiovascular events with lifestyle modifications and statins alone. In addition, high-risk subpopulations such as familial hypercholesterolemia patients, acute coronary syndrome patients and other statin intolerant patients often have residual risk of adverse cardiovascular outcomes that would benefit from more efficacious treatment. Severe forms of hypercholesterolemia are estimated to affect millions of patients worldwide, and as a result, there is a significant need for novel therapeutics to treat patients with hypercholesterolemia whose disease is inadequately managed by existing therapies.

In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases. Under the terms of the agreement, we were responsible for conducting certain pre-clinical studies, as well as the Phase 1 clinical study of inclisiran, and MDCO is responsible for leading and funding development from Phase 2 forward, as well as potential commercialization. Under the terms of the agreement with MDCO, the development leadership of inclisiran has now transferred from us to MDCO. A description of our agreement with MDCO is included below under the heading “Strategic Alliances.”

MDCO is conducting ORION-1, an ongoing Phase 2 clinical trial of inclisiran.  In addition, in January 2017, MDCO announced the initiation of the ORION-2 study of inclisiran in patients with homozygous familial hypercholesterolemia, or HoFH, as well as the ORION-3 study, which is a Phase 2 OLE cross-over study for patients completing the ongoing ORION-1 study.  Based on interim results from ORION-1, MDCO has announced its intention to progress inclisiran into Phase 3 development.

•

ORION-1 Phase 2 Clinical Trial.  In November 2016, we and MDCO reported positive initial data from a randomized, double-blind, placebo-controlled Phase 2 clinical study of inclisiran, known as ORION-1, being conducted by MDCO.  Among 189 randomized and treated patients who had been followed for 180 days or more by the interim data cut-off date of October 25, 2016, a single 300 mg subcutaneous injection of inclisiran achieved mean LDL-C reductions of 59 percent at Day 60, which were durable to Day 90 (mean 50 percent) and Day 180 (mean 43 percent and up to 81 percent). Two 300 mg injections of inclisiran - one given on Day 1 and one on Day 90 - achieved a mean LDL-C reduction of 57 percent at Day 120, which was durable to Day 180 (mean 52 percent and up to 81 percent). All differences relative to placebo in these 189 patients were statistically significant (p < 0.0001).

Inclisiran represents the largest safety experience for one of our investigational RNAi therapeutics to date.  As of the data cut-off date of October 25, 2016 (N=501), inclisiran was generally well tolerated and no material safety issue was observed, including no significant elevations of liver enzymes considered related to study medication and no neuropathy or change in renal function. The overall incidence of treatment emergent AEs was 54 percent both in patients randomized to placebo and in patients randomized to inclisiran, with no differences between inclisiran doses. ISRs with inclisiran were infrequent (observed in 3.2 percent of patients), mild or moderate, and transient. One fatal myocardial infarction was reported as unrelated to study drug, and one patient with ALT greater than three times ULN was attributed to concomitant statin use.

In January 2017, MDCO reported positive top-line results from its interim analysis with Day 180 follow-up for all 501 patients enrolled in the ORION-1 Phase 2 study.  As reported by MDCO, in the interim analysis, inclisiran continued to demonstrate significant and durable LDL-C reduction, supporting the potential for a low-volume dosing regimen of two or three injections per year. Inclisiran was well tolerated and no material safety issue, including no investigational drug-related elevation of liver enzymes, neuropathy or change in renal function, was observed.  ISRs with inclisiran were infrequent, mild or moderate, and transient.

Data from our Phase 1 study of inclisiran were published in the New England Journal of Medicine Jan. 2017.

Early Stage Clinical Development Programs

Givosiran — Acute Hepatic Porphyrias

Givosiran is a subcutaneously administered, investigational RNAi therapeutic targeting aminolevulinate synthase-1, or ALAS-1, for the treatment of acute hepatic porphyrias, or AHPs. The porphyrias are a family of rare metabolic disorders predominately caused by a genetic mutation in one of the eight enzymes responsible for heme biosynthesis. AHPs constitute a subset of porphyrias that are characterized by acute neurovisceral attacks and in some instances, skin manifestations. The enzyme deficiency in AHP occurs within the liver, and includes acute intermittent porphyria, or AIP, hereditary coproporphyria, variegate porphyria and hereditary delta-aminolevulinic acid dehydratase deficiency which is extremely rare. The initial focus of the givosiran program is on AIP, the most common AHP, which is an ultra-rare disease caused by loss of function mutations in porphobilinogen deaminase, or PBGD, that can result in the upstream accumulation of toxic heme intermediates, including aminolevulinic acid, or ALA, and porphobilinogen, or PBG. Exposure of AIP patients to certain drugs, dieting or hormonal changes can trigger strong induction of ALAS-1, the first and rate-limiting enzyme in the pathway, which can lead to accumulation of the toxic heme intermediates that precipitate disease symptoms. Patients with one of the AHPs can have acute and/or recurrent attacks that are characterized by severe abdominal pain, paresis or paralysis, neuropsychiatric manifestations, cutaneous lesions and, in some instances, death if untreated or if treatment is delayed. In addition, more than 50 percent of AHP patients report chronic porphyria symptoms, most commonly pain, while not having acute attacks.

It is estimated that approximately 5,000 patients in the United States and Europe suffer sporadic AIP attacks annually, and approximately 1,000 patients are afflicted with recurrent, debilitating attacks. The only approved treatments for acute attacks are preparations of heme derived from human blood. Heme requires administration through a large vein or central venous catheter and is associated with a number of side effects including thrombophlebitis, coagulation abnormalities, headaches and hypersensitivity reactions. While heme is not approved for prophylactic use (i.e., the prevention of acute attacks), it is sometimes used in this manner in patients who experience recurrent attacks. Chronic administration of heme has been found to result in renal insufficiency, iron overload, systemic infections (due to the requirement for central venous access) and, in some instances, tachyphylaxis. In addition, given the short half-life of hemin (10.8 hours), its beneficial effect on the toxic precursors ALA and PBG is short lived.  As a result, patients may require hemin infusions as frequently as bi-weekly and often have significant chronic symptoms in between infusions. There is a clear unmet need for new therapies for AIP that could be both safer and more effective and more convenient to administer than available therapies.

Givosiran has the potential to be a prophylactic approach for the prevention of recurrent attacks, as well as a therapy for the treatment of acute porphyria attacks. We are evaluating givosiran in an ongoing Phase 1 study and expect to present additional data from Part C of this study in mid-2017.  We plan to initiate a Phase 3 clinical trial for givosiran in late 2017, subject to communications with regulatory authorities.

•

Phase 1 Givosiran Study. The Phase 1 study is being conducted in three parts. Parts A and B, which have completed dosing, were randomized (3:1, drug:placebo), single-blind, single-dose (Part A) and multi-dose (Part B), dose-escalation studies, designed to enroll up to a total of 40 “asymptomatic high excreter,” or ASHE, subjects with a defined mutation in the PBGD gene and elevated urinary levels of ALA and PBG, but no current porphyria attacks. The primary objective of Parts A and B was to evaluate safety and tolerability of single and multiple subcutaneous doses of givosiran. Secondary objectives included evaluation of clinical activity for givosiran as measured by reduction in plasma and urinary levels of ALA and PBG. Exploratory objectives include the impact of givosiran on liver ALAS-1 messenger RNA, or mRNA, as measured from serum or urinary exosomal mRNA preparations. Part C, initiated in February 2016, is a randomized (3:1, drug:placebo), double-blind, multi-dose study in up to 20 AIP patients who experience recurrent porphyria attacks. Patients are initially followed in a three-month run-in phase, where the number and frequency of porphyria attacks and levels of ALA and PBG are measured prospectively. Patients who experience at least one porphyria attack during the run-in phase are then eligible to enter the six-month treatment phase of the study, where they are randomized to receive two once-quarterly doses or four once-monthly doses of placebo or givosiran.  During the treatment phase, the effects of placebo or givosiran on the number and frequency of porphyria attacks, as well as on the levels of ALA and PBG, are measured prospectively and then compared to run-in phase results. Additional measures include safety, tolerability, hospitalizations, use of hemin, levels of ALAS-1 mRNA, and givosiran pharmacokinetics. Following the treatment phase, all patients are eligible to receive givosiran in an OLE study.

We reported interim data from Parts A and B of our Phase 1 study in September 2016. Results as of the data transfer date of June 28, 2016 showed that givosiran administration resulted in rapid, dose-dependent and durable silencing of liver ALAS-1 mRNA in both Part A (N=20) and Part B (N=8) of the trial.  In addition, data showed rapid and dose-dependent lowering of ALA and PBG of up to 95 percent.  Reductions in ALA and PBG were highly durable, with effects lasting for over ten months after a single dose.  Givosiran continued to be generally well tolerated in ASHE subjects as of the data transfer date.  There were three SAEs that were all deemed to be unlikely related to study drug.  With the exception of one AE that was severe and unrelated to study drug, all other AEs were mild or moderate in severity, most commonly including abdominal pain, diarrhea, hypoesthesia, nasopharyngitis, pruritis and rash.  There were no clinically significant changes in vital signs, electrocardiograms, clinical laboratory parameters, or physical examination.

In December 2016, we reported positive initial clinical activity results for givosiran from Cohorts 1 and 2 of Part C of our Phase 1 study. Data included unblinded results for Cohort 1 (N=4, 2.5 mg/kg given once-quarterly) and aggregated, blinded results for Cohort 2 (N=4, 2.5 mg/kg given once-monthly) given that the patients in Cohort 2 were still in the treatment phase of the study. Consistent with results in ASHE patients, givosiran administration resulted in robust and durable lowering of ALA and PBG. In Cohort 1, givosiran administration resulted in meaningful reductions in the number and frequency of porphyria attacks. Specifically, as compared with the run-in phase, there was a 74 percent mean decrease in the annualized attack rate and a 75 percent mean reduction in annualized hemin administration. In addition, the maximum attack-free interval (i.e., the greatest period of time between porphyria attacks) was a mean of approximately 10.5 times that observed during the run-in phase. Favorable treatment effects in all three parameters were seen in each of the givosiran-treated patients. In contrast, the single placebo patient in Cohort 1 showed a generally similar number and frequency of porphyria attacks and a generally similar amount of hemin usage during the run-in and treatment phases. Finally, the aggregated blinded data for Cohort 2 patients, with approximately three months of treatment phase data, provided additional evidence of clinical activity. Specifically, as compared with the run-in phase, Cohort 2 patients receiving placebo or givosiran showed a 50 percent mean reduction in annualized attack rate and a 76 percent mean reduction in annualized hemin doses administered; the maximum attack-free interval was a mean of approximately 2.4 times that observed during the run-in phase.

As of the data transfer on November 7, 2016, there were no drug-related SAEs reported in Cohorts 1-4.  In Cohort 3, which remains blinded, one death was reported after the data transfer date due to acute pancreatitis, complicated by a pulmonary embolism; the death was considered to be unlikely related to givosiran or placebo by the investigator and the study’s Safety Review Committee.  In Cohorts 1 and 2, there were no discontinuations due to AEs.  Possibly or definitely related AEs reported in two or more cases were ISRs and myalgia; all of these events were mild. There were no other clinically significant changes in vital signs, electrocardiograms, clinical laboratory parameters or physical examination.

Givosiran has received Orphan Drug Designation in the United States and the EU for the treatment of AHPs.

During 2016, Sanofi Genzyme elected not to opt into the development and commercialization of givosiran in the Sanofi Genzyme Territory, providing us with full global control of the program for further development and commercialization, if approved. The 2014 Sanofi Genzyme collaboration is described below under the heading “Strategic Alliances.”

Other Early Stage Clinical Programs

ALN-CC5 — Complement-Mediated Diseases

•

Subcutaneously administered, investigational RNAi therapeutic targeting the C5 component of the complement pathway for the treatment of complement-mediated diseases. The complement system plays a central role in immunity as a protective mechanism for host defense, but its dysregulation results in life-threatening complications in a broad range of human diseases including paroxysmal nocturnal hemoglobinuria, or PNH, atypical hemolytic-uremic syndrome, or aHUS, myasthenia gravis, neuromyelitis optica and membranous nephropathy, amongst others. Complement component 5, which is predominantly expressed in liver cells, is a genetically and clinically validated target.

•

Dosing completed in a Phase 1/2 clinical trial. The Phase 1/2 trial was conducted in three parts. Parts A and B were randomized (3:1, drug:placebo), double-blind, placebo-controlled, single ascending dose, or SAD, and multiple ascending dose, or MAD, studies, respectively, which enrolled 56 healthy adult volunteers. These parts of the study were designed to evaluate safety and tolerability of single and multiple subcutaneous doses of ALN-CC5. In December 2016, we reported new results from Part C of the Phase 1/2 trial, which provided evidence that ALN-CC5-mediated knockdown of serum C5 has the potential to enable effective sparing of dose level and frequency of eculizumab in patients with PNH.  As of the data transfer date of October 13, 2016, results showed that PNH patients who had previously been naive to eculizumab (N=3) achieved sustained control of disease hemolysis by achieving  normalization of LDH to less than or at approximately 1.5 times ULN for up to six months while on a spared eculizumab regimen of 600 mg every four weeks (normal dose for eculizumab 900 mg every two weeks).  For patients who entered the study on background eculizumab (N=3), effective disease control with normalization of LDH to less than or at approximately 1.5 times ULN was achieved for up to five months while on a spared regimen of 900 mg eculizumab dosed every four weeks.  Using an assay for eculizumab plasma levels, both sparing regimens achieved stable eculizumab trough levels greater than 100 mcg/mL during the five to six month period.

•

ALN-CC5 generally well tolerated in patients with PNH after multiple doses for up to 16 weeks of dosing.  As of the data transfer date of October 13, 2016, there were no SAEs or discontinuations due to AEs in the study, and the majority of reported AEs were mild or moderate in severity.  One patient had a mild injection site reaction which was deemed possibly or definitely related to study drug, and one patient had a severe AE reported as hepatoxicity, which was asymptomatic grade 3 transaminitis, transient and without increase in total bilirubin.  Further, under the ongoing pharmacodynamic effects of ALN-CC5, the transaminase elevations returned to baseline and the patient remained in the study.

•

During 2016, Sanofi Genzyme elected not to opt into the development and commercialization of ALN-CC5 in the Sanofi Genzyme Territory, providing us with full global control of the program for further development and commercialization, if approved. The 2014 Sanofi Genzyme collaboration is described below under the heading “Strategic Alliances.”

ALN-GO1 — Primary Hyperoxaluria 1

•

Subcutaneously administered, investigational RNAi therapeutic, for the treatment of primary hyperoxaluria type 1, or PH1, an ultra-rare inherited orphan disease in which the lack of a particular liver enzyme causes the body to produce excess amounts of a substance called oxalate. This leads to a buildup of insoluble calcium oxalate, causing kidney failure and further organ damage for some patients in infancy and most patients by their mid-twenties. About 50 percent of patients will have kidney failure by age 15, and about 80 percent will have end stage renal disease by age 30.  ALN-GO1 targets the gene for glycolate oxidase, GO, an enzyme that works upstream of the defect in PH1 patients, and is designed to starve the pathway of substrate for oxalate production with the goal of preventing its associated pathology.  Current treatment options are very limited, and include frequent renal dialysis or combined organ transplantation of liver and kidneys, a procedure with high morbidity that is limited due to organ availability. Although a small minority of patients respond to vitamin B6 supplementation, there are no approved pharmaceutical therapies for PH1.

•

Dosing in a randomized, single-blind, placebo-controlled Phase 1/2 clinical trial ongoing. Part A is a single-dose study that enrolled 32 healthy adult volunteers. Part B will be a multi-dose study designed to enroll up to a total of 20 patients with PH1. The primary objective is to evaluate safety and tolerability of single and multiple subcutaneous doses of ALN-GO1.  In September 2016, we reported initial data (N=32) as of the data transfer dates on August 17, 2016 (for safety) and September 2, 2016 (for pharmacodynamic activity). ALN-GO1 administration resulted in dose-dependent and statistically significant (nominal two-sided p values less than 0.05) increases from baseline in plasma and urinary glycolate as compared to placebo, with up to an 8-fold increase in plasma glycolate in the highest dose cohort. The effects of ALN-GO1 were highly durable, with levels sustained through 85 days at the highest dose, supportive of a once-monthly and possibly once-quarterly subcutaneous dose regimen.

•

Single doses of ALN-GO1 were shown to be generally well tolerated in healthy adult volunteers. There were no SAEs reported. AEs were reported in 88 percent (N=21) of ALN-GO1 treated subjects and 63 percent (N=5) of placebo treated subjects. Common AEs occurring in greater than 10 percent of ALN-GO1 treated subjects included nasopharyngitis (N=6), headache (N=5), and transient injection site pain (N=4). All AEs were mild to moderate with the exception of one subject in the lowest dose cohort who had transient, asymptomatic creatine phosphokinase elevation which was unrelated to study drug.

•	ALN-GO1 has been granted Orphan Drug Designation in the United States and the EU for the treatment of PH1.

ALN-TTRsc02 —  TTR-Mediated Amyloidosis

•	Subcutaneously administered, investigational RNAi therapeutic targeting TTR for the treatment of ATTR amyloidosis; represents an extension of our program for ATTR amyloidosis.
•

Phase 1 randomized, placebo-controlled, single ascending-dose study in healthy volunteers ongoing.  Data (N=48) reported in December 2016 demonstrated that single subcutaneous doses of ALN-TTRsc02 achieved robust serum TTR reduction of up to 98.4 percent (mean max of 97.1 ± 0.5 percent), with durability for well over four months. At a dose of 50 mg, ALN-TTRsc02 achieved a mean TTR reduction at day 90 of 86.2 percent.  Based on these results, we believe that a once-quarterly, fixed dose of 25 to 50 mg of ALN-TTRsc02 could achieve clamped and potentially clinically-meaningful reductions of TTR exceeding 80 percent.

•

Generally well tolerated in healthy volunteers, with no SAEs and no discontinuations due to AEs. All AEs reported were mild or moderate in severity and included transient ISRs (redness and pain), pruritus, cough, nausea, fatigue and abdominal pain. No clinically significant changes were reported in hematologic or laboratory parameters (e.g., liver function tests), vital signs or physical exams.

ALN-HBV — Hepatitis B Virus (HBV)

•

Subcutaneously administered, investigational RNAi therapeutic, ALN-HBV, targeting the hepatitis B virus, or HBV, genome for the treatment of chronic hepatitis B.  Chronic HBV infection is the most common serious liver infection in the world. Worldwide, two billion people (one out of three people) have been infected with HBV and an estimated 240 - 290 million people have become chronically infected. The clinical manifestations are severe. Nearly 25 percent of chronic HBV patients develop serious liver diseases such as cirrhosis, fibrosis and hepatocellular carcinoma.  An estimated one million people die each year from HBV infection and its complications worldwide; about 5,000 of those are in the United States. Despite the use of nucleoside analog inhibitors of viral DNA synthesis and interferon therapies, the cure rate for chronic HBV infection is less than ten percent. Reduction in HBV surface antigen, or HBsAg, levels of over 0.5 log10 is the single best predictor of immunologic cure. We believe an RNAi therapeutic inhibiting all steps of the HBV life cycle and silencing tolerogenic viral antigens has the potential to achieve a “functional cure.”
•

Phase 1/2 randomized, single-blind, placebo-controlled study is ongoing. Part A is a single-dose study designed to enroll up to a total of 24 normal healthy volunteers. Part B will be a single-dose study designed to enroll up to a total of 28 patients with chronic HBV infection. Part C will be a multi-dose study designed to enroll up to a total of 48 patients with chronic HBV infection. The primary objective of the study is to evaluate safety and tolerability of single and multiple subcutaneous doses of ALN-HBV. Our ALN-HBV program derives from our 2014 acquisition of the RNAi assets of Merck Sharp & Dohme Corp., or Merck, including Sirna Therapeutics, Inc., or Sirna.

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

Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a potential new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products for which it elects to opt-in, in the rest of the world, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights. We currently have a global alliance with MDCO for the development and commercialization of our inclisiran program.

We also have entered into license agreements to obtain rights to intellectual property in the field of RNAi. In addition, because delivery of RNAi therapeutics has historically been an important objective of our research activities, we have entered into various collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies, including various LNP delivery technologies.

Strategic Alliances

We have formed, and intend to continue to form, strategic alliances to gain access to the financial, technical, clinical and commercial resources necessary to develop and market RNAi therapeutics. We expect these alliances to provide us with financial support in the form of upfront cash payments, license fees, equity investments, research, development, and sales and marketing funding, milestone payments and/or royalties or profit sharing based on sales of RNAi therapeutics. Below is a brief description of our key strategic alliance and license agreements.

Product Alliances.

Sanofi Genzyme.    In January 2014, we entered into a global, strategic collaboration with Sanofi Genzyme to discover, develop and commercialize RNAi therapeutics as Genetic Medicines to treat orphan diseases. The 2014 Sanofi Genzyme collaboration is structured as an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of Genetic Medicines, which includes our current and future Genetic Medicine programs that reach Human POP by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in the United States, Canada and Western Europe, referred to as the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the rest of the world, referred to as the Sanofi Genzyme Territory, together with certain broader co-development/co-commercialize or worldwide rights for certain products. Sanofi Genzyme’s rights are structured as an opt-in that is triggered upon achievement of Human POP. We maintain development control for all programs prior to Sanofi Genzyme’s opt-in and maintain development and commercialization control after Sanofi Genzyme’s opt-in for all programs in the Alnylam Territory.

Upon the closing of the equity transaction in February 2014, we sold to Sanofi Genzyme 8,766,338 shares of our common stock and Sanofi Genzyme paid $700.0 million in aggregate cash consideration to us. As a condition to the closing of the equity transaction, Sanofi Genzyme entered into an investor agreement with us containing provisions regarding Sanofi Genzyme’s holding and “standstill” obligations, additional purchase, voting and registration rights, as well as certain other rights and obligations of the parties.

For more information regarding the 2014 Sanofi Genzyme collaboration, including its ongoing financial and accounting impact on our business, please read Note 3, Significant Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

The Medicines Company.    In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases.  Under the MDCO agreement, we had responsibility for the development of inclisiran until Phase 1 Completion, as defined in the MDCO agreement, at our cost. In late 2015, MDCO assumed responsibility for all development and commercialization of inclisiran, at its sole cost, and is advancing inclisiran into late stage development. For more information regarding the MDCO agreement, including its ongoing financial and accounting impact on our business, please read Note 3, Significant Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Platform Alliances.

Monsanto Company.    In August 2012, we and Monsanto Company, or Monsanto, entered into a license and collaboration agreement, pursuant to which we granted to Monsanto a worldwide, exclusive, royalty bearing right and license, including the right to grant sublicenses, to our RNAi platform technology and intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. The Monsanto agreement also included the transfer of technology from us to Monsanto and initially included a collaborative research project. Under the Monsanto agreement, Monsanto will be our exclusive collaborator in the agriculture field for a ten-year period.  For more information regarding the Monsanto agreement, including its ongoing financial and accounting impact on our business, please read Note 3, Significant Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Takeda Pharmaceutical Company Limited.    In May 2008, we entered into a license and collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, to pursue the development and commercialization of RNAi therapeutics. Under the Takeda agreement, we granted to Takeda a non-exclusive, worldwide, royalty-bearing license to our intellectual property, including delivery-related intellectual property, controlled by us as of the date of the Takeda agreement or during the five years thereafter, to develop, manufacture, use and commercialize RNAi therapeutics, subject to our existing contractual obligations to third parties. The license initially is limited to the fields of oncology and metabolic disease and may be expanded at Takeda’s option to include other therapeutic areas, subject to specified conditions.  For more information regarding the Takeda agreement, including its ongoing financial and accounting impact on our business, please read Note 3, Significant Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Other Strategic License Agreements.

Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.).    In January 2015, we and Ionis Pharmaceuticals, Inc., or Ionis, entered into a second amended and restated strategic collaboration and license agreement, which we further amended in July 2015. The 2015 Ionis agreement provides for certain new exclusive target cross-licenses of intellectual property on eight disease targets, providing each company with exclusive RNA therapeutic license rights for four programs, and extends the parties’ existing non-exclusive technology cross-license, which was originally entered into in 2004 and was amended and restated in 2009, through April 2019.  Under the original agreement, Ionis licensed to us its patent estate related to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi products.  In turn, we non-exclusively licensed to Ionis our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, single stranded RNAi therapeutics and to research double-stranded RNAi compounds. Ionis also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a non-exclusive basis. For more information regarding the 2015 Ionis agreement, including its ongoing financial and accounting impact on our business, please read Note 3, Significant Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Intellectual Property Licenses

In December 2002, we entered into a co-exclusive license with Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck Innovation, for the worldwide rights to use and sublicense certain patented technology to develop and commercialize therapeutic products and related applications. We also obtained the rights to use, without the right to sublicense, the technology for all diagnostic uses other than for the purposes of therapeutic monitoring. We were also given the right to acquire the remaining 50 percent exclusive rights, which right we exercised upon our acquisition of Ribopharma AG in July 2003. In June

2005, we entered into an amendment to our agreement with Max Planck Innovation that secured our exclusivity to use and sublicense certain patented technology to develop and commercialize therapeutic products and related applications.

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

Delivery-Related License Agreements

Arbutus.    In November 2012, we, Arbutus Biopharma Corporation, or ABC (formerly Tekmira Pharmaceuticals Corporation), and Protiva Biotherapeutics, Inc., a wholly owned subsidiary of ABC, and together with ABC, referred to as Arbutus, agreed to restructure our existing contractual relationship. In connection with this restructuring, the parties entered into a cross-license agreement that superseded the prior license and manufacturing agreements among us.

Under the 2012 cross-license agreement, the parties consolidated certain intellectual property related to LNP technology for the systemic delivery of RNAi therapeutics. Specifically, certain patents and patent applications, including the MC3 lipid family used with patisiran, were assigned by us to ABC. We retain rights to use this intellectual property for the research, development and commercialization of RNAi therapeutic products, including the rights to sublicense this intellectual property on a product-by-product basis. Arbutus has also granted us a worldwide license to its LNP technology for the research, development and commercialization of LNP-based RNAi therapeutics, which license shall be exclusive for up to eight targets designated by us, and otherwise shall be non-exclusive. We have the right to sublicense on a product-by-product basis.

In addition, we elected to buy out our manufacturing obligations to ABC with respect to our LNP-based pipeline programs. We made a one-time payment of $30.0 million to ABC for the termination of, and our release from, all of our obligations under the manufacturing agreement. We also have the right to manufacture and have manufactured our LNP-based RNAi therapeutics, which right may be sublicensed to our collaborators.

Further, pursuant to the 2012 cross-license agreement, we made a one-time payment of $35.0 million to ABC, which amount included a license termination payment, as well as the buy-down of certain milestone payments and the significant reduction of royalty rates for certain LNP-based products, including patisiran. In addition, we agreed to pay ABC an aggregate of $10.0 million in contingent milestone payments related to advancement of ALN-VSP and patisiran, representing the only remaining milestone obligations for these products. In December 2013, we paid to ABC $5.0 million in connection with the initiation of our APOLLO Phase 3 clinical trial for patisiran, fulfilling one of these milestone obligations. With respect to the second $5.0 million milestone, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with ABC regarding the achievement by ABC of this milestone under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015. In March 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. The grounds on which Arbutus could appeal this ruling were limited and Arbutus did not appeal by the June 8, 2016 deadline.

Under the 2012 cross-license agreement, Arbutus has three exclusive and ten non-exclusive licenses to research, develop and commercialize RNAi therapeutics directed to up to thirteen gene targets.  Arbutus may sublicense these rights on a product-by-product basis. We are eligible to receive from Arbutus up to an aggregate of $8.5 million in milestone payments for RNAi therapeutics directed to nine of the targets for which we have granted licenses to Arbutus, together with single-digit royalties on annual product sales, if any, of RNAi therapeutic products directed to all thirteen of the targets for which we have granted licenses to Arbutus. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Arbutus.

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

UBC and Acuitas.    In July 2009, we entered into a research agreement with The University of British Columbia, or UBC, and Acuitas Therapeutics Inc., or Acuitas (formerly AlCana Technologies, Inc.), that was focused on the discovery of novel lipids, such as the MC3 lipid, which is employed in patisiran. Pursuant to the terms of the research agreement, we funded collaborative research through July 2012, which was conducted by our scientists, together with scientists at UBC and Acuitas. Under the research agreement, UBC and Acuitas are eligible to receive up to an aggregate of $1.3 million in milestone payments from us for each licensed product (as defined in the research agreement) directed to a particular target (as defined in the research agreement), together with single-digit royalty payments on annual product sales, if any.

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

We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property estate for RNAi therapeutics includes over 3,400 active cases and over 1,400 granted or issued patents, of which over 500 are issued or granted in the United States, the EU, including by the European Patent Office, or EPO, and Japan. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area.

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

Patent Licensor/Owner	Subject Matter	First Priority Date	Inventors	Status	Expiration Date*	Alnylam Rights

Ionis	Inactivation of target mRNA	6/6/1997	S. Crooke	EP 0928290 Additional applications pending in the U.S. and several foreign jurisdictions	6/6/2017	Exclusive rights for therapeutic purposes related to siRNAs**

Carnegie Institution of Washington	Double-stranded RNAs to induce RNAi	12/23/1997	A. Fire, C. Mello	U.S. 6,506,559, U.S. 7,560,438, U.S. 7,538,095, U.S. 7,622,633, U.S. 8,580,754, U.S. 8,283,329 & U.S. 9,102,939 Additional applications pending in the U.S. and several foreign jurisdictions	12/18/2018	Non-exclusive rights for therapeutic purposes

Medical College of Georgia Research Institute, Inc.	Methods for inhibiting gene expression using double-stranded RNA	1/28/1999	Y. Li, M. Farrell, M. Kirby	U.S. 7,888,325 & U.S. 8,148,345 AU 776150 (Australia) Additional applications pending in the U.S., Europe and Canada	1/28/2020	Exclusive rights

Alnylam	Small double-stranded RNAs as therapeutic products	1/30/1999	R. Kreutzer, S. Limmer

U.S. 7,763,590, U.S. 7,829,697 & U.S. 7,994,309

EP 1798285, EP 2363479, EP 1144623, EP 1214945 (revoked/under appeal), EP 1550719 (revoked/under appeal), CA 2359180 (Canada), AU 778474 (Australia), ZA 2001/5909 (South Africa), DE 20023125 U1, DE 10066235 & DE 10080167 (Germany)

Additional applications pending in the U.S. and several foreign jurisdictions

					1/29/2020	Owned

Alnylam	Medicament for inhibiting the expression of a target gene and medicament for treating a tumor disease	1/9/2001	R. Kreutzer, S. Limmer, H-P.Vornlocher, P. Hadwiger, A. Geick, M. Ocker, C. Herold, D. Schuppan	U.S. 7,868,160 & U.S. 8,143,390 EP 1799270 & EP 1349927 (opposed and maintained in amended form)	1/9/2022	Owned

Alnylam	Method for inhibiting the expression of a wide variety of oncology target genes with double-stranded RNA between 15-49 nucleotides	1/9/2001	R. Kreutzer, S. Limmer, P. Hadwiger	U.S. 8,273,870, U.S. 8,546,143 & U.S. 9,074,213 EP 1352061 (opposed, maintained with no further right to appeal)	1/9/2022	Owned

Alnylam	Composition and methods for inhibiting a target nucleic acid with double-stranded RNA of between 20-49 base pairs wherein at least one end is blunt	1/9/2001	R. Kreutzer, St. Limmer, Sy. Limmer, P. Hadwiger	U.S. 14/737,304 (allowed)	1/9/2022	Owned

Patent Licensor/Owner	Subject Matter	First Priority Date	Inventors	Status	Expiration Date*	Alnylam Rights
Alnylam	Composition and methods for inhibiting a target nucleic acid with double-stranded RNA	4/21/1999	C. Pachuk, C. Satishchandran	EP 1171586, AU 781598 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	4/19/2020	Owned

Cancer Research Technology Limited	RNAi uses in mammalian oocytes, preimplantation embryos and somatic cells (EP only: wherein the RNAi compound is at least 25 base pairs)	11/19/1999	M. Zernicka- Goetz, F. Wianny, M.J. Evans, D.M. Glover	EP 1230375 (revoked/successfully appealed and granted in amended form), SG 89569 (Singapore), AU 774285 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	11/17/2020	Exclusive rights for therapeutic purposes

Massachusetts Institute of Technology, Whitehead Institute for Biomedical Research, Max Planck Gesellschaft, University of Massachusetts ***	Mediation of RNAi by small RNAs 21-23 base pairs long with claims directed to compositions, methods of use and manufacture	3/30/2000	D.P. Bartel, P.A. Sharp, T. Tuschl, P.D. Zamore

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

Additional applications pending in the U.S. and several foreign jurisdictions

					11/29/2021	Exclusive rights for therapeutic purposes****

Patent Licensor/Owner	Subject Matter	First Priority Date	Inventors	Status	Expiration Date*	Alnylam Rights
Alnylam	Methods for inhibiting a target nucleic acid via the introduction of a vector encoding a double-stranded RNA	1/31/2001	T. Giordano, C. Pachuk, C. Satishchandran	U.S. 9,051,566 AU 785395 (Australia) Additional applications pending in the U.S., Australia and Canada	1/31/2021	Owned

Stanford University	RNAi uses in vivo in mammalian liver	7/23/2001	M.A. Kay, A.P. McCaffrey	U.S. 9,018,179 EP 1409506, AU 2002326410 (Australia) Additional applications pending in the U.S. and several foreign jurisdictions	7/23/2021	Exclusive rights for therapeutic purposes
Alnylam	Claims directed to carbohydrate conjugates linked to siRNA	4/17/2003	M. Manoharan

U.S. 7,723,509, U.S. 7,745,608, U.S. 7,851,615, U.S. 8,017,762, U.S. 8,507,661, U.S. 8,344,125, U.S. 8,796,436, U.S. 8,865,677 & U.S. 8,426,377

Additional applications pending in the U.S. and several foreign jurisdictions

					9/21/2024	Owned

Alnylam	Claims directed to GalNAc-conjugated siRNA	12/4/2007	M. Manoharan	U.S. 8,106,022, U.S. 8,450,467, U.S. 8,828,956 & U.S. 9,370,581 Additional applications pending in the U.S. and several foreign jurisdictions	12/4/2028	Owned

Sirna******	Claims directed to highly chemically modified oligonucleotides with granted claims directed to double-stranded RNA of between 18 and 24 nucleotides with various combinations of chemical modifications	2/20/2002	J. McSwiggen

U.S. 7,923,547, U.S. 7,956,176, U.S. 7,989,612, U.S. 8,232,383, U.S. 8,268,986, U.S. 8,236,944, U.S. 8,272,979, U.S. 8,273,866, U.S. 8,242,257, U.S. 8,618,277, U.S. 8,846,894, U.S. 8,648,185 & U.S. 9,181,551

EP 1423406 (opposed and maintained), EP 2287306 (opposed and maintained in amended form), EP 2278004 (opposed, opposition withdrawn), EP 1627061, EP 1458741 (opposed, opposition withdrawn) & EP 1931781,

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

The Glover patent series has resulted in several patent grants, including in Europe (EP 1230375). We have an exclusive license to the Glover patent for therapeutic uses from Cancer Research Technology Limited, or CRT.

The Tuschl patent applications owned by Whitehead Institute for Biomedical Research, or Whitehead, the Massachusetts Institute of Technology, or MIT, UMass and Max Planck Gesellschaft zur Foerderung der Wissenschaften e.V. on the invention by Dr. Tuschl and his colleagues, which we call the Tuschl I patent series, cover compositions and methods important for RNAi discovery. We are the exclusive licensee of the Tuschl I patent series for RNAi therapeutics. The Tuschl patent applications owned by Max Planck Gesellschaft zur Foerderung der Wissenschaften e.V., Whitehead, MIT and UMass on the invention by Dr. Tuschl and his colleagues, which we call the Tuschl II patent series, cover what we believe are key structural features of siRNAs. Specifically, the Tuschl II patents and patent applications include claims directed to synthetic siRNAs and the use of chemical modifications to stabilize siRNAs. We have obtained an exclusive license to claims in the Tuschl II patent series uniquely covering the use of RNAi for therapeutic purposes. Collectively, the Tuschl I and II patent families cover a wide range of double-stranded RNA molecules including those unmodified and those comprising chemical modifications. Examples of those chemical modifications encompassed by the Tuschl claims include those modifications made in the ribose ring, e.g., at the 2’ position such as 2’-OMe, 2’-F or modifications such as those found in locked and unlocked (acyclic) nucleotides.

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

Intellectual Property Related to Chemical Modifications

Our amended and restated collaboration and license agreement with Ionis provided us with rights to practice the inventions covered by over 200 issued patents worldwide, as well as rights based on future chemistry patent applications through April 2014 for use with double-stranded RNA products. In January 2015, we entered into a second amended and restated agreement with Ionis to extend our rights to future chemistry applications through April 2019. These patents expire both in and outside the United States generally between 2015 and 2035, subject to any potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. These inventions cover chemical modifications we may wish to incorporate into double-stranded RNA therapeutic products designed to work through an RNAi mechanism. Under the terms of our agreement, Ionis agreed not to grant licenses under these patents to any other organization for double-stranded RNA products designed to work through an RNAi mechanism, except in the context of a collaboration in which Ionis plays an active role.

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

In September 2014, the United States Patent and Trademark Office, or USPTO, granted U.S. Patent No. 8,828,956 with claims directed to compositions including those comprising a modified RNA agent linked to a biantennary or triantennary ligand. Specifically, the granted patent includes claims that broadly cover single- or double-stranded, chemically modified RNA therapeutic molecules conjugated with a GalNAc ligand independent of length, sequence or disease target.

The acquisition of Sirna also accelerated our overall efforts to develop and commercialize siRNA delivery technologies, including GalNAc-siRNA conjugate technology. As part of the Sirna acquisition, we obtained several patent families directed to various conjugate technologies including “tetra-GalNAc” compositions and methods. The tetra-GalNAc cases are pending worldwide and will expire May 1, 2033. Also included were patent families directed to novel lipid compositions and formulations that are pending worldwide and set to expire May 31, 2031.

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

In addition, in April 2012, the USPTO granted U.S. Patent No. 8,158,601, covering composition of matter and formulations of the MC3 lipid, as well as methods of using these compositions and formulations. MC3 is being utilized in our patisiran development program. We assigned this patent, amongst other patents and patent applications relating to lipids and LNP technology, to Arbutus in connection with our November 2012 restructuring and cross-license agreement. We retain rights to use this intellectual property for the research, development and commercialization of RNAi therapeutic products, including the rights to sublicense this intellectual property on a product-by-product basis. A description of our 2012 restructuring and cross-license agreement with Arbutus is set forth above under “Strategic Alliances — Other Strategic License Agreements — Delivery-Related License Agreements — Arbutus.”

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

In 2016, we were granted U.S. Patent Nos. 9,370,581, 9,370,582 and 9,352,048 containing claims that broadly cover single- or double-stranded RNA therapeutic molecules conjugated with any bi or triantennary ligand (including but not limited to GalNAc) independent of length, specifically inhibiting TTR, PCSK9 or HBV, respectively, wherein the HBV-specific RNA molecule is fully chemically modified.

Intellectual Property Related to Our Development Candidates

As our development pipeline matures, we have made and plan to continue to make patent filings that claim all aspects of our development candidates, including dose, method of administration and manufacture.

Intellectual Property Challenges

As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination, inter partes review, post-grant review and opposition proceedings, in various patent offices relating to patent rights in the RNAi field. On September 16, 2012, the America Invents Act went into effect and provided for expanded patent challenge, i.e., inter partes review and post-grant review. These provide additional opportunities for third parties to challenge our patents. For example, as noted in the table above, various third parties have initiated oppositions to patents in our Kreutzer-Limmer and Tuschl II series in the EPO, as well as in other jurisdictions. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area. A description of ongoing legal matters relating to certain aspects of our intellectual property portfolio is set forth in Part I, Item 3, “Legal Proceedings,” of this annual report on Form 10-K.

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

Companies working on chemically synthesized siRNAs include Takeda, Marina Biotech, Inc., Arrowhead Research Corporation, or Arrowhead, and its subsidiary, Calando Pharmaceuticals, Inc., or Calando, Quark Pharmaceuticals, Inc., or Quark, Silence Therapeutics plc, Arbutus, Sylentis, S.A.U., or Sylentis, Dicerna Pharmaceuticals, Inc., or Dicerna, WAVE Life Sciences Ltd., or WAVE, and Arcturus Therapeutics, Inc. Many of these companies have licensed our intellectual property. Benitec Biopharma Ltd., or Benitec, is working on gene therapy approaches to RNAi therapeutics. Companies working on microRNA therapeutics include Regulus Therapeutics, Inc., or Regulus, Rosetta Genomics Ltd., F. Hoffmann-La Roche Ltd, or Roche, through its acquisition in 2014 of Santaris Pharma A/S, miRagen Therapeutics, Inc., Mirna Therapeutics, Inc. and Asuragen, Inc.

Antisense technology uses short, single-stranded, DNA-like molecules to block mRNAs encoding specific proteins. While we believe that RNAi drugs may potentially have significant advantages over antisense oligonucleotides, or ASOs, including greater potency and specificity, others are developing ASO drugs that are currently at a more advanced stage of development than RNAi drugs. For example, Ionis has developed several ASO drugs that have received regulatory approval. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology.  In addition, a number of other companies have ASO-based product candidates in various stages of pre-clinical and clinical development, including Roche, Celgene Corporation, Antisense Therapeutics, Ltd., WAVE and Sarepta Therapeutics, Inc.

The competitive landscape continues to expand and we expect that additional companies will initiate programs focused on the development of RNAi therapeutic products using the approaches described above as well as potentially new approaches that may result in the more rapid development of RNAi therapeutics or more effective technologies for RNAi drug development or delivery.

Competing Drugs for Our Investigational RNAi Therapeutics in Advanced Clinical Development

Hereditary ATTR Amyloidosis.    Until recently, organ transplantation was the only treatment option for patients with hATTR amyloidosis. Only a subset of patients with early stage disease qualify for this costly and invasive procedure, which carries significant morbidity and mortality. Even following liver transplantation, the disease continues to progress for many patients, presumably due to ongoing deposition of wild-type TTR protein. The only approved drug for ATTR amyloidosis is tafamidis, marketed by Pfizer Inc., for the treatment of early stage disease.  Tafamidis is approved in Europe, certain countries in Latin America and Japan (where it is approved for all stages of disease). The only currently available treatments for cardiomyopathy due to hATTR amyloidosis are aimed at relief of symptoms, such as diuretics, or water pills, to treat the swelling of the ankles, one of the symptoms of the disease. For patients with advanced cardiomyopathy, heart transplant is a therapeutic option. Again, the scarcity of organs for transplantation, and the mortality, morbidity and cost associated with this procedure render it a realistic option for only a very small number of patients. Pfizer is currently evaluating tafamidis in a Phase 3 trial in patients with cardiomyopathy.

Several other drugs are in clinical development for the treatment of ATTR amyloidosis. Ionis, together with its partner GlaxoSmithKline plc, is developing IONIS-TTRRx, an ASO designed to treat hATTR amyloidosis. IONIS-TTRRx is administered as a subcutaneous injection, once-weekly. Ionis has reported that it has completed enrollment in a Phase 3 clinical trial of IONIS-TTRRx in ATTR amyloidosis patients with polyneuropathy and is expected to complete the study in 2017, likely in advance of the completion of our APOLLO Phase 3 study. In addition, diflunisal, a commercially available non-steroidal anti-inflammatory agent, has been found to stabilize TTR in vitro. A National Institute of Health-sponsored clinical trial concluded that the use of diflunisal compared with placebo for two years reduced the rate of progression of neurological impairment and preserved quality of life. As published, the discontinuation rate was high in this clinical trial in both treatment arms (approximately 50 percent overall) and the majority of patients continued to deteriorate, including patients on diflunisal. Furthermore, the safety profile of this drug and its known adverse effects, particularly on the kidney and heart, could likely limit the potential use of it in this disease.

Finally, several other companies have early stage programs evaluating monoclonal antibodies and small molecules for the treatment of ATTR amyloidosis. These companies are likely several years away from filing for marketing authorization for their investigational therapies.

Hemophilia.   The global market for treatments of hemophilia and bleeding disorders is valued at more than $10.0 billion. Products on the market include: Factor VIII replacement products marketed by Shire plc (formerly marketed by Baxalta Incorporated), Bayer Healthcare Pharmaceuticals, Pfizer, CSL Behring, Biogen Inc. and others; Factor IX replacement products marketed by Pfizer, Shire, Biogen, CSL Behring and others. Several factor replacement products with extended half-lives (Eloctate/Elocta, Alprolix, Idelvion) have been recently approved and several more are in development. For the treatment of persons with inhibitors, a Factor VIIa replacement product marketed by Novo Nordisk and an activated prothrombin complex concentrate marketed by Shire are available.

New, innovative molecules are currently in development, which may offer new treatments for people with HA and HB, with and without inhibitors. Roche/Genentech, Inc. is developing a bi-specific antibody (emicizumab or ACE910) which binds to factors IXa and X and mimics the Factor VIII cofactor function in people with HA. This product has been shown to reduce the incidence of bleeding events in people with HA with and without inhibitors in a completed Phase 1 trial and a recently completed Phase 3 trial in people with HA with inhibitors. A Phase 3 study of emicizumab in people with HA without inhibitors has also been initiated. Several companies are developing monoclonal antibodies against tissue factor pathway inhibitor, or TFPI, for the treatment of HA and HB. Novo Nordisk (concizumab) and Bayer (BAY 1093884) have programs, which are currently in Phase 1 clinical trials, and Shire has a program in pre-clinical development.

A number of companies are actively developing gene therapy products that use a virus to deliver a functional segment of a particular gene into the cells of the person with hemophilia. Companies with development programs in gene therapy include Spark Therapeutics Inc. (SPK-9001 – Phase 1/2, HB), uniQure N.V., or uniQure, (AMT-060 – Phase 1/2, HB), Dimension Therapeutics, Inc. (DTX-101 – Phase 1/2, HB) and BioMarin Pharmaceutical Inc. (BMN 270 – Phase 1/2, HA). Recent data suggests that these agents may be effective in restoring and maintaining adequate factor levels to prevent bleeding in some patients.

Hypercholesterolemia.     The current standard of care for patients with hypercholesterolemia includes the use of dietary changes, lifestyle modification and the use of pharmacologic therapy. Front line therapy consists of HMG-CoA reductase inhibitors, commonly known as statins, which block production of cholesterol by the liver and increase clearance of LDL-C from the bloodstream. These include atorvastatin, simvastatin, rosuvastatin and pravastatin. A different class of compounds, which includes ezetimibe and ezetimibe/simvastatin, function by blocking cholesterol uptake from the diet and are utilized on their own or in combination with statins. Aegerion Pharmaceuticals, Inc. is marketing lomitapide, an microsomal triglyceride protein, or MTP, inhibitor for the treatment of dyslipidemia, in the United States and the EU for use in patients with HoFH.  In addition, mipomersen, a lipid-lowering weekly-injectable drug targeting apolipoprotein B-100, developed by Ionis, is approved in the United States for the treatment of patients with HoFH.

In 2015, two anti-PCSK9 antibodies were approved for the treatment of hypercholesterolemia in the United States and Europe, alirocumab, developed by Regeneron Pharmaceuticals, Inc., in collaboration with Sanofi, and evolocumab, developed by Amgen Inc. In 2017, the U.S. District Court in Delaware granted an injunction against Sanofi and Regeneron requiring the withdrawal of alirocumab from the market in the United States as a result of a patent infringement lawsuit brought by Amgen.

Other PCSK9-targeted approaches are in development at a number of companies, including Dicerna and Ionis.

Acute Hepatic Porphyrias.    The only approved treatments for acute attacks are preparations of heme derived from human blood. The global market for AHP is made up of intravenous hemin in the United States and intravenous heme arginate in the EU. Both products are currently manufactured by Recordati S.p.A. Despite the lack of randomized studies demonstrating clinical efficacy, heme has been shown in case studies to hasten recovery from attacks and has been marketed since 1999 in the EU for the treatment of acute attacks of AIP,  hereditary coproporphyria and variegate porphyria.

In addition to heme, the AIPGENE consortium, a European collaboration that included industry sponsors UniQure and Digna Biotech, was developing AMT-021, a gene therapy product for the treatment of AIP, but this development program is currently on hold.  We are aware of other companies that have pre-clinical development programs for the treatment of AHPs.

Other Competition

Finally, for many of the diseases that are the subject of our early stage clinical, pre-clinical development and discovery RNAi therapeutic programs, there are already drugs on the market or in development. For example, the global market for drugs that specifically target complement-mediated diseases is significant. The only product in this market is eculizumab, a monoclonal antibody developed by Alexion Pharmaceuticals, Inc. that inhibits the cleavage of the protein complement component 5 (C5) into its components C5a and C5b. Eculizumab has been approved by the FDA and the EC to treat PNH, as well as aHUS, a systemic disease cause by chronic uncontrolled activation of the complement system. Eculizumab is also currently being studied in a number of other diseases that are believed to be complement-mediated including: neuromyelitis optica, myasthenia gravis, antibody-mediated rejection and delayed graft function.  A number of other products are also in development for the treatment of complement-mediated diseases. In addition, with respect to ALN-HBV, oral nucleoside/nucleotide analogues have demonstrated the ability to potently inhibit HBV replication and suppress levels of HBV DNA in patients with HBV and are approved for the treatment of these patients in the United States, Europe and other countries. In addition, a large number of novel agents, including agents using chemically synthesized siRNA, are currently in development for the treatment of patients with chronic HBV infection. However, notwithstanding the availability of existing drugs or drug candidates, we believe there currently exists sufficient unmet medical need to warrant the advancement of our investigational RNAi therapeutic programs.

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

The steps ordinarily required before a new drug product may be marketed in the United States include nonclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an investigational new drug, or IND, application, which must become effective prior to commencement of clinical testing, approval by an institutional review board, or IRB, at each clinical site before each trial may be initiated, completion of adequate and well-controlled clinical trials to establish that the drug product is safe and effective for the indication for which FDA approval is sought, submission to the FDA of an NDA, review and recommendation by an advisory committee of independent experts (particularly for new chemical entities), satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements, satisfactory completion of an FDA inspection of the major investigational sites to ensure data integrity and assess compliance with good clinical practice, or GCP, requirements and FDA review and approval of the NDA. Satisfaction of FDA pre-market approval requirements typically takes several years, but may vary substantially depending upon the complexity of the product and the nature of the disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on a company’s activities. Success in early stage clinical trials does not necessarily assure success in later stage clinical trials. Data obtained from clinical activities, including but not limited to the data derived from our clinical trials for patisiran, fitusiran, givosiran and inclisiran, is not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

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

A 30-day waiting period after the filing of an IND is required prior to such application becoming effective and the commencement of clinical testing in humans. If the FDA has not commented on, or questioned, the application during this 30-day waiting period, clinical trials may begin. If the FDA has comments or questions, these must be resolved to the satisfaction of the FDA prior to commencement of clinical trials. The IND review process can result in substantial delay and expense. We, an IRB, or the FDA may, at any time, suspend, terminate or impose a clinical hold on ongoing clinical trials. For example, in October 2016, we discontinued development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of patients with cardiomyopathy due to hATTR amyloidosis, due to safety concerns. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.

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

•

In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to primarily assess safety, tolerability, pharmacokinetics, pharmacological actions and metabolism associated with increasing doses.

•

Phase 2 usually involves trials in a limited patient population, to assess the optimum dosage and dose regimen, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied.

•

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

New Drug Applications.

We believe that any RNAi product candidate we develop, whether for the treatment of ATTR amyloidosis, hemophilia and RBD, AHPs, hypercholesterolemia or the various indications targeted in our development or nonclinical discovery programs, will be regulated as a new drug by the FDA. FDA approval of an NDA is required before marketing of a new drug may begin in the United States. The NDA must include the results of extensive nonclinical, clinical and other testing, as described above, a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, proposed labeling and other information. In addition, an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations, and support dosing and administration for each pediatric subpopulation for which the drug is shown to be safe and effective. In some circumstances, the FDA may grant deferrals for the submission of some or all pediatric data, or full or partial waivers.

The cost of preparing and submitting an NDA is substantial. Under federal law, NDAs are subject to substantial application user fees and the sponsor of an approved NDA is also subject to annual product and establishment user fees. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2017, the user fee for each NDA application requiring clinical data is approximately $2.0 million. PDUFA also imposes an annual product fee for drugs, and an annual establishment fee on facilities used to manufacture prescription drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

If the FDA evaluation of the NDA and the inspections of manufacturing facilities and clinical trial sites are favorable, the FDA may issue an approval letter, which authorizes commercial marketing of the drug with specific prescribing information for a specific indication. As a condition of NDA approval, the FDA may require post-approval testing, sometimes referred to as Phase 4 trials and surveillance to monitor the drug’s safety or effectiveness and may impose other conditions, including labeling restrictions, which can materially impact the potential market and profitability of the drug. In addition, the FDA may impose distribution and use restrictions and other limitations on labeling and communication activities with respect to an approved drug product through a Risk Evaluation and Mitigation Strategy, or REMS, plan. Once granted, product approvals may be further limited or withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Abbreviated Applications.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, also collectively referred to as the PPACA or the Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the

Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the Public Health Service Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

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

Orphan Drug Designation (ODD).

Under the Orphan Drug Act, the FDA may grant ODD to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. ODD must be requested before submitting an NDA. After the FDA grants ODD, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. We intend to request ODD designation for our product candidates, if applicable. For example, the FDA has granted ODD for patisiran as a therapeutic approach for the treatment of ATTR amyloidosis, fitusiran as a therapeutic approach for hemophilia and givosiran as a therapeutic approach for AHPs.

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

Pediatric Study Plans.

The Food and Drug Administration Safety and Innovation Act, or FDASIA, which was signed into law on July 9, 2012, amended the FDCA. FDASIA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Fast Track Program.

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biological product may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product, but ideally no later than the pre-NDA or –biologics license application, or BLA, meeting. Notable to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. We intend to request Fast Track designation for our product candidates, if applicable. For example, the FDA granted Fast Track designation to patisiran for the treatment of hATTR amyloidosis.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in the safety or effectiveness of treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review, and the FDA’s goal for taking action on an application with a Priority Review designation is six months instead of ten months. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefits. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Breakthrough Therapy Designation.

FDASIA also amended the FDCA to require FDA to expedite the development and review of a “breakthrough therapy.” A drug or biological product can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a drug or biological product be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather nonclinical, manufacturing/controls and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, taking steps to ensure that the design of the clinical trials is as efficient as practicable, and allowing a rolling review. We intend to request “breakthrough therapy” designation for our product candidates, if applicable.

Pharmaceutical Coverage, Pricing and Reimbursement.

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government healthcare programs, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. These third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective. Even if a drug product is covered, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Federal, state and local governments in the United States and foreign governments continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.

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

In March 2010, the PPACA was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

•

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic products from 15.1 percent of average manufacturer price, or AMP, to 23.1 percent of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. In addition, the PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the Centers for Medicare and Medicaid Services, or CMS, may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.

•

In order for a drug product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. Effective in 2010, the PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

•

Effective in 2011, the PPACA imposed a requirement on manufacturers of branded drugs and biologic products to provide a 50 percent discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•

Effective in 2011, the PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•

Effective in 2012, the PPACA required certain manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Manufacturers annually report this information to CMS, which posts this information on its website.

•

As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to the PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain drug products.

•

The PPACA created the Independent Payment Advisory Board which, beginning in 2014, has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•

The PPACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Possible Change in Laws or Policies.

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

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization, or CTA, from the competent authority, and a positive opinion from an independent ethics committee. The application for a CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect in October 2018, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.

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

During the development of a medicinal product, the EMA and national medicines regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use, or CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.

Marketing Authorizations.

After completion of the required clinical testing, we must obtain a marketing authorization before we may place a medicinal product on the market in the EU. There are various application procedures available, depending on the type of product involved. All application procedures require an application in the common technical document, or CTD, format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical study and clinical trial information. There is an increasing trend in the EU towards greater transparency and, while the manufacturing or quality information is currently generally protected as confidential information, the EMA and national regulatory authorities are now liable to disclose much of the nonclinical and clinical information in marketing authorization dossiers, including the full clinical study reports, in response to freedom of information requests after the marketing authorization has been granted. In October 2014, the EMA adopted a policy under which clinical study reports would be posted on the agency’s website following the grant, denial or withdrawal of a marketing authorization application, subject to procedures for limited redactions and protection against unfair commercial use. A similar requirement is contained in the new Regulation on Clinical Trials that is currently expected to take effect in October 2018.

The centralized procedure gives rise to marketing authorizations that are valid throughout the EU and, by extension (after national implementing decisions), in Norway, Iceland and Liechtenstein, which, together with the EU member states, comprise the European Economic Area, or EEA. Applicants file MAAs with the EMA, where they are reviewed by a relevant scientific committee, in most cases the CHMP. The EMA forwards CHMP opinions to the European Commission, or EC, which uses them as the basis for deciding whether to grant a marketing authorization. The centralized procedure is compulsory for medicinal products that (1) are derived from biotechnology processes, (2) contain a new active substance (not yet approved on November 20, 2005) indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, (3) are orphan medicinal products or (4) are advanced therapy medicinal products, such as gene or cell therapy medicines. For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorization to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance (not yet approved on November 20, 2005), (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or (iii) if its authorization under the centralized procedure would be in the interest of public health.

For those medicinal products for which the centralized procedure is not available, the applicant must submit MAAs to the national medicines regulators through one of three procedures: (1) a national procedure, which results in a marketing authorization in a single EU member state; (2) the decentralized procedure, in which applications are submitted simultaneously in two or more EU member states; and (3) the mutual recognition procedure, which must be used if the product has already been authorized in at least one other EU member state, and in which the EU member states are required to grant an authorization recognizing the existing authorization in the other EU member state, unless they identify a serious risk to public health. A national procedure is only possible for one member state; as soon as an application is submitted in a second member state the mutual recognition or decentralized procedure will be triggered.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g., heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days.

Data Exclusivity.

MAAs for generic medicinal products do not need to include the results of pre-clinical studies and clinical trials, but instead can refer to the data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. If a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic MAAs referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate pre-clinical studies or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products.

The EMA’s COMP may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the EC adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of an MAA and orphan status may be withdrawn at that stage if it no longer fulfills the orphan criteria (for instance because in the meantime a new product was approved for the indication and no convincing data are available to demonstrate a significant benefit over that product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization. During this period, the competent authorities may not accept or approve any similar medicinal product, unless it offers a significant clinical benefit. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Post-Approval Controls.

The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

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

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP, which have their origin in the World Medical Association’s Declaration of Helsinki, the applicable regulatory requirements, and guidelines developed by the ICH for GCP in clinical trials.

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

Manufacturing

To date, we have manufactured only limited supplies of drug substance for use in IND-enabling toxicology studies in animals at our own facility, as well as patisiran formulated bulk drug product for use in clinical trials.  We have contracted with several third-party contract manufacturing organizations, or CMOs, for the supply of drug substance and finished product, other than patisiran, to meet our testing needs for pre-clinical toxicology and clinical testing. We expect to continue to rely on third-party CMOs for the supply of drug substance and certain drug product, including siRNAs and siRNA conjugates, for our product candidates for at least the next several years, including to support the launch of our first several products. During 2015, we amended our manufacturing agreement with Agilent Technologies, Inc., or Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future, over an initial term of four years. We are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order. Agilent is required to reserve sufficient capacity to ensure that it can supply products in the amounts specified under such firm orders, as well as up to a certain percentage of the remaining, non-binding portions of each forecast. Subject to any conflicting obligations under our third-party agreements, we have also agreed to negotiate in good faith to enter into a separate commercial manufacturing supply agreement with Agilent for certain products, consistent with certain specified terms, including a specified minimum purchase commitment. In April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts. We have commenced construction of a cGMP manufacturing facility at this site for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use, which we currently expect to be commercially operational in 2020.

During 2012, we established a manufacturing facility and have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trials and commercial use. During 2013, we manufactured our first cGMP batches of patisiran for use in our Phase 2 OLE and Phase 3 clinical trials. We expect to manufacture late stage clinical and commercial supply for patisiran formulated bulk drug product in our facility. Commercial quantities of any drugs that we may seek to develop will have to be manufactured in facilities, and by processes, that comply with FDA regulations and other federal, state and local regulations, as well as comparable foreign regulations.

We believe we have sufficient manufacturing capacity through our third-party CMOs and our current internal cGMP manufacturing facility to meet our current research, clinical and early stage commercial needs. We believe that the supply capacity we have established externally, together with the internal capacity we developed to support pre-clinical trials, our existing facility for patisiran formulated bulk drug product and the new facility we are building, will be sufficient to meet our anticipated needs for the next several years. We monitor the capacity availability for the manufacture of drug substance and drug product and believe that our supply agreements with our CMOs and the lead times for new supply agreements would allow us to access additional capacity to meet our currently anticipated needs. We also believe that our products can be manufactured at a scale and with production and procurement efficiencies that will result in commercially competitive costs.

Commercial Operations

After years of work, successfully discovering a new product platform technology, developing a potential new class of innovative medicines and retaining broad commercial rights, our next objective is to introduce our RNAi therapeutics to as many patients in need as possible. To meet that new challenge, we intend to build a global commercial operation which will be fully integrated and ready to sequentially manage the potential of multiple product launches across multiple geographies. As a commercial-stage biopharmaceutical company, we intend to have the ability to market and sell our products ourselves in many countries. The conduct of these commercial activities will be dependent upon if, and when, regulatory approval is obtained for our product candidates and on agreements that we have made or may make in the future with strategic collaborators, currently as follows:

•	For patisiran, if APOLLO is positive, we have rights to commercialize in the United States, Canada and Western Europe while Sanofi Genzyme has rights to commercialize in the rest of the world;
•

For fitusiran, if ATLAS is positive, we have rights to co-commercialize with Sanofi Genzyme in the United States, Canada and Western Europe, and Sanofi Genzyme has rights to commercialize in the rest of the world;

•	For givosiran, we retain global rights to commercialize; and
•	For inclisiran, we have granted MDCO global rights to commercialize.

Throughout the development of our product candidates, we have remained focused on keeping patients at the center of everything we do. This patient focus will continue as we move towards commercialization. Moreover, our late stage programs are focused on orphan diseases, and these patients and their families are often in need of more than just a product.  It is our goal to identify information, education solutions and services that benefit these patients and their families, and to have a rich patient services approach in these orphan diseases. In addition, we are focused early in the product development cycle on establishing evidence that we can bring to payors about the pharmacoeconomic opportunities that our product candidates represent to ensure access for patients.

During 2016, we started to assemble key components of a commercial organization with a focus on preparation for the potential commercial launch of patisiran in 2018, if APOLLO is positive and regulatory approval is obtained.  We are beginning to assemble a focused commercial team with broad experience in marketing, sales, patient access, distribution and product reimbursement, in particular for orphan diseases.  As we continue to prepare for a potential patisiran commercial launch in the United States, Canada and Western Europe, we plan to expand our commercial organization over the next twelve to eighteen months. This expansion will include incorporation of appropriate quality systems, compliance policies and procedures, implementation of internal systems and infrastructure in order to support commercial sales, and establishment of patient-focused programs. We have also begun to establish a presence in major European markets with the hiring of country general managers, market access professionals and medical experts. In each country where our product candidates are approved by health authorities (if, when and where), we plan to build a full commercial team composed of marketing, field sales and patient services on time to execute successful launches. For some territories/countries, we may also elect in to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products.

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

David P. Bartel, Ph.D.	Member/Whitehead Institute for Biomedical Research; Professor/Massachusetts Institute of Technology; Investigator/Howard Hughes Medical Institute
Nancy J. Brown, M.D.	Professor of Medicine and Pharmacology, Hugh J. Morgan Chair of the Department of Medicine/Vanderbilt University School of Medicine
Robert S. Langer, Ph.D.	Institute Professor/Massachusetts Institute of Technology
Judy Lieberman, M.D., Ph.D.	Senior Investigator/Immune Disease Institute — Harvard Medical School; Professor/Harvard Medical School; Chair in Cellular and Molecular Medicine/Boston Children’s Hospital
Muthiah Manoharan, Ph.D.	Senior Vice President, Innovation Chemistry and Distinguished Scientist/Alnylam Pharmaceuticals, Inc.
Rachel Meyers, Ph.D.	Industry Consultant; Former Senior Vice President, Research/Alnylam Pharmaceuticals, Inc.
Daniel J. Rader, M.D.

Associate Director, Institute for Translational Medicine and Therapeutics, Chief, Division of Translational Medicine and Human Genetics and Professor of Molecular Medicine/Perelman Center for Advanced Medicine, University of Pennsylvania

Paul R. Schimmel, Ph.D.	Ernest and Jean Hahn Professor/Skaggs Institute for Chemical Biology, The Scripps Research Institute
Phillip A. Sharp, Ph.D.	Institute Professor/The Koch Institute for Integrative Cancer Research, Massachusetts Institute of Technology
Markus Stoffel, M.D., Ph.D.	Professor/Institute of Molecular Health Sciences, Swiss Federal Institute of Technology (ETH) Zurich
Thomas H. Tuschl, Ph.D.	Professor/Rockefeller University; Investigator/Howard Hughes Medical Institute
Phillip D. Zamore, Ph.D.	Gretchen Stone Cook Professor/University of Massachusetts Medical School; Chair/RNA Therapeutics Institute, University of Massachusetts Medical School; Investigator/Howard Hughes Medical Institute

Employees

At January 31, 2017, we had 514 employees, 407 of whom were engaged in research and development. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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

Executive Officers of the Registrant

Set forth below is information about our executive officers, as of January 31, 2017.

Name	Age	Position
John M. Maraganore, Ph.D.	54	Chief Executive Officer and Director
Barry E. Greene	53	President
Akshay K. Vaishnaw, M.D., Ph.D.	54	Executive Vice President, Research and Development
Yvonne L. Greenstreet, MBChB	54	Executive Vice President and Chief Operating Officer
Laurie B. Keating	62	Senior Vice President, General Counsel and Secretary
Michael P. Mason	42	Vice President of Finance and Treasurer

John M. Maraganore, Ph.D. has served as our Chief Executive Officer and as a member of our board of directors since December 2002. Dr. Maraganore also served as our President from December 2002 to December 2007. From April 2000 to December 2002, Dr. Maraganore served as Senior Vice President, Strategic Product Development at Millennium Pharmaceuticals, Inc., a biopharmaceutical company (now Millennium: The Takeda Oncology Company). Dr. Maraganore serves as the chairman of the board of directors of Agios Pharmaceuticals, Inc., a biotechnology company and as a member of the board of directors of bluebird bio, Inc., a biotechnology company.

Barry E. Greene has served as our President since December 2007, as our Chief Operating Officer from the time he joined us in October 2003 through September 2016, and from February 2004 through December 2005, as our Treasurer. From February 2001 to September 2003, Mr. Greene served as General Manager of Oncology at Millennium Pharmaceuticals, Inc., a biopharmaceutical company (now Millennium: The Takeda Oncology Company). Mr. Greene serves as a member of the board of directors of Acorda Therapeutics, Inc., a biotechnology company and as the lead director of Karyopharm Therapeutics Inc., a clinical-stage pharmaceutical company.

Akshay K. Vaishnaw, M.D., Ph.D. has served as our Executive Vice President of Research and Development since December 2014 and served as our Chief Medical Officer from June 2011 to December 2016. He served as our Executive Vice President from June 2012 to December 2014 and prior to that as our Senior Vice President from June 2011 to June 2012. He served as our Senior Vice President, Clinical Research from December 2008 to June 2011, and prior to that served as our Vice President, Clinical Research from the time he joined us in January 2006. From December 1998 through December 2005, Dr. Vaishnaw held various positions at Biogen Inc., a biopharmaceutical company. Dr. Vaishnaw serves as a member of the board of directors of Editas Medicine, Inc., a biotechnology company. Dr. Vaishnaw is a Member of the Royal College of Physicians, United Kingdom.

Yvonne L. Greenstreet, MBChB has served as our Executive Vice President and Chief Operating Officer since September 2016. Prior to joining Alnylam, Dr. Greenstreet most recently served as the founder and Managing Director of Highgate LLC, from January 2014 to August 2016. Prior to that time, Dr. Greenstreet served as the Senior Vice President and Head of Medicines Development at Pfizer Inc., a multinational pharmaceutical company, from December 2010 to November 2013. Prior to joining Pfizer, Dr. Greenstreet worked for 18 years at GlaxoSmithKline plc, or GSK, a multinational pharmaceutical, biologics, vaccines and consumer healthcare company, where she served in various positions, most recently as Senior Vice President and Chief of Strategy for Research and Development and as a member of GSK’s Product Management Board. Dr. Greenstreet serves as a member of the board of directors of Pacira Pharmaceuticals, Inc., a specialty pharmaceutical company, Indivior PLC, a global specialty pharmaceutical business, and Advanced Accelerator Applications S.A., a radiopharmaceutical company. Dr. Greenstreet also serves on the Scientific Advisory Committee of the Bill and Melinda Gates Foundation.

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

Risks Related to Our Business

Risks Related to Being a Clinical Stage Company

Although we have product candidates in late stage clinical development, there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies in the biopharmaceutical industry.

Although we have product candidates in late stage clinical development, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

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

We have concentrated our efforts and therapeutic product research and development on RNAi technology and our future success depends on the successful development of this technology and products based on it. Neither we nor any other company has received regulatory approval to market therapeutics utilizing siRNAs, the class of molecule we are trying to develop into drugs. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both early stage and limited. Skepticism as to the feasibility of developing RNAi therapeutics has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response. In addition, decisions by other companies with respect to their RNAi development efforts or their adoption of different or related technologies may increase skepticism in the marketplace regarding the potential for RNAi therapeutics.

Relatively few product candidates based on these discoveries have ever been tested in humans. siRNAs may not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body, or the ability to enter cells within relevant tissues in order to exert their effects. We currently have limited data to suggest that we can introduce these properties into siRNAs. We have spent and expect to continue to spend large amounts of money trying to develop siRNAs that possess the properties typically required of drugs, and we may never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, in October 2016, we discontinued development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of patients with cardiomyopathy due to hATTR amyloidosis, due to safety concerns, and are conducting a comprehensive evaluation of the revusiran data. We may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

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

We have experienced significant operating losses since our inception. At December 31, 2016, we had an accumulated deficit of $1.66 billion. To date, we have not received regulatory approval to market or sell any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues until at the earliest 2018, assuming we receive marketing approval for patisiran. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

We believe that to become and remain consistently profitable, we must succeed in discovering, developing and commercializing novel drugs with significant market potential. This will require us to be successful in a range of challenging activities, including pre-clinical testing and clinical trial stages of development, obtaining regulatory approval and reimbursement for these novel drugs and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot become and remain consistently profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, develop additional product candidates or continue our operations.

We will require substantial additional funds to complete our research and development activities and if additional funds are not available, we may need to critically limit, significantly scale back or cease our operations.

We have used substantial funds to develop our RNAi technologies and will require substantial funds to conduct further research and development, including pre-clinical testing and clinical trials of our product candidates, and to manufacture, market and sell any products that are approved for commercial sale. Because we cannot be certain of the length of time or activities associated with successful development of our product candidates, we are unable to estimate the actual funds we will require to develop and commercialize them.

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

Even if our estimates are correct, we will be required to seek additional funding in the future and intend to do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all.  For example, our decision in October 2016 to discontinue development of revusiran and the subsequent decline in our stock price may make it more difficult for us to obtain additional funding on acceptable terms.

In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements with Bank of America N.A., or BOA, and Wells Fargo Bank, National Association, or Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. Interest on the borrowings is calculated based on LIBOR plus 0.45 percent. During an event of default under either agreement, the obligations under such agreement will bear interest at a rate per annum equal to the interest rate then in effect plus two percent. The obligations under the term loan agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the credit agreements at such time. The agreements include restrictive covenants that could limit our flexibility in conducting future business activities and further limit our ability to change the nature of our business and, in the event of insolvency, the lenders would be paid before holders of equity securities received any distribution of corporate assets. If an event of default occurs, the interest rate would increase and the lenders would be entitled to take various actions, including the acceleration of amounts due under the loan. Our ability to satisfy our obligations under these agreements and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Sanofi Genzyme provides Sanofi Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Sanofi Genzyme owns less than 7.5 percent of our outstanding common stock, subject to certain additional limited rights of Sanofi Genzyme to maintain its ownership percentage. In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock. In January 2015, Sanofi Genzyme also exercised its right to purchase 196,251 shares based on its 2014 compensation-related right and its right to purchase 744,566 shares in connection with our public offering. In February 2016, Sanofi Genzyme purchased an additional 205,030 shares based on its 2015 compensation-related right. These purchases allowed Sanofi Genzyme to maintain its ownership level of approximately 12 percent of our outstanding common stock. While the exercise of these rights by Sanofi Genzyme has provided us with an additional $126.3 million in cash to date, and while any exercise of these rights by Sanofi Genzyme in the future will provide us with further additional cash, these exercises have caused, and any future exercise of these rights by Sanofi Genzyme will also cause further, dilution to our stockholders. In January 2017, Sanofi Genzyme elected not to exercise its compensation-related right for 2016.  In November 2016, Sanofi Genzyme elected to expand its regional rights for fitusiran and opt-in to co-develop and co-commercialize fitusiran in the United States, Canada and Western Europe, in addition to developing and commercializing the product in the Sanofi Genzyme Territory. In connection with the exercise of this right, Sanofi Genzyme paid us in January 2017 for its incremental share of co-development costs incurred from January 2016 to September 2016, in accordance with the 2014 Sanofi Genzyme collaboration. Going forward, Sanofi Genzyme will share in 50 percent of certain development and sales and marketing costs for fitusiran, which will result in increased expense reimbursement to us.

If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs or undergo future reductions in our workforce or other corporate restructuring activities, and our ability to achieve our strategy for 2020 may be delayed or diminished. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

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

At December 31, 2016, we had $942.6 million in cash, cash equivalents and fixed income marketable securities, excluding our investment in equity securities of Regulus and the $150.0 million of restricted investments related to the term loan agreements with BOA and Wells. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We do not currently have any capability for sales or distribution and have early capability for marketing and market access, as well as limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme has the right to develop and commercialize our current and future Genetic Medicine products principally in the rest of the world, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights. We currently have a global alliance with MDCO to advance inclisiran.

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Sanofi Genzyme for the development and commercialization of patisiran, fitusiran and potentially other of our Genetic Medicine programs in territories outside of the United States, Canada and Western Europe, and (ii) MDCO for all future development and commercialization of inclisiran worldwide. If Sanofi Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected. In addition, Sanofi Genzyme may elect not to opt into one or more of our Genetic Medicine programs.  For example, during 2016, Sanofi Genzyme elected not to take a regional license for our givosiran and ALN-CC5 programs.  While we intend to advance these programs independently, retaining global development and commercial rights, our ability to advance these programs and successfully develop and commercialize these product candidates may be adversely affected as a result of Sanofi Genzyme’s decision.

We may not be successful in entering into future alliances on terms favorable to us due to various factors, including our ability to successfully demonstrate proof of concept for our technology in humans, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have third parties manufacture RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. For example, our decision in October 2016 to discontinue development of revusiran could make it more difficult for us to attract collaborators due to concerns around the safety and/or efficacy of our technology platform or product candidates.  Even if we do succeed in securing any such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property, we are unable to secure adequate reimbursement from payors or sales of an approved drug are lower than we expected.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances.  Moreover, our agreement with MDCO relating to the development and commercialization of inclisiran worldwide may be terminated by MDCO at any time upon four months’ prior written notice. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant amounts of financial and management resources.

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research, development and/or commercialization of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop expanded sales and marketing capabilities outside of the United States and EU, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Arbutus regarding the achievement by Arbutus of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015. In March 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. The grounds on which Arbutus could appeal this ruling were limited and Arbutus did not appeal by the deadline.

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

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our contract research organizations are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our contract research organizations fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third party to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to meet deadlines, our development plans and/or regulatory reviews for marketing approvals may be delayed or terminated. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We have limited manufacturing experience and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.

We have limited manufacturing experience. In order to develop our product candidates, apply for regulatory approvals and commercialize our products, if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under cGMP standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we have commenced construction of a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and, with the exception of patisiran, the finished product we will require for any clinical trials that we initiate and to support the commercial launch of our first several products. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of CMOs for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing agreement with Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CMO’s facility and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are  developing our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

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

Given the limited number of suppliers for our delivery technology and drug substance, we have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical use and commercial supply. During 2015, we scaled our cGMP manufacturing capacity for patisiran and believe we should have adequate resources to supply our commercial needs.  In addition, as noted above, we are developing our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. In developing these manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. In addition, the construction and qualification of our drug substance facility is expected to take several years to complete and there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers of patisiran formulated bulk drug product and drug substance, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with manufacturers who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs and the needs of our collaborators, who we have, in some instances, the obligation to supply. If we are unable to obtain or maintain CMOs for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

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

We have no sales or distribution experience and only early capabilities for marketing, sales and market access, and expect to invest significant financial and management resources to establish these capabilities and to establish infrastructure in the EU.

We have no sales or distribution experience and only early capabilities for marketing, sales and market access. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize the majority of our products on our own in the United States and EU, as well as globally in the case of givosiran. Accordingly, we will need to develop internal sales, distribution and marketing capabilities as part of our core product strategy initially in the United States and the EU, and longer-term on a global basis, which will require significant financial and management resources. For the majority of our Genetic Medicine programs where we will perform sales, marketing and distribution functions ourselves in the United States, Canada and Western Europe, and for future Cardio-Metabolic and Hepatic Infectious Disease products we successfully develop where we intend to retain significant product development and commercialization rights, we could face a number of additional risks, including:

•	we may not be able to attract and build a significant marketing or sales force;
•	we may not be able to establish our capabilities and infrastructure in the EU or in other territories in a timely manner;
•	the cost of establishing a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and
•	our direct sales and marketing efforts may not be successful.

If we are unable to develop our own sales, marketing and distribution capabilities in the United States and the EU, as well as globally for certain products, we will not be able to successfully commercialize our products in our sales territories without reliance on third parties.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff. The loss of the service of any of the members of our senior management, including Dr. John Maraganore, our Chief Executive Officer, may significantly delay or prevent the achievement of product development and other business objectives. Our employment arrangements with our key personnel are terminable without notice. We do not carry key person life insurance on any of our employees.

We have grown our workforce significantly over the past year and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. In addition, due to our recent decision to discontinue our revusiran program, and the related decline in our stock price, we may face additional challenges in attracting and retaining employees. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

We may have difficulty expanding our operations successfully as we evolve from a U.S.-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations in the United States and continue to build operations in the EU and eventually other territories. As noted above, we have grown our workforce significantly over the past year and anticipate continuing to hire additional employees, including employees in the EU, as we focus on achieving our Alnylam 2020 strategy. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our operations in the United States and the EU. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities in the United States and the EU or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our business and operations could suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development and potential commercialization of our product candidates could be delayed.

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, the United Kingdom, or UK, held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The UK's vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business.  Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. In October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including one program in a Phase 3 clinical trial, as well as several earlier stage clinical programs. However, we may not be able to further advance these or any other product candidate through clinical trials and regulatory approval.

If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, in July 2016, we announced updated results from our Phase 1 clinical trial of fitusiran, including initial clinical data on a small number of people with hemophilia with inhibitors. Although the initial clinical data from this trial are encouraging, the data are preliminary in nature, based on a limited number of people with hemophilia with inhibitors, and the fitusiran Phase 1 study is not complete. These data, or other positive data, may not continue for these people with hemophilia or occur for any future patients in this study, and may not be repeated or observed in any future studies.  There can be no assurance that this study will ultimately be successful or support further clinical advancement of this product candidate. In addition, in June 2016, we reported initial data from PNH patients in our ALN-CC5 Phase 1/2 clinical trial, and we reiterated that we now plan to pursue a more focused development path in PNH where ALN-CC5 would be evaluated in eculizumab poor responders and for eculizumab sparing, as well as potentially in other indications. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, patisiran, fitusiran and our other product candidates each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective.

In addition, we, the FDA or other applicable regulatory authorities, or an IRB or similar foreign review board or committee, may delay initiation of or suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or related product on healthy volunteer subjects or patients in a clinical trial could result in our decision, or a decision by the FDA or foreign regulatory authorities, to suspend or terminate the trial, or, in the case of regulatory agencies, a refusal to approve a particular product candidate for any or all indications of use. For example, in October 2016, we announced our decision to discontinue development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of patients with cardiomyopathy due to hATTR amyloidosis. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study DMC to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients as compared to those on placebo. Separately, the patisiran APOLLO DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial of patisiran, without modification.  We are conducting a comprehensive evaluation of the revusiran data.  While we believe that the decision to discontinue development of revusiran does not affect patisiran, which is in development for the treatment of hATTR amyloidosis, or any of our other investigational RNAi therapeutic programs in development, our comprehensive evaluation of the revusiran data is preliminary and ongoing. We expect this evaluation will take some time to complete and there remains uncertainty regarding the cause of the findings that led to the discontinuation of the revusiran program.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, as noted above, in October 2016, we made the decision to discontinue our revusiran program. Following reports in the revusiran Phase 2 OLE study of new onset or worsening peripheral neuropathy, the revusiran ENDEAVOUR Phase 3 study DMC assembled in early October 2016 at our request to review these reports and ENDEAVOUR safety data on an unblinded basis. The DMC did not find conclusive evidence for a drug-related neuropathy signal in the ENDEAVOUR trial, but informed us that the benefit-risk profile for revusiran no longer supported continued dosing. We subsequently reviewed unblinded ENDEAVOUR data which revealed an imbalance of mortality in the revusiran arm as compared to placebo. We had previously reported, in July 2016, preliminary data from our revusiran Phase 2 OLE study for 12 patients who had reached the 12-month endpoint as of the data transfer date of May 26, 2016. SAEs were observed in 14 patients, one of which, a case of lactic acidosis, was deemed possibly related to the study drug and the patient discontinued treatment. There were a total of seven deaths reported at that time in the revusiran OLE study, all of which were unrelated to study drug.  The majority of the AEs were mild or moderate in severity; ISRs were reported in 12 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of May 26, 2016. In our patisiran Phase 2 OLE study in patients with polyneuropathy due to hATTR amyloidosis, based on preliminary 24-month data reported from 27 patients as of the data cutoff on May 12, 2016, the most common drug-related or possibly drug-related AEs were flushing and infusion-related reactions, all of which were all mild in severity and did not result in any discontinuations. There were nine reports of SAEs in six patients, all of which were unrelated to study drug, including one discontinuation for gastroesophageal cancer at approximately 20 months in a patient who subsequently died and one death due to myocardial infarction in a 79 year-old patient who died after having completed the full 24 months of treatment. As noted above, the patisiran APOLLO Phase 3 study DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial without modification. In addition, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. As demonstrated by the recent discontinuation of our revusiran program, the occurrence of AEs can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

Clinical trials also require the review, oversight and approval of IRBs or, outside of the United States, an independent ethics committee, which continually review clinical investigations and protect the rights and welfare of human subjects. Inability to obtain or delay in obtaining IRB or ethics committee approval can prevent or delay the initiation and completion of clinical trials, and the FDA or foreign regulatory authorities may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB or ethics committee review and approval, as the case may be, in support of a marketing application.

Our product candidates that we develop may encounter problems during clinical trials that will cause us, an IRB, ethics committee or regulatory authorities to delay, suspend or terminate these trials, or that will delay or confound the analysis of data from these trials. If we experience any such problems, we may not have the financial resources to continue development of the product candidate that is affected, or development of any of our other product candidates. We may also lose, or be unable to enter into, collaborative arrangements for the affected product candidate and for other product candidates we are developing.

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

•

delays in filing IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs/ethics committees in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	conditions imposed on us by an IRB or ethics committee, or the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	problems in engaging IRBs or ethics committees to oversee clinical trials or problems in obtaining or maintaining IRB or ethics committee approval of trials;
•	delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials;
•	high drop-out rates for patients and volunteers in clinical trials;
•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;
•	inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	poor or disappointing effectiveness of our product candidates during clinical trials;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or records of any clinical or nonclinical investigation;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
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

The manufacturer and manufacturing facilities we use to make our product candidates, including our Cambridge facility, our future Norton facility, and Agilent and other third-party manufacturers, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. To date, our Cambridge manufacturing facility has not been subject to an inspection by any regulatory authority. The discovery of any new or previously unknown problems with us or our third-party manufacturers, or our or their manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for Phase 3 clinical and commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we have commenced construction of a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

For example, patisiran utilizes an intravenous mode of administration that physicians and/or patients may not readily adopt or which may not compete with other potentially available options. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.

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

As a manufacturer of pharmaceuticals, we are subject to federal, state, and comparable foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include:

•

the U.S. federal Anti-Kickback statute, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;
•

the U.S. federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government-funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

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

•

the U.S. federal Open Payments requirements were implemented by  CMS pursuant to the PPACA, also referred to as the Affordable Care Act. Under the Open Payments Program, manufacturers of medical devices, medical supplies, biological products and drugs covered by Medicare, Medicaid and the Children’s Health Insurance Programs report all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals; and

•

state and foreign laws comparable to each of the above federal laws, including in the EU laws prohibiting giving healthcare professionals any gift or benefit in kind as an inducement to prescribe our products, national transparency laws requiring the public disclosure of payments made to healthcare professionals and institutions, and data privacy laws, in addition to  anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to government reimbursement programs, patient data privacy and security.

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
•

Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

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

As a result of the 2016 election in the United States, there is great political uncertainty concerning the fate of the PPACA and other healthcare laws. The United States Congress is expected to draft legislation to repeal parts of the PPACA, but it is uncertain when such legislation would be passed and whether Congress would replace the law and what any replacement law would encompass.

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

Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts included aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013. Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. The full impact on our business of these automatic cuts is uncertain.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. Following the decision to discontinue clinical development of revusiran, we have undertaken a comprehensive evaluation of available revusiran data, which is ongoing. Notwithstanding the risks undertaken by all persons who participate in clinical trials, and the information on risks provided to study investigators and patients participating in revusiran studies,  it is possible that product liability claims will be asserted against us relating to the worsening of a patient’s condition alleged to have been caused by revusiran. Such claims might not be fully covered by product liability insurance. If we succeed in marketing products, product liability claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing involve the use of hazardous materials, chemicals and various radioactive compounds. We maintain quantities of various flammable and toxic chemicals in our facilities in Cambridge that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our Cambridge facilities comply with the relevant guidelines of the City of Cambridge, the Commonwealth of Massachusetts and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials.

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

Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck. A third party may also claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us alleging, among other things, misappropriation of its confidential and proprietary information and trade secrets. In November 2012, we settled this litigation and restructured our contractual relationship with Arbutus. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses during the quarter ended December 31, 2012. In addition, during the pendency of the litigation, we incurred significant costs, and the defense of this litigation diverted the attention of our management and other resources that would otherwise have been engaged in other activities.

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, The University of Utah, or Utah, filed a complaint in the United States District Court for the District of Massachusetts, or the MA District Court, against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah was seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, in September 2015, the MA District Court granted our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal from this ruling to the United States Court of Appeals for the Federal Circuit, or CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015 we filed a notice of appeal of this ruling with the CAFC. Oral arguments were heard on January 12, 2017 and we anticipate a ruling on our appeal during the second quarter of 2017, however, the timing will be determined by the CAFC. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, in 2013, Arbutus (formerly Tekmira) notified us that it believed it had achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We notified Arbutus that we did not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Arbutus had not yet met the conditions of the milestone and was not entitled to payment at the time. The Arbutus arbitration hearing was held in May 2015. On March 9, 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. The grounds on which Arbutus could appeal this ruling were limited and Arbutus did not appeal by the deadline.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we are developing patisiran for the treatment of hATTR amyloidosis. We have completed enrollment in our ongoing Phase 3 clinical trial and expect to report top-line data from our Phase 3 clinical trial in mid-2017.  We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, as well as product candidates in various stages of clinical development, including an investigational drug being developed for which Ionis has completed enrollment in an ongoing Phase 3 clinical trial. Patisiran may not compete favorably with these products and product candidates, and even if approved, it may not achieve commercial success.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Ionis (formerly Isis), Benitec, Arrowhead and its subsidiary, Calando, Arbutus, Quark, Sylentis and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than us.

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of Roche, and Takeda have obtained non-exclusive licenses, and Arrowhead, as the assignee of Novartis Pharma AG, has obtained specific exclusive licenses for 30 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Ionis (formerly Isis) is currently marketing an antisense drug and has several antisense product candidates in clinical trials, including one for the treatment of hATTR amyloidosis. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

Sanofi Genzyme currently holds approximately 12 percent of our outstanding common stock and has the right to increase its ownership up to 30 percent, as well as the right to maintain its ownership percentage through the term of our collaboration, subject to certain limitations. This concentration of ownership may harm the market price of our common stock by:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15 percent of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15 percent of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our operations are based primarily in Cambridge, Massachusetts; Zug, Switzerland; and Maidenhead, United Kingdom. A description of certain of the facilities we lease as of January 31, 2017 is included in the table below.

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
300 Third Street Cambridge, Massachusetts	Corporate headquarters and primary research facility	129,000	September 2021	One five-year term
101 Main Street Cambridge, Massachusetts	Additional office space	72,000	March 2019 and June 2021	One five-year term on each lease
675 West Kendall Street Cambridge, Massachusetts	Future corporate headquarters and research facility*	295,000	On or around February 2034	Two five-year terms
665 Concord Avenue Cambridge, Massachusetts	cGMP manufacturing	15,000	August 2022	One five-year term
Braywick Gate Braywick Road, Maidenhead Berkshire, United Kingdom	Office space	21,500	May 2026	None

*

We intend to move our corporate headquarters and research facility to this location in early 2019. The term will commence on May 1, 2018 and rent payments will become due commencing upon substantial completion of the building improvements, which is currently expected to be on or around February 2019, and will continue for 15 years from the rent commencement date.

In addition to the locations above, we also maintain small offices in several locations in and outside of the United States to support our operations and growth.

In April 2016, we completed the purchase of 12 acres of undeveloped land in Norton, Massachusetts.  We have commenced construction of a manufacturing facility at this site for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

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

For a discussion of material pending legal proceedings, please read Note 7, Commitments and Contingencies – Litigation, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K, which is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “ALNY.” The following table sets forth the high and low sale prices per share for our common stock on The NASDAQ Global Select Market for the periods indicated:

Year Ended December 31, 2015:	High	Low
First Quarter	$121.93	$82.06
Second Quarter	$140.00	$98.63
Third Quarter	$137.89	$76.46
Fourth Quarter	$110.75	$71.14

Year Ended December 31, 2016:	High	Low
First Quarter	$98.00	$51.51
Second Quarter	$75.08	$49.96
Third Quarter	$80.11	$53.56
Fourth Quarter	$71.67	$31.38

Holders of record

At January 31, 2017, there were 35 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We intend to file with the SEC a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2016. The information required by this item relating to our equity compensation plans is incorporated herein by reference to the information contained under the section captioned “Equity Compensation Plan Information” of the Proxy Statement.

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

The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 30, 2011, to the close of the last trading day of 2016, in each of (i) our common stock, (ii) the NASDAQ US Benchmark TR Index and (iii) the NQ US Benchmark Pharma TR Index. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return

Among Alnylam Pharmaceuticals, Inc.,

NASDAQ US Benchmark TR Index and NQ US Benchmark Pharma TR Index

	12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016
Alnylam Pharmaceuticals, Inc.	$100.00	$223.93	$788.96	$1,190.18	$1,155.09	$459.39
NASDAQ US Benchmark TR Index	$100.00	$116.43	$155.41	$174.78	$175.62	$198.47
NQ US Benchmark Pharma TR Index	$100.00	$114.32	$155.11	$188.95	$199.22	$197.05

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 2016 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, and the related Notes, included elsewhere in this annual report on Form 10-K. Historical results are not necessarily indicative of future results.

Selected Consolidated Financial Data

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Comprehensive Loss Data:
Net revenues from collaborators	$47,159	$41,097	$50,561	$47,167	$66,725
Operating expenses(1)	471,746	337,105	455,541	140,109	196,181
Loss from operations	(424,587)	(296,008)	(404,980)	(92,942)	(129,456)
Net loss	$(410,108)	$(290,073)	$(360,395)	$(89,225)	$(106,014)
Net loss per common share — basic and diluted	$(4.79)	$(3.45)	$(4.85)	$(1.45)	$(2.11)
Weighted-average common shares outstanding — basic and Diluted	85,596	83,992	74,278	61,551	50,286
__________ (1) Non-cash stock-based compensation expenses included in operating expenses	$75,528	$45,783	$33,061	$20,703	$12,360

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

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and fixed income marketable Securities	$942,601	$1,280,951	$881,929	$350,472	$226,228
Restricted investments	150,000	—	—	—	—
Working capital	540,178	1,043,289	651,033	200,164	77,212
Total assets	1,262,810	1,386,510	1,079,595	420,530	287,520
Long-term debt	150,000	—	—	—	—
Total stockholders’ equity	920,221	1,264,714	936,267	270,347	134,053

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company developing novel therapeutics based on RNAi.  Our research and development strategy is focused primarily on the use of our proprietary GalNAc-conjugate platform for delivery of siRNAs — the molecules that mediate RNAi — toward genetically validated, liver-expressed target genes involved in the cause or pathway of human diseases. We are also focused on clinical indications where there are high unmet medical needs, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval, patient access and commercialization.

Specifically, our broad pipeline of investigational RNAi therapeutics is focused in three STArs: Genetic Medicines; Cardio-Metabolic Disease; and Hepatic Infectious Disease. Despite the discontinuation of our revusiran clinical development program in October 2016, described above under the heading “Our Product Platform,” we continue to make progress towards our Alnylam 2020 strategy for the advancement and commercialization of RNAi therapeutics as a whole new class of innovative medicines. Our goal is to achieve, by the end of 2020, a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs.

Our most advanced investigational RNAi therapeutic in development is patisiran and we expect to report top-line data from our ongoing APOLLO Phase 3 study of patisiran in mid-2017. Assuming that the APOLLO data are positive, we are currently planning to submit our first NDA and MAA for patisiran by the end of 2017.  Given our plans for patisiran and the expected progress of our other late stage development programs, during 2016 we were focused on expanding our manufacturing, commercial and medical affairs capabilities to support our transition from a development-stage company toward a multi-product, commercial-stage biopharmaceutical company.

In January 2015, we sold an aggregate of 5,447,368 shares of our common stock through an underwritten public offering at a price to the public of $95.00 per share. As a result of the offering, which included the full exercise of the underwriters’ option to purchase additional shares, we received aggregate net proceeds of $496.4 million, after deducting underwriting discounts and commissions and other offering expenses of $21.1 million. We have used and intend to continue to use these proceeds for general corporate purposes, focused on achieving our Alnylam 2020 strategy. In addition, in April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million of term loan agreements with BOA and Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. Please read Note 7 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for a description of these term loan agreements.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At December 31, 2016, we had an accumulated deficit of $1.66 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including European operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have programs focused on a number of therapeutic areas, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. A substantial portion of our total net revenues in recent years has been derived from collaboration revenues from strategic alliances with Takeda, Monsanto, Sanofi Genzyme and MDCO. We expect our sources of potential funding for the next several years to be derived primarily from existing and new strategic alliances, which may include license and other fees, funded research and development and milestone payments, and proceeds from the sale of equity or debt.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of clinical development programs.

There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. For example, in October 2016, we announced the discontinuation of our revusiran clinical development program due to safety concerns, as described above under the heading “Our Product Platform.” Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate. These risks include the uncertainty of:

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

Strategic Alliances

A significant component of our business plan is to enter into strategic alliances and collaborations with leading pharmaceutical and life sciences companies, academic institutions, research foundations and others, as appropriate, to gain access to funding, capabilities, technical resources and intellectual property to further our research, development and commercialization efforts and to generate revenues. We may also seek to form or advance new ventures and opportunities in areas outside our primary focus on RNAi therapeutics.

Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products in the rest of the world, subject to certain broader rights. In the case of patisiran, we are advancing the product in the United States, Canada and Western Europe, while Sanofi Genzyme will advance the product in the rest of the world. In the case of fitusiran, Sanofi Genzyme has elected to opt in to co-develop and co-commercialize fitusiran in the United States, Canada and Western Europe, in addition to developing and commercializing fitusiran in the Sanofi Genzyme Territory. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights. We currently have a global alliance with MDCO for the development and commercialization of our inclisiran program.

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

Revenue Recognition

Our business strategy includes entering into collaborative license and development agreements with leading pharmaceutical and life sciences companies for the development and commercialization of our product candidates. For example, we have entered into collaboration agreements with Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, Monsanto, Sanofi Genzyme and MDCO. The terms of the agreements typically include deliverables such as non-refundable license fees, funding of research and development, payments based upon achievement of clinical and pre-clinical development milestones, regulatory milestones, manufacturing services, sales milestones and royalties on product sales. These agreements are generally referred to as multiple element arrangements.

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

We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value of the undelivered performance obligations, typically including research and/or steering committee services, that can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to not have standalone value, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed or deferred until the undelivered performance obligation can be determined. As a biotechnology entity with unique and specialized delivered and undelivered performance obligations, we have been unable to demonstrate standalone value in our multiple element arrangements.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. We recognize revenue using either  proportional performance or a straight-line method. We recognize revenue using the proportional performance method when we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. The amount of revenue recognized under the proportional performance method is determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete our performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the proportional performance method, as of the period ending date.

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

Many of our collaboration agreements entitle us to additional payments upon the achievement of performance-based milestones. These milestones are generally categorized into three types; development milestones which are generally based on the advancement of our pipeline and initiation of clinical trials, regulatory milestones which are generally based on the submission, filing or approval of regulatory applications such as an NDA in the United States, and commercialization milestones which are generally based on meeting specific thresholds of sales in certain geographic areas. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in our revenue model. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in our revenue model until the performance conditions are met. Upfront and ongoing development milestones per our collaboration agreements are not subject to refund if the development activities are not successful.

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

To date, we have not recorded any substantive milestones under our collaborations because we have not identified any milestones that meet the required criteria listed above. We have deferred recognition of payments for achievement of non-substantive milestones and recognized revenue over the estimated period of performance applicable with each collaborative arrangement. As these milestones are achieved, we will recognize as revenue a portion of the milestone payment, which is equal to the percentage of the performance period completed, when the milestone is achieved, multiplied by the amount of the milestone payment, upon achievement of such milestone. We will recognize the remaining portion of the milestone payment over the remaining performance period under the proportional performance method or on a straight-line basis.

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

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods. For example, in connection with our collaboration with Sanofi Genzyme, our estimate of the period to satisfy our performance obligations changed from approximately six years to approximately five years, effective October 2016. This change in our estimate was due to the discontinuation of our revusiran clinical development program. Beginning in the fourth quarter of 2016, due to the adjustment to the performance period made on a prospective basis in October 2016, we began to recognize an additional $1.8 million of revenue per quarter related to the consideration earned in connection with these programs related to the license to our patisiran and revusiran clinical programs. At December 31, 2016, we had short-term and long-term deferred revenue of $33.5 million and $49.4 million, respectively, related to our collaborations.

Sanofi Genzyme.    In January 2014, we entered into a global, strategic collaboration with Sanofi Genzyme to discover, develop and commercialize RNAi therapeutics as Genetic Medicines to treat orphan diseases, referred to as the 2014 Sanofi Genzyme collaboration. It superseded and replaced the previous collaboration between us and Sanofi Genzyme entered into in October 2012, referred to as the 2012 Sanofi Genzyme agreement, to develop and commercialize RNAi therapeutics targeting TTR for the treatment of hATTR amyloidosis, including patisiran and revusiran, in Japan and the Asia-Pacific region.

Sanofi Genzyme paid us an upfront cash payment of $22.5 million under the 2012 Sanofi Genzyme agreement. We were also entitled to receive certain milestone payments under the 2012 Sanofi Genzyme agreement. In the fourth quarter of 2013, we earned a milestone of $7.0 million based upon the completion of a successful patisiran Phase 2 clinical trial and a milestone of $4.0 million based upon the initiation of the APOLLO Phase 3 clinical trial for patisiran. The parties agreed to collaborate in the development and commercialization of licensed products, with Sanofi Genzyme assuming primary responsibility in the Sanofi Genzyme territory, which included Japan and the Asia-Pacific region, and us retaining primary responsibility in the rest of the world.

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

In January 2014, we entered into the 2014 Sanofi Genzyme collaboration. As noted above, the 2014 Sanofi Genzyme collaboration superseded and replaced the 2012 Sanofi Genzyme agreement. Under the 2014 Sanofi Genzyme collaboration, we retain full product rights in the United States, Canada and Western Europe, referred to as the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the Sanofi Genzyme Territory, together with certain broader co-development/co-commercialize or worldwide rights for certain products. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded the scope of its regional license and collaboration for patisiran for the Sanofi Genzyme Territory. We and Sanofi Genzyme also expanded our existing collaboration on revusiran, to include a co-development/co-commercialize license and collaboration in the Alnylam Territory. In October 2016, we discontinued our revusiran clinical development program. In September 2015, Sanofi Genzyme elected to opt into our fitusiran clinical development program for the treatment of hemophilia and other RBD under the regional license terms and began funding the program under the regional license terms in January 2016. In November 2016, Sanofi Genzyme exercised its right to co-develop and co-commercialize fitusiran in the Alnylam Territory, while retaining its rights to exclusively develop and commercialize the product in the Sanofi Genzyme Territory. Sanofi Genzyme will share in fifty percent of the global development costs for fitusiran in accordance with the co-development/co-commercialize license terms. In connection with the exercise of this right, Sanofi Genzyme paid us approximately $6.0 million in January 2017 for its incremental share of co-development costs incurred from January 2016 through September 2016.

In connection with the 2014 Sanofi Genzyme collaboration, we sold to Sanofi Genzyme 8,766,338 shares of our common stock and Sanofi Genzyme paid us $700.0 million in aggregate cash consideration. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. This $51.5 million is being amortized on a straight-line basis over the performance period.

In addition, Sanofi Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain patisiran development milestones. We could potentially earn the next patisiran milestone payment, ranging between $5.0 million and $20.0 million based on the geographic region, upon the achievement of specified events in connection with a regulatory filing or approval. In addition, Sanofi Genzyme will be required to make payments totaling up to $75.0 million per regional product other than patisiran, consisting of up to $55.0 million in development milestones and $20.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Sanofi Genzyme, its affiliates and sublicensees. In consideration for the rights granted to Sanofi Genzyme under the co-development/co-commercialize license terms, Sanofi Genzyme will be required to make payments totaling up to $75.0 million in development milestones for fitusiran, and, prior to the discontinuation of our revusiran clinical development program, was required to make certain milestone payments for revusiran. In December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran. We could potentially earn the first fitusiran milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for fitusiran. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-commercialize product based on annual net sales, if any, in the Sanofi Genzyme Territory for such co-development/co-commercialize product by Sanofi Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory. Finally, with respect to global products, Sanofi Genzyme will be required to make payments totaling up to $200.0 million per product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Sanofi Genzyme, its affiliates and sublicensees.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Sanofi Genzyme under the 2014 Sanofi Genzyme collaboration.

We determined that the deliverables for the programs on which Sanofi Genzyme was collaborating with us upon initiation of the 2014 collaboration included the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Sanofi Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Sanofi Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the 2014 Sanofi Genzyme collaboration, the last deliverables for patisiran and revusiran were expected to be completed within approximately six years from the closing date of the transaction and the last deliverables for fitusiran are expected to be completed within approximately five years from the date of Sanofi Genzyme’s initial opt-in under the regional license terms. Our estimate regarding the performance period under the 2014 Sanofi Genzyme collaboration related to the license to our patisiran and revusiran clinical programs was adjusted in October 2016 due to the discontinuation of our revusiran clinical development program. As a result, with respect to these programs, as noted above, we currently expect the last deliverables to be completed within approximately five years from the closing date of the transaction as compared to an expectation at September 30, 2016 of approximately six years. Beginning in October 2016, we are prospectively recognizing the remaining deferred revenue as of September 30, 2016 over an adjusted performance period related to the license to our patisiran and revusiran clinical programs.

We determined that the total cash received from Sanofi Genzyme under the now superseded 2012 Sanofi Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Sanofi Genzyme collaboration. Therefore, we are recognizing the $33.5 million of deferred revenue under the 2012 Sanofi Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs which, as noted above, is currently approximately five years. Through December 31, 2016, we have earned a milestone payment of $25.0 million and an aggregate of $88.3 million of expense reimbursement due to us from Sanofi Genzyme. We recognized these amounts as revenue equal to the percentage of the performance period completed when the milestone or cost reimbursement was earned. As future consideration, including any milestones or reimbursement for development activities, are achieved, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At December 31, 2016, deferred revenue under the 2014 Sanofi Genzyme collaboration was $51.9 million.

We determined that the opt-in rights that Sanofi Genzyme has for future Genetic Medicine programs represent separate and additional deliverables that Sanofi Genzyme may receive from us in future periods. Upon each initial opt-in by Sanofi Genzyme, we have determined that each program and the related activities will represent a single unit of accounting and, consistent with our accounting policies, we will base our revenue recognition period on the final deliverable associated with each future opt-in.

The Medicines Company.    In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting

PCSK9 for the treatment of hypercholesterolemia and other human diseases, including inclisiran (formerly ALN-PCSsc). MDCO paid us an upfront cash payment of $25.0 million. In addition, MDCO is required to make payments to us upon achievement of certain milestones, up to an aggregate of $180.0 million, including up to $30.0 million in specified development milestones, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In December 2014, we earned a development milestone payment of $10.0 million under the MDCO agreement based upon the initiation of our Phase 1 clinical trial for inclisiran. In addition, in 2016, 2015 and 2014, we were reimbursed an aggregate of $11.6 million of development costs from MDCO. We could potentially earn the next development milestone payment of $20.0 million under the MDCO agreement based upon the initiation of an inclisiran pivotal study. In addition, we will be entitled to royalties ranging from the low- to high- teens based on annual worldwide net sales, if any, of inclisiran by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from MDCO.

Under the MDCO agreement, we were responsible for the development of inclisiran until Phase 1 Completion (as defined in the MDCO agreement) at our cost, up to an agreed upon initial development cost cap. MDCO is responsible for leading and funding development from Phase 2 forward, as well as potential commercialization, at its sole cost. Under the terms of the MDCO agreement, during 2015 we transferred the development leadership of inclisiran to MDCO. The collaboration between us and MDCO is governed by a joint steering committee that is comprised of an equal number of representatives from each party. We were solely responsible for obtaining supply of finished product reasonably required for the conduct of our obligations through Phase 1 Completion, and are responsible for supplying MDCO with finished product reasonably required for the first Phase 2 clinical trial of inclisiran conducted by MDCO, at our expense, provided such costs do not exceed the development costs cap, subject to certain exceptions. After such time, MDCO will have the sole right and responsibility to manufacture and supply inclisiran for development and commercialization under the MDCO development plan, subject to the terms of the MDCO agreement and related supply terms.

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

The initial upfront payment of $25.0 million from MDCO was initially recorded as deferred revenue. During the fourth quarter of 2014, we recognized as revenue a portion of the $10.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During 2016, 2015 and 2014, we also recognized as revenue a portion of the $3.0 million, $3.8 million and $4.8 million, respectively, of expense reimbursement due to us under the terms of the MDCO agreement equal to the percentage of the performance period completed upon the invoice date. As future consideration, including any milestones or reimbursement for development activities, are earned, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone is achieved or service has been provided, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At December 31, 2016, deferred revenue under the MDCO agreement was $10.5 million.

Monsanto.     In August 2012, we and Monsanto entered into a license and collaboration agreement, pursuant to which we granted to Monsanto a worldwide, exclusive, royalty bearing right and license, including the right to grant sublicenses, to our RNAi platform technology and intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. The Monsanto agreement also included the transfer of technology from us to Monsanto and initially included a collaborative research project. Under the Monsanto agreement, Monsanto will be our exclusive collaborator in the agriculture field for a ten-year period.

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

We initially determined that the significant deliverables under the Monsanto agreement included the license, the technology transfer activities and the services that we would be obligated to perform under the Monsanto discovery collaboration. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered technical transfer activities and Monsanto discovery collaboration services did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Monsanto has the ability to grant sublicenses, it cannot grant access to certain of our proprietary technology. The uniqueness of our services and the limited sublicense right are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered technical transfer activities and Monsanto discovery collaboration services were being treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the Monsanto agreement, the last deliverable expected to be completed was the discovery collaboration, which was originally to be completed within five years. Therefore, prior to the September 2014 amendment, we were recognizing revenue under the Monsanto agreement on a straight-line basis over five years. However, as a result of the September 2014 amendment, we determined that the final deliverable in the collaboration was the technology transfer activities, know-how exchange and access to intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. Consequently, we recognized the remaining deferred revenue of $16.8 million at the date of the amendment on a prospective basis from September 2014 through February 2015, the date which was the end of the 30-month obligation, which excludes $5.0 million related to a potential refund due to Monsanto under certain circumstances pursuant to the original terms of the Monsanto agreement. We could not use a proportional performance model since we were unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the potential effort required was unknown. At December 31, 2016, deferred revenue under the Monsanto agreement was $5.0 million that will be recognized when the potential refund obligation ceases and can be considered fixed or determinable.

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

We determined that the deliverables under the Takeda agreement included the license, the joint committees, the technology transfer activities and the services that we were obligated to perform under the research collaboration with Takeda. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered services (i.e., the joint committees and the research collaboration) were not separable and, accordingly, the license and services were being treated as a single unit of accounting. Under the Takeda agreement, the last elements to be delivered were the joint technology transfer committee and joint delivery collaboration committee services, each of which had a life of no more than seven years. We have fully recognized the upfront payment of $100.0 million and the technology transfer milestones of $50.0 million, the receipt of which we believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because we were unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the research collaboration was largely unknown, and therefore, we could not utilize a proportional performance model. As future milestones are achieved, we will recognize as revenue the milestone amount in its entirety because all performance obligations for the Takeda agreement have been delivered. As of December 31, 2016, there was no remaining deferred revenue balance under the Takeda agreement as all of our contractual performance obligations were met in May 2015.

Accounting for Income Taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. Our policy is to accrue interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2016, we have not recorded significant interest and penalty expense related to uncertain tax positions.

We operate in the United States, as well as in several countries outside of the United States, where our income tax returns are subject to audit and adjustment by local tax authorities. The nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. We develop our cumulative probability assessment of the measurement of uncertain tax positions using internal experience, judgment and assistance from professional advisors. We refine estimates as we become aware of additional information. Any outcome upon settlement that differs from our current estimate may result in additional tax expense in future periods. At December 31, 2016, we had no unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods.

We recognize income taxes when transactions are recorded in our consolidated statements of comprehensive loss, with deferred taxes provided for items that are recognized in different periods for financial statement and tax reporting purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

There was no benefit from income taxes recorded during the years ended December 31, 2016 or 2015. A benefit of $40.2 million for the year ended December 31, 2014 was due in part to our recognition of the corresponding income tax expense associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period. In addition, for the year ended December 31, 2014, we recorded a benefit of $20.7 million due to the recognition of corresponding income tax expense associated with the excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. The corresponding income tax expense was recorded in other comprehensive income and additional paid-in capital, respectively.

At December 31, 2016, we had a valuation allowance against our net deferred tax assets to the extent it is more likely than not that the assets will not be realized. At December 31, 2016, we had federal and state net operating loss carryforwards of $1.16 billion and $1.23 billion, respectively, to reduce future taxable income that will expire at various dates through 2036. At December 31, 2016, we had federal and state research and development and investment tax credit carryforwards of $131.8 million and $16.0 million, respectively, available to reduce future tax liabilities that expire at various dates through 2036. At December 31, 2016, we had foreign tax credit carryforwards of $3.2 million available to reduce future tax liabilities that expire in 2017. At December 31, 2016, we had alternative minimum tax credits of $0.8 million available to reduce future regular tax liabilities to the extent such regular tax less other non-refundable credits exceeds the tentative minimum tax. We have a valuation allowance against the net operating loss and credit deferred tax assets as it is unlikely that we will realize these assets. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code. We have performed an analysis of ownership changes through December 31, 2016.  Based on this analysis, we believe that there has not been a change in ownership in accordance with Section 382.

Accounting for Stock-Based Compensation

We have stock incentive plans and an employee stock purchase plan under which we grant equity instruments. We may also grant inducement stock grants outside of our stock incentive plans. We account for all stock-based awards granted to employees at their fair value and generally recognize compensation expense over the vesting period of the award. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values using the Black-Scholes valuation model. Our expected stock price volatility assumption is based on the historical volatility of our publicly traded stock.

For stock option awards granted during the year ended December 31, 2016, we used a weighted-average expected stock-price volatility assumption of 60 percent. Our expected life assumption is based on our historical data. Our weighted-average expected term was 5.7 years for the year ended December 31, 2016. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and currently have no intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

The fair value of restricted stock awards, including performance-based restricted stock awards, granted to employees is based upon the quoted closing market price per share on the date of grant, adjusted for assumed forfeitures. Expense is recognized over the vesting period, commencing when we determine that it is probable that the awards will vest.

For performance-based stock option awards, we begin to recognize the value of the awards when we determine the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. Expense is recognized over the vesting period, commencing when we determine that it is probable that the awards will vest.

At December 31, 2016, the estimated fair value of time-based unvested employee stock options and restricted stock awards was $138.0 million, net of estimated forfeitures. We will recognize this amount over the weighted-average remaining vesting period of approximately three years for these awards. At December 31, 2016, the estimated fair value of performance-based unvested employee stock options and restricted stock units was $81.4 million, net of estimated forfeitures. Stock-based employee compensation expense was $74.8 million for the year ended December 31, 2016. However, we cannot currently predict the total amount of stock-based compensation expense to be recognized in any future period because such amounts will depend on levels of stock-based payments granted in the future as well as the portion of the awards that actually vest. The stock compensation accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option. We have applied an annual forfeiture rate to all unvested employee stock options and restricted stock awards at December 31, 2016 based on an analysis of our historical forfeitures. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Year Ended December 31,
Description	2016	2015	2014
Net revenues from collaborators	$47,159	$41,097	$50,561
Operating expenses	471,746	337,105	455,541
Loss from operations	(424,587)	(296,008)	(404,980)
Net loss	$(410,108)	$(290,073)	$(360,395)

Operating expenses for the year ended December 31, 2014 included a $220.8 million charge to in-process research and development expense in connection with our acquisition of the Sirna RNAi assets from Merck, which is described below under the heading “In-process research and development.”

Discussion of Results of Operations

Net revenues from collaborators

We generate revenues through research and development collaborations. The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands, together with the changes, in thousands:

	Year Ended December 31,			Dollar Change
Description	2016	2015	2014	2016 compared to 2015	2015 compared to 2014
Sanofi Genzyme	$32,015	$11,005	$369	$21,010	$10,636
MDCO	11,220	10,301	10,753	919	(452)
Takeda	—	8,867	21,973	(8,867)	(13,106)
Monsanto	—	5,621	14,985	(5,621)	(9,364)
Other	3,924	5,303	2,481	(1,379)	2,822
Total net revenues from collaborators	$47,159	$41,097	$50,561	$6,062	$(9,464)

Net revenues from collaborators increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to services performed by us in connection with our clinical development programs for which Sanofi Genzyme has opted-in, partially offset by the completion of our performance obligations under the Monsanto agreement in February 2015 and the completion of our revenue amortization under the Takeda agreement in May 2015.

Net revenues from collaborators decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to the completion of our performance obligations under the Monsanto agreement in February 2015 and the completion of our revenue amortization under the Takeda agreement in May 2015, partially offset by services performed by us in connection with our clinical development programs for which Sanofi Genzyme has opted-in.

We expect net revenues from collaborators to increase during 2017 as compared to 2016 due primarily to an expected increase in revenues from Sanofi Genzyme related to increased reimbursement, as well as potential milestone payments under our agreements with Sanofi Genzyme and MDCO.  The receipt and timing of any milestone payments will be dependent on the progress of our and MDCO’s clinical development programs.

We had $82.9 million and $68.3 million of deferred revenue at December 31, 2016 and 2015, respectively, which consists primarily of payments we have received from collaborators, primarily Sanofi Genzyme, MDCO, Kyowa Hakko Kirin and Monsanto, but have not yet recognized pursuant to our revenue recognition policies.

For the foreseeable future, we expect our revenues to be derived primarily from our alliances with Sanofi Genzyme and MDCO, as well as other strategic alliances and potential new collaborations and licensing activities.

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands:

							Dollar Change
Description	2016	% of Total Operating Expenses	2015	% of Total Operating Expenses	2014	% of Total Operating Expenses	2016 compared to 2015	2015 compared to 2014
Research and development	$382,392	81%	$276,495	82%	$190,249	42%	$105,897	$86,246
In-process research and development	—	0%	—	0%	220,766	48%	—	(220,766)
General and administrative	89,354	19%	60,610	18%	44,526	10%	28,744	16,084
Total operating expenses	$471,746	100%	$337,105	100%	$455,541	100%	$134,641	$(118,436)

Research and development.    The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands:

							Dollar Change
Description	2016	% of Expense Category	2015	% of Expense Category	2014	% of Expense Category	2016 compared to 2015	2015 compared to 2014
Research and development
Clinical trial and manufacturing	$148,731	39%	$113,628	41%	$64,195	34%	$35,103	$49,433
Compensation and related	87,124	23%	60,803	22%	39,993	21%	26,321	20,810
External services	48,624	13%	35,259	13%	27,432	14%	13,365	7,827
Non-cash stock-based compensation	42,946	11%	27,086	10%	18,233	10%	15,860	8,853
Facilities-related	30,032	8%	21,525	8%	18,068	10%	8,507	3,457
Lab supplies and materials	8,917	2%	7,494	2%	5,908	3%	1,423	1,586
Other	16,018	4%	10,700	4%	16,420	8%	5,318	(5,720)
Total research and development expenses	$382,392	100%	$276,495	100%	$190,249	100%	$105,897	$86,246

Research and development expenses increased during the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to additional clinical trial and manufacturing and external services expenses as a result of the advancement of our Genetic Medicine pipeline. In addition, compensation and related expenses and non-cash stock-based compensation expenses increased during the year ended December 31, 2016 as compared to the prior year as a result of an increase in headcount during the period as we advance our pipeline into later-stage development, as well as the vesting of certain performance-based stock option awards during the first quarter of 2016 upon completion of enrollment in our APOLLO Phase 3 clinical trial for patisiran.

Research and development expenses increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to additional clinical trial and manufacturing and external services expenses resulting from the significant advancement of our Genetic Medicine pipeline. In addition, compensation and related expense increased during the year ended December 31, 2015 as compared to the prior year due primarily to a significant increase in headcount during the period as we continued to expand and advance our development pipeline. Non-cash stock-based compensation increased during the year ended December 31, 2015 as compared to the prior year due primarily to a significant increase in headcount and an increase in the valuation of stock options granted, partially offset by the vesting of certain performance-based stock option awards during the fourth quarter of 2014.

We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses will remain relatively consistent in 2017 as compared to 2016 as we continue to develop our pipeline and advance our product candidates into later-stage development, but that such expenses will be variable on a quarterly basis depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and non-cash stock-based compensation expenses due to the potential vesting of performance-based awards.

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

General and administrative.    The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands:

							Dollar Change
Description	2016	% of Expense Category	2015	% of Expense Category	2014	% of Expense Category	2016 compared to 2015	2015 compared to 2014
General and administrative
Non-cash stock-based compensation	$32,582	36%	$18,697	31%	$14,828	33%	$13,885	$3,869
Consulting and professional services	25,310	28%	21,451	35%	15,068	34%	3,859	6,383
Compensation and related	20,967	24%	12,721	21%	9,539	21%	8,246	3,182
Facilities-related	5,547	6%	3,705	6%	2,157	5%	1,842	1,548
Other	4,948	6%	4,036	7%	2,934	7%	912	1,102
Total general and administrative expenses	$89,354	100%	$60,610	100%	$44,526	100%	$28,744	$16,084

General and administrative expenses increased during the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to an increase in compensation and related expenses and non-cash stock-based compensation expenses resulting from an increase in headcount, as well as the vesting of certain performance-based stock option awards during the first quarter of 2016 upon completion of enrollment in our APOLLO Phase 3 clinical trial for patisiran and a one-time expense recorded in connection with the acceleration of a stock option award under the terms of our stock plan as the result of the unexpected death of an employee.

General and administrative expenses increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to an increase in consulting and professional services expenses related to an increase in general business activities, primarily legal activities. In addition, non-cash stock-based compensation expenses increased due primarily to an increase in headcount, as well as an increase in the valuation of stock options granted, partially offset by the vesting of certain performance-based stock option awards in the fourth quarter of 2014 and a one-time charge recorded for certain stock options that were modified in the second quarter of 2014. Compensation and related expenses increased during the year ended December 31, 2015 as compared to the prior year due primarily to an increase in headcount.

We expect that general and administrative expenses will increase in 2017 as compared to 2016 as we continue to grow our operations, including the anticipated build-out of our commercial infrastructure.

Benefit from income taxes

There was no benefit from income taxes recorded during the years ended December 31, 2016 or 2015. Our benefit from income taxes of $40.2 million for the year ended December 31, 2014 was due in part to our recognition of the corresponding income tax expense in 2014 associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same respective period, as well as the difference between the value of stock and the cash proceeds received from Sanofi Genzyme for the issuance of our common stock in 2014.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(410,108)	$(290,073)	$(360,395)
Adjustments to reconcile net loss to net cash used in operating activities	85,188	65,817	224,155
Changes in operating assets and liabilities	17,219	35,116	(29,401)
Net cash used in operating activities	(307,701)	(189,140)	(165,641)
Net cash provided by (used in) investing activities	142,591	(321,321)	(548,814)
Net cash provided by financing activities	177,832	616,177	736,465
Net increase in cash and cash equivalents	12,722	105,716	22,010
Cash and cash equivalents, beginning of period	180,895	75,179	53,169
Cash and cash equivalents, end of period	$193,617	$180,895	$75,179

Since we commenced operations in 2002, we have generated significant losses. At December 31, 2016, we had an accumulated deficit of $1.66 billion. At December 31, 2016, we had cash, cash equivalents and fixed income marketable securities of $942.6 million, excluding the $150.0 million of restricted investments related to the term loan agreements with BOA and Wells, compared to $1.28 billion at December 31, 2015, in each case excluding our investment in equity securities of Regulus.

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

In February 2014, in connection with our 2014 Sanofi Genzyme collaboration, we sold to Sanofi Genzyme 8,766,338 shares of our common stock and Sanofi Genzyme paid $700.0 million in aggregate cash consideration to us. Sanofi Genzyme has certain rights to purchase additional shares from us under our investor agreement. In March 2014, as a result of our issuance of shares in connection with our acquisition of Sirna, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock and paid us $23.0 million. In January 2015, in connection with our public offering described above, Sanofi Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock, resulting in proceeds to us of $70.7 million. Sanofi Genzyme also has the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 196,251 shares of our common stock on January 22, 2015 for $18.3 million and 205,030 shares of our common stock on February 1, 2016 for $14.3 million. Each of these purchases allowed Sanofi Genzyme to maintain its ownership level of our outstanding common stock of approximately 12%. In January 2017, Sanofi Genzyme elected not to exercise its compensation-related right for 2016.

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the year ended December 31, 2016.

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

We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to execute on our Alnylam 2020 strategy through the advancement of our research and development initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research, development and commercialization efforts.

The increase in net cash used in operating activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due primarily to our net loss. The increase in net cash used in operating activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due primarily to our net loss adjusted for noncash activities, such as an in-process research and development expense of $220.8 million in 2014 for which there was no comparable expense in 2015.

Investing activities

For the years ended December 31, 2016, 2015 and 2014, net cash provided by or used in investing activities was due primarily to net purchases of fixed income marketable securities in accordance with management of our liquidity needs.  For the year ended December 31, 2016, there were $150.0 million of purchases of restricted investments related to the term loan agreements with BOA and Wells, as well as purchases of property, plant and equipment of $64.6 million primarily in connection with the construction of our drug substance manufacturing facility.

Financing activities

For the year ended December 31, 2016, net cash of $177.8 million provided by financing activities was due primarily to our term loan agreements with BOA and Wells, as well as proceeds of $14.3 million received from our issuance of common stock to Sanofi Genzyme in February 2016, and proceeds of $14.1 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan. For the year ended December 31, 2015, net cash of $616.2 million provided by financing activities was due primarily to proceeds of $496.4 million received from our January 2015 underwritten public offering, proceeds of $89.0 million received from our issuances of common stock to Sanofi Genzyme in January 2015, as well as proceeds of $31.1 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan. For the year ended December 31, 2014, net cash of $736.5 million provided by financing activities was due primarily to proceeds of $723.0 million received from our issuances of common stock to Sanofi Genzyme, as well as proceeds of $29.4 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan, partially offset by $16.0 million of payments for the repurchase of common stock for employee tax withholding.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including European operations, continued management and growth of our patent portfolio, collaborations and general corporate activities. In addition, we are expanding our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements with BOA and Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. Interest on the borrowings is calculated based on LIBOR plus 0.45 percent. The obligations under the term loan agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the agreements at such time.

Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next several years. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for, manufacture and commercialize any product candidates.

In the future, we may seek additional funding through additional collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. For example, our decision in October 2016 to discontinue our revusiran clinical development program and the subsequent decline in our stock price may make it more difficult for us to obtain additional funding on acceptable terms.  Moreover, the terms of any additional financing may further adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs and our ability to achieve our goals for 2020 may be delayed or diminished. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

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

Off-Balance Sheet Arrangements

In connection with our license agreements with Max Planck relating to the Tuschl I and II patent applications, we are required to indemnify Max Planck for certain damages arising in connection with the intellectual property rights licensed under the agreements. Under this indemnification agreement with Max Planck, we are responsible for paying the costs of any litigation relating to the license agreements or the underlying intellectual property rights. In connection with the settlement of the litigation regarding the Tuschl patents, we also agreed to indemnify Whitehead, MIT and UMass for certain costs associated with defending the University of Utah litigation. In connection with our research agreement with Acuitas, we agreed to indemnify Acuitas for certain legal costs, subject to certain exceptions and limitations. These indemnification costs are charged to general and administrative expense. In addition, we are a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. These indemnification obligations are considered off-balance sheet arrangements in accordance with GAAP. To date, other than certain costs associated with certain previously settled litigation related to the Tuschl patents and our disputes with Arbutus, and certain defense costs related to the University of Utah litigation, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our consolidated financial statements. Please read Note 7 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for further discussion of these indemnification agreements.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations and future commitments at December 31, 2016. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
Contractual Obligations	2017	2018 and 2019	2020 and 2021	After 2021	Total
Facility lease obligations(1)	$14,021	$47,393	$65,885	$320,775	$448,074
Long-term debt(2)	1,346	2,693	151,903	—	155,942
Technology license commitments(3)	12,168	1,625	1,540	1,595	16,928
Total contractual cash obligations	$27,535	$51,711	$219,328	$322,370	$620,944

(1)	Relates primarily to our Cambridge, Massachusetts non-cancelable facility lease agreements.
(2)

In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements with BOA and Wells, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. Interest payments are included in the table above and are calculated based on LIBOR plus 0.45 percent. The obligations under the term loan agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the agreements at such time. We include estimates for interest in “Long-term debt,” which are equivalent to our expectations for the probable outcome of variable interest rates that are dependent on various future events and market interest rates.

(3)	Relates to our fixed payment obligations under license agreements, as well as other payments related to technology research and development.

The table above excludes approximately $270.0 million of cancellable commitments related to clinical and manufacturing-related  agreements, including certain costs related to investment in the construction of our drug substance manufacturing facility. We in-license technology from a number of sources, including Ionis and Merck. Pursuant to these in-license agreements, we will be required to make additional payments if and when we achieve specified development, regulatory and commercialization milestones. To the extent we are unable to reasonably predict the likelihood, timing or amount of such payments, we have excluded them from the table above.

Recent Accounting Pronouncements

Please read Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist of primarily U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at December 31, 2016, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $2.9 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the year ended December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. This report appears on page 86.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alnylam Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Alnylam Pharmaceuticals, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 15, 2017

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$193,617	$180,895
Marketable securities	424,185	848,217
Investment in equity securities of Regulus Therapeutics Inc.	8,997	51,419
Billed and unbilled collaboration receivables	23,334	8,298
Prepaid expenses and other current assets	21,744	16,559
Total current assets	671,877	1,105,388
Marketable securities	324,799	251,839
Property, plant and equipment, net	114,572	27,812
Restricted investments	150,000	—
Other assets	1,562	1,471
Total assets	$1,262,810	$1,386,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,465	$16,787
Accrued expenses	42,118	28,798
Deferred rent	1,576	1,162
Deferred revenue	33,540	15,352
Total current liabilities	131,699	62,099
Deferred rent, net of current portion	8,431	5,431
Deferred revenue, net of current portion	49,392	52,965
Long-term debt	150,000	—
Other liabilities	3,067	1,301
Total liabilities	342,589	121,796
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 85,941,344 shares issued and outstanding at December 31, 2016; 85,090,968 shares issued and outstanding at December 31, 2015	859	851
Additional paid-in capital	2,609,614	2,506,197
Accumulated other comprehensive (loss) income	(33,441)	4,369
Accumulated deficit	(1,656,811)	(1,246,703)
Total stockholders’ equity	920,221	1,264,714
Total liabilities and stockholders’ equity	$1,262,810	$1,386,510

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net revenues from collaborators	$47,159	$41,097	$50,561
Operating expenses:
Research and development(1)	382,392	276,495	190,249
In-process research and development	—	—	220,766
General and administrative(1)	89,354	60,610	44,526
Total operating expenses	471,746	337,105	455,541
Loss from operations	(424,587)	(296,008)	(404,980)
Other income:
Interest income	8,308	5,859	2,559
Other income	6,171	76	1,817
Total other income	14,479	5,935	4,376
Loss before income taxes	(410,108)	(290,073)	(400,604)
Benefit from income taxes	—	—	40,209
Net loss	$(410,108)	$(290,073)	$(360,395)
Net loss per common share — basic and diluted	$(4.79)	$(3.45)	$(4.85)
Weighted-average common shares used to compute basic and diluted net loss per common share	85,596	83,992	74,278
Comprehensive loss:
Net loss	$(410,108)	$(290,073)	$(360,395)
Unrealized (loss) gain on marketable securities, net of tax	(30,833)	(44,394)	31,127
Reclassification adjustment for realized gain on marketable securities included in net loss	(6,977)	—	(2,081)
Comprehensive loss	$(447,918)	$(334,467)	$(331,349)

(1)	Non-cash stock-based compensation expenses included in operating expenses are as follows:
Research and development	$42,946	$27,086	$18,233
General and administrative	32,582	18,697	14,828

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2013	63,741,573	$637	$846,228	$19,717	$(596,235)	$270,347
Exercise of common stock options	1,972,204	20	28,429	—	—	28,449
Issuance of common stock under other types of equity plans	31,122	1	1,580	—	—	1,581
Tax withholdings and cancellations of restricted stock, net of issuances of new awards	(172,976)	(2)	(15,390)	—	—	(15,392)
Issuance of common stock to Sanofi Genzyme	9,110,786	91	774,396	—	—	774,487
Issuance of common stock in connection with an asset acquisition	2,520,044	25	195,741	—	—	195,766
Stock-based compensation expense related to equity-classified awards	—	—	33,061	—	—	33,061
Tax provision associated with intraperiod tax allocation	—	—	(20,683)	—	—	(20,683)
Other comprehensive income before reclassifications, net of tax	—	—	—	31,127	—	31,127
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	(2,081)	—	(2,081)
Net loss	—	—	—	—	(360,395)	(360,395)
Balance at December 31, 2014	77,202,753	772	1,843,362	48,763	(956,630)	936,267
Exercise of common stock options	1,461,237	15	29,410	—	—	29,425
Issuance of common stock under other types of equity plans	32,427	1	2,665	—	—	2,666
Issuance of common stock under equity plans, net of tax withholdings	6,366	—	(378)	—	—	(378)
Issuance of common stock to Sanofi Genzyme	940,817	9	89,009	—	—	89,018
Issuance of common stock, net of offering costs	5,447,368	54	496,346	—	—	496,400
Stock-based compensation expense related to equity-classified awards	—	—	45,783	—	—	45,783
Other comprehensive loss	—	—	—	(44,394)	—	(44,394)
Net loss	—	—	—	—	(290,073)	(290,073)
Balance at December 31, 2015	85,090,968	851	2,506,197	4,369	(1,246,703)	1,264,714
Exercise of common stock options, net of tax withholdings	559,344	5	11,603	—	—	11,608
Issuance of common stock under other types of equity plans	75,453	1	3,647	—	—	3,648
Issuance of common stock under equity plans, net of tax withholdings	10,549	—	(314)	—	—	(314)
Issuance of common stock to Sanofi Genzyme	205,030	2	14,299	—	—	14,301
Stock-based compensation expense related to equity-classified awards	—	—	74,182	—	—	74,182
Other comprehensive loss before reclassifications, net of tax	—	—	—	(30,833)	—	(30,833)
Reclassification adjustment for realized gain on marketable securities included in net loss	—	—	—	(6,977)	—	(6,977)
Net loss	—	—	—	—	(410,108)	(410,108)
Balance at December 31, 2016	85,941,344	$859	$2,609,614	$(33,441)	$(1,656,811)	$920,221

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(410,108)	$(290,073)	$(360,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,130	19,050	11,926
Non-cash stock-based compensation	75,528	45,783	33,061
Charge for 401(k) company stock match	1,507	984	692
Realized gain on sale of marketable securities	(6,977)	—	(2,081)
Benefit from intraperiod tax allocation	—	—	(40,209)
In-process research and development	—	—	220,766
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	2,145	374	1,941
Billed and unbilled collaboration receivables	(15,036)	31,639	(35,689)
Prepaid expenses and other assets	(5,276)	(6,820)	(5,829)
Accounts payable	10,098	1,676	8,840
Accrued expenses and other	10,673	6,343	9,122
Deferred revenue	14,615	1,904	(7,786)
Net cash used in operating activities	(307,701)	(189,140)	(165,641)
Cash flows from investing activities:
Purchases of property, plant and equipment	(64,557)	(12,950)	(8,961)
Purchases of restricted investments and increase in restricted cash	(150,000)	(1,471)	—
Purchases of marketable securities	(759,310)	(1,033,843)	(977,775)
Sales and maturities of marketable securities	1,116,458	726,943	462,922
Payment for asset acquisition	—	—	(25,000)
Net cash provided by (used in) investing activities	142,591	(321,321)	(548,814)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	14,127	31,137	29,420
Proceeds from issuance of common stock, net of offering costs	—	496,400	—
Proceeds from issuance of common stock to Sanofi Genzyme	14,301	89,018	723,037
Proceeds from issuance of long-term debt	150,000	—	—
Payments for repurchase of common stock for employee tax Withholding	(596)	(378)	(15,992)
Net cash provided by financing activities	177,832	616,177	736,465
Net increase in cash and cash equivalents	12,722	105,716	22,010
Cash and cash equivalents, beginning of period	180,895	75,179	53,169
Cash and cash equivalents, end of period	$193,617	$180,895	$75,179
Supplemental disclosure of cash flows:
Cash paid for interest	$1,096	$—	$—
Net cash paid for income taxes (cash proceeds from income tax refunds)	$111	$66	$(517)
Supplemental disclosure of noncash investing and financing activities:
Fixed asset expenditures included in accounts payable and accrued expenses	$33,153	$1,333	$1,526
Fair value of common stock issued for asset acquisition	$—	$—	$195,766
Receipt of common stock for exercises of stock options	$1,260	$686	$1,219
Difference in fair value of common stock issued to Sanofi Genzyme less cash proceeds received	$—	$—	$51,450

The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

We commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on RNA interference, or RNAi. We are focused on discovering, developing and commercializing RNAi therapeutics by establishing strategic alliances with leading pharmaceutical and life sciences companies, establishing and maintaining a strong intellectual property position in the RNAi field, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics. We have devoted substantially all of our efforts to business planning, research and development, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital.

We are subject to risks common to companies in our industry including, but not limited to, uncertainties relating to conducting clinical research and development, the manufacture and supply of products for clinical and commercial use, obtaining and maintaining regulatory approvals and pricing and reimbursement for our products, market acceptance, managing growth and operating expenses, competition, obtaining and enforcing patents, stock price volatility, dependence on collaborative relationships and third-party service providers, dependence on key personnel, potential litigation, product liability claims and government investigations.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and fixed income marketable securities. At December 31, 2016 and 2015, substantially all of our cash, cash equivalents and fixed income marketable securities were invested in money market funds, certificates of deposit, commercial paper, corporate notes, municipal debt securities, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes also include foreign bonds denominated in U.S. dollars. Investments are restricted, in accordance with our investment policy, to a concentration limit per issuer.

In recent periods, our revenues from collaborations have been generated primarily from Sanofi Genzyme, the specialty care global business unit of Sanofi, or Sanofi Genzyme, The Medicines Company, or MDCO, Takeda Pharmaceutical Company Limited, or Takeda, and Monsanto Company, or Monsanto. For the year ended December 31, 2016, our billed and unbilled collaboration receivables were composed primarily of expense reimbursement due from Sanofi Genzyme. For the year ended December 31, 2015, our billed and unbilled collaboration receivables were composed primarily of expense reimbursement due from Sanofi Genzyme and certain milestones due from Ionis Pharmaceuticals, Inc., or Ionis (formerly Isis Pharmaceuticals, Inc.).

The following table summarizes customers that represent greater than 10% of our net revenues from collaborators, for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Sanofi Genzyme	68%	27%	*
MDCO	24%	25%	21%
Takeda	*	22%	43%
Monsanto	*	14%	30%

The following table summarizes customers with amounts due that represent greater than 10% of our billed and unbilled collaboration receivables balance, at the periods indicated:

	At December 31,
	2016	2015
Sanofi Genzyme	97%	88%
Ionis	*	12%

*	Represents 10% or less

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At December 31, 2016, the balance in our accumulated other comprehensive loss was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income. We recognized $7.0 million of realized gains from sales of our Regulus available-for-sale securities as other income in our consolidated statements of comprehensive loss during the year ended December 31, 2016. If any adjustment to fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our consolidated statements of comprehensive loss. We did not record any impairment charges related to our fixed income marketable securities during the years ended December 31, 2016, 2015 or 2014. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities and money market funds.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the lease term. Construction in progress reflects amounts incurred for construction or improvements of property, plant or equipment that have not been placed in service.

The estimated useful lives of property, plant and equipment are as follows:

Asset Category	Useful Life
Laboratory equipment	5 years
Computer equipment and software	3-10 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of asset life or lease term
Land	—
Construction in progress	—

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

Revenue Recognition

We have entered into collaboration agreements with leading pharmaceutical and life sciences companies, including Takeda, Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin, Monsanto, Sanofi Genzyme and MDCO. The terms of our collaboration agreements typically include deliverables such as non-refundable license fees, funding of research and development, payments based upon achievement of clinical and pre-clinical development milestones, regulatory milestones, manufacturing services, sales milestones and royalties on product sales. These agreements are generally referred to as multiple element arrangements.

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

We recognize upfront license payments as revenue upon delivery of the license only if the license has standalone value of the undelivered performance obligations, typically including research and/or steering committee services, that can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the license is considered to not have standalone value, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed or deferred until the undelivered performance obligation can be determined. As a biotechnology entity with unique and specialized delivered and undelivered performance obligations, we have been unable to demonstrate standalone value in our multiple element arrangements.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using either proportional performance or a straight-line method. We recognize revenue using the proportional performance method when the level of effort required to complete our performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. The amount of revenue recognized under the proportional performance method is determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete our performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the proportional performance method, as of the period ending date.

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

Many of our collaboration agreements entitle us to additional payments upon the achievement of performance-based milestones. These milestones are generally categorized into three types; development milestones which are generally based on the advancement of our pipeline and initiation of clinical trials, regulatory milestones which are generally based on the submission, filing or approval of regulatory applications such as a new drug application in the United States, and commercialization milestones which are generally based on meeting specific thresholds of sales in certain geographic areas. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in our revenue model. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in our revenue model until the performance conditions are met. Upfront and ongoing development milestones per our collaboration agreements are not subject to refund if the development activities are not successful.

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

To date, we have not recorded any substantive milestones under our collaborations because we have not identified any milestones that meet the required criteria listed above. We have deferred recognition of payments for achievement of non-substantive milestones and recognized revenue over the estimated period of performance applicable with each collaborative arrangement. As these milestones are achieved, we will recognize as revenue a portion of the milestone payment, which is equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, upon achievement of such milestone. We will recognize the remaining portion of the milestone payment over the remaining performance period under the proportional performance method or on a straight-line basis.

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

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods. At December 31, 2016, we had short-term and long-term deferred revenue of $33.5 million and $49.4 million, respectively, related to our collaborations.

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

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. Our policy is to accrue interest and penalties related to unrecognized tax positions in income tax expense. As of December 31, 2016, we have not recorded significant interest and penalty expense related to uncertain tax positions.

Research and Development Costs

We expense research and development costs as incurred. Included in research and development costs are wages, benefits and other operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, and overhead directly related to our research and development operations, as well as costs to acquire technology licenses.

We have entered into several license agreements for rights to utilize certain technologies. The terms of the licenses may provide for upfront payments, annual maintenance payments, milestone payments based upon certain specified events being achieved and royalties on product sales. We charge costs to acquire and maintain licensed technology that has not reached technological feasibility and does not have alternative future use to research and development expense as incurred. During the years ended December 31, 2016, 2015 and 2014, we charged to research and development expense costs associated with license fees of $2.4 million, $3.5 million and $12.1 million, respectively.

Stock-Based Compensation

We have stock incentive plans and an employee stock purchase plan under which we grant equity instruments. We may also grant inducement stock grants outside of our stock incentive plans. We account for all stock-based awards granted to employees at their fair value and generally recognize compensation expense over the vesting period of the award. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values using the Black-Scholes valuation model. Our expected stock price volatility assumption is based on the historical volatility of our publicly traded stock.

The fair value of restricted stock awards, including performance-based restricted stock awards, granted to employees is based upon the quoted closing market price per share on the date of grant, adjusted for assumed forfeitures. Expense is recognized over the vesting period, commencing when we determine that it is probable that the awards will vest.

For performance-based stock option awards, we begin to recognize expense when we determine that the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. At the probable date, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period.

Comprehensive Loss

Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. We include foreign currency translation adjustments in other comprehensive loss if the functional currency is not the United States dollar. We include unrealized gains and losses on certain marketable securities in other comprehensive loss.

Net Loss Per Common Share

We compute basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding. We compute diluted net loss per common share by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (the proceeds of which are then assumed to have been repurchased using the treasury stock method). Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At December 31,
	2016	2015	2014
Options to purchase common stock	12,270	9,960	8,169
Unvested restricted common stock	171	19	30
	12,441	9,979	8,199

Segment Information

We operate in a single reporting segment, the discovery, development and commercialization of RNAi therapeutics.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. In March 2016, the FASB issued amendments to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued amendments to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations. In May 2016, the FASB issued amendments related to collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and transition. Early adoption is permitted any time after the original effective date, which for us was January 1, 2017. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the timing and method of our adoption as well as the expected impact that the standard could have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued guidance that explicitly requires a company’s management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard was effective for us on December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued a new leasing standard that requires that all lessees recognize the assets and liabilities that arise from leases on the consolidated balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are currently evaluating the expected impact that this standard could have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued guidance that will update the accounting for certain aspects of share-based payments to employees, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. The new standard became effective for us on January 1, 2017. Please read Note 10 for further discussion of this newly issued guidance.

In October 2016, the FASB issued guidance that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of deferring the income tax effects. The new standard will be effective for us on a modified retrospective basis on January 1, 2018. Early adoption is permitted. We are currently evaluating the expected impact that this standard could have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued guidance that requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard is effective for us on January 1, 2018 using a retrospective transition method to each period presented. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our consolidated financial statements and related disclosures.

3.	SIGNIFICANT AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Year Ended December 31,
Description	2016	2015	2014
Sanofi Genzyme	$32,015	$11,005	$369
MDCO	11,220	10,301	10,753
Takeda	—	8,867	21,973
Monsanto	—	5,621	14,985
Other	3,924	5,303	2,481
Total net revenues from collaborators	$47,159	$41,097	$50,561

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

2012 Sanofi Genzyme Agreement

Under the 2012 Sanofi Genzyme agreement, Sanofi Genzyme paid us an upfront cash payment of $22.5 million. We were also entitled to receive certain milestone payments under the 2012 Sanofi Genzyme agreement. In the fourth quarter of 2013, we earned a milestone of $7.0 million based upon the completion of a successful patisiran Phase 2 clinical trial and a milestone of $4.0 million based upon the initiation of the APOLLO Phase 3 clinical trial for patisiran.

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

The 2014 Sanofi Genzyme collaboration is structured as an exclusive relationship for the worldwide development and commercialization of RNAi therapeutics in the field of Genetic Medicines, which includes our current and future Genetic Medicine programs that reach Human Proof-of-Principle Study Completion (as defined in the Sanofi Genzyme master agreement), or Human POP, by the end of 2019, subject to extension to the end of 2021 in various circumstances. We will retain product rights in the United States, Canada and Western Europe, referred to as the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize collaboration products in the rest of the world, referred to as the Sanofi Genzyme Territory, together with certain broader co-development/co-commercialize or worldwide rights for certain products. Sanofi Genzyme’s rights, described in detail below, are structured as an opt-in that is triggered upon achievement of Human POP. We maintain development control for all programs prior to Sanofi Genzyme’s opt-in and maintain development and commercialization control after Sanofi Genzyme’s opt-in for all programs in the Alnylam Territory.

Specifically, in addition to its regional rights for our current and future Genetic Medicine programs in the Sanofi Genzyme Territory, Sanofi Genzyme had the right to either (i) co-develop and co-commercialize fitusiran for the treatment of hemophilia and other rare bleeding disorders in the Alnylam Territory, with us maintaining development and commercialization control, or (ii) obtain a global license to givosiran for the treatment of hepatic porphyrias. In November 2016, following the completion of Human POP for both the fitusiran and givosiran programs, Sanofi Genzyme exercised this right, electing to co-develop and co-commercialize fitusiran in the Alnylam Territory. Finally, Sanofi Genzyme has the right for a global license to a single, future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. We will retain global rights to any RNAi therapeutic Genetic Medicine program that does not reach Human POP by the end of 2019, subject to certain limited exceptions. We retain full rights to all current and future RNAi therapeutic programs outside of the field of Genetic Medicines, including the right to form new collaborations.

Under the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme’s specific license rights and the programs into which Sanofi Genzyme has opted include the following:

•

Regional license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory. Sanofi Genzyme can elect this license for any of our current and future Genetic Medicine programs that complete Human POP by the end of 2019, subject to limited extension. Development costs for products once Sanofi Genzyme exercises an option will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for twenty percent of the global development costs. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded the scope of its regional license and collaboration for patisiran, an investigational RNAi therapeutic currently in Phase 3 clinical development, which was originally established under the 2012 Sanofi Genzyme agreement. In September 2015, Sanofi Genzyme elected to opt into our fitusiran clinical development program for the treatment of hemophilia and other rare bleeding disorders under the regional license terms. Cost-sharing for the fitusiran program began in January 2016 under the regional license terms. As described above, Sanofi Genzyme also had the right to elect to co-develop and co-commercialize fitusiran in the Alnylam Territory pursuant to the co-development/co-commercialize license terms described below. In November 2016, Sanofi Genzyme exercised this right and elected to co-develop and co-commercialize fitusiran in the Alnylam Territory. In addition, during 2016, Sanofi Genzyme elected not to opt into the development and commercialization of givosiran or ALN-CC5 in the Sanofi Genzyme Territory. Sanofi Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain patisiran development milestones. We could potentially earn the next patisiran milestone payment, ranging between $5.0 million and $20.0 million based on the geographic region, upon the achievement of specified events in connection with a regulatory filing or approval. In addition, Sanofi Genzyme will be required to make payments totaling up to $75.0 million per regional product other than patisiran, consisting of up to $55.0 million in development milestones and $20.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Sanofi Genzyme, its affiliates and sublicensees.

•

Co-development/co-commercialize license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory, and will co-commercialize the product in the Alnylam Territory. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded its regional rights for revusiran, an investigational RNAi therapeutic that was previously being advanced in a Phase 3 clinical trial, which were originally granted under the 2012 Sanofi Genzyme agreement, to include a co-development/co-commercialize license and collaboration. In October 2016, upon the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee to suspend dosing, we decided to discontinue development of revusiran. As noted above, in November 2016, Sanofi Genzyme exercised its right to elect a co-development/co-commercialize license and collaboration for fitusiran. Development costs for co-development/co-commercialize products, once Sanofi Genzyme exercises an option, will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for fifty percent of the global development costs. In connection with the exercise of its co-development/co-commercialize rights for fitusiran, Sanofi Genzyme paid us approximately $6.0 million in January 2017 for its incremental share of co-development costs incurred from January 2016 through September 2016. Sanofi Genzyme will be required to make payments totaling up to $75.0 million in development milestones for fitusiran, and, prior to the discontinuation of the revusiran program, was required to make certain milestone payments for revusiran. In December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran. We could potentially earn the first fitusiran milestone payment of $25.0 million upon the initiation of the first global Phase 3 clinical trial of fitusiran. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-commercialize product based on annual net sales, if any, in the Sanofi Genzyme Territory for such co-development/co-commercialize product by Sanofi Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory.

•

Global license terms and programs — Upon opt-in, Sanofi Genzyme will obtain a worldwide license to develop and commercialize the product. Sanofi Genzyme did not elect a global license for givosiran, as described above. Sanofi Genzyme continues to have one right to a global license through 2019, subject to limited extension, for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. Sanofi Genzyme shall be responsible for one hundred percent of global development costs. Sanofi Genzyme will be required to make payments totaling up to $200.0 million per global product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Sanofi Genzyme, its affiliates and sublicensees.

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

The 2014 Sanofi Genzyme collaboration is governed by an alliance joint steering committee that is comprised of an equal number of representatives from each party. There are additional committees to manage various aspects of each regional, co-developed/co-commercialized and global program. We and Sanofi Genzyme intend to enter into supply agreements to provide for supply of collaboration products to Sanofi Genzyme for clinical studies, and, at Sanofi Genzyme’s request, commercial sales. Sanofi Genzyme also has certain rights to manufacture collaboration products. Additionally, Sanofi Genzyme has certain limited opt-out rights, as specified in the master agreement, upon which products revert fully back to us with no further obligations to Sanofi Genzyme.

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

We recorded the issuance of 8,766,338 shares of our common stock under the stock purchase agreement using the price of our common stock on the date the shares were issued to Sanofi Genzyme. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. This $51.5 million is being amortized on a straight-line basis over the performance period. In addition, due to intraperiod tax allocation rules, upon closing of the equity transaction we recorded a benefit from income taxes of $15.2 million due to the Sanofi Genzyme equity purchase being recorded in additional paid-in capital, net of tax. For the year ended December 31, 2014, we recorded a cumulative benefit from income taxes of $20.7 million.

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

Sanofi Genzyme also has the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 196,251 shares of our common stock on January 22, 2015 for $18.3 million and 205,030 shares of our common stock on February 1, 2016 for $14.3 million. In January 2017, Sanofi Genzyme elected not to exercise its compensation-related right for 2016. The sales of these shares to Sanofi Genzyme were consummated as private placements.

In each instance, the purchase by Sanofi Genzyme described above allowed Sanofi Genzyme to maintain its ownership level of our common stock of approximately 12%.

We determined that the deliverables for the programs on which Sanofi Genzyme was collaborating with us upon initiation of the 2014 collaboration included the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Sanofi Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Sanofi Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the 2014 Sanofi Genzyme collaboration, the last deliverables for patisiran and revusiran were expected to be completed within approximately six years from the closing date of the transaction and the last deliverables for fitusiran are expected to be completed within approximately five years from the date Sanofi Genzyme elected to opt into our fitusiran clinical development program under the regional license terms. Our estimate regarding the performance period under the 2014 Sanofi Genzyme collaboration related to the license to our patisiran and revusiran clinical programs was adjusted in October 2016 due to our decision to discontinue development of revusiran. As a result, with respect to these programs, we currently expect the last deliverables to be completed within approximately five years from the closing date of the transaction as compared to an expectation at September 30, 2016 of approximately six years. Beginning in the fourth quarter of 2016, we prospectively began to recognize an additional $1.8 million of revenue per quarter related to the remaining deferred revenue as of September 30, 2016 over the remaining performance period on a straight-line basis.

We determined that the total cash received from Sanofi Genzyme under the now superseded 2012 Sanofi Genzyme agreement reflects consideration for certain of the performance obligations for ALN-TTR programs included in the 2014 Sanofi Genzyme collaboration. Therefore we are recognizing the $33.5 million of deferred revenue under the 2012 Sanofi Genzyme agreement on a straight-line basis over the period of performance of the ALN-TTR programs. As consideration is achieved, including any milestones or reimbursement for development activities, we recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone or activities have been satisfied, multiplied by the amount of the payment. We recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis.

The following table presents information related to the 2014 Sanofi Genzyme collaboration, in thousands:

Excess of fair value of our common stock issued to Sanofi Genzyme in February 2014	$(51,450)
Deferred revenue remaining under the 2012 Sanofi Genzyme agreement upon execution of the 2014 Sanofi Genzyme collaboration	33,500
Milestone payment received:
Year-ended December 31, 2014	25,000
Expense reimbursement from Sanofi Genzyme:
Year-ended December 31, 2015	33,949
Year-ended December 31, 2016	54,337
Total consideration at December 31, 2016	$95,336

Cumulative revenue recognized at December 31, 2016	$43,389
Deferred revenue at December 31, 2016	$51,947

We determined that the opt-in rights that Sanofi Genzyme has for future Genetic Medicine programs represent separate and additional deliverables that Sanofi Genzyme may receive from us in future periods. Upon each initial opt-in by Sanofi Genzyme, we have determined that each program and the related activities will represent a single unit of accounting and, consistent with our accounting policies, we will base our revenue recognition period on the final deliverable associated with each future opt-in.

The Medicines Company Alliance

In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases, including inclisiran (formerly ALN-PCSsc). MDCO paid us an upfront cash payment of $25.0 million. Upon achievement of certain events, we will be entitled to receive milestone payments, up to an aggregate of $180.0 million, including up to $30.0 million in specified development milestones, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, we will be entitled to royalties ranging from the low- to high- teens based on annual worldwide net sales, if any, of licensed products by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. In December 2014, we earned a development milestone payment of $10.0 million under the MDCO agreement based upon the initiation of our Phase 1 clinical trial for inclisiran. In addition, in 2016, 2015 and 2014, we were reimbursed an aggregate of $11.6 million for costs incurred for certain development activities. We could potentially earn the next development milestone payment of $20.0 million based upon the initiation by MDCO of a pivotal study for inclisiran. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from MDCO.

Under the MDCO agreement, we and MDCO will collaborate in the further development of inclisiran. We had responsibility for the development of inclisiran until Phase 1 Completion, as defined in the MDCO agreement, at our cost, up to an agreed upon initial development cost cap. In late 2015, MDCO assumed responsibility for all development and commercialization of inclisiran, at its sole cost. The collaboration between us and MDCO is governed by a joint steering committee comprised of an equal number of representatives from each party.

We were solely responsible for obtaining supply of finished product reasonably required for the conduct of our obligations under the initial development plan through Phase 1 Completion, and are responsible for supplying MDCO with finished product reasonably required for the first Phase 2 clinical trial of inclisiran conducted by MDCO, at our expense, provided such costs do not exceed the development costs cap, subject to certain exceptions. After such time, MDCO will have the sole right and responsibility to manufacture and supply inclisiran for development and commercialization under the MDCO development plan, subject to the terms of the MDCO agreement. In April 2016, we and MDCO entered into a supply and technical transfer agreement to provide for our supply of inclisiran to MDCO, in accordance with the terms of the MDCO agreement.

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

We received the upfront payment of $25.0 million from MDCO in February 2013, which was initially recorded as deferred revenue. During the fourth quarter of 2014, we recognized as revenue a portion of the $10.0 million milestone payment earned in December 2014 equal to the percentage of the performance period completed when the milestone was earned. During 2016, 2015 and 2014, we also recognized as revenue a portion of the $3.0 million, $3.8 million and $4.8 million, respectively, of expense reimbursement due to us under the terms of the MDCO agreement equal to the percentage of the performance period completed upon the invoice date. As future consideration, including any milestones or reimbursement for development activities, are earned, we will recognize as revenue a portion of these payments equal to the percentage of the performance period completed when the milestone is achieved or service has been provided, multiplied by the amount of the payment. We will recognize the remaining portion of consideration received over the remaining performance period on a straight-line basis. At December 31, 2016, deferred revenue under the MDCO agreement was $10.5 million.

Platform Alliances

Monsanto Alliance

In August 2012, we and Monsanto entered into a license and collaboration agreement, pursuant to which we granted to Monsanto a worldwide, exclusive, royalty bearing right and license, including the right to grant sublicenses, to our RNAi platform technology and intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. The Monsanto agreement also included the transfer of technology from us to Monsanto and initially included a collaborative research project. Under the Monsanto agreement, Monsanto will be our exclusive collaborator in the agriculture field for a ten-year period.

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

Under the Monsanto agreement, the last deliverable expected to be completed was the discovery collaboration, which was originally expected to be completed within five years. Therefore, prior to the September 2014 amendment, we were recognizing revenue under the Monsanto agreement on a straight-line basis over five years. However, as a result of the September 2014 amendment, we determined that the final deliverable in the collaboration is the technology transfer activities, know-how exchange and access to intellectual property controlled by us as of the date of the Monsanto agreement or during the 30 months thereafter, in the field of agriculture. Consequently, we recognized the remaining deferred revenue of $16.8 million at the date of the amendment on a prospective basis from September 2014 through February 2015, the date which was the end of the 30 month obligation, which excludes $5.0 million related to a potential refund due to Monsanto under certain circumstances pursuant to the original terms of the Monsanto agreement. We could not use a proportional performance model since we were unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the potential effort required was unknown. At December 31, 2016, deferred revenue under the Monsanto agreement was $5.0 million and will be recognized when the potential refund obligation ceases and can be considered fixed or determinable.

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

We have fully recognized the upfront payment of $100.0 million and the technology transfer milestones of $50.0 million, the receipt of which we believed was probable at the commencement of the collaboration, on a straight-line basis over seven years because we were unable to reasonably estimate the level of effort to fulfill these obligations, primarily because the effort required under the research collaboration was largely unknown, and therefore, we could not utilize a proportional performance model. As future milestones are achieved, if any, we will recognize as revenue the milestone amount in its entirety because all performance obligations for the Takeda agreement have been delivered. At December 31, 2016, there was no deferred revenue under the Takeda agreement as all of our contractual performance obligations were met in May 2015.

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

Ionis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration. Ionis agreed to pay us, per therapeutic target, a license fee of $0.5 million, milestone payments for double-stranded RNAi products totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and low single-digit royalties on sales, if any, for each double-stranded RNAi or single-stranded RNAi product developed by Ionis or a collaborator that utilizes our intellectual property. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Ionis.

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

During the years ended December 31, 2016, 2015 and 2014, as result of certain payments received by us in connection with the Sanofi Genzyme and MDCO alliances, we paid $0.2 million, $1.9 million and $7.7 million to Ionis, respectively. In addition, as of each of December 31, 2016 and 2015, we owed Ionis $0.2 million for amounts incurred but not yet paid. These license fees were charged to research and development expense.

Asset Acquisition

In-process research and development

In March 2014, we purchased from Merck Sharp & Dohme Corp., or Merck, all of Merck’s right, title and interest in and to all of the outstanding shares of common stock of Sirna. Sirna possesses intellectual property and RNAi assets including early stage pre-clinical therapeutic candidates, chemistry, and siRNA-conjugate and other delivery technologies that we intend to integrate into our platform for delivery of RNAi therapeutics. We recorded an expense of $220.8 million to in-process research and development for the year ended December 31, 2014 as a result of this asset acquisition. In future periods, there will be no additional charges recorded to in-process research and development related to the purchase of the Sirna RNAi assets from Merck.

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

The following tables present information about our assets that are measured at fair value on a recurring basis at December 31, 2016 and 2015, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$17,199	$—	$17,199	$—
Money market funds	151,479	151,479	—	—
Marketable securities (fixed income):				—
Certificates of deposit	17,999	—	17,999	—
Commercial paper	59,340	—	59,340	—
Corporate notes	333,872	—	333,872	—
U.S. government-sponsored enterprise securities	297,773	—	297,773	—
U.S. treasury securities	40,000	—	40,000	—
Marketable securities (Regulus equity holdings)	8,997	8,997	—	—
Restricted cash (Money market funds)	1,471	1,471	—	—
Total	$928,130	$161,947	$766,183	$—

Description	At December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,998	$—	$3,998	$—
Corporate notes	4,843	—	4,843	—
U.S. government-sponsored enterprise securities	10,000	—	10,000	—
Money market funds	148,612	148,612	—	—
Marketable securities (fixed income):
Certificates of deposit	10,498	—	10,498	—
Commercial paper	38,110	—	38,110	—
Corporate notes	904,909	—	904,909	—
Municipal debt securities	9,000	—	9,000	—
U.S. government-sponsored enterprise securities	61,396	—	61,396	—
U.S. treasury securities	76,143	—	76,143	—
Marketable securities (Regulus equity holdings)	51,419	51,419	—	—
Restricted cash (Money market funds)	1,471	1,471	—	—
Total	$1,320,399	$201,502	$1,118,897	$—

For the years ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt at December 31, 2016, computed pursuant to a discounted cash flow technique using a market interest rate, was $150.2 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

5.	MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at December 31, 2016 and 2015, and for the activity recorded in each year, in thousands:

Description	At December 31, 2015	Sales of Regulus Shares During Year Ended December 31, 2016	All Other Activity During Year Ended December 31, 2016	Balance at December 31, 2016
Carrying value	$11,935	$(3,842)	$—	$8,093
Accumulated other comprehensive income (loss), before tax	39,484	(6,977)	(31,603)	904
Investment in equity securities of Regulus Therapeutics Inc., as reported	$51,419	$(10,819)	$(31,603)	$8,997
Accumulated other comprehensive income (loss), before tax	$39,484	$(6,977)	$(31,603)	$904
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$6,692	$(6,977)	$(31,603)	$(31,888)

Description	At December 31, 2014	Sales of Regulus Shares During Year Ended December 31, 2015	All Other Activity During Year Ended December 31, 2015	Balance at December 31, 2015
Carrying value	$11,935	$—	$—	$11,935
Accumulated other comprehensive income (loss), before tax	82,648	—	(43,164)	39,484
Investment in equity securities of Regulus Therapeutics Inc., as reported	$94,583	$—	$(43,164)	$51,419
Accumulated other comprehensive income (loss), before tax	$82,648	$—	$(43,164)	$39,484
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$49,856	$—	$(43,164)	$6,692

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at December 31, 2016 and 2015, in thousands:

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$17,999	$—	$—	$17,999
Commercial paper	59,340	—	—	59,340
Corporate notes	334,266	47	(441)	333,872
U.S. government-sponsored enterprise securities	298,910	9	(1,146)	297,773
U.S. treasury securities	40,022	1	(23)	40,000
Total	$750,537	$57	$(1,610)	$748,984

	At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,498	$—	$—	$10,498
Commercial paper	38,113	—	(3)	38,110
Corporate notes	907,119	4	(2,214)	904,909
Municipal debt securities	9,000	—	—	9,000
U.S. government-sponsored enterprise securities	61,463	24	(91)	61,396
U.S. treasury securities	76,186	4	(47)	76,143
Total	$1,102,379	$32	$(2,355)	$1,100,056

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at December 31, 2016, in thousands:

	At December 31, 2016
	Amortized Cost	Fair Value
Less than one year	$424,382	$424,185
Greater than one year but less than two years	326,155	324,799
Total	$750,537	$748,984

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31, 2016 and 2015, in thousands:

	At December 31,
	2016	2015
Laboratory equipment	$37,303	$33,558
Computer equipment and software	9,650	5,732
Furniture and fixtures	6,002	2,906
Leasehold improvements	45,362	35,825
Land	9,080	—
Construction in progress	68,182	1,285
	175,579	79,306
Less: accumulated depreciation	(61,007)	(51,494)
	$114,572	$27,812

During the years ended December 31, 2016, 2015 and 2014, we recorded $9.6 million, $6.7 million and $5.0 million, respectively, of depreciation expense related to our property, plant and equipment.

Manufacturing Facility

On February 10, 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts. We completed the purchase and closed this transaction on April 4, 2016. We are constructing a manufacturing facility at this site for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. At December 31, 2016, property, plant and equipment, net, on our consolidated balance sheets reflects $73.2 million of land and associated costs related to the construction of our drug substance manufacturing facility.

7.	COMMITMENTS AND CONTINGENCIES

Technology License Commitments

We have licensed from third parties the rights to use certain technologies in our research processes as well as in any products we may develop including these licensed technologies. In accordance with the related license agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. At December 31, 2016, we were committed to make the following fixed, estimated and cancelable payments under existing license agreements, in thousands:

Year Ending December 31,
2017	$12,168
2018	830
2019	795
2020	795
2021	745
Thereafter	1,595
Total	$16,928

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

665 Concord Avenue

On February 10, 2012, we entered into a non-cancelable real property lease agreement, or the BMR-665 Concord Avenue Lease, with BMR-Fresh Pond Research Park LLC for our manufacturing facility for patisiran formulated bulk drug product. Under the BMR-665 Concord Avenue Lease, we lease approximately 15,000 square feet of office and laboratory space located at 665 Concord Avenue, Cambridge, Massachusetts. The term of the BMR-665 Concord Avenue Lease was set to expire in August 2017. In August 2016, we and BMR-Fresh Pond Research Park LLC amended the BMR-665 Concord Avenue Lease to extend the term for an additional five years, through August 31, 2022. Under the amended BMR-665 Concord Avenue Lease, we have the option to extend the term for one additional five-year period.

675 West Kendall Street

In April 2015, we entered into a non-cancelable real property lease, or the BMR-675 West Kendall Lease, with BMR-675 West Kendall Street, LLC, or BMR, for laboratory and office space located at 675 West Kendall Street, Cambridge, Massachusetts. We intend to move our corporate headquarters and research facility to this location in early 2019.

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

Initial annual rent for the initial lease and the additional lease, exclusive of operating expenses and real property taxes, will be $1.7 million and $3.5 million, respectively, with annual increases of $1/square foot under each lease thereafter. Rent payments commenced in May 2015 under the initial lease and rent payments commenced in May 2016 under the additional lease.

We received $2.1 million, $0.4 million and $1.9 million in leasehold improvement incentives during the years ended December 31, 2016, 2015 and 2014, respectively. These leasehold improvement incentives are being accounted for as a reduction in rent expense ratably over the lease term. The balance from these leasehold improvement incentives is included in current portion of deferred rent and deferred rent, net of current portion, in the consolidated balance sheets at December 31, 2016 and 2015.

We have $1.5 million in restricted cash that is recorded in long-term other assets as of December 31, 2016 and 2015 in connection with an irrevocable standby letter of credit with RREEF.

Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency.

Total rent expense, including operating expenses, under our real property leases was $15.9 million, $10.5 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In addition to the lease agreements described above, we also lease additional office space in several locations in and outside of the United States to support our operations and growth.

Future minimum payments under our non-cancelable facility leases, including rent payments for the BMR-675 West Kendall Lease which are expected to commence in early 2019, are approximately as follows, in thousands:

Year Ending December 31,
2017	$14,021
2018	14,704
2019	32,689
2020	34,815
2021	31,070
Thereafter	320,775
Total	$448,074

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

The obligations of the borrower under each Credit Agreement are guaranteed by us. The obligations of the borrower and us under each Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100% of the principal amount of all term loans outstanding under such Credit Agreement at such time. At  December 31, 2016, we have recorded $150.0 million of cash collateral in connection with the Credit Agreements as restricted investments on our consolidated balance sheets. Each of the lenders and the borrower have agreed to consider the appropriateness of a change in the type of approved collateral on a periodic basis throughout the term of the Credit Agreements; provided that any such change to the type of such approved collateral shall be made only upon each of the lender’s and the borrower’s consent.

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

During the year ended December 31, 2016, we recorded $1.2 million of interest expense related to the Credit Agreements that is reflected in other income on our consolidated statements of comprehensive loss.

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

On October 28, 2015, Utah filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, or the CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. Oral arguments on our appeal were heard at the CAFC on January 12, 2017. We anticipate a ruling on our appeal during the second quarter of  2017, however, the timing will be determined by the CAFC. While we believe a fee award is merited in this case, such awards are not customary and are made at the discretion of the court.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. We and Dicerna agreed to a protective order, which was entered by the Court on November 12, 2015. Discovery is ongoing and we now expect fact discovery to close in April 2017.

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

Indemnifications

In connection with our license agreements with Max Planck relating to the Tuschl I and Tuschl II patent applications, we are required to indemnify Max Planck for certain damages arising in connection with the intellectual property rights licensed under the agreements. Under the Max Planck indemnification agreement, we are responsible for paying the costs of any litigation relating to the license agreements or the underlying intellectual property rights, including the costs associated with certain litigation regarding the Tuschl patents, which was settled during 2011, as well as certain costs associated with defending the University of Utah litigation described above. In connection with the settlement of the litigation regarding the Tuschl patents, we also agreed to indemnify Whitehead, MIT and UMass for certain costs associated with defending the University of Utah litigation. In connection with our research agreement with Acuitas Therapeutics Inc., or Acuitas (formerly AlCana Technologies, Inc.), we agreed to indemnify Acuitas for certain legal costs, subject to certain exceptions and limitations, associated with certain litigation with Arbutus Biopharma Corporation, or ABC (formerly Tekmira Pharmaceuticals Corporation), and Protiva Biotherapeutics, Inc., a wholly owned subsidiary of ABC, and together with ABC, which has been settled. These indemnification costs were charged to general and administrative expense. We are also a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events. Such indemnification obligations are usually in effect from the date of execution of the applicable agreement for a period equal to the applicable statute of limitations.

Our maximum potential future liability under any such indemnification provisions is uncertain. However, to date, other than certain costs associated with certain previously settled litigation related to the Tuschl patents and the litigation with ABC referenced above, and certain defense costs related to the University of Utah litigation described above, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and have not recorded any liability related to such indemnification provisions at December 31, 2016 or 2015.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

We have authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by our board of directors upon its issuance. At December 31, 2016 and 2015, there were no shares of preferred stock outstanding.

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

9.	STOCK-BASED COMPENSATION

Stock Plans

In June 2009, our stockholders approved an amendment and restatement of our 2004 Stock Incentive Plan, or the Amended and Restated 2004 Plan, which replaced our 2004 Stock Incentive Plan, as amended, or the 2004 Plan. At December 31, 2016, the Amended and Restated 2004 Plan provided for the granting of stock options to purchase up to 12,366,485 shares of common stock.

In June 2009, our stockholders also approved our 2009 Stock Incentive Plan. In May 2015, our stockholders approved an amendment and restatement of the 2009 Stock Incentive Plan, or the Amended and Restated 2009 Plan, which increased the number of shares of common stock authorized for issuance from 5,900,000 to 11,700,000. The Amended and Restated 2009 Plan provides for the granting of stock options, restricted stock and restricted stock units (together, restricted stock awards), stock appreciation rights and other stock-based awards. The Amended and Restated 2009 Plan has a fungible share pool. Any award that is not a full value award is counted against the authorized share limits specified in the Amended and Restated 2009 Plan as one share for each share of common stock subject to the award, and all full value awards, defined in the Amended and Restated 2009 Plan as restricted stock awards or other stock-based awards, are counted as one and a half shares for each one share of common stock subject to such full value award.

At December 31, 2016, an aggregate of 12,896,204 shares of common stock were reserved for issuance under our stock plans, including outstanding stock options to purchase 12,119,686 shares of common stock, 171,188 outstanding restricted stock units, 474,437 of common stock available for additional equity awards and 130,893 shares available for future grant under our 2004 Employee Stock Purchase Plan, or the 2004 ESPP. Each stock option shall expire within ten years of issuance. Time vested stock options granted by us to employees generally vest as to 25% of the shares on the first anniversary of the grant date and 6.25% of the shares at the end of each successive three-month period thereafter until fully vested. Performance-based stock options granted to employees in 2015 and 2016 vest, with respect to each year, as to one-fourth of the shares upon the later of the one year anniversary of the grant date and the achievement of each of four specific clinical development, regulatory or commercial events, as approved by our compensation committee. Performance-based stock options granted to employees in 2013 and 2014 vest, with respect to each year, as to one-third of the shares upon the achievement of each of three specific clinical development or regulatory events, as approved by our compensation committee.

Inducement Equity Grants

The compensation committee of our board of directors approved a grant, effective as of September 19, 2016, to our newly hired chief operating officer of non-qualified stock options to purchase an aggregate of 150,000 shares of common stock. This was granted as an inducement grant outside of our shareholder approved stock plans in accordance with NASDAQ Listing Rule 5635(c)(4). These stock options have a ten-year term and an exercise price equal to the closing price of our common stock on the grant date. Time-vested options to purchase 125,000 shares of common stock will vest as to 25% of the shares on the first anniversary of the grant date and 6.25% of the shares at the end of each successive three-month period thereafter until fully vested. Performance-based stock options to purchase 25,000 shares of common stock will vest upon the later of the one year anniversary of the grant date and the launch of our first internally developed product.

Stock-Based Compensation

The following table summarizes stock-based compensation expense by type of award during the three years ended December 31, 2016, in thousands:

	2016	2015	2014
Stock-based compensation expense by type of award:
Stock options	$62,800	$43,078	$24,603
Performance-based stock options	8,337	—	4,960
Restricted stock awards	497	555	1,068
ESPP share issuances	1,360	694	392
Other equity programs	1,846	—	—
Non-employee stock options	688	1,456	2,038
	$75,528	$45,783	$33,061

The following table summarizes our unrecognized stock-based compensation expense, net of estimated forfeitures, at December 31, 2016, by type of awards, and the weighted-average period over which that expense is expected to be recognized:

	At December 31, 2016
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period
	(in thousands)	(in years)
Type of award:
Time-based stock options	$137,009	2.85
Performance-based stock options	67,442	*
Restricted stock awards	960	1.38
Performance-based restricted stock units	13,961	*
ESPP share issuances	747	0.32

*	Performance-based stock options and performance-based restricted stock units are recorded as expense beginning when vesting events are determined to be probable.

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

	2016	2015	2014
Risk-free interest rate	0.9-2.2%	1.0-2.0%	1.7-2.3%
Expected dividend yield	—	—	—
Expected option life	3.5-7.5 years	3.5-7.5 years	5.5-7.5 years
Expected volatility	55-65%	53-60%	53-57%

Stock Option Activity

The following table summarizes the activity of our stock option plans and the inducement grant described above, excluding performance-based stock options:

	Number of Options (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	8,318	$54.05
Granted	2,548	58.73
Exercised	(591)	21.74
Cancelled	(362)	84.89
Outstanding, December 31, 2016	9,913	$56.05	6.70	$64,751
Exercisable at December 31, 2016	5,644	$44.17	5.18	$64,622
Vested or expected to vest at December 31, 2016	9,592	$55.64	6.62	$64,747

The weighted-average fair value of stock options granted was $31.66, $51.28 and $39.08 per share for the years ended December 31, 2016, 2015 and 2014, respectively. The intrinsic value of stock options exercised was $22.0 million, $130.0 million and $126.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. We satisfy stock option exercises with newly issued shares of our common stock.

Performance-Based Stock Options

We granted performance-based stock options to employees that vest as to one-fourth of the shares upon the later of the one year anniversary of the grant date and the achievement of each of four specific clinical development, regulatory or commercial events, as approved by our compensation committee, with respect to 2015 and 2016 grants, and that vest as to one-third of the shares upon the achievement of each of three specific clinical development or regulatory events, as approved by our compensation committee, with respect to 2013 and 2014 grants. During the year ended December 31, 2016, we also granted an option to purchase 25,000 shares of common stock to our newly hired chief operating officer that vests upon the later of the one year anniversary of the grant date and the achievement of a commercial event.

The following table summarizes the activity of our performance-based stock options granted under our equity plans and the performance-based portion of the inducement grant described above:

	Number of Options (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	1,642	$84.92
Granted	862	43.25
Exercised	(5)	63.00
Cancelled	(142)	86.88
Outstanding, December 31, 2016	2,357	$69.61	8.63	$—
Exercisable at December 31, 2016	262	$82.12	7.37	$—

On December 12, 2014, we achieved the first performance criteria of the December 18, 2013 grant of performance-based stock options and each stock option award granted was vested as to one-third of the performance-based portion of the award. The weighted-average grant date fair value of the first tranche of the December 18, 2013 performance-based stock option awards was $32.26 per share. During the fourth quarter of 2014, we determined the first performance criteria of the December 18, 2013 grant was probable and began to record expense, which was recognized in full as of December 12, 2014. On February 1, 2016, we achieved the first performance criteria of the December 17, 2014 grant of performance-based stock options upon the completion of patient enrollment in our APOLLO Phase 3 study and each stock option award granted was vested as to one-third of the performance-based portion of the grant. The weighted-average grant date fair value of the first tranche of the December 17, 2014 performance-based stock option awards was $52.29 per share. During the first quarter of 2016, we determined the first performance criteria of the December 17, 2014 grant was probable and began to record expense, which was recognized in full as of February 1, 2016.

The intrinsic value of performance-based stock options exercised was $35,000, $1.4 million, and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. We satisfy performance-based stock option exercises with newly issued shares of our common stock. As of the grant date and December 31, 2016, we had determined that the remaining performance criteria of all outstanding performance-based stock options reflected in the table above were not probable. As a result, we had not recorded stock-based compensation expense for these performance-based stock options as of December 31, 2016.

Contingent Stock Option Awards

On December 17, 2014, the compensation committee of our board of directors approved the grant of stock options to purchase 612,085 shares of our common stock, at an exercise price of $96.45 per share, to members of our management team. These stock option grants were approved subject to and contingent upon approval by our stockholders at our 2015 annual meeting of the Amended and Restated 2009 Plan, to, among other things, increase the shares authorized for issuance thereunder, which approval was obtained in May 2015. One-half of the contingent stock options granted are time-based stock options and one-half are performance-based stock options. The grant date fair value of the contingent stock options is based on a Black-Scholes valuation model based on the fair market value of the stock May 1, 2015, the date of such stockholder approval. We began recording stock-based compensation expense relating to this contingent stock option grant on May 1, 2015.

Restricted Stock Awards

In January 2012, as part of our post-restructuring retention program, we granted an aggregate of 508,928 shares of restricted stock to our retained employees, excluding our chief executive officer and president. These shares of restricted stock were valued at $5.3 million on the grant date and vested in full on the second anniversary of the grant date.

The total fair value of restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014 (measured on the date of vesting) was $0.4 million, $1.2 million and $44.4 million, respectively.

At December 31, 2016 and 2015, there were 20,482 and 19,271 unvested restricted stock units, respectively, excluding in each case performance-based restricted stock units described below. The weighted-average grant date fair value of these unvested restricted stock units was $88.59 and $68.79 per share at December 31, 2016 and 2015, respectively.

Performance-Based Restricted Stock Units

In January 2016, we granted 172,718 shares of performance-based restricted stock units to certain employees, excluding our chief executive officer and president. These performance-based restricted stock units were valued at $16.1 million on the grant date. The vesting of these performance-based restricted stock units is predicated on the launch of our first internally developed product.  As of the grant date and December 31, 2016, we had determined that the performance criteria of these performance-based restricted stock units was not probable. As a result, we had not recorded stock-based compensation expense for these performance-based restricted stock units as of December 31, 2016.

Employee Stock Purchase Plan

In 2004, we adopted the 2004 ESPP with 315,789 shares authorized for issuance. In June 2010, our stockholders approved an amendment to the 2004 ESPP, which increased the shares authorized for issuance from 315,789 shares to 715,789 shares. Under the 2004 ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of our common stock at the beginning or end of the offering period. We issued 53,499, 22,639 and 21,938 shares during the years ended December 31, 2016, 2015 and 2014, respectively, and at December 31, 2016, 130,893 shares were available for issuance under the 2004 ESPP.

The weighted-average fair value of stock purchase rights granted as part of the 2004 ESPP was $24.90, $29.96 and $17.03 per share for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value was estimated using the Black-Scholes option-pricing model. During the three years ended December 31, 2016, we used a weighted-average stock-price volatility of approximately 55%, expected option life assumption of six months and a risk-free interest rate of approximately 0.1%.

10.	INCOME TAXES

The domestic and foreign components of loss before income taxes are as follows, in thousands:

	2016	2015	2014
Domestic	$(350,704)	$(245,681)	$(372,137)
Foreign	(59,404)	(44,392)	(28,467)
Loss before income taxes	$(410,108)	$(290,073)	$(400,604)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. We establish a valuation allowance when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax (liability) asset at December 31, 2016 and 2015 are as follows, in thousands:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$346,965	$253,908
Research and development credits	111,394	61,424
AMT credits	788	788
Foreign tax credits	3,196	3,196
Capitalized research and development and start-up costs	18,138	19,075
Deferred revenue	20,853	17,279
Deferred compensation	51,355	33,397
Intangible assets	14,725	16,181
Partnership interest	1,623	689
Other	7,845	6,508
Total deferred tax assets	576,882	412,445
Deferred tax liabilities:
Intangible assets	—	—
Unrealized gain on available-for-sale securities	(1,524)	(14,947)
Deferred tax asset valuation allowance	(575,358)	(397,498)
Net deferred tax liability	$—	$—

The benefit from income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows, in thousands:

	2016	2015	2014
U.S.:
Current	$—	$—	$—
Deferred	—	—	(40,209)
Total U.S.	—	—	(40,209)
Foreign:
Current	—	—	—
Deferred	—	—	—
Total Foreign	—	—	—
Benefit from income taxes	$—	$—	$(40,209)

Our effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
At U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	3.7	4.0	1.8
Stock-based compensation	(1.4)	(1.1)	(0.2)
Tax credits	11.8	8.0	3.5
Orphan drug credit	(3.5)	(2.0)	(0.6)
Other permanent items	(0.4)	(0.1)	—
Foreign rate differential	(5.1)	(5.4)	(2.5)
In-process research and development	—	—	(19.4)
Tax basis in intangible assets as a result of Sirna transaction	—	—	4.2
Valuation allowance	(40.1)	(38.4)	(11.8)
Effective income tax rate	—%	—%	10.0%

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. We have concluded, in accordance with the applicable accounting standards, that it is more likely than not that we may not realize the benefit of all of our deferred tax assets. Accordingly, we have recorded a valuation allowance against the deferred tax assets that management believes will not be realized. We reevaluate the positive and negative evidence on a quarterly basis. The valuation allowance increased by $177.9 million, $129.1 million and $46.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, due primarily to additional operating losses.

There was no benefit from income taxes recorded during the years ended December 31, 2016 or 2015. A benefit of $40.2 million was recorded during the year December 31, 2014. For the year ended December 31, 2014, we recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income and additional paid-in capital. The benefit of $19.5 million for the year ended December 31, 2014 is due to the recognition of corresponding income tax expense associated with the increase in the value of our investment in Regulus that we carried at fair market value during the same period. In addition, for the year ended December 31, 2014, we recorded a benefit of $20.7 million due to the difference between the fair value of stock and the cash proceeds received from Sanofi Genzyme for the issuance of our common stock calculated at the closing date of the transaction. The corresponding income tax expense has been recorded in other comprehensive income and additional paid-in capital, respectively. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income and additional paid-in capital. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income and additional paid-in capital, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations.

The deferred tax assets above exclude $122.2 million of net operating losses and $30.8 million of federal and state research and development credits related to tax deductions from the exercise of stock options subsequent to the adoption of the 2006 accounting standard on stock-based compensation. This amount represents an excess tax benefit and has not been included in the gross deferred tax assets. On January 1, 2017, we adopted new accounting guidance released in March 2016 that updates the accounting for certain aspects of share-based payments to employees, including the income tax consequences, classification of awards as either equity or liabilities and classification on the consolidated statement of cash flows. On January 1, 2017, the deferred tax assets associated with net operating losses increased by $122.2 million and the deferred tax asset associated with federal and state research credit increased by $30.8 million.  These amounts were offset by a corresponding increase in the valuation allowance.  The adoption of this standard did not impact our consolidated financial statements.

At December 31, 2016, we had federal and state net operating loss carryforwards of $1.16 billion and $1.23 billion, respectively. These amounts will reduce future taxable income that will expire at various dates through 2036. At December 31, 2016, federal and state research and development and investment tax credit carryforwards were $131.8 million and $16.0 million, respectively, and are available to reduce future tax liabilities that expire at various dates through 2036. At December 31, 2016, foreign tax credit carryforwards were $3.2 million and are available to reduce future tax liabilities that expire in 2017. At December 31, 2016, alternative minimum tax credits were $0.8 million and are available to reduce future regular tax liabilities to the extent such regular tax less other non-refundable credits exceeds the tentative minimum tax. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss that can be utilized to offset future taxable income or tax liability. We have performed an analysis of ownership changes through December 31, 2016.  Based on this analysis, we believe that there has not been a change in ownership in accordance with Section 382.

At December 31, 2016, 2015 and 2014, we had no unrecognized tax benefits that, if recognized, would favorably impact our effective income tax rate in future periods.

The tax years 2013 through 2016 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. However, the statute of limitations remains open to the extent we utilize net operating losses or credits from earlier years. We have not recorded any interest and penalties on any unrecognized tax benefits since its inception.

11.	ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2016 and 2015, in thousands:

	At December 31,
	2016	2015
Compensation and related	$13,689	$11,157
Clinical trial and manufacturing	11,756	10,885
Consulting and professional services	2,788	892
Pre-clinical	1,257	899
Other	12,628	4,965
	$42,118	$28,798

12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Revenues	$7,345	$8,709	$13,651	$17,454
Operating expenses	117,373	101,159	120,327	132,887
Net loss	$(102,974)	$(90,129)	$(104,071)	$(112,934)
Net loss per common share — basic and diluted	$(1.21)	$(1.05)	$(1.21)	$(1.32)
Weighted-average common shares — basic and diluted	85,277	85,545	85,716	85,843

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share data)
Revenues	$18,537	$8,685	$6,324	$7,551
Operating expenses	70,759	81,629	84,654	100,063
Net loss	$(50,777)	$(71,783)	$(76,792)	$(90,721)
Net loss per common share — basic and diluted	$(0.62)	$(0.85)	$(0.91)	$(1.07)
Weighted-average common shares — basic and diluted	82,074	84,353	84,633	84,871

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and vice president of finance and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting are included in Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2017.

ALNYLAM PHARMACEUTICALS, INC.

By:	/s/ John M. Maraganore, Ph.D.
John M. Maraganore, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 15, 2017.

Name	Title

/s/ John M. Maraganore, Ph.D.	Director and Chief Executive Officer (Principal Executive Officer)
John M. Maraganore, Ph.D.

/s/ Michael P. Mason	Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)
Michael P. Mason

/s/ Dennis A. Ausiello, M.D.	Director
Dennis A. Ausiello, M.D.

/s/ Michael W. Bonney	Director
Michael W. Bonney

/s/ John K. Clarke	Director
John K. Clarke

/s/ Marsha H. Fanucci	Director
Marsha H. Fanucci

/s/ Steven M. Paul, M.D.	Director
Steven M. Paul, M.D.

/s/ David E. I. Pyott	Director
David E. I. Pyott

/s/ Paul R. Schimmel, Ph.D.	Director
Paul R. Schimmel, Ph.D.

/s/ Amy W. Schulman	Director
Amy W. Schulman

/s/ Phillip A. Sharp, Ph.D.	Director
Phillip A. Sharp, Ph.D.

/s/ Kevin P. Starr	Director
Kevin P. Starr

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1†*

Stock Purchase Agreement dated as of January 10, 2014 by and among the Registrant, Sirna Therapeutics, Inc., Merck Sharp & Dohme Corp., and solely for the purposes of certain specified provisions, Merck & Co., Inc. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

3.1

Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-36407) for the year ended December 31, 2015 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-36407) for the year ended December 31, 2015 and incorporated herein by reference)

4.1	Specimen certificate evidencing shares of common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

10.1**

2002 Employee, Director and Consultant Stock Plan, as amended, together with forms of Incentive Stock Option Agreement, Non-qualified Stock Option Agreement and Restricted Stock Agreement (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

10.2**

2003 Employee, Director and Consultant Stock Plan, as amended, together with forms of Incentive Stock Option Agreement, Non-qualified Stock Option Agreement and Restricted Stock Agreement (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

10.3**

Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014 (File No. 001-36407) for the quarterly period ended June 30, 2014 and incorporated herein by reference)

10.4**

Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014 (File No. 001-36407) for the quarterly period ended June 30, 2014 and incorporated herein by reference)

10.5**

Amended and Restated 2009 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-36407) for the quarterly period ended March 31, 2016 and incorporated herein by reference)

10.6**

Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

10.7**

Forms of Restricted Stock Agreement and Restricted Stock Unit Agreement under Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

10.8**

Form of Director Nonstatutory Stock Option Agreement under Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

10.9**

Form of Nonstatutory Stock Option Agreement for Non-Plan Inducement Grant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2016 (File No. 001-36407) for the quarterly period ended September 30, 2016 and incorporated herein by reference)

10.10**

2004 Employee Stock Purchase Plan, as amended (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2010 (File No. 000-50743) and incorporated herein by reference)

10.11**

Letter Agreement between the Registrant and John M. Maraganore, Ph.D. dated October 30, 2002 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

10.12**

Letter Agreement between the Registrant and Barry E. Greene dated September 29, 2003 (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

Exhibit No.	Exhibit
10.13**

Letter Agreement between the Registrant and David-Alexandre Gros, M.D. dated May 27, 2015 (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on February 12, 2016 (File No. 001-36407) for the year ended December 31, 2015 and incorporated herein by reference)

10.14**#	Letter Agreement between the Registrant and Yvonne L. Greenstreet, MBChB dated August 12, 2016.

10.15**

Consulting Agreement dated as of March 1, 2006 by and between the Registrant and Phillip A. Sharp, Ph.D., as amended (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2013 (File No. 000-50743) for the year ended December 31, 2012 and incorporated herein by reference)

10.16**

Consulting Agreement dated as of April 20, 2012 by and between the Registrant and Dennis A. Ausiello, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 (File No. 000-50743) and incorporated herein by reference)

10.17**

Forms of Director and Officer Indemnification Agreements (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016 (File No. 001-36407) for the quarterly period ended June 30, 2016 and incorporated herein by reference)

10.18

Lease, dated as of September 26, 2003 by and between the Registrant and Three Hundred Third Street LLC (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

10.19

First Amendment to Lease, dated March 16, 2006, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2006 (File No. 000-50743) and incorporated herein by reference)

10.20

Second Amendment to Lease, dated June 26, 2009, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 000-50743) for the quarterly period ended June 30, 2009 and incorporated herein by reference)

10.21

Third Amendment to Lease, dated May 11, 2010, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2010 (File No. 000-50743) for the quarterly period ended June 30, 2010 and incorporated herein by reference)

10.22

Fourth Amendment to Lease, dated November 4, 2011, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on February 13, 2012 (File No. 000-50743) for the year ended December 31, 2011 and incorporated herein by reference)

10.23

Fifth Amendment to Lease, dated March 27, 2014, by and between the Registrant and ARE-MA Region No. 28, LLC (filed as Exhibit 10.5 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on January 9, 2015 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

10.24†

Lease entered into as of February 10, 2012 by and between BMR-Fresh Pond Research Park LLC and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012 (File No. 000-50743) for the quarterly period ended March 31, 2012 and incorporated herein by reference)

10.25

First Amendment to Lease entered into as of August 2, 2016 by and between BMR-Fresh Pond Research Park LLC and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2016 (File No. 001-36407) for the quarterly period ended September 30, 2016 and incorporated herein by reference)

10.26

Lease dated as of March 18, 2015 between RREEF America REIT II CORP. PPP and the Registrant, as amended by First Amendment to Lease dated as of April 16, 2015 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

10.27

Lease dated as of May 5, 2015 between RREEF America REIT II CORP. PPP and the Registrant (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

10.28

Lease entered into as of April 3, 2015 by and between BMR-675 West Kendall Street LLC and the Registrant (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

Exhibit No.	Exhibit
10.29

Purchase and Sale Agreement entered into as of February 10, 2016 by and between 20 Commerce LLC and the Registrant (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-36407) for the quarterly period ended March 31, 2016 and incorporated herein by reference)

10.30†

Co-exclusive License Agreement between Garching Innovation GmbH (now known as Max Planck Innovation GmbH) and Alnylam U.S., Inc. dated December 20, 2002, as amended by Amendment dated July 8, 2003 together with Indemnification Agreement by and between Garching Innovation GmbH (now known as Max Planck Innovation GmbH) and Alnylam Pharmaceuticals, Inc. effective April 1, 2004 (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

10.31†

Co-exclusive License Agreement between Garching Innovation GmbH (now known as Max Planck Innovation GmbH) and Alnylam Europe, AG dated July 30, 2003 (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

10.32†

Agreement between the Registrant, Garching Innovation GmbH (now known as Max Planck Innovation GmbH), Alnylam U.S., Inc. and Alnylam Europe AG dated June 14, 2005 (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2005 (File No. 000-50743) for the quarterly period ended June 30, 2005 and incorporated herein by reference)

10.33

Confidential Settlement Agreement and Mutual Release entered into as of March 14, 2011 by and between Max-Planck-Gesellschaft zur Förderung der Wissenschaften e. V., Max-Planck-Innovation GmbH and the Registrant, on the one hand, and Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology, and the University of Massachusetts, on the other hand (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015 (File No. 001-36407) and incorporated herein by reference)

10.34

Exclusive License Agreement for Tuschl II United States Patents and Patent Applications dated as of March 14, 2011, by and between the Registrant and University of Massachusetts (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015 (File No. 001-36407) and incorporated herein by reference)

10.35

Amendment to Co-Exclusive License Agreement dated as of March 14, 2011, by and between the Registrant, on the one hand, and Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Max-Planck-Innovation GmbH (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 (File No. 000-50743) for the quarterly period ended March 31, 2011 and incorporated herein by reference)

10.36†

License and Collaboration Agreement entered into as of May 27, 2008 by and among Takeda Pharmaceutical Company Limited and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-50743) for the quarterly period ended June 30, 2008 and incorporated herein by reference)

10.37†

Amended and Restated License and Collaboration Agreement, entered into as of January 1, 2009, by and among the Registrant, Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and Regulus Therapeutics Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-50743) for the quarterly period ended March 31, 2009 and incorporated herein by reference)

10.38†

Founding Investor Rights Agreement entered into as of January 1, 2009, by and among Regulus Therapeutics Inc., Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and the Registrant (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-50743) for the quarterly period ended March 31, 2009 and incorporated herein by reference)

10.39†

Sublicense Agreement dated effective January 8, 2007 among the Registrant and INEX Pharmaceuticals Corporation (now Arbutus Biopharma Corporation, as successor in interest) (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2011 (File No. 000-50743) for the year ended December 31, 2010 and incorporated herein by reference)

10.40†

Sponsored Research Agreement dated as of July 27, 2009 by and among the Registrant, The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2011 (File No. 000-50743) and incorporated herein by reference)

10.41†

Supplemental Agreement effective July 27, 2009 by and among the Registrant, Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation), Protiva Biotherapeutics Inc., The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2011 (File No. 000-50743) and incorporated herein by reference)

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

10.44†

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

10.47†

License and Collaboration Agreement dated as of February 3, 2013 by and among The Medicines Company and the Registrant (filed as Exhibit 10.2 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 26, 2013 (File No. 000-50743) for the quarterly period ended March 31, 2013 and incorporated herein by reference)

10.48

Stock Purchase Agreement dated as of January 11, 2014 by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

10.49†

Investor Agreement dated as of February 27, 2014 by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation) (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

10.50†

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

10.51†

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

10.52†

Second Amended and Restated Strategic Collaboration and License Agreement dated January 8, 2015 between Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015 (File No. 001-36407) for the quarterly period ended March 31, 2015 and incorporated herein by reference)

10.53†

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

10.54†

Amended and Restated Development and Manufacturing Services Agreement effective as of July 6, 2015 by and between the Registrant and Agilent Technologies, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)

Exhibit No.	Exhibit
10.55

Credit Agreement dated as of April 29, 2016 among Alnylam U.S., Inc., the Registrant and Bank of America N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016 (File No. 001-36407) for the quarterly period ended June 30, 2016 and incorporated herein by reference)

10.56

Credit Agreement dated as of April 29, 2016 among Alnylam U.S., Inc., the Registrant and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016 (File No. 001-36407) for the quarterly period ended June 30, 2016 and incorporated herein by reference)

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

101#

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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