Form 10-Q
period 2017-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2017-05-05
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

At April 28, 2017, the registrant had 86,190,192 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$171,079	$193,617
Marketable securities	385,843	424,185
Investment in equity securities of Regulus Therapeutics Inc.	2,682	8,997
Billed and unbilled collaboration receivables	19,457	23,334
Prepaid expenses and other current assets	18,127	21,744
Total current assets	597,188	671,877
Marketable securities	255,305	324,799
Property, plant and equipment, net	129,962	114,572
Restricted investments	150,000	150,000
Other assets	1,471	1,562
Total assets	$1,133,926	$1,262,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,371	$54,465
Accrued expenses	31,842	42,118
Deferred rent	1,818	1,576
Deferred revenue	36,755	33,540
Total current liabilities	95,786	131,699
Deferred rent, net of current portion	8,006	8,431
Deferred revenue, net of current portion	46,049	49,392
Long-term debt	150,000	150,000
Other liabilities	3,184	3,067
Total liabilities	303,025	342,589
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 86,068,086 shares issued and outstanding at March 31, 2017; 85,941,344 shares issued and outstanding at December 31, 2016	861	859
Additional paid-in capital	2,627,969	2,609,614
Accumulated other comprehensive loss	(33,828)	(33,441)
Accumulated deficit	(1,764,101)	(1,656,811)
Total stockholders’ equity	830,901	920,221
Total liabilities and stockholders’ equity	$1,133,926	$1,262,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues from collaborators	$18,960	$7,345
Operating expenses:
Research and development (1)	86,984	96,273
General and administrative (1)	38,487	21,100
Total operating expenses	125,471	117,373
Loss from operations	(106,511)	(110,028)
Other income (expense):
Interest income	2,128	1,813
Other (expense) income	(2,907)	5,241
Total other (expense) income	(779)	7,054
Net loss	$(107,290)	$(102,974)
Net loss per common share - basic and diluted	$(1.25)	$(1.21)
Weighted-average common shares used to compute basic and diluted net loss per common share	86,027	85,277
Comprehensive loss:
Net loss	$(107,290)	$(102,974)
Unrealized loss on marketable securities, net of tax	(1,936)	(8,224)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	1,549	(5,156)
Comprehensive loss	$(107,677)	$(116,354)

(1)	Non-cash stock-based compensation expenses included in operating expenses are as follows:

Research and development	$8,691	$14,356
General and administrative	7,026	9,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(107,290)	$(102,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	4,601
Non-cash stock-based compensation	15,717	23,480
Charge for 401(k) company stock match	551	331
Realized loss (gain) on sale of marketable equity securities	1,549	(5,156)
Other	608	—
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	3,877	(516)
Prepaid expenses and other assets	3,708	(2,010)
Accounts payable	(11,067)	347
Accrued expenses and other	(10,855)	(4,305)
Deferred revenue	(128)	2,579
Net cash used in operating activities	(100,330)	(83,623)
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,152)	(2,759)
Purchases of marketable securities	(86,803)	(164,561)
Sales and maturities of marketable securities	198,031	294,317
Deposit for manufacturing facility	—	(9,057)
Net cash provided by investing activities	75,076	117,940
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	2,769	1,824
Proceeds from issuance of common stock to Sanofi Genzyme	—	14,301
Payments for repurchase of common stock for employee tax withholding	(53)	(59)
Net cash provided by financing activities	2,716	16,066
Net (decrease) increase in cash and cash equivalents	(22,538)	50,383
Cash and cash equivalents, beginning of period	193,617	180,895
Cash and cash equivalents, end of period	$171,079	$231,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2016, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 15, 2017. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.  The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

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

Liquidity

Based on our current operating plan, we believe that our cash, cash equivalents and fixed income marketable securities at March 31, 2017, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At March 31,
	2017	2016
Options to purchase common stock	12,048	10,183
Unvested restricted common stock	163	185
	12,211	10,368

Equity

Total stockholders’ equity at March 31, 2017 decreased $89.3 million compared to December 31, 2016. This decrease was related primarily to our net loss, partially offset during the three months ended March 31, 2017 by increases to additional paid-in capital due to stock-based compensation.

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At March 31, 2017, the balance in our accumulated other comprehensive loss was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We recognized $1.5 million of realized losses and $5.2 million of realized gains from sales of our Regulus available-for-sale securities as other income (expense) in our condensed consolidated statements of comprehensive loss during the three months ended March 31, 2017 and 2016, respectively. If any adjustment to arrive at fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, record a charge to our condensed consolidated statements of comprehensive loss. We did not record any impairment charges related to our fixed income marketable securities during the three months ended March 31, 2017 or 2016. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of commercial paper, corporate notes and money market funds.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. In March 2016, the FASB issued amendments to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued amendments to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations. In May 2016, the FASB issued amendments related to collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and transition. The standard allows for adoption using a full retrospective method or a modified retrospective method. We are currently evaluating the method of our adoption as well as the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued guidance that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of deferring the income tax effects. The new standard will be effective for us on a modified retrospective basis on January 1, 2018. We are currently evaluating the expected impact that this standard could have on our condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued guidance that requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard will be effective for us on January 1, 2018 using a retrospective transition method to each period presented. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our condensed consolidated financial statements and related disclosures.

In March 2017, the FASB issued guidance that amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date.  The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our condensed consolidated financial statements and related disclosures.

2. COLLABORATION AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2017	2016
Sanofi Genzyme	$12,277	$4,415
The Medicines Company	6,364	2,657
Other	319	273
Total net revenues from collaborators	$18,960	$7,345

Product Alliances

Sanofi Genzyme Collaboration

In January 2014, we entered into a global, strategic collaboration with Sanofi Genzyme, the specialty care global business unit of Sanofi, to discover, develop and commercialize RNA interference, or RNAi, therapeutics as Genetic Medicines to treat orphan diseases. The 2014 Sanofi Genzyme collaboration superseded and replaced the previous collaboration between us and Sanofi Genzyme entered into in October 2012 to develop and commercialize RNAi therapeutics targeting transthyretin, or TTR, for the treatment of hereditary ATTR amyloidosis, including patisiran and revusiran, in Japan and the Asia-Pacific region.

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

•

Global license terms and programs — Upon opt-in, Sanofi Genzyme will obtain a worldwide license to develop and commercialize the product. Sanofi Genzyme had the right to elect a global license for givosiran, but instead elected a license to co-develop and co-commercialize fitusiran, as described above. Sanofi Genzyme continues to have one right to a global license through 2019, subject to limited extension, for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. Sanofi Genzyme shall be responsible for one hundred percent of global development costs. Sanofi Genzyme will be required to make payments totaling up to $200.0 million per global product, including up to $60.0 million in development milestones and $140.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each global product based on annual net sales, if any, of each global product by Sanofi Genzyme, its affiliates and sublicensees.

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

In each instance, the purchase by Sanofi Genzyme described above allowed Sanofi Genzyme to maintain its ownership level of our common stock of approximately 12 percent.

We determined that the deliverables for the programs on which Sanofi Genzyme was collaborating with us upon initiation of the 2014 Sanofi Genzyme collaboration included the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Sanofi Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Sanofi Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the 2014 Sanofi Genzyme collaboration, the last deliverables for patisiran and revusiran were expected to be completed within approximately six years from the closing date of the transaction and the last deliverables for fitusiran are expected to be completed within approximately five years from the date Sanofi Genzyme elected to opt into our fitusiran clinical development program under the regional license terms. Our estimate regarding the performance period under the 2014 Sanofi Genzyme collaboration related to the license to our patisiran and revusiran clinical programs was adjusted in October 2016 due to our decision to discontinue development of revusiran. As a result, with respect to these programs, we currently expect the last deliverables to be completed within approximately five years from the closing date of the transaction.

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

The following table presents information related to the 2014 Sanofi Genzyme collaboration, in thousands:

Excess of fair value of our common stock issued to Sanofi Genzyme in February 2014	$(51,450)
Deferred revenue remaining under the 2012 Sanofi Genzyme agreement upon execution of the 2014 Sanofi Genzyme collaboration	33,500
Milestone payment received:
Year-ended December 31, 2014	25,000
Expense reimbursement from Sanofi Genzyme:
Year-ended December 31, 2015	33,949
Year-ended December 31, 2016	54,337
Quarter-ended March 31, 2017	13,012
Total consideration at March 31, 2017	$108,348

Cumulative revenue recognized at March 31, 2017	$55,666
Deferred revenue at March 31, 2017	$52,682

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$4,990	$—	$4,990	$—
Corporate notes	625	—	625	—
Money market funds	88,835	88,835	—	—
Marketable securities (fixed income):
Certificates of deposit	16,900	—	16,900	—
Commercial paper	92,791	—	92,791	—
Corporate notes	210,119	—	210,119	—
U.S. government-sponsored enterprise securities	281,359	—	281,359	—
U.S. treasury securities	39,979	—	39,979	—
Marketable securities (Regulus equity holdings)	2,682	2,682	—	—
Restricted cash (money market funds)	1,471	1,471	—	—
Total	$739,751	$92,988	$646,763	$—

Description	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$17,199	$—	$17,199	$—
Money market funds	151,479	151,479	—	—
Marketable securities (fixed income):
Certificates of deposit	17,999	—	17,999	—
Commercial paper	59,340	—	59,340	—
Corporate notes	333,872	—	333,872	—
U.S. government-sponsored enterprise securities	297,773	—	297,773	—
U.S. treasury securities	40,000	—	40,000	—
Marketable securities (Regulus equity holdings)	8,997	8,997	—	—
Restricted cash (money market funds)	1,471	1,471	—	—
Total	$928,130	$161,947	$766,183	$—

During the three months ended March 31, 2017, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt at March 31, 2017, computed pursuant to a discounted cash flow technique using a market interest rate, was $150.2 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

4. MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at March 31, 2017 and 2016, and for the activity recorded for the three months ended March 31, 2017 and 2016, in thousands:

Description	At December 31, 2016	Sales of Regulus Shares During Three Months Ended March 31, 2017	All Other Activity During Three Months Ended March 31, 2017	Balance at March 31, 2017
Carrying value	$8,093	$(4,803)	$(608)	$2,682
Accumulated other comprehensive income (loss), before tax	904	1,549	(2,453)	—
Investment in equity securities of Regulus, as reported	$8,997	$(3,254)	$(3,061)	$2,682
Accumulated other comprehensive income (loss), before tax	$904	$1,549	$(2,453)	$—
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$(31,888)	$1,549	$(2,453)	$(32,792)

Description	At December 31, 2015	Sales of Regulus Shares During Three Months Ended March 31, 2016	All Other Activity During Three Months Ended March 31, 2016	Balance at March 31, 2016
Carrying value	$11,935	$(2,024)	$—	$9,911
Accumulated other comprehensive income (loss), before tax	39,484	(5,156)	(10,305)	24,023
Investment in equity securities of Regulus, as reported	$51,419	$(7,180)	$(10,305)	$33,934
Accumulated other comprehensive income (loss), before tax	$39,484	$(5,156)	$(10,305)	$24,023
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$6,692	$(5,156)	$(10,305)	$(8,769)

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at March 31, 2017 and December 31, 2016, in thousands:

	At March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$16,900	$—	$—	$16,900
Commercial paper	92,791	—	—	92,791
Corporate notes	210,363	42	(286)	210,119
U.S. government-sponsored enterprise securities	282,117	—	(758)	281,359
U.S. treasury securities	40,013	—	(34)	39,979
Total	$642,184	$42	$(1,078)	$641,148

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$17,999	$—	$—	$17,999
Commercial paper	59,340	—	—	59,340
Corporate notes	334,266	47	(441)	333,872
U.S. government-sponsored enterprise securities	298,910	9	(1,146)	297,773
U.S. treasury securities	40,022	1	(23)	40,000
Total	$750,537	$57	$(1,610)	$748,984

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at March 31, 2017, in thousands:

	At March 31, 2017
	Amortized Cost	Fair Value
Less than one year	$386,115	$385,843
Greater than one year but less than two years	256,069	255,305
Total	$642,184	$641,148

5. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

In February 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts. We completed the purchase and closed this transaction on April 4, 2016. We are constructing a manufacturing facility at this site for drug substance, including small interfering RNAs, or siRNAs, and siRNA conjugates, for clinical and commercial use. At March 31, 2017 and December 31, 2016, property, plant and equipment, net, on our condensed consolidated balance sheets reflects $88.6 million and $73.2 million, respectively, of land and associated costs related to the construction of our drug substance manufacturing facility.

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

The BOA Credit Agreement and the Wells Credit Agreement provide for a $120.0 million and a $30.0 million term loan facility, respectively, and mature on April 29, 2021. The proceeds of the borrowing under each of the BOA Credit Agreement and the Wells Credit Agreement are to be used for working capital and general corporate purposes. Interest on borrowings under the Credit Agreements is calculated based on LIBOR plus 0.45 percent, except in the event of default. The borrower may prepay loans under each of the BOA Credit Agreement and the Wells Credit Agreement at any time, without premium or penalty, subject to certain notice requirements and LIBOR breakage costs.

The obligations of the borrower under each Credit Agreement are guaranteed by us. The obligations of the borrower and us under each Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under such Credit Agreement at such time. At each of March 31, 2017 and December 31, 2016, we have recorded $150.0 million of cash collateral in connection with the Credit Agreements as restricted investments on our condensed consolidated balance sheets.

Each Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants, including quarterly reporting obligations, as well as certain customary events of default.

During the three months ended March 31, 2017, we recorded $0.4 million of interest expense related to the Credit Agreements that is reflected in other income (expense) on our condensed consolidated statements of comprehensive loss.

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

On October 28, 2015, Utah filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, or the CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015, we filed a notice of appeal of this ruling with the CAFC. Oral arguments on our appeal were heard at the CAFC on January 12, 2017.  On March 23, 2017, the CAFC denied our appeal and we have decided not to appeal this ruling any further.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain GalNAc conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. We and Dicerna agreed to a protective order, which was entered by the Court on November 12, 2015. Discovery is ongoing and we now expect fact discovery to close in June 2017.

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

Specifically, our broad pipeline of investigational RNAi therapeutics is focused in three Strategic Therapeutic Areas, or “STArs:” Genetic Medicines, with multiple product candidates for the treatment of rare diseases; Cardio-Metabolic Diseases, with product candidates directed toward genetically validated, liver-expressed disease targets for unmet needs in cardiovascular and metabolic diseases; and Hepatic Infectious Diseases, with product candidates designed to address the major global health challenges of hepatic infectious diseases, beginning with hepatitis B and hepatitis D viral infections. We are focused on advancement of our Alnylam 2020 strategy for the development and commercialization of RNAi therapeutics as a potential new class of innovative medicines. Specifically, our goal is to achieve, by the end of 2020, a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs. Our most advanced investigational RNAi therapeutic in development, patisiran, targets the transthyretin, or TTR, gene for the treatment of patients with polyneuropathy due to hereditary TTR-mediated amyloidosis, or hATTR amyloidosis. We expect to report top-line data from our ongoing APOLLO Phase 3 study of patisiran in mid-2017. Assuming that the APOLLO data are positive, we plan to submit our first new drug application, or NDA, and marketing authorization application, or MAA, for patisiran by the end of 2017. We expect to advance additional investigational RNAi therapeutics into Phase 3 development during 2017, including fitusiran, for the treatment of hemophilia and rare bleeding disorders, and givosiran, for the treatment of acute hepatic porphyrias.

Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Sanofi Genzyme, the specialty care global business unit of Sanofi, and The Medicines Company, or MDCO.  We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At March 31, 2017, we had an accumulated deficit of $1.76 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including European operations, the construction of our drug substance manufacturing facility, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have multiple clinical development programs, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. A substantial portion of our total net revenues in recent years has been derived from collaboration revenues from strategic alliances with Takeda, Monsanto, Sanofi Genzyme and MDCO. We expect our sources of potential funding for the next several years to be derived primarily from existing and new strategic alliances, which may include license and other fees, funded research and development and milestone payments, and proceeds from the sale of equity or debt.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of product development programs.

The following is a summary of our product development programs as of April 30, 2017, that identifies those programs in which we have achieved human proof of concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, the development stage of our programs and our commercial rights to such programs:

During the first quarter of 2017 and recent period, we reported the following updates from our late-stage clinical programs:

•

We continued to advance patisiran, presenting final 24-month data from our Phase 2 open-label extension, or OLE, study in April 2017.  We expect to report top-line results from our APOLLO Phase 3 clinical study of patisiran in mid-2017.

•	We continued to advance fitusiran, presenting positive new data from our Phase 1 clinical trial in February 2017.
•

We continued to advance givosiran in an ongoing Phase 1 clinical trial and announced in March 2017 that the European Medicines Agency, or EMA, has granted access to its Priority Medicines, or PRIME, scheme for givosiran. The purpose of the PRIME initiative is to bring treatments to patients faster by enhancing the EMA's support for the development of medicines for diseases where there is an unmet medical need and where early clinical data show potential to benefit patients.
•	Our partner, MDCO, announced positive final results from its ORION-1 Phase 2 clinical study of inclisiran, an investigational RNAi therapeutic for the treatment of hypercholesterolemia, in March 2017.
o

MDCO also initiated its ORION-2 study of inclisiran in patients with Homozygous Familial Hypercholesterolemia, as well as its ORION-3 study, a Phase 2 open-label cross-over extension study for patients completing the ORION-1 study.

o	In addition, we and MDCO announced agreement with the United States Food and Drug Administration, or FDA, on the Phase 3 clinical program for inclisiran.

There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. For example, in October 2016, we announced the discontinuation of our revusiran clinical development program due to safety concerns. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate.

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

Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products in the rest of the world, referred to as the Sanofi Genzyme Territory, subject to certain broader rights. In the case of patisiran, we are advancing the product in the United States, Canada and Western Europe, while Sanofi Genzyme will advance the product in the Sanofi Genzyme Territory. In the case of fitusiran, Sanofi Genzyme has elected to opt in to co-develop and co-commercialize fitusiran in the United States, Canada and Western Europe, in addition to developing and commercializing fitusiran in the Sanofi Genzyme Territory. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, while retaining significant product development and commercialization rights. We currently have a global alliance with MDCO for the development and commercialization of our inclisiran program.

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

We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. Our intellectual property estate for RNAi therapeutics includes over 3,400 active cases and over 1,400 granted or issued patents, of which over 500 are issued or granted in the United States, the European Union, or EU, including by the European Patent Office, or EPO, and Japan. We continue to seek to grow our portfolio through the creation of new technology in this field.  In addition, we are very active in our evaluation of third-party technologies.

Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on February 15, 2017.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2017	2016
Net revenues from collaborators	$18,960	$7,345
Operating expenses	125,471	117,373
Loss from operations	(106,511)	(110,028)
Net loss	$(107,290)	$(102,974)

Discussion of Results of Operations

Net revenues from collaborators

We generate revenues through research and development collaborations.  The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended March 31,
Description	2017	2016	Dollar Change
Sanofi Genzyme	$12,277	$4,415	$7,862
MDCO	6,364	2,657	3,707
Other	319	273	46
Total net revenues from collaborators	$18,960	$7,345	$11,615

Net revenues from collaborators increased during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due primarily to services performed by us in connection with our clinical development programs for which Sanofi Genzyme has opted-in. In addition, net revenues from collaborators increased during the first quarter of 2017 due to additional reimbursable activities under our MDCO agreement.

We expect net revenues from collaborators to continue to increase on a quarterly basis during the remainder of 2017 due primarily to an expected growth in revenues from Sanofi Genzyme related to increased reimbursement, as well as the potential receipt of milestone payments under our agreements with Sanofi Genzyme and MDCO. The receipt and timing of any milestone payments will be dependent on the progress of our and MDCO’s clinical development programs.

We had $82.8 million and $82.9 million of deferred revenue at March 31, 2017 and December 31, 2016, respectively, which consists primarily of payments we have received from collaborators, including Sanofi Genzyme, MDCO, Kyowa Hakko Kirin Co., Ltd. and Monsanto Company, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands:

	Three Months Ended March 31,	% of Total Operating	Three Months Ended March 31,	% of Total Operating	Dollar
Description	2017	Expenses	2016	Expenses	Change
Research and development	$86,984	69%	$96,273	82%	$(9,289)
General and administrative	38,487	31%	21,100	18%	17,387
Total operating expenses	$125,471	100%	$117,373	100%	$8,098

Research and development.  The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands:

	Three Months Ended March 31,	% of Expense	Three Months Ended March 31,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
Research and development
Compensation and related	$22,623	26%	$21,070	22%	$1,553
Manufacturing	18,075	21%	15,387	16%	2,688
Clinical trial	17,563	20%	20,257	21%	(2,694)
Non-cash stock-based compensation	8,691	10%	14,356	15%	(5,665)
External services	7,844	9%	12,992	13%	(5,148)
Facilities-related	7,658	9%	7,049	7%	609
Lab supplies and materials	2,146	2%	1,834	2%	312
Other	2,384	3%	3,328	4%	(944)
Total research and development expenses	$86,984	100%	$96,273	100%	$(9,289)

Research and development expenses decreased during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due in part to a decrease in non-cash stock-based compensation expense resulting from the vesting of certain performance-based stock option awards during the first quarter of 2016 upon completion of enrollment in our APOLLO Phase 3 clinical trial for patisiran.  In addition, external services expenses decreased due to reduced pre-clinical activities. Clinical trial expenses also decreased as a result of our decision in October 2016 to discontinue development of revusiran.  These decreases were partially offset by an increase in manufacturing expenses related to our late-stage clinical trials.

We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses will remain relatively consistent with the first quarter during the remainder of 2017 as we continue to develop our pipeline and advance our product candidates into later-stage development, but expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs and non-cash stock-based compensation expenses due to the potential vesting of performance-based awards.

A significant portion of our research and development costs are not tracked by project as they benefit multiple projects or our technology platform. However, certain of our collaboration agreements contain cost-sharing arrangements pursuant to which certain costs incurred under the project are reimbursed. Costs reimbursed under these agreements typically include certain direct external costs and a negotiated full-time equivalent labor rate for the actual time worked on the project. As a result, although a significant portion of our research and development expenses are not tracked on a project-by-project basis, we do track direct external costs attributable to, and the actual time our employees worked on, our collaborations.

General and administrative.  The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands:

	Three Months Ended March 31,	% of Expense	Three Months Ended March 31,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
General and administrative
Compensation and related	$13,245	34%	$4,401	21%	$8,844
Consulting and professional services	13,132	34%	5,172	24%	7,960
Non-cash stock-based compensation	7,026	18%	9,124	43%	(2,098)
Facilities-related	2,213	6%	1,018	5%	1,195
Other	2,871	8%	1,385	7%	1,486
Total general and administrative expenses	$38,487	100%	$21,100	100%	$17,387

General and administrative expenses increased during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due primarily to an increase in commercial and medical affairs headcount to support corporate growth and to prepare for the potential launch of our first commercial product.

We expect that general and administrative expenses will increase on a quarterly basis during the remainder of 2017 as we continue to grow our operations, including the anticipated build-out of our commercial infrastructure, but expect that non-cash stock-based compensation expenses will be variable due to the potential vesting of performance-based awards.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2017	2016
Net loss	$(107,290)	$(102,974)
Adjustments to reconcile net loss to net cash used in operating activities	21,425	23,256
Changes in operating assets and liabilities	(14,465)	(3,905)
Net cash used in operating activities	(100,330)	(83,623)
Net cash provided by investing activities	75,076	117,940
Net cash provided by financing activities	2,716	16,066
Net (decrease) increase in cash and cash equivalents	(22,538)	50,383
Cash and cash equivalents, beginning of period	193,617	180,895
Cash and cash equivalents, end of period	$171,079	$231,278

Since we commenced operations in 2002, we have generated significant losses. At March 31, 2017, we had an accumulated deficit of $1.76 billion. At March 31, 2017, we had cash, cash equivalents and fixed income marketable securities of $812.2 million, compared to $942.6 million at December 31, 2016, in each case excluding the $150.0 million of restricted investments related to our term loan agreements with Bank of America N.A., or BOA, and Wells Fargo Bank, National Association, or Wells, and our investment in equity securities of Regulus.

Sanofi Genzyme has certain rights to purchase additional shares from us under our investor agreement, including the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 205,030 shares of our common stock on February 1, 2016 for $14.3 million. This purchase allowed Sanofi Genzyme to maintain its ownership level of our outstanding common stock of approximately 12 percent. In January 2017, Sanofi Genzyme elected not to exercise its compensation-related right for 2016.

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, certificates of deposit and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the three months ended March 31, 2017 or 2016.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments have historically included stock-based compensation, intraperiod tax allocation, and depreciation and amortization.

We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to execute on our Alnylam 2020 strategy through the advancement of our research, development, pre-commercial and potentially commercial initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research, development and commercialization efforts.

The increase in net cash used in operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to reductions in our operating assets and liabilities largely as a result of accounts payable and accrued expenses.

Investing activities

For the three months ended March 31, 2017 and 2016, net cash provided by investing activities was due primarily to activity related to our fixed income marketable securities in accordance with management of our liquidity needs. For the three months ended March 31, 2017, there were purchases of property, plant and equipment of $36.2 million primarily in connection with our construction of our drug substance manufacturing facility.

Financing activities

For the three months ended March 31, 2017, net cash of $2.7 million provided by financing activities was due primarily to the issuance of common stock in connection with stock option exercises.  For the three months ended March 31, 2016, net cash of $16.1 million provided by financing activities was due primarily to proceeds of $14.3 million received from our issuance of common stock to Sanofi Genzyme in February 2016.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our contractual obligations and commitments since December 31, 2016.

Recent Accounting Pronouncements

Please read Note 1 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2017, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $2.2 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the three months ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and vice president of finance and treasurer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and vice president of finance and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of material pending legal proceedings, please read Note 5, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

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

We have experienced significant operating losses since our inception. At March 31, 2017, we had an accumulated deficit of $1.76 billion. To date, we have not received regulatory approval to market or sell any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues until at the earliest 2018, assuming we receive marketing approval for patisiran. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

At March 31, 2017, we had $812.2 million in cash, cash equivalents and fixed income marketable securities, excluding our investment in equity securities of Regulus and the $150.0 million of restricted investments related to the term loan agreements with BOA and Wells. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research, development and/or commercialization of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop expanded sales and marketing capabilities outside of the United States and EU, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Arbutus Biopharma Corporation, or ABC (formerly Tekmira Pharmaceuticals Corporation) and Protiva Biotherapeutics, Inc., a wholly owned subsidiary of ABC, and together with ABC, referred to as Arbutus, filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Arbutus regarding the achievement by Arbutus of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015. In March 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. The grounds on which Arbutus could appeal this ruling were limited and Arbutus did not appeal by the deadline.

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

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our contract research organizations are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our contract research organizations fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and, with the exception of patisiran, the finished product we will require for any clinical trials that we initiate and to support the commercial launch of our first several products. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of contract manufacturing organizations, or CMOs, for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing agreement with Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CMO’s facility and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are  developing our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

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

The manufacturing process for any products that we may develop is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs and the needs of our collaborators, who we have, in some instances, the obligation to supply. If we are unable to obtain or maintain CMOs for these product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties, including Agilent, to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of Agilent or any other CMO to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could adversely affect our business in a number of ways, including:

•	we or our current or future collaborators may not be able to initiate or continue clinical trials of product candidates that are under development;
•	we or our current or future collaborators may be delayed in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;
•	we may lose the cooperation of our collaborators;
•	our facilities and those of our CMOs, and our products could be the subject of inspections by regulatory authorities that could have a negative outcome and result in delays in supply;

•	we may be required to cease distribution or recall some or all batches of our products or take action to recover clinical trial material from clinical trial sites; and
•	ultimately, we may not be able to meet commercial demands for our products.

If any CMO with whom we contract, including Agilent, fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or product candidates.

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

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations in the United States and continue to build operations in the EU and eventually other territories. As noted above, we grew our workforce significantly during 2016 and anticipate continuing to hire additional employees, including employees in the EU, as we focus on achieving our Alnylam 2020 strategy. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our operations in the United States and the EU. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities in the United States and the EU or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, as noted above, in October 2016, we made the decision to discontinue our revusiran program. Following reports in the revusiran Phase 2 OLE study of new onset or worsening peripheral neuropathy, the revusiran ENDEAVOUR Phase 3 study DMC assembled in early October 2016 at our request to review these reports and ENDEAVOUR safety data on an unblinded basis. The DMC did not find conclusive evidence for a drug-related neuropathy signal in the ENDEAVOUR trial, but informed us that the benefit-risk profile for revusiran no longer supported continued dosing. We subsequently reviewed unblinded ENDEAVOUR data which revealed an imbalance of mortality in the revusiran arm as compared to placebo. We had previously reported, in July 2016, preliminary data from our revusiran Phase 2 OLE study for 12 patients who had reached the 12-month endpoint as of the data transfer date of May 26, 2016. Serious adverse events, or SAEs, were observed in 14 patients, one of which, a case of lactic acidosis, was deemed possibly related to the study drug and the patient discontinued treatment. There were a total of seven deaths reported at that time in the revusiran OLE study, all of which were unrelated to study drug.  The majority of the adverse events, or AEs, were mild or moderate in severity; injection site reactions, or ISRs, were reported in 12 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of May 26, 2016. In our patisiran Phase 2 OLE study in patients with polyneuropathy due to hATTR amyloidosis, based on preliminary 24-month data reported from 27 patients as of the data cutoff on May 12, 2016, the most common drug-related or possibly drug-related AEs were flushing and infusion-related reactions, all of which were all mild in severity and did not result in any discontinuations. There were nine reports of SAEs in six patients, all of which were unrelated to study drug, including one discontinuation for gastroesophageal cancer at approximately 20 months in a patient who subsequently died and one death due to myocardial infarction in a 79 year-old patient who died after having completed the full 24 months of treatment. As noted above, the patisiran APOLLO Phase 3 study DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial without modification. In addition, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. As demonstrated by the recent discontinuation of our revusiran program, the occurrence of AEs can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

Assuming the data from our APOLLO Phase 3 clinical trial is positive, we expect to file our first NDA and MAA for patisiran at the end of 2017.  Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from patisiran or any product candidate for which we may seek approval in the future. Furthermore, any regulatory approval to market patisiran or any other product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we could be required to adopt a similar plan, known as a risk management plan, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

The CMO and manufacturing facilities we use to make our product candidates, including our Cambridge facility, our future Norton facility, and Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. To date, our Cambridge manufacturing facility has not been subject to an inspection by any regulatory authority. The discovery of any new or previously unknown problems with us or our CMOs, or our or their manufacturing processes or facilities, may result in restrictions on the drug or CMO or facility, including withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for Phase 3 clinical and commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we have commenced construction of a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the CMO for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

If we or our collaborators, CMOs or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we may seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

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

If we or our collaborators, CMOs or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

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

•

the U.S. federal Open Payments requirements were implemented by The Centers for Medicare and Medicaid Services, or CMS, pursuant to the Patient Protection and Affordable Care Act, also referred to as the Affordable Care Act or PPACA. Under the Open Payments Program, manufacturers of medical devices, medical supplies, biological products and drugs covered by Medicare, Medicaid and the Children’s Health Insurance Programs report all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals; and
•

state and foreign laws comparable to each of the above federal laws, including in the EU laws prohibiting giving healthcare professionals any gift or benefit in kind as an inducement to prescribe our products, national transparency laws requiring the public disclosure of payments made to healthcare professionals and institutions, and data privacy laws, in addition to  anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to government reimbursement programs, patient data privacy and security.

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

If we or our collaborators, CMOs or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

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

Moreover, federal, state or foreign laws or regulations are subject to change, and while we, our collaborators, CMOs and/or service providers currently may be compliant, that could change due to changes in interpretation, prevailing industry standards or the legal structure.

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Cancer Research Technology Limited, Ionis Pharmaceuticals, Inc., or Ionis (formerly Isis Pharmaceuticals, Inc.), the Massachusetts Institute of Technology, or MIT, the Whitehead Institute for Biomedical Research, or Whitehead, Max Planck Innovation and Arbutus. We also intend to enter into additional licenses to third-party intellectual property in the future.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, The University of Utah, or Utah, filed a complaint in the United States District Court for the District of Massachusetts, or the MA District Court, against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah is the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah was seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, in September 2015, the MA District Court granted our motions for summary judgment, finding that there was no collaboration between Dr. Bass and Dr. Tuschl, which is a pre-requisite for co-inventorship, and dismissing Utah’s state law damages claims as well. On October 28, 2015, Utah filed a notice of appeal from this ruling to the United States Court of Appeals for the Federal Circuit, or CAFC. On December 18, 2015, the CAFC entered an order dismissing Utah’s appeal following a joint motion filed by us and Utah seeking dismissal of the appeal with prejudice. This disposed of Utah’s inventorship claims and its state law claims for damages. On October 14, 2015, we filed a motion with the MA District Court seeking reimbursement of costs and fees associated with defending this action in the amount of approximately $8.0 million. On November 30, 2015, the MA District Court denied our motion and on December 15, 2015 we filed a notice of appeal of this ruling with the CAFC. Oral arguments were heard on January 12, 2017. On March 23, 2017, the CAFC denied our appeal and we have decided not to appeal this ruling any further.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of multiple companies that are working in the field of RNAi. In addition, we granted licenses or options for licenses to Ionis (formerly Isis), Benitec Ltd., Arrowhead Research Corporation, or Arrowhead, and its subsidiary, Calando Pharmaceuticals, Inc., Arbutus, Quark Pharmaceuticals, Inc., Sylentis S.A. and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than us.

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of F. Hoffmann-La Roche Ltd, and Takeda Pharmaceutical Company Limited have obtained non-exclusive licenses, and Arrowhead, as the assignee of Novartis Pharma AG, has obtained specific exclusive licenses for 30 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target messenger RNAs, or mRNAs, in order to suppress the activity of specific genes. Ionis (formerly Isis) is currently marketing an antisense drug and has several antisense product candidates in clinical trials, including one for the treatment of hATTR amyloidosis. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: May 5, 2017	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	/s/ Michael P. Mason
Michael P. Mason
Vice President of Finance and Treasurer
(Principal Financial and Accounting Officer)