Form 10-Q
period 2017-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2017-08-09
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At July 31, 2017, the registrant had 91,733,369 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$408,671	$193,617
Marketable securities	514,600	424,185
Investment in equity securities of Regulus Therapeutics Inc.	—	8,997
Billed and unbilled collaboration receivables	15,405	23,334
Prepaid expenses and other current assets	22,033	21,744
Total current assets	960,709	671,877
Marketable securities	174,570	324,799
Property, plant and equipment, net	147,533	114,572
Restricted investments	150,000	150,000
Other assets	1,471	1,562
Total assets	$1,434,283	$1,262,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,170	$54,465
Accrued expenses	43,820	42,118
Deferred rent	1,942	1,576
Deferred revenue	39,794	33,540
Total current liabilities	108,726	131,699
Deferred rent, net of current portion	7,697	8,431
Deferred revenue, net of current portion	42,079	49,392
Long-term debt	150,000	150,000
Other liabilities	2,815	3,067
Total liabilities	311,317	342,589
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 91,701,397 shares issued and outstanding at June 30, 2017; 85,941,344 shares issued and outstanding at December 31, 2016	917	859
Additional paid-in capital	3,038,529	2,609,614
Accumulated other comprehensive loss	(33,959)	(33,441)
Accumulated deficit	(1,882,521)	(1,656,811)
Total stockholders’ equity	1,122,966	920,221
Total liabilities and stockholders’ equity	$1,434,283	$1,262,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues from collaborators	$15,932	$8,709	$34,892	$16,054
Operating expenses:
Research and development (1)	90,627	83,172	177,611	179,445
General and administrative (1)	45,779	17,987	84,266	39,087
Total operating expenses	136,406	101,159	261,877	218,532
Loss from operations	(120,474)	(92,450)	(226,985)	(202,478)
Other income (expense):
Interest income	2,577	2,092	4,705	3,905
Other (expense) income	(523)	229	(3,430)	5,470
Total other income	2,054	2,321	1,275	9,375
Net loss	$(118,420)	$(90,129)	$(225,710)	$(193,103)
Net loss per common share - basic and diluted	$(1.34)	$(1.05)	$(2.59)	$(2.26)
Weighted-average common shares used to compute basic and diluted net loss per common share	88,098	85,545	87,068	85,411
Comprehensive loss:
Net loss	$(118,420)	$(90,129)	$(225,710)	$(193,103)
Unrealized loss on marketable securities, net of tax	(476)	(18,331)	(2,412)	(26,555)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	345	(954)	1,894	(6,110)
Comprehensive loss	$(118,551)	$(109,414)	$(226,228)	$(225,768)

(1)	Stock-based compensation expenses included in operating expenses are as follows:

Research and development	$13,254	$9,277	$21,945	$23,633
General and administrative	10,776	6,539	17,802	15,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(225,710)	$(193,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,066	8,612
Stock-based compensation	39,747	39,296
Charge for 401(k) company stock match	1,074	781
Realized loss (gain) on sale of marketable equity securities	1,894	(6,110)
Other	608	—
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	7,929	(1,216)
Prepaid expenses and other assets	(198)	(5,593)
Accounts payable	(8,326)	(3,590)
Accrued expenses and other	(3,404)	1,717
Deferred revenue	(1,059)	5,378
Net cash used in operating activities	(181,379)	(153,828)
Cash flows from investing activities:
Purchases of property, plant and equipment	(57,803)	(24,380)
Purchases of restricted investments	—	(150,000)
Purchases of marketable securities	(237,184)	(357,992)
Sales and maturities of marketable securities	302,392	605,977
Net cash provided by investing activities	7,405	73,605
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	12,644	6,266
Proceeds from issuance of common stock, net of offering costs	355,150	—
Proceeds from issuance of common stock to Sanofi Genzyme	21,381	14,301
Proceeds from issuance of long-term debt	—	150,000
Payments for repurchase of common stock for employee tax withholding	(147)	(163)
Net cash provided by financing activities	389,028	170,404
Net increase in cash and cash equivalents	215,054	90,181
Cash and cash equivalents, beginning of period	193,617	180,895
Cash and cash equivalents, end of period	$408,671	$271,076

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

Liquidity

Based on our current operating plan, we believe that our cash, cash equivalents and fixed income marketable securities at June 30, 2017, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At June 30,
	2017	2016
Options to purchase common stock	12,372	10,377
Unvested restricted common stock	172	179
	12,544	10,556

Public Offering

In May 2017, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $71.87 per share. As a result of the offering, we received aggregate net proceeds of $355.2 million after deducting underwriting discounts and commissions and other offering expenses of $4.2 million.

Equity

Total stockholders’ equity at June 30, 2017 increased by $202.7 million compared to December 31, 2016. This increase was related primarily to increases to additional paid-in capital due to our public offering in May 2017, our issuance of common stock to

Sanofi Genzyme in May 2017 and stock-based compensation, partially offset during the six months ended June 30, 2017 by our net loss.

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At June 30, 2017, the balance in our accumulated other comprehensive loss was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We recognized $0.3 million of realized losses and $1.0 million of realized gains from sales of our Regulus available-for-sale securities as other income (expense) in our condensed consolidated statements of comprehensive loss during the three months ended June 30, 2017 and 2016, respectively. In addition, we recognized $1.9 million of realized losses and $6.1 million of realized gains from sales of our Regulus available-for-sale securities as other income (expense) in our condensed consolidated statements of comprehensive loss during the six months ended June 30, 2017 and 2016, respectively. If any adjustment to arrive at fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, record a charge to our condensed consolidated statements of comprehensive loss. We did not record any impairment charges related to our fixed income marketable securities during the six months ended June 30, 2017 or 2016. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of commercial paper, money market funds, and U.S. government-sponsored enterprise securities.

During the second quarter of 2017, we sold all our remaining holdings in Regulus. We accounted for our investment in Regulus as an available-for-sale marketable security. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. Upon sales of our available-for-sale marketable securities, we apply the aggregate portfolio approach to recognize the related tax provision or benefit into income (loss) from continuing operations. As a result, the disproportionate tax effect remains in accumulated other comprehensive income (loss) as long as we maintain an investment portfolio.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. In March 2016, the FASB issued amendments to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued amendments to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations. In May 2016, the FASB issued amendments related to collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and transition. The standard allows for adoption using a full retrospective method or a modified retrospective method. We plan to adopt this standard using the modified retrospective method. During the second half of 2017, we plan to complete our review of our revenue streams to determine the impact that this standard could have on our condensed consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of share-based payment awards must be accounted for as modifications. The new standard will be applied prospectively to awards modified on or after the adoption date and will be effective for us on January 1, 2018.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements and related disclosures.

Subsequent Event

We did not have any material recognized subsequent events. However, we did have the following nonrecognized subsequent event, which is more fully described in Note 5.

•

On August 8, 2017, Dicerna Pharmaceuticals, Inc., or Dicerna, filed a new complaint in the United States District Court for the District of Massachusetts asserting a claim for attempted monopolization under the Sherman Antitrust Act.

2. COLLABORATION AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2017	2016	2017	2016
Sanofi Genzyme	$14,375	$5,387	$26,652	$9,802
The Medicines Company	1,522	3,268	7,886	5,925
Other	35	54	354	327
Total net revenues from collaborators	$15,932	$8,709	$34,892	$16,054

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

•

Co-development/co-commercialize license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory, and will co-commercialize the product in the Alnylam Territory. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded its regional rights for revusiran, an investigational RNAi therapeutic that was previously being advanced in a Phase 3 clinical trial, which were originally granted under the 2012 Sanofi Genzyme agreement, to include a co-development/co-commercialize license and collaboration. In October 2016, upon the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee to suspend dosing, we decided to discontinue development of revusiran. As noted above, in November 2016, Sanofi Genzyme exercised its right to elect a co-development/co-commercialize license for fitusiran. Development costs for co-development/co-commercialize products, once Sanofi Genzyme exercises an option, will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for fifty percent of the global development costs. In connection with the exercise of its co-development/co-commercialize rights for fitusiran, Sanofi Genzyme paid us approximately $6.0 million in January 2017 for its incremental share of co-development costs incurred from January 2016 through September 2016. Sanofi Genzyme will be required to make payments totaling up to $75.0 million in development milestones for fitusiran, and, prior to the discontinuation of the revusiran program, was required to make certain milestone payments for revusiran. In December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran. We expect to earn the first fitusiran milestone payment of $25.0 million upon the dosing of the first patient in our ATLAS Phase 3 program for fitusiran. We announced the initiation of the ATLAS Phase 3 program in July 2017.  Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-commercialize product based on annual net sales, if any, in the Sanofi Genzyme Territory for such co-development/co-commercialize product by Sanofi Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory.

•

Global license terms and programs — Upon opt-in, Sanofi Genzyme will obtain a worldwide license to develop and commercialize the product. Sanofi Genzyme had the right to elect a global license for givosiran, but instead elected a license to co-develop and co-commercialize fitusiran, as described above. Sanofi Genzyme continues to have one right to a global license through 2019, subject to limited extension, for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. Sanofi Genzyme shall be responsible for one hundred percent of global development costs. Sanofi Genzyme will be required to make payments totaling up to $200.0 million for such global product, including up to $100.0 million in development milestones and $100.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for such global product based on annual net sales, if any, of such global product by Sanofi Genzyme, its affiliates and sublicensees.

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

In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna Therapeutics, Inc., or Sirna, in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock for $23.0 million. In addition, in connection with our public offerings, Sanofi Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock in January 2015 at the public offering price resulting in $70.7 million in proceeds to us and 297,501 shares of common stock in May 2017 at the public offering price resulting in $21.4 million in proceeds to us. The sales of common stock to Sanofi Genzyme were not registered as part of these public offerings, though they were consummated simultaneously with such public offerings.

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

The following table presents information related to the 2014 Sanofi Genzyme collaboration, in thousands:

Excess of fair value of our common stock issued to Sanofi Genzyme in February 2014	$(51,450)
Deferred revenue remaining under the 2012 Sanofi Genzyme agreement upon execution of the 2014 Sanofi Genzyme collaboration	33,500
Milestone payment received:
Year-ended December 31, 2014	25,000
Expense reimbursement from Sanofi Genzyme:
Year-ended December 31, 2015	33,949
Year-ended December 31, 2016	54,337
Quarter-ended March 31, 2017	13,012
Quarter-ended June 30, 2017	15,037
Total consideration at June 30, 2017	$123,385

Cumulative revenue recognized at June 30, 2017	$70,041
Deferred revenue at June 30, 2017	$53,344

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,990	$—	$3,990	$—
U.S. government-sponsored enterprise securities	7,987	—	7,987	—
Money market funds	373,415	373,415	—	—
Marketable securities (fixed income):
Certificates of deposit	12,900	—	12,900	—
Commercial paper	62,758	—	62,758	—
Corporate notes	269,009	—	269,009	—
U.S. government-sponsored enterprise securities	304,518	—	304,518	—
U.S. treasury securities	39,985	—	39,985	—
Restricted cash (money market funds)	1,471	1,471	—	—
Total	$1,076,033	$374,886	$701,147	$—

Description	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$17,199	$—	$17,199	$—
Money market funds	151,479	151,479	—	—
Marketable securities (fixed income):
Certificates of deposit	17,999	—	17,999	—
Commercial paper	59,340	—	59,340	—
Corporate notes	333,872	—	333,872	—
U.S. government-sponsored enterprise securities	297,773	—	297,773	—
U.S. treasury securities	40,000	—	40,000	—
Marketable securities (Regulus equity holdings)	8,997	8,997	—	—
Restricted cash (money market funds)	1,471	1,471	—	—
Total	$928,130	$161,947	$766,183	$—

During the six months ended June 30, 2017, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt at June 30, 2017, computed pursuant to a discounted cash flow technique using a market interest rate, was $150.2 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

4. MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at June 30, 2017 and 2016, and for the activity recorded for the three months ended June 30, 2017 and 2016, in thousands:

Description	At March 31, 2017	Sales of Regulus Shares During Three Months Ended June 30, 2017	All Other Activity During Three Months Ended June 30, 2017	Balance at June 30, 2017
Carrying value	$2,682	$(2,682)	$—	$—
Accumulated other comprehensive income (loss), before tax	—	345	(345)	—
Investment in equity securities of Regulus, as reported	$2,682	$(2,337)	$(345)	$—
Accumulated other comprehensive income (loss), before tax	$—	$345	$(345)	$—
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$(32,792)	$345	$(345)	$(32,792)

Description	At March 31, 2016	Sales of Regulus Shares During Three Months Ended June 30, 2016	All Other Activity During Three Months Ended June 30, 2016	Balance at June 30, 2016
Carrying value	$9,911	$(574)	$—	$9,337
Accumulated other comprehensive income (loss), before tax	24,023	(954)	(19,074)	3,995
Investment in equity securities of Regulus, as reported	$33,934	$(1,528)	$(19,074)	$13,332
Accumulated other comprehensive income (loss), before tax	$24,023	$(954)	$(19,074)	$3,995
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$(8,769)	$(954)	$(19,074)	$(28,797)

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at June 30, 2017 and 2016, and for the activity recorded for the six months ended June 30, 2017 and 2016, in thousands:

Description	At December 31, 2016	Sales of Regulus Shares During Six Months Ended June 30, 2017	All Other Activity During Six Months Ended June 30, 2017	Balance at June 30, 2017
Carrying value	$8,093	$(7,485)	$(608)	$—
Accumulated other comprehensive income (loss), before tax	904	1,894	(2,798)	—
Investment in equity securities of Regulus, as reported	$8,997	$(5,591)	$(3,406)	$—
Accumulated other comprehensive income (loss), before tax	$904	$1,894	$(2,798)	$—
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$(31,888)	$1,894	$(2,798)	$(32,792)

Description	At December 31, 2015	Sales of Regulus Shares During Six Months Ended June 30, 2016	All Other Activity During Six Months Ended June 30, 2016	Balance at June 30, 2016
Carrying value	$11,935	$(2,598)	$—	$9,337
Accumulated other comprehensive income (loss), before tax	39,484	(6,110)	(29,379)	3,995
Investment in equity securities of Regulus, as reported	$51,419	$(8,708)	$(29,379)	$13,332
Accumulated other comprehensive income (loss), before tax	$39,484	$(6,110)	$(29,379)	$3,995
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$6,692	$(6,110)	$(29,379)	$(28,797)

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at June 30, 2017 and December 31, 2016, in thousands:

	At June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$12,900	$—	$—	$12,900
Commercial paper	62,761	—	(3)	62,758
Corporate notes	269,265	30	(286)	269,009
U.S. government-sponsored enterprise securities	305,400	1	(883)	304,518
U.S. treasury securities	40,011	—	(26)	39,985
Total	$690,337	$31	$(1,198)	$689,170

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$17,999	$—	$—	$17,999
Commercial paper	59,340	—	—	59,340
Corporate notes	334,266	47	(441)	333,872
U.S. government-sponsored enterprise securities	298,910	9	(1,146)	297,773
U.S. treasury securities	40,022	1	(23)	40,000
Total	$750,537	$57	$(1,610)	$748,984

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at June 30, 2017, in thousands:

	At June 30, 2017
	Amortized Cost	Fair Value
Less than one year	$515,123	$514,600
Greater than one year but less than two years	175,214	174,570
Total	$690,337	$689,170

5. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

In February 2016, we entered into an agreement with 20 Commerce LLC to purchase 12 acres of undeveloped land in Norton, Massachusetts. We completed the purchase and closed this transaction on April 4, 2016. We are constructing a manufacturing facility at this site for drug substance, including small interfering RNAs, or siRNAs, and siRNA conjugates, for clinical and commercial use. At June 30, 2017 and December 31, 2016, property, plant and equipment, net, on our condensed consolidated balance sheets reflects $105.3 million and $73.2 million, respectively, of land and associated costs related to the construction of our drug substance manufacturing facility.

Credit Agreements

On April 29, 2016, we entered into term loan agreements with two lenders for an aggregate of $150.0 million, with Alnylam U.S., Inc., our wholly-owned subsidiary, as the borrower, and us, as a guarantor, which mature on April 29, 2021, referred to as the Credit Agreements. The Credit Agreements were entered into in connection with the planned build out of our new drug substance manufacturing facility.

The proceeds of the borrowing under each of the Credit Agreements are to be used for working capital and general corporate purposes. Interest on borrowings under the Credit Agreements is calculated based on LIBOR plus 0.45 percent, except in the event of default. The borrower may prepay loans under each of the Credit Agreements at any time, without premium or penalty, subject to certain notice requirements and LIBOR breakage costs.

The obligations of the borrower under each Credit Agreement are guaranteed by us. The obligations of the borrower and us under each Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under such Credit Agreement at such time. At each of June 30, 2017 and December 31,

2016, we have recorded $150.0 million of cash collateral in connection with the Credit Agreements as restricted investments on our condensed consolidated balance sheets.

Each Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants, including quarterly reporting obligations, as well as certain customary events of default.

During the three and six months ended June 30, 2017, we recorded $0.4 million and $0.8 million, respectively, of interest expense related to the Credit Agreements that is reflected in other income (expense) on our condensed consolidated statements of comprehensive loss. During the three and six months ended June 30, 2016, we recorded $0.7 million of interest expense related to the Credit Agreements that is reflected in other income (expense) on our condensed consolidated statements of comprehensive loss.

Litigation

From time to time, we are a party to legal proceedings in the course of our business, including the matter described below. The claims and legal proceedings in which we could be involved include challenges to the scope, validity or enforceability of patents relating to our product candidates, and challenges by us to the scope, validity or enforceability of the patents held by others. These include claims by third parties that we infringe their patents. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.  If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected. Our accounting policy for accrual of legal costs is to recognize such expenses as incurred.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna, in the Superior Court of Middlesex County, Massachusetts, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain N-acetylgalactosamine, or GalNAc, conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, along with initial discovery requests, to which we responded in a timely fashion. On July 27, 2015, Dicerna filed a motion seeking removal of the case to the Business Litigation Session of the Superior Court of Suffolk County, which we opposed. On August 31, 2015, the Court denied Dicerna’s motion. We and Dicerna agreed to a protective order, which was entered by the Court on November 12, 2015. On June 7, 2017, Dicerna filed a motion requesting leave of the Court to amend its answer to our complaint to add counterclaims alleging abuse of process, tortious interference and unfair trade practices and seeking unspecified damages. We opposed the motion and do not believe the claims alleged by Dicerna are meritorious. Following a hearing on August 1, 2017, the Court granted Dicerna’s motion to amend its answer to add its counterclaims. To the extent such claims are not dismissed or struck, we intend to vigorously defend against such claims.  Fact discovery on our claims against Dicerna is expected to close in August 2017, while fact discovery on issues related to Dicerna’s counterclaims will continue until December 2017.  The trial for this lawsuit now is scheduled for April 2018.   In addition, on August 8, 2017, Dicerna filed a new complaint in the United States District Court for the District of Massachusetts asserting a claim for attempted monopolization under the Sherman Antitrust Act.  Dicerna’s allegations related to its new claim largely overlap with its counterclaims in the state court action.  The new complaint has not yet been served and no schedule has been set.  We do not believe the claim is meritorious and intend to vigorously defend against the claim.

Although we believe we have meritorious claims against Dicerna and meritorious defenses and responses to the counterclaims and new federal claim now being asserted by Dicerna, as noted above, litigation is subject to inherent uncertainty and a court could ultimately rule against us.

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

Specifically, our broad pipeline of investigational RNAi therapeutics is focused in three Strategic Therapeutic Areas, or “STArs:” Genetic Medicines, with multiple product candidates for the treatment of rare diseases; Cardio-Metabolic Diseases, with product candidates directed toward genetically validated, liver-expressed disease targets for unmet needs in cardiovascular and metabolic diseases; and Hepatic Infectious Diseases, with product candidates designed to address the major global health challenges of hepatic infectious diseases, beginning with hepatitis B and hepatitis D viral infections. We are focused on advancement of our Alnylam 2020 strategy for the development and commercialization of RNAi therapeutics as a potential new class of innovative medicines. Specifically, our goal is to achieve, by the end of 2020, a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs. Our most advanced investigational RNAi therapeutic in development, patisiran, targets the transthyretin, or TTR, gene for the treatment of patients with polyneuropathy due to hereditary TTR-mediated amyloidosis, or hATTR amyloidosis. We expect to report top-line data from our ongoing APOLLO Phase 3 study of patisiran in mid-2017. Assuming that the APOLLO data are positive, we plan to submit our first new drug application, or NDA, and marketing authorization application, or MAA, for patisiran by the end of 2017. In July 2017, we announced the initiation of our ATLAS Phase 3 program for fitusiran. This global, multicenter clinical program is designed to evaluate the safety and efficacy of fitusiran in three separate trials, including patients with hemophilia A and B with or without inhibitors. In addition, we expect to advance givosiran, our investigational RNAi therapeutic for the treatment of acute hepatic porphyrias, into a Phase 3 program in late 2017, pending successful alignment on trial design with global regulatory authorities.  Finally, our partner The Medicines Company, or MDCO, has announced its intention to initiate a Phase 3 study of inclisiran in patients with atherosclerotic cardiovascular disease in late 2017.

Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Sanofi Genzyme, the specialty care global business unit of Sanofi, and MDCO.  We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At June 30, 2017, we had an accumulated deficit of $1.88 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including European operations, the construction of our drug substance manufacturing facility, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have multiple clinical development programs, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. A substantial portion of our total net revenues in recent years has been derived from collaboration revenues from strategic alliances with Takeda Pharmaceutical Company Limited, or Takeda, Monsanto Company, or Monsanto, Sanofi Genzyme and MDCO. We expect our sources of potential funding for the next several years to be derived primarily from existing and new strategic alliances, which may include license and other fees, funded research and development and milestone payments, and proceeds from the sale of equity or debt.

In May 2017, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $71.87 per share. As a result of the offering, we received aggregate net proceeds of $355.2 million, after deducting underwriting discounts and commissions and other offering expenses of $4.2 million. We intend to use these proceeds for general corporate purposes, including clinical trial costs and other research and development expenses, continued growth of our manufacturing, quality, commercial and medical affairs capabilities to support our transition toward a commercial-stage biopharmaceutical company, working capital, capital expenditures, and general and administrative expenses.

In addition, in May 2017, in connection with our public offering described above, Sanofi Genzyme exercised its right under our investor agreement to purchase directly from us, in a concurrent private placement, 297,501 shares of common stock, at the public offering price of $71.87 per share, resulting in proceeds to us of $21.4 million. The sale of common stock to Sanofi Genzyme was not registered as part of the public offering, though it was consummated simultaneously with the public offering.  Sanofi Genzyme currently holds approximately 12 percent of our outstanding common stock.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of product development programs.

The following is a summary of our product development programs as of July 31, 2017, that identifies those programs in which we have achieved human proof of concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, the development stage of our programs and our commercial rights to such programs:

During the second quarter of 2017 and recent period, we reported the following updates from our late-stage clinical programs:

•

We continued to advance patisiran, presenting final 24-month data from our Phase 2 open-label extension, or OLE, study in April 2017.  We expect to report top-line results from our APOLLO Phase 3 clinical study of patisiran in mid-2017. If the APOLLO Phase 3 data are positive, we expect to file our first NDA with the United States Food and Drug Administration, or FDA, in late 2017 and our MAA with the European Medicines Agency, or EMA, shortly thereafter.

•

We continued to advance fitusiran, presenting positive new data from our Phase 2 OLE study in July 2017 and announcing, with Sanofi Genzyme, the initiation of our ATLAS Phase 3 program, a global, multicenter clinical program designed to evaluate the safety and efficacy of fitusiran in patients with hemophilia A and B with or without inhibitors.

•

We continued to advance givosiran, presenting positive new data in June 2017 from our ongoing randomized, double-blind, placebo-controlled Phase 1 study in recurrent attack porphyria patients, as well as positive initial results from our ongoing Phase 1 OLE study.

o

In addition, in May 2017, we announced that the FDA has granted Breakthrough Therapy designation for givosiran for the prophylaxis of attacks in patients with acute hepatic porphyria.  Breakthrough Therapy designation is granted by the FDA to expedite the development and review of new drugs that treat serious or life-threatening diseases where preliminary clinical evidence exists in support of substantial benefit over available therapies. The designation is aimed to help ensure that patients with unmet medical needs receive access to new therapies through FDA approval as soon as possible.

•

We and MDCO announced agreement with the FDA on the Phase 3 clinical program for inclisiran, with LDL-C lowering as the primary endpoint for the initial pivotal trial program, which MDCO expects to initiate in late 2017.

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

Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products in the rest of the world, referred to as the Sanofi Genzyme Territory, subject to certain broader rights. In the case of patisiran, we are advancing the product in the United States, Canada and Western Europe, while Sanofi Genzyme will advance the product in the Sanofi Genzyme Territory. In the case of fitusiran, Sanofi Genzyme has elected to opt in to co-develop and co-commercialize fitusiran in the United States, Canada and Western Europe, in addition to developing and commercializing fitusiran in the Sanofi Genzyme Territory. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or which we may structure as global alliances, as we did in our collaboration with MDCO for the development and commercialization of our inclisiran program.

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

We believe that no other company possesses a portfolio of such broad and exclusive rights to the patents and patent applications required for the commercialization of RNAi therapeutics. In June 2017, the United States Patent and Trademark Office, or USPTO, issued Notices of Allowance for two patent applications owned by us, which we believe significantly enhances our leadership in intellectual property for RNAi therapeutics.  In total, our intellectual property estate for RNAi therapeutics includes over 3,400 active cases and over 1,400 granted or issued patents, of which over 500 are issued or granted in the United States, the European Union, or EU, including by the European Patent Office, or EPO, and Japan. We continue to seek to grow our portfolio through the creation of new technology in this field.  In addition, we are very active in our evaluation of third-party technologies.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues from collaborators	$15,932	$8,709	$34,892	$16,054
Operating expenses	136,406	101,159	261,877	218,532
Loss from operations	(120,474)	(92,450)	(226,985)	(202,478)
Net loss	$(118,420)	$(90,129)	$(225,710)	$(193,103)

Discussion of Results of Operations

Net revenues from collaborators

We generate revenues through research and development collaborations.  The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2017	2016	Dollar Change	2017	2016	Dollar Change
Sanofi Genzyme	$14,375	$5,387	$8,988	$26,652	$9,802	$16,850
MDCO	1,522	3,268	(1,746)	7,886	5,925	1,961
Other	35	54	(19)	354	327	27
Total net revenues from collaborators	$15,932	$8,709	$7,223	$34,892	$16,054	$18,838

Net revenues from collaborators increased during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 due primarily to services performed by us in connection with our clinical development programs for which Sanofi Genzyme has opted-in, partially offset in the three months ended June 30, 2017 by a decrease in reimbursable activities under our agreement with MDCO. In addition, net revenues from collaborators increased during the six months ended June 30, 2017 due to additional reimbursable activities in the first quarter of 2017 under our agreement with MDCO.

We expect net revenues from collaborators to continue to increase during the second half of 2017 due primarily to an expected growth in revenues from Sanofi Genzyme related to increased reimbursement, as well as the expected receipt of a milestone payment under our agreement with Sanofi Genzyme upon the dosing of the first patient in our ATLAS Phase 3 program for fitusiran, the initiation of which we announced in July 2017, as well as the potential receipt of a milestone payment under our agreement with MDCO. The receipt and timing of any milestone payments will be dependent on the progress of our and MDCO’s clinical development programs.

We had $81.9 million and $82.9 million of deferred revenue at June 30, 2017 and December 31, 2016, respectively, which consists primarily of payments we have received from collaborators, including Sanofi Genzyme, MDCO, Kyowa Hakko Kirin Co., Ltd. and Monsanto, but have not yet recognized pursuant to our revenue recognition policies.

For the foreseeable future, until we are successful in obtaining regulatory approval for our product candidates and successful in commercializing such products, we expect our revenues to be derived primarily from our alliances with Sanofi Genzyme and MDCO, as well as other strategic alliances and potential new collaborations and licensing activities.

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands:

	Three Months Ended June 30,	% of Total Operating	Three Months Ended June 30,	% of Total Operating	Dollar
Description	2017	Expenses	2016	Expenses	Change
Research and development	$90,627	66%	$83,172	82%	$7,455
General and administrative	45,779	34%	17,987	18%	27,792
Total operating expenses	$136,406	100%	$101,159	100%	$35,247

	Six Months Ended June 30,	% of Total Operating	Six Months Ended June 30,	% of Total Operating	Dollar
Description	2017	Expenses	2016	Expenses	Change
Research and development	$177,611	68%	$179,445	82%	$(1,834)
General and administrative	84,266	32%	39,087	18%	45,179
Total operating expenses	$261,877	100%	$218,532	100%	$43,345

Research and development.  The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands:

	Three Months Ended June 30,	% of Expense	Three Months Ended June 30,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
Research and development
Compensation and related	$23,895	26%	$21,391	26%	$2,504
Clinical trial	23,121	25%	23,640	28%	(519)
Stock-based compensation	13,254	15%	9,277	11%	3,977
Manufacturing	11,392	13%	6,433	8%	4,959
Facilities-related	7,868	9%	7,397	9%	471
External services	7,670	8%	9,970	12%	(2,300)
Lab supplies and materials	2,725	3%	1,883	2%	842
Other	702	1%	3,181	4%	(2,479)
Total research and development expenses	$90,627	100%	$83,172	100%	$7,455

Research and development expenses increased during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due primarily to additional manufacturing expenses related to our late stage clinical trials. In addition, stock-based compensation expense increased as a result of our accounting for the achievement of certain performance-based stock option awards during the second quarter of 2017 in connection with the initiation of our ATLAS Phase 3 program for fitusiran.

	Six Months Ended June 30,	% of Expense	Six Months Ended June 30,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
Research and development
Compensation and related	$46,518	26%	$42,461	24%	$4,057
Clinical trial	40,684	23%	43,897	24%	(3,213)
Manufacturing	29,467	16%	21,820	13%	7,647
Stock-based compensation	21,945	12%	23,633	13%	(1,688)
Facilities-related	15,526	9%	14,446	8%	1,080
External services	15,514	9%	22,962	13%	(7,448)
Lab supplies and materials	4,871	3%	3,717	2%	1,154
Other	3,086	2%	6,509	3%	(3,423)
Total research and development expenses	$177,611	100%	$179,445	100%	$(1,834)

Research and development expenses remained relatively consistent during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Manufacturing expenses related to our late stage clinical trials increased, partially offset by a decrease in external services expenses due to reduced pre-clinical activities.

We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses will increase during second half of 2017 as we continue to develop our pipeline and advance our product candidates into later-stage development, but expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs and stock-based compensation expenses due to the potential vesting of performance-based awards.

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

General and administrative.  The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands:

	Three Months Ended June 30,	% of Expense	Three Months Ended June 30,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
General and administrative
Consulting and professional services	$14,432	31%	$4,834	27%	$9,598
Compensation and related	12,696	28%	4,295	24%	8,401
Stock-based compensation	10,776	23%	6,539	36%	4,237
Facilities-related	2,564	6%	1,099	6%	1,465
Other	5,311	12%	1,220	7%	4,091
Total general and administrative expenses	$45,779	100%	$17,987	100%	$27,792

General and administrative expenses increased during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due primarily to an increase in commercial and medical affairs headcount to support corporate growth and to prepare for the potential launch of our first commercial product. In addition, stock-based compensation expense increased as a result of our accounting for the achievement of certain performance-based stock option awards during the second quarter of 2017 in connection with the initiation of our ATLAS Phase 3 program for fitusiran.

	Six Months Ended June 30,	% of Expense	Six Months Ended June 30,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
General and administrative
Consulting and professional services	$27,564	33%	$10,006	26%	$17,558
Compensation and related	25,941	31%	8,696	22%	17,245
Stock-based compensation	17,802	21%	15,663	40%	2,139
Facilities-related	4,777	5%	2,117	5%	2,660
Other	8,182	10%	2,605	7%	5,577
Total general and administrative expenses	$84,266	100%	$39,087	100%	$45,179

General and administrative expenses increased during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due primarily to an increase in commercial and medical affairs headcount to support corporate growth and to prepare for the potential launch of our first commercial product.

We expect that general and administrative expenses will increase during the second half of 2017 as we continue to grow our operations, including the continued build-out of our commercial infrastructure, but expect that stock-based compensation expenses will be variable due to the potential vesting of performance-based awards.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2017	2016
Net loss	$(225,710)	$(193,103)
Adjustments to reconcile net loss to net cash used in operating activities	49,389	42,579
Changes in operating assets and liabilities	(5,058)	(3,304)
Net cash used in operating activities	(181,379)	(153,828)
Net cash provided by investing activities	7,405	73,605
Net cash provided by financing activities	389,028	170,404
Net increase in cash and cash equivalents	215,054	90,181
Cash and cash equivalents, beginning of period	193,617	180,895
Cash and cash equivalents, end of period	$408,671	$271,076

Since we commenced operations in 2002, we have generated significant losses. At June 30, 2017, we had an accumulated deficit of $1.88 billion. At June 30, 2017, we had cash, cash equivalents and fixed income marketable securities of $1.10 billion, compared to $942.6 million at December 31, 2016, in each case excluding the $150.0 million of restricted investments related to our term loan agreements.

In May 2017, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $71.87 per share. As a result of the offering, we received aggregate net proceeds of $355.2 million, after deducting underwriting discounts and commissions and other offering expenses of $4.2 million. We intend to use these proceeds for general corporate purposes, including clinical trial costs and other research and development expenses, continued growth of our manufacturing, quality, commercial and medical affairs capabilities to support our transition toward a commercial-stage biopharmaceutical company, working capital, capital expenditures, and general and administrative expenses.

Sanofi Genzyme has certain rights to purchase additional shares from us under our investor agreement. In May 2017, in connection with our public offering described above, Sanofi Genzyme exercised its right to purchase directly from us, in a concurrent private placement, 297,501 shares of common stock, resulting in proceeds to us of $21.4 million. In addition, Sanofi Genzyme has the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 205,030 shares of our common stock on February 1, 2016 for $14.3 million. In January 2017, Sanofi Genzyme elected not to exercise its compensation-related right for 2016.  Sanofi Genzyme currently holds approximately 12 percent of our outstanding common stock.

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, certificates of deposit and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the six months ended June 30, 2017 or 2016.

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

The increase in net cash used in operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to an increase in our net loss resulting from additional activities to support corporate growth and to prepare for the potential launch of our first commercial product.

Investing activities

For the six months ended June 30, 2017 and 2016, net cash provided by investing activities was due primarily to activity related to our fixed income marketable securities in accordance with management of our liquidity needs. For the six months ended June 30, 2017 and 2016, there were purchases of property, plant and equipment of $57.8 million and $24.4 million, respectively, primarily in connection with our construction of our drug substance manufacturing facility. For the six months ended June 30, 2016, there were $150.0 million of purchases of restricted investments related to the term loan agreements.

Financing activities

For the six months ended June 30, 2017, net cash of $389.0 million provided by financing activities was due primarily to proceeds of $355.2 million received from our May 2017 underwritten public offering and proceeds of $21.4 million received from our issuance of common stock to Sanofi Genzyme in May 2017.  For the six months ended June 30, 2016, net cash of $170.4 million provided by financing activities was due primarily to our term loan agreements, as well as proceeds of $14.3 million received from our issuance of common stock to Sanofi Genzyme in February 2016.

Operating Capital Requirements

We do not know when, if ever, we will successfully develop or be able to commence sales of any product. Therefore, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including European operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities. In addition, we are expanding our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. Interest on the borrowings is calculated based on LIBOR plus 0.45 percent. The obligations under the term loan agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the agreements at such time.

Based on our current operating plan, we believe that our existing cash, cash equivalents and fixed income marketable securities, including the proceeds from our public offering and Sanofi Genzyme’s purchase of additional shares of our common stock in May 2017, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next few years. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for, manufacture and commercialize any product candidates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our fixed income marketable securities consist primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2017, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $2.2 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the six months ended June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and senior vice president, chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and senior vice president, chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have concentrated our efforts and therapeutic product research and development on RNAi technology and our future success depends on the successful development of this technology and products based on it. Neither we nor any other company has received regulatory approval to market therapeutics utilizing siRNAs, the class of molecule we are trying to develop into drugs. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both early stage and limited. Skepticism as to the feasibility of developing RNAi therapeutics has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response. In addition, decisions by other companies with respect to their RNAi development efforts or their adoption of different or related technologies and the potential success of any such different or related technologies may increase skepticism in the marketplace regarding the potential for RNAi therapeutics.

Relatively few product candidates based on these discoveries have ever been tested in humans. siRNAs may not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body, or the ability to enter cells within relevant tissues in order to exert their effects. We currently have limited data to suggest that we can introduce these properties into siRNAs. We have spent and expect to continue to spend large amounts of money trying to develop siRNAs that possess the properties typically required of drugs, and we may never succeed in doing so. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, in October 2016, we discontinued development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of patients with cardiomyopathy due to hATTR amyloidosis, due to safety concerns.  We conducted a comprehensive evaluation of the revusiran data and reported the results of this evaluation on August 9, 2017. We may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

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

We have experienced significant operating losses since our inception. At June 30, 2017, we had an accumulated deficit of $1.88 billion. To date, we have not received regulatory approval to market or sell any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues until at the earliest 2018, assuming we receive marketing approval for patisiran. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. Until we are successful in obtaining regulatory approval for our product candidates and successful in commercializing such products, we anticipate that the majority of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements, for which we are the guarantor, related to the build out of our new drug substance manufacturing facility, that mature in April 2021. Interest on the borrowings is calculated based on LIBOR plus 0.45 percent. During an event of default under either agreement, the obligations under such agreement will bear interest at a rate per annum equal to the interest rate then in effect plus two percent. The obligations under the term loan agreements are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the credit agreements at such time. The agreements include restrictive covenants that could limit our flexibility in conducting future business activities and further limit our ability to change the nature of our business and, in the event of insolvency, the lenders would be paid before holders of equity securities received any distribution of corporate assets. If an event of default occurs, the interest rate would increase and the lenders would be entitled to take various actions, including the acceleration of amounts due under the loan. Our ability to satisfy our obligations under these agreements and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Sanofi Genzyme provides Sanofi Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Sanofi Genzyme owns less than 7.5 percent of our outstanding common stock, subject to certain additional limited rights of Sanofi Genzyme to maintain its ownership percentage. In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock. In January 2015, Sanofi Genzyme also exercised its right to purchase 196,251 shares based on its 2014 compensation-related right and its right to purchase 744,566 shares in connection with our public offering. In February 2016, Sanofi Genzyme purchased an additional 205,030 shares based on its 2015 compensation-related right. In May 2017, Sanofi Genzyme also exercised its right to purchase 297,501 shares in connection with our public offering. These purchases allowed Sanofi Genzyme to maintain its ownership level of approximately 12 percent of our outstanding common stock. While the exercise of these rights by Sanofi Genzyme has provided us with an additional $147.7 million in cash to date, and while any exercise of these rights by Sanofi Genzyme in the future will provide us with further additional cash, these exercises have caused, and any future exercise of these rights by Sanofi Genzyme will also cause further, dilution to our stockholders. In January 2017, Sanofi Genzyme elected not to exercise its compensation-related right for 2016.  In November 2016, Sanofi Genzyme elected to expand its regional rights for fitusiran and opt-in to co-develop and co-commercialize fitusiran in the United States, Canada and Western Europe, in addition to developing and commercializing the product in the Sanofi Genzyme Territory. In connection with the exercise of this right, Sanofi Genzyme paid us in January 2017 for its incremental share of co-development costs incurred from January 2016 to September 2016, in accordance with the 2014 Sanofi Genzyme collaboration. Going forward, Sanofi Genzyme will share in 50 percent of certain development and sales and marketing costs for fitusiran, which will result in increased expense reimbursement to us.

If we are unable to obtain additional funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs or undergo future reductions in our workforce or other corporate restructuring activities, and our ability to achieve our strategy for 2020 may be delayed or diminished. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

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

At June 30, 2017, we had $1.10 billion in cash, cash equivalents and fixed income marketable securities, excluding the $150.0 million of restricted investments related to our term loan agreements. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We do not currently have any capability for sales or distribution and have early capability for marketing, sales and market access, as well as limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme has the right to develop and commercialize our current and future Genetic Medicine products principally in the rest of the world, subject to certain broader rights. With respect to our Cardio-Metabolic and Hepatic Infectious Disease pipelines, we intend to seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or we may structure as global alliances, as we did in our collaboration with MDCO to advance inclisiran.

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

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research, development and/or commercialization of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop expanded sales and marketing capabilities outside of the United States and EU on a more expedited timeline, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Arbutus Biopharma Corporation, or ABC (formerly Tekmira Pharmaceuticals Corporation) and Protiva Biotherapeutics, Inc., a wholly owned subsidiary of ABC, and together with ABC, referred to as Arbutus, filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Arbutus regarding the achievement by Arbutus of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015. In March 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. The grounds on which Arbutus could appeal this ruling were limited and Arbutus did not appeal by the deadline.

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

We rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring and data management services. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our contract research organizations are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our contract research organizations fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as lipid nanoparticles or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us.

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

We have no sales or distribution experience and only early capabilities for marketing, sales and market access. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize the majority of our products on our own in the United States, Canada and the EU, as well as globally in the case of givosiran. Accordingly, we will need to develop internal sales, distribution and marketing capabilities as part of our core product strategy initially in the United States, Canada and the EU, and longer-term on a global basis, which will require significant financial and management resources. For the majority of our Genetic Medicine programs where we will perform sales, marketing and distribution functions ourselves in the United States, Canada and Western Europe, and for future Cardio-Metabolic and Hepatic Infectious Disease products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:

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

If we are unable to develop our own sales, marketing and distribution capabilities in the United States, Canada and the EU, as well as globally for certain products, we will not be able to successfully commercialize our products in our sales territories without reliance on third parties.

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

Our ability to secure additional financing in addition to our term loan agreements and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions.

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

We have grown our workforce significantly over the past year and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may experience disappointing results in a clinical program and our stock price may decline as a result, as was the case following our decision in October 2016 to discontinue our revusiran program.  As a result, we may face additional challenges in attracting and retaining employees. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

We may have difficulty expanding our operations successfully as we evolve from a U.S.-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations in the United States and continue to build operations in the EU and eventually other geographies. As noted above, we grew our workforce significantly during 2016 and during the first six months of 2017 and anticipate continuing to hire additional employees, including employees in the EU, as we focus on achieving our Alnylam 2020 strategy. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our operations in the United States, the EU and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities in the United States and the EU, as well as other geographies, or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend the company or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

In June 2016, the United Kingdom, or UK, held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. In October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including two programs in Phase 3 development, as well as several earlier stage clinical programs. However, we may not be able to further advance these or any other product candidate through clinical trials and regulatory approval.

If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, in June 2017, we announced updated results from our Phase 1 clinical trial of givosiran. Although the clinical data from this trial are encouraging, the data are preliminary in nature, based on a limited number of patients with acute intermittent porphyria, or AIP, and the givosiran Phase 1 study is not complete. These data, or other positive data, may not continue for patients with AIP or occur for any future patients in this study, and may not be repeated or observed in any future studies.  There can be no assurance that our studies with givosiran will ultimately be successful or support further clinical advancement or regulatory approval of this product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, patisiran, fitusiran and our other product candidates each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective.

In addition, we, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may delay initiation of or suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or related product on healthy volunteer subjects or patients in a clinical trial could result in our decision, or a decision by the FDA or foreign regulatory authorities, to suspend or terminate the trial, or, in the case of regulatory agencies, a refusal to approve a particular product candidate for any or all indications of use. For example, in October 2016, we announced our decision to discontinue development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of patients with cardiomyopathy due to hATTR amyloidosis. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee, or DMC, to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients as compared to those on placebo. Separately, the patisiran APOLLO DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial of patisiran, without modification.  We conducted a comprehensive evaluation of the revusiran data and reported the results of our evaluation on August 9, 2017.  Following our evaluation, we continue to believe that the decision to discontinue development of revusiran does not affect patisiran, which is in development for the treatment of hATTR amyloidosis, or any of our other investigational RNAi therapeutic programs in development.

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

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, as noted above, in October 2016, we made the decision to discontinue our revusiran program. Following reports in the revusiran Phase 2 OLE study of new onset or worsening peripheral neuropathy, the revusiran ENDEAVOUR Phase 3 study DMC assembled in early October 2016 at our request to review these reports and ENDEAVOUR safety data on an unblinded basis. The DMC did not find conclusive evidence for a drug-related neuropathy signal in the ENDEAVOUR trial, but informed us that the benefit-risk profile for revusiran no longer supported continued dosing. We subsequently reviewed unblinded ENDEAVOUR data which revealed an imbalance of mortality in the revusiran arm as compared to placebo. Further, a review by us in 2017 of the ENDEAVOUR results subsequent to the completion of follow-up of the patients post-dosing discontinuation revealed an imbalance in new onset or worsening peripheral neuropathy in the revusiran arm as compared to placebo. We had previously reported, in July 2016, preliminary data from our revusiran Phase 2 OLE study for 12 patients who had reached the 12-month endpoint as of the data transfer date of May 26, 2016. Serious adverse events, or SAEs, were observed in 14 patients, one of which, a case of lactic acidosis, was deemed possibly related to the study drug and the patient discontinued treatment. There were a total of seven deaths reported at that time in the revusiran OLE study, all of which were unrelated to study drug.  The majority of the adverse events, or AEs, were mild or moderate in severity; injection site reactions, or ISRs, were reported in 12 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of May 26, 2016. In our patisiran Phase 2 OLE study in patients with polyneuropathy due to hATTR amyloidosis, based on final 24-month data reported from 27 patients reported in April 2017, the most common drug-related or possibly drug-related AEs were flushing and infusion-related reactions, all of which were all mild in severity and did not result in any discontinuations. There were ten reports of SAEs in seven patients, all of which were unrelated to study drug, including one discontinuation for gastroesophageal cancer at approximately 20 months in a patient who subsequently died and one death due to myocardial infarction in a 79 year-old patient who died after having completed the full 24 months of treatment. As noted above, the patisiran APOLLO Phase 3 study DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial without modification. In addition, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. As demonstrated by the discontinuation of our revusiran program in October 2016, the occurrence of AEs can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

As a result of the 2016 election in the United States, there is great political uncertainty concerning the fate of the PPACA and other healthcare laws. Members of the United States Congress and the Trump Administration have expressed an intent to pass legislation to fundamentally change or repeal parts of the PPACA, but it is uncertain whether such legislation will be enacted or what the scope of any replacement law (if any) would encompass.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. Following the decision to discontinue clinical development of revusiran, we conducted a comprehensive evaluation of available revusiran data. We reported the results of this evaluation on August 9, 2017. Notwithstanding the risks undertaken by all persons who participate in clinical trials, and the information on risks provided to study investigators and patients participating in revusiran studies, it is possible that product liability claims will be asserted against us relating to the worsening of a patient’s condition alleged to have been caused by revusiran. Such claims might not be fully covered by product liability insurance. If we succeed in marketing products, product liability claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

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

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA therapeutic candidates. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates.  Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products or perform research and development or other activities covered by such patents. For example, Silence Therapeutics plc, or Silence, has publicly stated that in July 2017 it issued (but presently has not yet served), a claim in the English and Welsh High Court of Justice, Chancery Division, Patent Court, naming us, our wholly owned subsidiary Alnylam UK Limited, and The Medicines Company UK Ltd as co-defendants. Silence has stated that the claim seeks a determination that it is entitled to supplementary protection certificates, or SPCs, based on a European patent held by Silence, that Silence alleges covers certain of our product candidates.  An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the expiration date to 2028. We have stated in response that we do not believe that any of our products infringe any valid patent held by Silence, and that we will vigorously defend any claim brought against us by Silence.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, to protect our rights in the RNAi assets we purchased from Merck. A third party may also claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us alleging, among other things, misappropriation of its confidential and proprietary information and trade secrets. In November 2012, we settled this litigation and restructured our contractual relationship with Arbutus. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses during the quarter ended December 31, 2012.

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, The University of Utah, or Utah, filed a complaint against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah was the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah was seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, the Court granted our motions for summary judgment, and dismissed Utah’s state law damages claims as well.  During the pendency of this litigation, as well as the Arbutus litigation described above, we incurred significant costs, and in each case, the litigation diverted the attention of our management and other resources that would otherwise have been engaged in other activities.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we are developing patisiran for the treatment of hATTR amyloidosis. We have completed enrollment in our ongoing APOLLO Phase 3 clinical trial and expect to report top-line data from our Phase 3 clinical trial in mid-2017.  We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, as well as product candidates in various stages of clinical development, including an investigational drug being developed by Ionis.  Ionis has completed enrollment in its ongoing Phase 3 clinical trial in hATTR amyloidosis and in May 2017 reported positive top-line efficacy data and limited safety data, including thrombocytopenia and renal insufficiency SAEs. Patisiran may not compete favorably with these products and product candidates, and even if approved, it may not achieve commercial success.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working to develop RNAi therapeutic products. Some of these companies are seeking, as we are, to develop chemically synthesized siRNAs as drugs. Others are following a gene therapy approach, with the goal of treating patients not with synthetic siRNAs but with synthetic, exogenously-introduced genes designed to produce siRNA-like molecules within cells. Companies working on chemically synthesized siRNAs include Takeda, Marina Biotech, Inc., Arrowhead Research Corporation, or Arrowhead, and its subsidiary, Calando Pharmaceuticals, Inc., or Calando, Quark Pharmaceuticals, Inc., or Quark, Silence, Arbutus, Sylentis S.A.U., or Sylentis, Dicerna, WAVE Life Sciences Ltd. and Arcturus Therapeutics, Inc.  In addition, we granted licenses or options for licenses to Ionis, Benitec Ltd., Arrowhead, and its subsidiary, Calando, Arbutus, Quark, Sylentis and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than us.

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of F. Hoffmann-La Roche Ltd, and Takeda have obtained non-exclusive licenses, and Arrowhead, as the assignee of Novartis Pharma AG, has obtained specific exclusive licenses for 30 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target messenger RNAs, or mRNAs, in order to suppress the activity of specific genes. Ionis (formerly Isis) is currently marketing an antisense drug and has several antisense product candidates in clinical trials, including one for the treatment of hATTR amyloidosis. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to factors that are beyond our control. The stock market in general has from time to time experienced extreme price and volume fluctuations, and the biotechnology in particular has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the clinical development progress or operating performance of these companies, including as a result of adverse development events.  These broad market and sector fluctuations have resulted and could in the future result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.

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

ITEM 6. EXHIBITS.

10.1	Second Amended and Restated 2009 Stock Incentive Plan.

10.2

Forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreements, Restricted Stock Agreement and Restricted Stock Unit Award Agreement under Second Amended and Restated 2009 Stock Incentive Plan.

10.3	Amended and Restated 2004 Employee Stock Purchase Plan.

10.4	Letter Agreement between the Registrant and Manmeet S. Soni dated April 20, 2017.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 9, 2017	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	/s/ Manmeet S. Soni
Manmeet S. Soni
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)