Form 10-Q
period 2017-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2017-11-07
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At October 31, 2017, the registrant had 92,730,812 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$202,045	$193,617
Marketable securities	746,249	424,185
Investment in equity securities of Regulus Therapeutics Inc.	—	8,997
Billed and unbilled collaboration receivables	14,644	23,334
Prepaid expenses and other current assets	30,430	21,744
Total current assets	993,368	671,877
Marketable securities	51,543	324,799
Property, plant and equipment, net	161,899	114,572
Restricted investments	150,000	150,000
Other assets	1,471	1,562
Total assets	$1,358,281	$1,262,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,239	$54,465
Accrued expenses	51,260	42,118
Deferred rent	2,014	1,576
Deferred revenue	38,532	33,540
Total current liabilities	101,045	131,699
Deferred rent, net of current portion	7,203	8,431
Deferred revenue, net of current portion	38,356	49,392
Long-term debt	150,000	150,000
Other liabilities	2,842	3,067
Total liabilities	299,446	342,589
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 92,367,873 shares issued and outstanding at September 30, 2017; 85,941,344 shares issued and outstanding at December 31, 2016	924	859
Additional paid-in capital	3,097,110	2,609,614
Accumulated other comprehensive loss	(33,741)	(33,441)
Accumulated deficit	(2,005,458)	(1,656,811)
Total stockholders’ equity	1,058,835	920,221
Total liabilities and stockholders’ equity	$1,358,281	$1,262,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues from collaborators	$17,096	$13,651	$51,988	$29,705
Operating expenses:
Research and development (1)	95,252	97,936	272,863	277,381
General and administrative (1)	47,644	22,391	131,910	61,478
Total operating expenses	142,896	120,327	404,773	338,859
Loss from operations	(125,800)	(106,676)	(352,785)	(309,154)
Other income (expense):
Interest income	3,296	2,204	8,001	6,109
Other (expense) income	(433)	401	(3,863)	5,871
Total other income	2,863	2,605	4,138	11,980
Net loss	$(122,937)	$(104,071)	$(348,647)	$(297,174)
Net loss per common share - basic and diluted	$(1.34)	$(1.21)	$(3.93)	$(3.48)
Weighted-average common shares used to compute basic and diluted net loss per common share	91,828	85,716	88,672	85,513
Comprehensive loss:
Net loss	$(122,937)	$(104,071)	$(348,647)	$(297,174)
Unrealized gain (loss) on marketable securities, net of tax	218	1,224	(2,194)	(25,331)
Reclassification adjustment for realized loss (gain) on marketable securities included in net loss	—	(706)	1,894	(6,816)
Comprehensive loss	$(122,719)	$(103,553)	$(348,947)	$(329,321)

(1)	Stock-based compensation expenses included in operating expenses are as follows:

Research and development	$15,090	$9,341	$37,035	$32,974
General and administrative	10,865	6,240	28,667	21,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(348,647)	$(297,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,653	12,112
Stock-based compensation	65,702	54,877
Charge for 401(k) company stock match	1,735	1,202
Realized loss (gain) on sale of marketable equity securities	1,894	(6,816)
Other	608	—
Changes in operating assets and liabilities:
Proceeds from landlord tenant improvements	—	2,145
Billed and unbilled collaboration receivables	8,690	(6,848)
Prepaid expenses and other assets	(2,052)	(2,813)
Accounts payable	(17,271)	(1,462)
Accrued expenses and other	5,990	6,749
Deferred revenue	(6,044)	8,664
Net cash used in operating activities	(279,742)	(229,364)
Cash flows from investing activities:
Purchases of property, plant and equipment	(83,481)	(44,678)
Purchases of restricted investments	—	(150,000)
Purchases of marketable securities	(512,026)	(615,663)
Sales and maturities of marketable securities	465,734	852,541
Net cash (used in) provided by investing activities	(129,773)	42,200
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	41,600	10,690
Proceeds from issuance of common stock, net of offering costs	355,150	—
Proceeds from issuance of common stock to Sanofi Genzyme	21,381	14,301
Proceeds from issuance of long-term debt	—	150,000
Payments for repurchase of common stock for employee tax withholding	(188)	(241)
Net cash provided by financing activities	417,943	174,750
Net increase (decrease) in cash and cash equivalents	8,428	(12,414)
Cash and cash equivalents, beginning of period	193,617	180,895
Cash and cash equivalents, end of period	$202,045	$168,481

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

Liquidity

Based on our current operating plan, we believe that our cash, cash equivalents and fixed income marketable securities at September 30, 2017, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Net Loss Per Common Share

We compute basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding. We compute diluted net loss per common share by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding shares using the treasury stock method). Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At September 30,
	2017	2016
Options to purchase common stock	11,905	10,725
Unvested restricted common stock	159	172
	12,064	10,897

Public Offering

In May 2017, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $71.87 per share. As a result of the offering, we received aggregate net proceeds of $355.2 million after deducting underwriting discounts and commissions and other offering expenses of $4.2 million.

Equity

Total stockholders’ equity at September 30, 2017 increased by $138.6 million compared to December 31, 2016. This increase was related primarily to increases to additional paid-in capital due to our public offering in May 2017, our issuance of common stock to Sanofi Genzyme in May 2017, exercises of stock options and stock-based compensation, partially offset during the nine months ended September 30, 2017 by our net loss.

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt and equity securities as available-for-sale. We report available-for-sale investments at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At September 30, 2017, the balance in our accumulated other comprehensive loss was composed solely of activity related to our available-for-sale marketable securities, including our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We recognized $0.7 million of realized gains from sales of our Regulus available-for-sale securities as other income (expense) in our condensed consolidated statements of comprehensive loss during the three months ended September 30, 2016. We recognized $1.9 million of realized losses and $6.8 million of realized gains from sales of our Regulus available-for-sale securities as other income (expense) in our condensed consolidated statements of comprehensive loss during the nine months ended September 30, 2017 and 2016, respectively. If any adjustment to arrive at fair value reflects a decline in the value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, record a charge to our condensed consolidated statements of comprehensive loss. We did not record any impairment charges related to our fixed income marketable securities during the nine months ended September 30, 2017 or 2016. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of certificates of deposit, commercial paper, and money market funds.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. In March 2016, the FASB issued amendments to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued amendments to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations. In May 2016, the FASB issued amendments related to collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and transition. The standard allows for adoption using a full retrospective method or a modified retrospective method. We plan to adopt this standard using the modified retrospective method. During the fourth quarter of 2017, we plan to complete our review of our revenue streams to determine the impact that this standard could have on our condensed consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued guidance that requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the condensed consolidated statement of cash flows. The new standard will be effective for us on January 1, 2018 using a retrospective transition method to each period presented. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our condensed consolidated financial statements and related disclosures.

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

Subsequent Events

We did not have any material recognized subsequent events. However, we did have a nonrecognized subsequent event with respect to litigation matters with Silence Therapeutics plc, which is more fully described in Note 5.

2. COLLABORATION AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2017	2016	2017	2016
Sanofi Genzyme	$14,603	$7,387	$41,255	$17,189
The Medicines Company	2,255	2,690	10,141	8,615
Other	238	3,574	592	3,901
Total net revenues from collaborators	$17,096	$13,651	$51,988	$29,705

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

Under the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme’s specific license rights and the programs into which Sanofi Genzyme has opted include the following:

•

Regional license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory. Sanofi Genzyme can elect this license for any of our current and future Genetic Medicine programs that complete Human POP by the end of 2019, subject to limited extension. Development costs for products once Sanofi Genzyme exercises an option will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for twenty percent of the global development costs. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded the scope of its regional license and collaboration for patisiran, an investigational RNAi therapeutic, which was originally established under the 2012 Sanofi Genzyme agreement. We recently completed our patisiran APOLLO Phase 3 clinical study and are preparing regulatory submissions for marketing approval for patisiran. In September 2015, Sanofi Genzyme elected to opt into our fitusiran clinical development program for the treatment of hemophilia and other rare bleeding disorders under the regional license terms. Cost-sharing for the fitusiran program began in January 2016 under the regional license terms. Sanofi Genzyme also had the right to elect to co-develop and co-commercialize fitusiran in the Alnylam Territory pursuant to the co-development/co-commercialize license terms described below. In November 2016, Sanofi Genzyme exercised this right and elected to co-develop and co-commercialize fitusiran in the Alnylam Territory. In addition, during 2016, Sanofi Genzyme elected not to opt into the development and commercialization of givosiran or cemdisiran (ALN-CC5) in the Sanofi Genzyme Territory. Sanofi Genzyme will be required to make payments totaling up to $50.0 million upon the achievement of certain patisiran development milestones. We could potentially earn the next patisiran milestone payment, ranging between $5.0 million and $20.0 million based on the geographic region, upon the achievement of specified events in connection with a regulatory filing or approval. In addition, Sanofi Genzyme will be required to make payments totaling up to $75.0 million per regional product other than patisiran, consisting of up to $55.0 million in development milestones and $20.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each regional product based on annual net sales, if any, of such regional product by Sanofi Genzyme, its affiliates and sublicensees.

•

Co-development/co-commercialize license terms and programs — Upon opt-in, we will retain product rights in the Alnylam Territory, while Sanofi Genzyme will obtain exclusive rights to develop and commercialize the product in the Sanofi Genzyme Territory, and will co-commercialize the product in the Alnylam Territory. Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme expanded its regional rights for revusiran, an investigational RNAi therapeutic that was previously being advanced in a Phase 3 clinical trial, which were originally granted under the 2012 Sanofi Genzyme agreement, to include a co-development/co-commercialize license and collaboration. In October 2016, upon the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee to suspend dosing, we decided to discontinue development of revusiran. In our TTR program, we are also developing ALN-TTRsc02.  Sanofi Genzyme has a right to elect a co-development/co-commercialize license for ALN-TTRsc02.  As noted above, in November 2016, Sanofi Genzyme exercised its right to elect a co-development/co-commercialize license for fitusiran. Development costs for co-development/co-commercialize products, once Sanofi Genzyme exercises an option, will be shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for fifty percent of the global development costs. In connection with the exercise of its co-development/co-commercialize rights for fitusiran, Sanofi Genzyme paid us approximately $6.0 million in January 2017 for its incremental share of co-development costs incurred from January 2016 through September 2016. Sanofi Genzyme will be required to make payments totaling up to $75.0 million in development milestones for fitusiran, and, prior to the discontinuation of the revusiran program, was required to make certain milestone payments for revusiran. In December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran.  We announced the initiation of the ATLAS Phase 3 program in July 2017. However, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic serious adverse event and agreement with regulatory authorities on a risk mitigation strategy. We expect to earn the first fitusiran milestone payment of $25.0 million upon the dosing of the first patient in our ATLAS Phase 3 program for fitusiran following resumption of our ATLAS Phase 3 program. We may reach alignment with regulatory authorities to resume our ATLAS Phase 3 program in late 2017, and assuming we reach alignment, anticipate that we would earn the fitusiran milestone in early 2018.  Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for each co-development/co-commercialize product based on annual net sales, if any, in the Sanofi Genzyme Territory for such co-development/co-commercialize product by Sanofi Genzyme, its affiliates and sublicensees. The parties will share profits equally and we expect to book product sales in the Alnylam Territory.

•

Global license terms and programs — Upon opt-in, Sanofi Genzyme will obtain a worldwide license to develop and commercialize the product. Sanofi Genzyme had the right to elect a global license for givosiran, but instead elected a license to co-develop and co-commercialize fitusiran, as described above. Sanofi Genzyme continues to have one right to a global license through 2019, subject to limited extension, for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. Sanofi Genzyme could elect its global license for lumasiran (ALN-GO1), an investigational RNAi therapeutic targeting glycolate oxidase for the treatment of primary hyperoxaluria type 1. Sanofi Genzyme shall be responsible for one hundred percent of global development costs for a global license product. Sanofi Genzyme will be required to make payments totaling up to $200.0 million for such global product, including up to $100.0 million in development milestones and $100.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for such global product based on annual net sales, if any, of such global product by Sanofi Genzyme, its affiliates and sublicensees.

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

We recorded the issuance of 8,766,338 shares of our common stock under the stock purchase agreement using the price of our common stock on the date the shares were issued to Sanofi Genzyme. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. This $51.5 million is being amortized on a straight-line basis over the performance period for the ALN-TTR programs. In addition, due to intraperiod tax allocation rules, upon closing of the equity transaction we recorded a benefit from income taxes of $15.2 million due to the Sanofi Genzyme equity purchase being recorded in additional paid-in capital, net of tax.

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

In each instance, the purchase by Sanofi Genzyme described above allowed Sanofi Genzyme to maintain its ownership level of our common stock. Sanofi Genzyme currently holds approximately 11 percent of our outstanding common stock.

We determined that the deliverables for the programs on which Sanofi Genzyme was collaborating with us upon initiation of the 2014 Sanofi Genzyme collaboration included the licenses to our patisiran and revusiran clinical programs, which licenses were delivered to Sanofi Genzyme upon the closing date of the transaction, and the associated development activities, joint steering committee participation and information exchange for these clinical programs. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and associated undelivered development activities, joint steering committee participation and information exchange activities did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme has the ability to grant sublicenses, it cannot sublicense all or substantially all of its rights under the 2014 Sanofi Genzyme collaboration. The uniqueness of our services and the limited sublicense rights are indicators that standalone value is not present in the arrangement. Therefore the deliverables are not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. When multiple deliverables are accounted for as a single unit of accounting, we base our revenue recognition model on the final deliverable. Under the 2014 Sanofi Genzyme collaboration, the last deliverables for patisiran and revusiran were expected to be completed within approximately six years from the closing date of the transaction and the last deliverables for fitusiran were expected to be completed within approximately five years from the date Sanofi Genzyme elected to opt into our fitusiran program under the regional license terms. Our estimate regarding the performance period under the 2014 Sanofi Genzyme collaboration related to the license to our patisiran and revusiran programs was adjusted in October 2016 due to our decision to discontinue development of revusiran. As a result, with respect to these programs, we currently expect the last deliverables to be completed within approximately five years from the closing date of the transaction as compared to an initial expectation of approximately six years. Our estimate regarding the performance period under the 2014 Sanofi Genzyme collaboration related to the license to our fitusiran program was adjusted in September 2017 due to our temporary suspension of dosing in all ongoing fitusiran studies. As a result, with respect to the fitusiran program, we currently expect the last deliverables to be completed within approximately six years from the date Sanofi Genzyme elected to opt into the program under the regional license terms as compared to an initial expectation of approximately five years.  Beginning in September 2017, we are prospectively recognizing the remaining deferred revenue as of August 31, 2017 related to the license to our fitusiran program over this adjusted performance period.

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

The following table presents information related to the 2014 Sanofi Genzyme collaboration, in thousands:

Excess of fair value of our common stock issued to Sanofi Genzyme in February 2014	$(51,450)
Deferred revenue remaining under the 2012 Sanofi Genzyme agreement upon execution of the 2014 Sanofi Genzyme collaboration	33,500
Milestone payment received:
Year-ended December 31, 2014	25,000
Development expense reimbursement from Sanofi Genzyme:
Year-ended December 31, 2015	33,949
Year-ended December 31, 2016	54,337
Quarter-ended March 31, 2017	13,012
Quarter-ended June 30, 2017	15,037
Quarter-ended September 30, 2017	11,889
Total consideration at September 30, 2017	$135,274

Cumulative revenue recognized at September 30, 2017	$84,644
Deferred revenue at September 30, 2017	$50,630

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Certificates of deposit	$2,500	$—	$2,500	$—
Commercial paper	57,957	—	57,957	—
Money market funds	91,007	91,007	—	—
Marketable securities (fixed income):
Certificates of deposit	16,449	—	16,449	—
Commercial paper	48,201	—	48,201	—
Corporate notes	339,801	—	339,801	—
U.S. government-sponsored enterprise securities	330,193	—	330,193	—
U.S. treasury securities	63,148	—	63,148	—
Restricted cash (money market funds)	1,471	1,471	—	—
Total	$950,727	$92,478	$858,249	$—

Description	At December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$17,199	$—	$17,199	$—
Money market funds	151,479	151,479	—	—
Marketable securities (fixed income):
Certificates of deposit	17,999	—	17,999	—
Commercial paper	59,340	—	59,340	—
Corporate notes	333,872	—	333,872	—
U.S. government-sponsored enterprise securities	297,773	—	297,773	—
U.S. treasury securities	40,000	—	40,000	—
Marketable securities (Regulus equity holdings)	8,997	8,997	—	—
Restricted cash (money market funds)	1,471	1,471	—	—
Total	$928,130	$161,947	$766,183	$—

During the nine months ended September 30, 2017, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt at September 30, 2017, computed pursuant to a discounted cash flow technique using a market interest rate, was $150.2 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

4. MARKETABLE SECURITIES

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at September 30, 2017 and 2016, and for the activity recorded for the three months ended September 30, 2017 and 2016, in thousands:

Description	Balance at June 30, 2017	Sales of Regulus Shares During Three Months Ended September 30, 2017	All Other Activity During Three Months Ended September 30, 2017	Balance at September 30, 2017
Carrying value	$—	$—	$—	$—
Accumulated other comprehensive income (loss), before tax	—	—	—	—
Investment in equity securities of Regulus, as reported	$—	$—	$—	$—
Accumulated other comprehensive income (loss), before tax	$—	$—	$—	$—
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$(32,792)	$—	$—	$(32,792)

Description	Balance at June 30, 2016	Sales of Regulus Shares During Three Months Ended September 30, 2016	All Other Activity During Three Months Ended September 30, 2016	Balance at September 30, 2016
Carrying value	$9,337	$(987)	$—	$8,350
Accumulated other comprehensive income (loss), before tax	3,995	(706)	1,975	5,264
Investment in equity securities of Regulus, as reported	$13,332	$(1,693)	$1,975	$13,614
Accumulated other comprehensive income (loss), before tax	$3,995	$(706)	$1,975	$5,264
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$(28,797)	$(706)	$1,975	$(27,528)

The following tables summarize the fair value, accumulated other comprehensive income (loss) and intraperiod tax allocation regarding our investment in Regulus available-for-sale marketable securities at September 30, 2017 and 2016, and for the activity recorded for the nine months ended September 30, 2017 and 2016, in thousands:

Description	At December 31, 2016	Sales of Regulus Shares During Nine Months Ended September 30, 2017	All Other Activity During Nine Months Ended September 30, 2017	Balance at September 30, 2017
Carrying value	$8,093	$(7,485)	$(608)	$—
Accumulated other comprehensive income (loss), before tax	904	1,894	(2,798)	—
Investment in equity securities of Regulus, as reported	$8,997	$(5,591)	$(3,406)	$—
Accumulated other comprehensive income (loss), before tax	$904	$1,894	$(2,798)	$—
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$(31,888)	$1,894	$(2,798)	$(32,792)

Description	At December 31, 2015	Sales of Regulus Shares During Nine Months Ended September 30, 2016	All Other Activity During Nine Months Ended September 30, 2016	Balance at September 30, 2016
Carrying value	$11,935	$(3,585)	$—	$8,350
Accumulated other comprehensive income (loss), before tax	39,484	(6,816)	(27,404)	5,264
Investment in equity securities of Regulus, as reported	$51,419	$(10,401)	$(27,404)	$13,614
Accumulated other comprehensive income (loss), before tax	$39,484	$(6,816)	$(27,404)	$5,264
Intraperiod tax allocation recorded as a benefit from income taxes	(32,792)	—	—	(32,792)
Accumulated other comprehensive income (loss), net of tax	$6,692	$(6,816)	$(27,404)	$(27,528)

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

The following tables summarize our marketable securities, other than our holdings in Regulus noted above, at September 30, 2017 and December 31, 2016, in thousands:

	At September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$16,449	$—	$—	$16,449
Commercial paper	48,201	—	—	48,201
Corporate notes	340,014	30	(243)	339,801
U.S. government-sponsored enterprise securities	330,888	—	(695)	330,193
U.S. treasury securities	63,189	—	(41)	63,148
Total	$798,741	$30	$(979)	$797,792

	At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$17,999	$—	$—	$17,999
Commercial paper	59,340	—	—	59,340
Corporate notes	334,266	47	(441)	333,872
U.S. government-sponsored enterprise securities	298,910	9	(1,146)	297,773
U.S. treasury securities	40,022	1	(23)	40,000
Total	$750,537	$57	$(1,610)	$748,984

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at September 30, 2017, in thousands:

	At September 30, 2017
	Amortized Cost	Fair Value
Less than one year	$747,060	$746,249
Greater than one year but less than two years	51,681	51,543
Total	$798,741	$797,792

5. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

In April 2016, we purchased 12 acres of undeveloped land in Norton, Massachusetts. We are constructing a manufacturing facility at this site for drug substance, including small interfering RNAs, or siRNAs, and siRNA conjugates, for clinical and commercial use. At September 30, 2017 and December 31, 2016, property, plant and equipment, net, on our condensed consolidated balance sheets reflects $116.2 million and $73.2 million, respectively, of land and associated costs related to the construction of our drug substance manufacturing facility.

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

The obligations of the borrower under each Credit Agreement are guaranteed by us. The obligations of the borrower and us under each Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under such Credit Agreement at such time. At each of September 30, 2017 and December 31, 2016, we have recorded $150.0 million of cash collateral in connection with the Credit Agreements as restricted investments on our condensed consolidated balance sheets.

Each Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants, including quarterly reporting obligations, as well as certain customary events of default.

During the three and nine months ended September 30, 2017, we recorded $0.5 million and $1.3 million, respectively, of interest expense related to the Credit Agreements that is reflected in other income (expense) on our condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2016, we recorded $0.3 million and $1.0 million, respectively, of interest expense related to the Credit Agreements that is reflected in other income (expense) on our condensed consolidated statements of comprehensive loss.

Litigation

From time to time, we are a party to legal proceedings in the course of our business, including the matters described below. The claims and legal proceedings in which we could be involved include challenges to the scope, validity or enforceability of patents relating to our product candidates, and challenges by us to the scope, validity or enforceability of the patents held by others. These include claims by third parties that we infringe their patents. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.  If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected. Our accounting policy for accrual of legal costs is to recognize such expenses as incurred.

Silence Litigation

On October 17, 2017, Silence Therapeutics plc, or Silence, served its previously announced claim in the High Court of England and Wales, or the High Court, issued in the name of Silence Therapeutics GmbH against Alnylam UK Ltd., Alnylam Pharmaceuticals, Inc., and The Medicines Company UK Ltd, referred to collectively as the Defendants. The claim seeks a declaration that patisiran, fitusiran, givosiran and inclisiran, together, the Products, are protected by Silence’s European Patent No. 2 258 847, or the ‘847 patent, within the meaning of the Supplementary Protection Certificate, or SPC, Regulation of the European Union. The claim alleges that any marketing authorization for any of these Products granted to any of the Defendants is a valid authorization within the meaning of the SPC Regulation, to support an application for an SPC by Silence for each of the Products, allegedly allowing Silence to extend the expiration date of their ‘847 patent on a Product by Product basis, based on the amount of time in regulatory review for each of the Products, again on a Product by Product basis, up to a statutory maximum.  In addition, Silence is seeking costs, interest and other unspecified relief.

On October 31, 2017, the Defendants acknowledged service of the claim served by Silence contesting jurisdiction of the High Court.  The Defendants have until November 14, 2017 to submit substantive arguments contesting the jurisdiction and/or to submit substantive defenses to the claim.

On October 27, 2017, we, through our affiliate Alnylam UK Ltd., and The Medicines Company UK Ltd filed and served a claim against Silence Therapeutics GmbH and Silence in the High Court seeking revocation of the ‘847 patent, as well as a declaration of non-infringement by each of the Products of the ‘847 patent, and costs and interest among other potential remedies.

Although we believe the ‘847 patent is invalid and not infringed by our Products and that, therefore, Silence would not be entitled to obtain an SPC based on any of our Products, litigation is subject to inherent uncertainty, as noted above, and a court could ultimately rule against us.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts, or the Court, seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain N-acetylgalactosamine, or GalNAc, conjugate technology. In addition to permanent injunctive relief, we are also seeking monetary damages from Dicerna. On July 10, 2015, Dicerna filed its answer to our complaint, in which it denied our claims, following which discovery proceeded. On June 7, 2017, Dicerna filed a motion requesting leave of the Court to amend its answer to our complaint to add counterclaims alleging abuse of process, tortious interference and unfair trade practices and seeking unspecified damages. We opposed the motion and do not believe the claims alleged by Dicerna are meritorious. Following a hearing on August 1, 2017, the Court granted Dicerna’s motion to amend its answer to add its counterclaims.  Fact discovery on our claims against Dicerna ended on August 16, 2017, and expert discovery on those claims is underway.  Fact and expert discovery on issues related to Dicerna’s counterclaims will continue until February 2, 2018.  On September 27, 2017, we filed a motion to dismiss Dicerna’s counterclaims.  The motion was denied on October 24, 2017, and we intend to vigorously defend against those claims. The trial for this lawsuit now is scheduled for April 23, 2018.

In addition, on August 8, 2017, Dicerna filed a new complaint in the United States District Court for the District of Massachusetts asserting a claim for attempted monopolization under the Sherman Antitrust Act.  Dicerna’s allegations related to its new claim largely overlap with its counterclaims in the state court action.  We do not believe the claim is meritorious and on October 23, 2017, we filed a motion to dismiss the antitrust lawsuit.

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

Specifically, our broad pipeline of investigational RNAi therapeutics is focused in three Strategic Therapeutic Areas, or “STArs:” Genetic Medicines, with multiple product candidates for the treatment of rare diseases; Cardio-Metabolic Diseases, with product candidates directed toward genetically validated, liver-expressed disease targets for unmet needs in cardiovascular and metabolic diseases; and Hepatic Infectious Diseases, with product candidates designed to address the major global health challenges of hepatic infectious diseases, beginning with hepatitis B and hepatitis D viral infections. We are focused on advancement of our Alnylam 2020 strategy for the development and commercialization of RNAi therapeutics as a potential new class of innovative medicines. Specifically, our goal is to achieve, by the end of 2020, a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs. Our most advanced investigational RNAi therapeutic, patisiran, targets the transthyretin, or TTR, gene for the treatment of patients with hereditary TTR-mediated amyloidosis, or hATTR, amyloidosis. In early November 2017, we reported positive complete results from our APOLLO Phase 3 study of patisiran. Based on the positive APOLLO data, we plan to submit our first new drug application, or NDA, for patisiran by the end of 2017, and a marketing authorization application, or MAA, shortly thereafter. In July 2017, we announced the initiation of our ATLAS Phase 3 program for fitusiran. This global, multicenter clinical program is designed to evaluate the safety and efficacy of fitusiran in three separate trials, including patients with hemophilia A and B with or without inhibitors.  In September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic serious adverse event, or SAE, and agreement with regulatory authorities on a risk mitigation strategy. We and the fitusiran study investigators have aligned on a risk management plan for further advancement of fitusiran and are now conferring with global regulators with the goal of resuming dosing as soon as possible, potentially by the end of 2017. In addition, we recently announced that we have initiated our ENVISION Phase 3 clinical study of givosiran for the treatment of acute hepatic porphyrias.  Finally, our partner The Medicines Company, or MDCO, has announced that it has initiated its Phase 3 study of inclisiran, an investigational RNAi therapeutic targeting PCSK9 in development for the treatment of hypercholesterolemia, in patients with atherosclerotic cardiovascular disease, or ASCVD.

Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Sanofi Genzyme, the specialty care global business unit of Sanofi, and MDCO.  We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At September 30, 2017, we had an accumulated deficit of $2.01 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including European operations, the construction of our drug substance manufacturing facility, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

Although we currently have multiple clinical development programs and expect to submit our first application for regulatory approval for patisiran by the end of 2017, we are unable to predict when, if ever, we will successfully develop or be able to commence sales of any product. A substantial portion of our total net revenues in recent years has been derived from collaboration revenues from strategic alliances with Takeda Pharmaceutical Company Limited, or Takeda, Monsanto Company, or Monsanto, Sanofi Genzyme and MDCO. We expect our sources of potential funding for the next several years to be derived primarily from existing and new strategic alliances, which may include license and other fees, funded research and development and milestone payments, and proceeds from the sale of equity or debt.

In May 2017, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $71.87 per share. As a result of the offering, we received aggregate net proceeds of $355.2 million, after deducting underwriting discounts and commissions and other offering expenses of $4.2 million. We have used and intend to continue to use these proceeds for general corporate purposes, including clinical trial costs and other research and development expenses, continued growth of our manufacturing, quality, commercial and medical affairs capabilities to support our transition toward a commercial-stage biopharmaceutical company, working capital, capital expenditures, and general and administrative expenses.

In addition, in May 2017, in connection with our public offering described above, Sanofi Genzyme exercised its right under our investor agreement to purchase directly from us, in a concurrent private placement, 297,501 shares of common stock, at the public offering price of $71.87 per share, resulting in proceeds to us of $21.4 million. The sale of common stock to Sanofi Genzyme was not registered as part of the public offering, though it was consummated simultaneously with the public offering.  Sanofi Genzyme currently holds approximately 11 percent of our outstanding common stock.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of product development programs.

The following is a summary of our product development programs as of October 31, 2017, that identifies those programs in which we have achieved human proof of concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, the development stage of our programs and our commercial rights to such programs:

During the third quarter of 2017 and recent period, we reported the following updates from our late-stage clinical programs:

•

We continued to advance patisiran, reporting positive complete results from our APOLLO Phase 3 clinical study in early November 2017. Specifically, patisiran met its primary endpoint, the Modified Neuropathy Impairment score, or mNIS+7, and all secondary endpoints, including the NORFOLK Quality of Life-Diabetic Neuropathy score, or NORFOLK QOL-DN, at 18 months. In addition, patisiran achieved significant effects in the study’s cardiac subpopulation, including on disease biomarker, echocardiographic, and functional parameters. Patisiran demonstrated a favorable safety and tolerability profile relative to placebo. The most commonly reported adverse events, or AEs, for patisiran were generally mild to moderate and included peripheral edema and infusion-related reactions, or IRRs, and the frequency of deaths and SAEs was similar in the patisiran and placebo groups. We plan to submit an NDA for patisiran by the end of 2017 and an MAA shortly thereafter.

•

We continued to advance ALN-TTRsc02, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of hATTR amyloidosis, presenting updated Phase 1 data in August 2017.  We expect to initiate a Phase 3 program for ALN-TTRsc02 in 2018.

•

We continued to advance givosiran, announcing the initiation of the ENVISION Phase 3 study in November 2017.  We reached alignment with the FDA on the design of ENVISION, including an interim analysis based on reduction of urinary aminolevulinic acid, or ALA, a biomarker that the FDA considers to be reasonably likely to predict clinical benefit.  We also reached alignment on the ENVISION Phase 3 study design with the European Medicines Agency, or EMA.  We expect interim analysis results for the ENVISION Phase 3 study in mid-2018 and, pending FDA review of the program at the time of interim analysis and assuming positive results, we expect to submit an NDA at or around year-end 2018.

•

We continued to advance fitusiran, announcing the initiation of our ATLAS Phase 3 program, a global, multicenter clinical program designed to evaluate the safety and efficacy of fitusiran in patients with hemophilia A and B with or without inhibitors.

•

In September 2017, we temporarily suspended dosing in all ongoing studies of fitusiran following the observation of a fatal thrombotic SAE that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 open label extension, or OLE, study. We and the fitusiran study investigators have aligned on a risk management plan for further advancement of fitusiran and are now conferring with global regulators with the goal of resuming dosing as soon as possible, potentially by the end of 2017.

•

We and our partner MDCO recently announced that MDCO has initiated its Phase 3 study of inclisiran in patients with ASCVD. We and MDCO also announced new positive data from the ORION-1 Phase 2 study of inclisiran in August 2017.

•

In October 2017, we announced a licensing agreement with Vir Biotechnology, or Vir, for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic hepatitis B virus, or HBV, infection.

There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. For example, in October 2016, we announced the discontinuation of our revusiran clinical development program due to safety concerns and in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of any product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period, if any, in which material net cash inflows will commence from, any potential product candidate.

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

Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products in the rest of the world, referred to as the Sanofi Genzyme Territory, subject to certain broader rights. In the case of patisiran, we are advancing the product in the United States, Canada and Western Europe, while Sanofi Genzyme will advance the product in the Sanofi Genzyme Territory. In the case of fitusiran, Sanofi Genzyme has elected to opt in to co-develop and co-commercialize fitusiran in the United States, Canada and Western Europe, in addition to developing and commercializing fitusiran in the Sanofi Genzyme Territory. With respect to our Cardio-Metabolic pipeline, we intend to seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or which we may structure as global alliances, as we did in our collaboration with MDCO for the development and commercialization of our inclisiran program.  In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection. As part of this agreement, we and Vir will advance our HBV program and also initiate a research collaboration for the development and advancement of up to four additional investigational RNAi therapeutic programs for the treatment of other infectious diseases with high unmet needs.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues from collaborators	$17,096	$13,651	$51,988	$29,705
Operating expenses	142,896	120,327	404,773	338,859
Loss from operations	(125,800)	(106,676)	(352,785)	(309,154)
Net loss	$(122,937)	$(104,071)	$(348,647)	$(297,174)

Discussion of Results of Operations

Net revenues from collaborators

We generate revenues through research and development collaborations.  The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2017	2016	Dollar Change	2017	2016	Dollar Change
Sanofi Genzyme	$14,603	$7,387	$7,216	$41,255	$17,189	$24,066
MDCO	2,255	2,690	(435)	10,141	8,615	1,526
Other	238	3,574	(3,336)	592	3,901	(3,309)
Total net revenues from collaborators	$17,096	$13,651	$3,445	$51,988	$29,705	$22,283

Net revenues from collaborators increased during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 due primarily to increased services performed by us in connection with our clinical development programs for which Sanofi Genzyme has opted-in, partially offset by the achievement of a one-time milestone from another collaborator during the three months ended September 30, 2016.

We expect net revenues from collaborators to increase during the fourth quarter of 2017 as compared to the third quarter of 2017 due primarily to the achievement of a $20.0 million milestone under our agreement with MDCO upon initiation of its Phase 3 study for inclisiran in early November 2017. In addition, as a result of the temporary suspension of dosing in our fitusiran program, we now expect to achieve a milestone of $25.0 million under our agreement with Sanofi Genzyme upon dosing of the first patient following the resumption of our ATLAS Phase 3 program. We and the fitusiran study investigators have aligned on a risk management plan for further advancement of fitusiran and are now conferring with global regulators with the goal of resuming dosing as soon as possible.  We may reach alignment with regulatory authorities to resume our ATLAS Phase 3 program in late 2017, and assuming we reach alignment, anticipate that we would earn the fitusiran milestone in early 2018.

We had $76.9 million and $82.9 million of deferred revenue at September 30, 2017 and December 31, 2016, respectively, which consists primarily of payments we have received from collaborators, including Sanofi Genzyme, MDCO, Kyowa Hakko Kirin Co., Ltd. and Monsanto, but have not yet recognized pursuant to our revenue recognition policies.

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

Operating expenses

The following tables summarize our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands:

	Three Months Ended September 30,	% of Total Operating	Three Months Ended September 30,	% of Total Operating	Dollar
Description	2017	Expenses	2016	Expenses	Change
Research and development	$95,252	67%	$97,936	81%	$(2,684)
General and administrative	47,644	33%	22,391	19%	25,253
Total operating expenses	$142,896	100%	$120,327	100%	$22,569

	Nine Months Ended September 30,	% of Total Operating	Nine Months Ended September 30,	% of Total Operating	Dollar
Description	2017	Expenses	2016	Expenses	Change
Research and development	$272,863	67%	$277,381	82%	$(4,518)
General and administrative	131,910	33%	61,478	18%	70,432
Total operating expenses	$404,773	100%	$338,859	100%	$65,914

Research and development.  The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
Research and development
Compensation and related	$24,888	26%	$22,575	23%	$2,313
Clinical trial	24,587	26%	26,031	27%	(1,444)
Stock-based compensation	15,090	16%	9,341	10%	5,749
External services	11,054	12%	10,704	11%	350
Facilities-related	7,798	8%	7,335	7%	463
Manufacturing	6,999	7%	15,993	16%	(8,994)
Lab supplies and materials	2,929	3%	2,187	2%	742
Other	1,907	2%	3,770	4%	(1,863)
Total research and development expenses	$95,252	100%	$97,936	100%	$(2,684)

Research and development expenses decreased slightly during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due primarily to a decrease in manufacturing expenses primarily related to our decision in October 2016 to discontinue development of revusiran, partially offset by increased stock-based compensation expense related to our accounting for certain performance-based stock option awards, the achievement of which became probable as a result of the positive APOLLO Phase 3 topline results for patisiran that we announced in September 2017.

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
Research and development
Compensation and related	$71,406	26%	$65,036	23%	$6,370
Clinical trial	65,271	24%	69,928	25%	(4,657)
Stock-based compensation	37,035	14%	32,974	12%	4,061
Manufacturing	36,466	13%	37,813	14%	(1,347)
External services	26,568	10%	33,666	12%	(7,098)
Facilities-related	23,324	8%	21,781	8%	1,543
Lab supplies and materials	7,800	3%	5,904	2%	1,896
Other	4,993	2%	10,279	4%	(5,286)
Total research and development expenses	$272,863	100%	$277,381	100%	$(4,518)

Research and development expenses decreased slightly during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due primarily to decreases in external services expenses related to preclinical activities, clinical trial expenses and manufacturing expenses as a result of our decision in October 2016 to discontinue development of revusiran, partially offset by increased compensation and related and stock-based compensation expenses as a result of an increase in headcount during the period as we expand and advance our development pipeline.

We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses will increase during the fourth quarter of 2017 as compared to the third quarter of 2017 as we continue to develop our pipeline, advance our product candidates into later-stage development and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results and regulatory review of our product candidates and programs.

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

General and administrative.  The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
General and administrative
Consulting and professional services	$14,871	31%	$6,610	30%	$8,261
Compensation and related	14,386	30%	6,128	27%	8,258
Stock-based compensation	10,865	23%	6,240	28%	4,625
Facilities-related	2,802	6%	1,869	8%	933
Other	4,720	10%	1,544	7%	3,176
Total general and administrative expenses	$47,644	100%	$22,391	100%	$25,253

General and administrative expenses increased during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due primarily to an increase in commercial and medical affairs headcount to support corporate growth and to prepare for the potential launch of our first commercial product. In addition, stock-based compensation expense increased related to our accounting for certain performance-based stock option awards, the achievement of which became probable as a result of the positive APOLLO Phase 3 topline results for patisiran that we announced in September 2017.

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Dollar
Description	2017	Category	2016	Category	Change
General and administrative
Consulting and professional services	$42,435	32%	$16,616	27%	$25,819
Compensation and related	40,327	30%	14,824	24%	25,503
Stock-based compensation	28,667	22%	21,903	36%	6,764
Facilities-related	7,579	6%	3,986	6%	3,593
Other	12,902	10%	4,149	7%	8,753
Total general and administrative expenses	$131,910	100%	$61,478	100%	$70,432

General and administrative expenses increased during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due primarily to an increase in commercial and medical affairs headcount to support corporate growth and to prepare for the potential launch of our first commercial product.

We expect that general and administrative expenses will increase slightly during the fourth quarter of 2017 as compared to the third quarter of 2017 as we continue to grow our operations, including the continued build-out of our commercial infrastructure.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2017	2016
Net loss	$(348,647)	$(297,174)
Adjustments to reconcile net loss to net cash used in operating activities	79,592	61,375
Changes in operating assets and liabilities	(10,687)	6,435
Net cash used in operating activities	(279,742)	(229,364)
Net cash (used in) provided by investing activities	(129,773)	42,200
Net cash provided by financing activities	417,943	174,750
Net increase (decrease) in cash and cash equivalents	8,428	(12,414)
Cash and cash equivalents, beginning of period	193,617	180,895
Cash and cash equivalents, end of period	$202,045	$168,481

Since we commenced operations in 2002, we have generated significant losses. At September 30, 2017, we had an accumulated deficit of $2.01 billion. At September 30, 2017, we had cash, cash equivalents and fixed income marketable securities of $999.8 million, compared to $942.6 million at December 31, 2016, in each case excluding the $150.0 million of restricted investments related to our term loan agreements.

In May 2017, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $71.87 per share. As a result of the offering, we received aggregate net proceeds of $355.2 million, after deducting underwriting discounts and commissions and other offering expenses of $4.2 million. We have used and intend to continue to use these proceeds for general corporate purposes, including clinical trial costs and other research and development expenses, continued growth of our manufacturing, quality, commercial and medical affairs capabilities to support our transition toward a commercial-stage biopharmaceutical company, working capital, capital expenditures, and general and administrative expenses.

Sanofi Genzyme has certain rights to purchase additional shares from us under our investor agreement. In May 2017, in connection with our public offering described above, Sanofi Genzyme exercised its right to purchase directly from us, in a concurrent private placement, 297,501 shares of common stock, resulting in proceeds to us of $21.4 million. In addition, Sanofi Genzyme has the right at the beginning of each year to purchase a number of shares of our common stock based on the number of shares we issued during the previous year for compensation-related purposes. Sanofi Genzyme exercised this right to purchase directly from us 205,030 shares of our common stock on February 1, 2016 for $14.3 million. In January 2017, Sanofi Genzyme elected not to exercise its compensation-related right for 2016.  Sanofi Genzyme currently holds approximately 11 percent of our outstanding common stock.

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, certificates of deposit and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the nine months ended September 30, 2017 or 2016.

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

The increase in net cash used in operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase in our net loss resulting from additional activities to support corporate growth and to prepare for the potential launch of our first commercial product.

Investing activities

For the nine months ended September 30, 2017, net cash used in investing activities was due primarily to purchases of property, plant and equipment of $83.5 million, primarily in connection with construction of our drug substance manufacturing facility, and activity related to our fixed income marketable securities in accordance with management of our liquidity needs. For the nine months ended September 30, 2016, net cash provided by investing activities was due primarily to activity related to our fixed income marketable securities in accordance with management of our liquidity needs and $150.0 million of purchases of restricted investments related to our term loan agreements.

Financing activities

For the nine months ended September 30, 2017, net cash of $417.9 million provided by financing activities was due primarily to proceeds of $355.2 million received from our May 2017 underwritten public offering, proceeds of $41.6 million from the issuance of common stock in connection with stock option exercises and pursuant to our employee stock purchase plan, and proceeds of $21.4 million received from our issuance of common stock to Sanofi Genzyme in May 2017.  For the nine months ended September 30, 2016, net cash of $174.8 million provided by financing activities was due primarily to our term loan agreements, as well as proceeds of $14.3 million received from our issuance of common stock to Sanofi Genzyme in February 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research, development and early commercial activities. Our fixed income marketable securities consist primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2017, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $2.3 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the nine months ended September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and senior vice president, chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and senior vice president, chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have concentrated our efforts and therapeutic product research and development on RNAi technology and our future success depends on the successful development of this technology and products based on it. Neither we nor any other company has received regulatory approval to market therapeutics utilizing siRNAs, the class of molecule we are trying to develop into drugs. The scientific discoveries that form the basis for our efforts to discover and develop new drugs are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is still limited. Skepticism as to the feasibility of developing RNAi therapeutics has been expressed in scientific literature. For example, there are potential challenges to achieving safe RNAi therapeutics based on the so-called off-target effects and activation of the interferon response. In addition, decisions by other companies with respect to their RNAi development efforts or their adoption of different or related technologies and the potential success of any such different or related technologies may increase skepticism in the marketplace regarding the potential for RNAi therapeutics.

Relatively few product candidates based on these discoveries have ever been tested in humans. siRNAs may not naturally possess the inherent properties typically required of drugs, such as the ability to be stable in the body, or the ability to enter cells within relevant tissues in order to exert their effects. We currently have limited data to suggest that we can introduce these properties into siRNAs. We have spent and expect to continue to spend large amounts of money developing siRNAs that possess the properties typically required of drugs, and to date, we have only taken one product candidate through Phase 3 development. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, in October 2016, we discontinued development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of patients with cardiomyopathy due to hATTR amyloidosis, due to safety concerns.  We conducted a comprehensive evaluation of the revusiran data and reported the results of this evaluation in August 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study.  We may not succeed in developing products that gain regulatory approval and succeed in the marketplace, we may not become profitable and the value of our common stock will decline.

Further, our focus solely on RNAi technology for developing drugs, as opposed to multiple, more proven technologies for drug development, increases the risks associated with the ownership of our common stock. If we are not successful in developing and commercializing a product using RNAi technology, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.

Risks Related to Our Financial Results and Need for Financing

We have a history of losses and may never become and remain consistently profitable.

We have experienced significant operating losses since our inception. At September 30, 2017, we had an accumulated deficit of $2.01 billion. To date, we have not received regulatory approval to market or sell any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues until at the earliest 2018, assuming we receive marketing approval for patisiran. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. Until we are successful in obtaining regulatory approval for our product candidates and successful in commercializing such products, we anticipate that  a significant portion of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

We will require substantial additional funds to complete our research, development and commercialization activities and if additional funds are not available, we may need to critically limit, significantly scale back or cease our operations.

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
•

the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical studies, obtain regulatory approvals, prepare for commercialization of our product candidates and obtain and maintain licenses to third-party intellectual property;

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Sanofi Genzyme provides Sanofi Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Sanofi Genzyme owns less than 7.5 percent of our outstanding common stock, subject to certain additional limited rights of Sanofi Genzyme to maintain its ownership percentage. In accordance with the investor agreement, to date, Sanofi Genzyme has exercised its right to purchase an additional 344,448 shares of our common stock in connection with our acquisition of Sirna in March 2014, an aggregate of 401,281 shares of our common stock based on its 2014 and 2015 compensation-related rights and an aggregate of 1,042,067 shares of our common stock in connection with our public offerings in January 2015 and May 2017. These purchases allowed Sanofi Genzyme to maintain its ownership level of our outstanding common stock. Sanofi Genzyme currently holds approximately 11 percent of our outstanding common stock. While the exercise of these rights by Sanofi Genzyme has provided us with an additional $147.7 million in cash to date, and while any exercise of these rights by Sanofi Genzyme in the future will provide us with further additional cash, these exercises have caused, and any future exercise of these rights by Sanofi Genzyme will also cause further, dilution to our stockholders. In January 2017, Sanofi Genzyme elected not to exercise its 2016 compensation-related right.  In November 2016, Sanofi Genzyme elected to expand its regional rights for fitusiran and opt-in to co-develop and co-commercialize fitusiran in the United States, Canada and Western Europe, in addition to developing and commercializing the product in the Sanofi Genzyme Territory. In connection with the exercise of this right, Sanofi Genzyme paid us in January 2017 for its incremental share of co-development costs incurred from January 2016 to September 2016, in accordance with the 2014 Sanofi Genzyme collaboration. Going forward, Sanofi Genzyme will share in 50 percent of certain development and sales and marketing costs for fitusiran, which will result in increased expense reimbursement to us. Sanofi Genzyme also has a right to elect a co-development/co-commercialize license for ALN-TTRsc02.

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

At September 30, 2017, we had $999.8 million in cash, cash equivalents and fixed income marketable securities, excluding the $150.0 million of restricted investments related to our term loan agreements. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We currently are developing capabilities for sales or distribution and also have early capabilities for marketing, sales and market access, as well as limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme has the right to develop and commercialize our current and future Genetic Medicine products principally in the rest of the world, subject to certain broader rights. With respect to our Cardio-Metabolic Disease pipeline, we intend to seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or we may structure as global alliances, as we did in our collaboration with MDCO to advance inclisiran. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection.

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Sanofi Genzyme for the development and commercialization of patisiran, fitusiran and potentially other of our Genetic Medicine programs in territories outside of the United States, Canada and Western Europe, and (ii) MDCO for all future development and commercialization of inclisiran worldwide. If Sanofi Genzyme and/or MDCO are not successful in their commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected. Sanofi Genzyme has a right to elect a co-development/co-commercialize license for ALN-TTRsc02.  Sanofi Genzyme also has the right to elect one global license for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of our 2014 collaboration. Sanofi Genzyme could elect its global license for lumasiran (ALN-GO1), an investigational RNAi therapeutic targeting glycolate oxidase for the treatment of primary hyperoxaluria type 1.  If Sanofi Genzyme elects to take a global license to lumasiran or another of our programs, we will no longer control the development of such program and any revenues we receive will depend solely on the success of Sanofi Genzyme’s efforts.  In addition, Sanofi Genzyme may elect not to opt into one or more of our Genetic Medicine programs.  For example, during 2016, Sanofi Genzyme elected not to take a regional license for our givosiran and cemdisiran (ALN-CC5) programs.  While we intend to advance these programs independently, retaining global development and commercial rights, our ability to advance these programs and successfully develop and commercialize these product candidates may be adversely affected as a result of Sanofi Genzyme’s decision.

We may not be successful in entering into future alliances on terms favorable to us due to various factors, including our ability to successfully demonstrate proof of concept for our technology in humans, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have third parties manufacture RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. For example, our decision in October 2016 to discontinue development of revusiran could make it more difficult for us to attract collaborators due to concerns around the safety and/or efficacy of our technology platform or product candidates. In addition, our decision in September 2017 to temporarily suspend dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy could contribute to further concerns about the safety of our therapeutic candidates. Even if we do succeed in securing any such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property, we are unable to secure adequate reimbursement from payors or sales of an approved drug are lower than we expected.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances.  For example, Sanofi Genzyme has the right to terminate our collaboration on a product-by-product basis in the event of certain safety concerns.  If Sanofi Genzyme were to terminate a particular program, we may have to expend significantly more on the development and commercialization of such product candidate. Moreover, our agreement with MDCO relating to the development and commercialization of inclisiran worldwide may be terminated by MDCO at any time upon four months’ prior written notice. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant amounts of financial and management resources.

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research, development and/or commercialization of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop expanded sales and marketing capabilities outside of the United States and EU on a more expedited timeline, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Arbutus Biopharma Corporation, or ABC (formerly Tekmira Pharmaceuticals Corporation) and Protiva Biotherapeutics, Inc., a wholly owned subsidiary of ABC, and together with ABC, referred to as Arbutus, filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Arbutus regarding the achievement by Arbutus of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015. In March 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. Arbutus did not appeal this ruling.

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

We rely on independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring, auditing and data management services. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third party to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to meet deadlines, our development plans and/or regulatory reviews for marketing approvals may be delayed or terminated, including, for example, review of our planned NDA and MAA filings for patisiran. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties, including Agilent, to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of Agilent or any other CMO to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could adversely affect our business in a number of ways, including:

•	we or our current or future collaborators may not be able to initiate or continue clinical trials of product candidates that are under development;
•	we or our current or future collaborators may be delayed in submitting regulatory applications, or receiving regulatory approvals, for our product candidates, including patisiran;
•	we may lose the cooperation of our collaborators;
•	our facilities and those of our CMOs, and our products could be the subject of inspections by regulatory authorities that could have a negative outcome and result in delays in supply;
•	we may be required to cease distribution or recall some or all batches of our products or take action to recover clinical trial material from clinical trial sites; and
•	ultimately, we may not be able to meet commercial demands for our products.

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

We have no sales or distribution experience and only early capabilities for marketing, sales and market access. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize the majority of our products on our own in the United States, Canada and the EU, as well as globally in the case of givosiran. Accordingly, we will need to develop internal sales, distribution and marketing capabilities as part of our core product strategy initially in the United States, Canada and the EU, and longer-term on a global basis, which will require significant financial and management resources. For the majority of our Genetic Medicine programs where we will perform sales, marketing and distribution functions ourselves in the United States, Canada and Western Europe, including patisiran, if approved, and for future Cardio-Metabolic and Hepatic Infectious Disease products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:

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

If we are unable to develop our own sales, marketing and distribution capabilities in the United States, Canada and the EU for patisiran and other products, as well as globally for certain products, we will not be able to successfully commercialize our products in our sales territories without reliance on third parties.

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

Risks Related to Managing Our Operations

If we are unable to attract and retain qualified key management and scientists, development, medical and commercial staff, consultants and advisors, our ability to implement our business plan may be adversely affected.

We are highly dependent upon our senior management and our scientific, clinical and medical staff. The loss of the service of any of the members of our senior management, including Dr. John Maraganore, our Chief Executive Officer, may significantly delay or prevent the achievement of product development and commercialization, and other business objectives. Our employment arrangements with our key personnel are terminable without notice. We do not carry key person life insurance on any of our employees.

We have grown our workforce significantly over the past several years and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may experience disappointing results in a clinical program and our stock price may decline as a result, as was the case following our decision in October 2016 to discontinue our revusiran program, and, to less of an extent, following our temporary suspension of dosing in our fitusiran program in September 2017.  As a result, we may face additional challenges in attracting and retaining employees. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

We may have difficulty expanding our operations successfully as we evolve from a U.S.-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.

We expect that as we increase the number of product candidates we are developing we will also need to expand our operations in the United States and continue to build operations in the EU and eventually other geographies. Based on the positive data recently reported from our APOLLO Phase 3 study of patisiran, we plan to file an NDA by the end of 2017 and an MAA shortly thereafter.  Assuming regulatory approvals, we are preparing to commercialize patisiran in 2018. As noted above, we grew our workforce significantly during 2016 and during the first nine months of 2017 and anticipate continuing to hire additional employees, including employees in the EU, as we focus on the potential commercial launch of patisiran and achieving our Alnylam 2020 strategy. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our operations in the United States, the EU and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to expand our development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities in the United States and the EU, as well as other geographies, or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. In October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including several internal programs and one partnered program currently in Phase 3 development, as well as several earlier stage clinical programs. We recently reported positive complete results from our APOLLO Phase 3 clinical trial for our lead product candidate, patisiran, and expect to file an NDA by the end of 2017 and an MAA shortly thereafter.  However, we may not be able to further advance these or any other product candidate through clinical trials and regulatory approval.

If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, in June 2017, we announced updated results from our Phase 1 clinical trial of givosiran. Although the clinical data from this trial are encouraging, the data are preliminary in nature, based on a limited number of patients with acute intermittent porphyria, or AIP. These data, or other positive data, may not continue for patients with AIP, and may not be repeated or observed in our ENVISION Phase 3 study.  There can be no assurance that our studies with givosiran will ultimately be successful or support further clinical advancement or regulatory approval of this product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, patisiran, fitusiran, givosiran and our other product candidates each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective.

In addition, we, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may delay initiation of or suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or related product on healthy volunteer subjects or patients in a clinical trial could result in our decision, or a decision by the FDA or foreign regulatory authorities, to suspend or terminate the trial, or, in the case of regulatory agencies, a refusal to approve a particular product candidate for any or all indications of use. For example, in October 2016, we announced our decision to discontinue development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of patients with cardiomyopathy due to hATTR amyloidosis. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee, or DMC, to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients as compared to those on placebo. Separately, the patisiran APOLLO DMC met at our request following our decision to discontinue development of revusiran, and recommended continuation of the APOLLO Phase 3 trial of patisiran, without modification.  We conducted a comprehensive evaluation of the revusiran data and reported the results of our evaluation on August 9, 2017.  Following our evaluation, we continue to believe that the decision to discontinue development of revusiran does not affect patisiran, which is in development for the treatment of hATTR amyloidosis, or any of our other investigational RNAi therapeutic programs in development.  In September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. We and the fitusiran study investigators have aligned on a risk management plan for further advancement of fitusiran and are now conferring with global regulators with the goal of resuming dosing as soon as possible, but the timing for the resumption of dosing and the scope of the eligible patient population for our fitusiran Phase 3 studies remains uncertain.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. Moreover, given the recent temporary suspension of dosing in our fitusiran studies due to a fatal thrombotic SAE, people with hemophilia may be more reluctant to enroll in our ATLAS Phase 3 program when it is resumed. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, can result in increased costs, longer development times or termination of a clinical trial.

Although our investigational RNAi therapeutics have been generally well tolerated in our clinical trials to date, new safety findings may emerge. For example, as noted above, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 OLE study. In addition, in October 2016, we made the decision to discontinue our revusiran program. Following reports in the revusiran Phase 2 OLE study of new onset or worsening peripheral neuropathy, the revusiran ENDEAVOUR Phase 3 study DMC assembled in early October 2016 at our request to review these reports and ENDEAVOUR safety data on an unblinded basis. The DMC did not find conclusive evidence for a drug-related neuropathy signal in the ENDEAVOUR trial, but informed us that the benefit-risk profile for revusiran no longer supported continued dosing. We subsequently reviewed unblinded ENDEAVOUR data which revealed an imbalance of mortality in the revusiran arm as compared to placebo. Further, a review by us in 2017 of the ENDEAVOUR results subsequent to the completion of follow-up of the patients post-dosing discontinuation revealed an imbalance in new onset or worsening peripheral neuropathy in the revusiran arm as compared to placebo. We had previously reported, in July 2016, preliminary data from our revusiran Phase 2 OLE study for 12 patients who had reached the 12-month endpoint as of the data transfer date of May 26, 2016. SAEs were observed in 14 patients, one of which, a case of lactic acidosis, was deemed possibly related to the study drug and the patient discontinued treatment. There were a total of seven deaths reported at that time in the revusiran OLE study, all of which were unrelated to the study drug.  The majority of the AEs were mild or moderate in severity; injection site reactions, or ISRs, were reported in 12 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of May 26, 2016.

In our patisiran APOLLO Phase 3 study in patients with polyneuropathy due to hATTR amyloidosis, the most commonly reported AEs that occurred more frequently in patisiran patients were peripheral edema and IRRs. These were generally mild to moderate in severity and only one patient discontinued from the APOLLO study due to an IRR. Compared to placebo, patisiran treatment was associated with fewer treatment discontinuations and fewer study withdrawals due to AEs. The incidence of SAEs across the patisiran and placebo groups was similar and the SAEs reported in two or more patients in the patisiran group included: diarrhea, cardiac failure, congestive cardiac failure, orthostatic hypotension, pneumonia and atrioventricular block complete. These were all considered unrelated to patisiran, except for one SAE of diarrhea. SAEs occurred with similar frequency in the placebo group, except for diarrhea. Deaths were recorded with a similar incidence across the patisiran and placebo treatment groups and no deaths were considered related to the study drug.

In addition, in our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. As demonstrated by the discontinuation of our revusiran program in October 2016 and the temporary suspension of dosing in September 2017 in our fitusiran studies, the occurrence of SAEs and/or AEs can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority, or refusal to approve a particular product candidate for any or all indications of use.

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

Even if we successfully complete clinical trials of our product candidates, as is the case with patisiran, any given product candidate may not prove to be a safe and effective treatment for the disease for which it was being tested.

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

Based on the positive complete results from our APOLLO Phase 3 clinical trial that we recently reported, we expect to file our first NDA for patisiran at the end of 2017 and an MAA shortly thereafter.  Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from patisiran or any product candidate for which we may seek approval in the future. Furthermore, any regulatory approval to market patisiran or any other product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we could be required to adopt a similar plan, known as a risk management plan, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

Following any initial regulatory approval of patisiran and any other drugs we may develop, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of patisiran or other drug products required as a condition of approval or agreed to by us. Any regulatory approvals that we receive for patisiran or our other product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

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

In addition, our estimates regarding the potential market size for patisiran or our other product candidates may be materially different from what we currently expect at the time we commence commercialization, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition.

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

If we or our collaborators, CMOs or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell patisiran or our other products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

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

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are actively monitoring these regulations as we prepare to file for regulatory approval for patisiran in the U.S. and the EU and several of our other programs move into late stages of development, however, a number of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for such programs for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

Our ability to commercialize patisiran or any other products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, patisiran and our other products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for patisiran or any other products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected.

We currently expect that some of the drugs we develop may need to be administered under the supervision of a physician or other healthcare professional on an outpatient basis, including patisiran. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if:

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

As a result of the 2016 election in the United States, there is great political uncertainty concerning the fate of the PPACA and other healthcare laws. Members of the United States Congress and the Trump Administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the PPACA, but it is uncertain whether such legislation will be enacted, what the scope of any replacement law (if any) would encompass or what the ultimate impact of any executive orders might be.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. Following the decision to discontinue clinical development of revusiran, we conducted a comprehensive evaluation of available revusiran data. We reported the results of this evaluation on August 9, 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study. In addition, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. Notwithstanding the risks undertaken by all persons who participate in clinical trials, and the information on risks provided to study investigators and patients participating in revusiran and fitusiran studies, it is possible that product liability claims will be asserted against us relating to the worsening of a patient’s condition, injury or death alleged to have been caused by revusiran or fitusiran. Such claims might not be fully covered by product liability insurance. If we succeed in marketing products, including patisiran, product liability claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

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

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA therapeutic candidates. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates.  Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products or perform research and development or other activities covered by such patents. For example, Silence Therapeutics plc, or Silence, issued and has now served, a claim in the High Court of England and Wales, naming us, our wholly owned subsidiary Alnylam UK Ltd., and The Medicines Company UK Ltd as co-defendants. The claim seeks a declaration that Silence is entitled to supplementary protection certificates, or SPCs, based on a European patent held by Silence, that Silence alleges covers certain of our product candidates. An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the potential expiration date to 2028. While we have not yet filed in court our formal response to the claim issued by Silence, we have stated that we do not believe that any of our products infringe any valid patent held by Silence, and that we will vigorously defend any claim brought against us by Silence.  On October 27, 2017, we, through our affiliate Alnylam UK Ltd., and The Medicines Company UK Ltd filed and served a claim against Silence Therapeutics GmbH and Silence in the High Court of England and Wales seeking revocation of Silence’s patent, as well as a declaration of non-infringement by each of the products of such patent, and costs and interest among other potential remedies.

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

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, The University of Utah, or Utah, filed a complaint against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and the University of Massachusetts, claiming that a professor of Utah was the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah was seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, the court granted our motions for summary judgment, and dismissed Utah’s state law damages claims as well.  During the pendency of this litigation, as well as the Arbutus litigation described above, we incurred significant costs, and in each case, the litigation diverted the attention of our management and other resources that would otherwise have been engaged in other activities.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. For example, in 2013, Arbutus (formerly Tekmira) notified us that it believed it had achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We notified Arbutus that we did not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Arbutus had not yet met the conditions of the milestone and was not entitled to payment at the time. The Arbutus arbitration hearing was held in May 2015. On March 9, 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. Arbutus did not appeal this ruling.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we are developing patisiran for the treatment of hATTR amyloidosis. In November 2017, we reported positive complete results from our APOLLO Phase 3 clinical trial and generally encouraging safety data, and we expect to submit our first NDA for patisiran by the end of 2017 and an MAA shortly thereafter.  We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer in Europe and certain countries outside the United States, as well as product candidates in various stages of clinical development, including an investigational drug being developed by Ionis.  In October 2017, Ionis reported positive efficacy data and limited safety data from its Phase 3 clinical trial in hATTR amyloidosis, including thrombocytopenia and renal insufficiency SAEs. While we believe that patisiran will have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and even if approved, it may not achieve commercial success.

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

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of F. Hoffmann-La Roche Ltd, and Takeda have obtained non-exclusive licenses, and Arrowhead, as the assignee of Novartis Pharma AG, has obtained specific exclusive licenses for 30 gene targets, to certain aspects of our technology that give them the right to compete with us in certain circumstances. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target messenger RNAs, or mRNAs, in order to suppress the activity of specific genes. Ionis is currently marketing an antisense drug and has several antisense product candidates in clinical trials, including one for the treatment of hATTR amyloidosis. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

Sanofi Genzyme currently holds approximately 11 percent of our outstanding common stock and has the right to increase its ownership up to 30 percent, as well as the right to maintain its ownership percentage through the term of our collaboration, subject to certain limitations. This concentration of ownership may harm the market price of our common stock by:

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

ITEM 5. OTHER INFORMATION.

On November 7, 2017, we entered into an individual Change in Control, or CIC, Agreement with each member of our management board, including Karen Anderson, Dr. Emmanuel Dulac, Dr. Pushkal Garg, Barry Greene, Dr. Yvonne Greenstreet, Laurie Keating, Dr. John Maraganore, Manmeet Soni and Dr. Akshay Vaishnaw. The CIC Agreements entitle each management board member to certain benefits in the event of certain terminations of employment with us within 12 months following a CIC.  The terms of the CIC Agreements are described below and such description is qualified in its entirety by reference to the Form of CIC Agreement, which is being filed with this Quarterly Report on Form 10-Q as Exhibit 10.1, and is incorporated herein by reference.

Pursuant to each CIC Agreement, if a management board member is terminated by us without Cause or if a management board member terminates his or her employment for Good Reason, in either case, within 12 months following a CIC, such management board member will be entitled to receive (i) a lump sum cash payment equal to the sum of one and a half times (A) his or her annual base salary in effect immediately prior to termination (or prior to the CIC, if higher) plus (B) his or her target bonus for the fiscal year in which the CIC occurred and (ii) if the management board member was participating in our group health plan immediately prior to such termination and elects continuation coverage under COBRA, a monthly cash payment for 18 months (or the expiration of the COBRA continuation period, if earlier) equal to the monthly employer contribution we would have paid to provide the management board member with health insurance if he or she had remained employed. In addition, all of a management board member’s outstanding unvested stock options and other stock-based awards shall immediately accelerate and become fully exercisable or nonforfeitable.  Receipt of these payments and benefits is subject to execution of a general release of claims in favor of us.

If any payment and benefits to be paid or provided to a management board member, whether pursuant to the terms of a CIC Agreement or otherwise, would be subject to “golden parachute” excise taxes under the Internal Revenue Code, the payments and benefits will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the management board member.

Each CIC Agreement will terminate upon the earlier of (i) a management board member’s termination of employment with us for any reason prior to a CIC, (ii) a management board member’s termination of employment with the Company after a CIC other than for Cause or Good Reason or (iii) the date that is 12 months after a CIC, if the management board member is still employed by the Company.

The terms Cause, Good Reason and CIC are specifically defined in each CIC Agreement.

ITEM 6. EXHIBITS.

10.1	Form of Change in Control Agreement.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 7, 2017	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2017	/s/ Manmeet S. Soni
Manmeet S. Soni
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)