Form 10-Q
period 2018-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2018-05-04
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At April 30, 2018, the registrant had 100,522,411 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$396,149	$645,361
Marketable securities	1,171,715	1,045,257
Billed and unbilled collaboration receivables	50,768	34,002
Prepaid expenses and other current assets	66,665	40,120
Total current assets	1,685,297	1,764,740
Marketable securities	648	13,919
Property, plant and equipment, net	201,979	181,900
Restricted investments	30,000	30,000
Other assets	5,215	4,171
Total assets	$1,923,139	$1,994,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,206	$28,355
Accrued expenses	63,824	72,203
Deferred rent	2,498	1,988
Deferred revenue	35,855	41,705
Total current liabilities	115,383	144,251
Deferred rent, net of current portion	10,817	6,626
Deferred revenue, net of current portion	7,676	43,075
Long-term debt	30,000	30,000
Other liabilities	4,458	4,347
Total liabilities	168,334	228,299
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 100,468,061 shares issued and outstanding at March 31, 2018; 99,666,549 shares issued and outstanding at December 31, 2017	1,005	997
Additional paid-in capital	4,009,342	3,947,552
Accumulated other comprehensive loss	(34,853)	(34,433)
Accumulated deficit	(2,220,689)	(2,147,685)
Total stockholders’ equity	1,754,805	1,766,431
Total liabilities and stockholders’ equity	$1,923,139	$1,994,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues from collaborators	$21,899	$18,960
Operating expenses:
Research and development (1)	96,857	86,984
General and administrative (1)	72,447	38,487
Total operating expenses	169,304	125,471
Loss from operations	(147,405)	(106,511)
Other income (expense):
Interest income	5,794	2,128
Other income (expense)	335	(2,907)
Total other income (expense)	6,129	(779)
Loss before income taxes	(141,276)	(107,290)
Benefit from income taxes	62	—
Net loss	$(141,214)	$(107,290)
Net loss per common share - basic and diluted	$(1.41)	$(1.25)
Weighted-average common shares used to compute basic and diluted net loss per common share	99,979	86,027
Comprehensive loss:
Net loss	$(141,214)	$(107,290)
Unrealized loss on marketable securities, net of tax	(420)	(1,936)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	1,549
Comprehensive loss	$(141,634)	$(107,677)

(1)	Stock-based compensation expenses included in operating expenses are as follows:

Research and development	$10,137	$8,691
General and administrative	9,447	7,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(141,214)	$(107,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,178	3,000
Stock-based compensation	19,584	15,717
Charge for 401(k) company stock match	942	551
Realized loss on sale of marketable equity securities	—	1,549
Other	—	608
Changes in operating assets and liabilities:
Billed and unbilled collaboration receivables	(16,766)	3,877
Prepaid expenses and other assets	(27,540)	3,708
Accounts payable	(9,042)	(11,067)
Accrued expenses and other	(11,767)	(10,855)
Deferred revenue	26,961	(128)
Net cash used in operating activities	(155,664)	(100,330)
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,257)	(36,152)
Purchases of marketable securities	(358,433)	(86,803)
Sales and maturities of marketable securities	244,876	198,031
Net cash (used in) provided by investing activities	(134,814)	75,076
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	42,094	2,769
Payments for repurchase of common stock for employee tax withholding	(572)	(53)
Net cash provided by financing activities	41,522	2,716
Net decrease in cash, cash equivalents and restricted cash	(248,956)	(22,538)
Cash, cash equivalents and restricted cash, beginning of period	646,832	195,088
Cash, cash equivalents and restricted cash, end of period	$397,876	$172,550

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	At Ended March 31,
	2018	2017
Cash and cash equivalents	$396,149	$171,079
Restricted cash included in long-term other assets	1,727	1,471
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$397,876	$172,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2017, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission, or SEC, on February 15, 2018. The year-end condensed consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP.  The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

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

Liquidity

Based on our current operating plan, we believe that our cash, cash equivalents and fixed income marketable securities at March 31, 2018, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At March 31,
	2018	2017
Options to purchase common stock	12,515	12,048
Unvested restricted common stock	157	163
	12,672	12,211

Equity

Total stockholders’ equity at March 31, 2018 decreased by $11.6 million compared to December 31, 2017. This decrease was related primarily to our net loss, partially offset during the three months ended March 31, 2018 by an adjustment to the opening balance of our accumulated deficit related to the adoption of the new revenue standard on January 1, 2018, described below under the heading “Recent Accounting Pronouncements,” as well as increases to additional paid-in capital due to proceeds from the exercise of stock options and stock-based compensation.

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt and equity securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt securities as available-for-sale. We report available-for-sale debt securities at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At March 31, 2018, the balance in our accumulated other comprehensive loss was composed solely of activity related to our fixed income marketable securities and our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We recognized $1.5 million of realized losses from sales of our Regulus available-for-sale securities as other expense in our condensed consolidated statement of comprehensive loss during the three months ended March 31, 2017. If any adjustment to fair value reflects a decline in the value of the fixed income marketable securities, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive loss. We did not record any impairment charges related to our fixed income marketable securities during the three months ended March 31, 2018 or 2017. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities, U.S. treasury securities and money market funds.

During the second quarter of 2017, we sold all our remaining holdings in Regulus. We accounted for our investment in Regulus as an available-for-sale marketable security. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. Upon sales of our available-for-sale marketable securities, we apply the aggregate portfolio approach to recognize the related tax provision or benefit into income (loss) from continuing operations. As a result, the disproportionate tax effect remains in accumulated other comprehensive income (loss) as long as we maintain an investment portfolio. At March 31, 2018 and December 31, 2017, there was $32.8 million of accumulated other comprehensive loss, net of tax, recorded on our condensed consolidated balance sheets related to our investment in Regulus.

Revenue Recognition

We have entered into collaboration agreements with leading pharmaceutical and life sciences companies, including Sanofi Genzyme, the specialty care global business unit of Sanofi, and The Medicines Company, or MDCO. The terms of our collaboration agreements may include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services, sales-based milestones and royalties on product sales.

On January 1, 2018, we adopted the new revenue standard, discussed below under the heading “Recent Accounting Pronouncements,” which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. Our adoption of the new revenue standard had a material impact on our condensed consolidated financial statements, as discussed below under the heading “Recent Accounting Pronouncements.” This new revenue standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The new revenue standard provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the new revenue standard, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable.  At contract inception, once the contract is determined to be within the scope of the new revenue standard, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation.  Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. We then allocate the transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied. Our estimate of the transaction price for each contract includes all variable consideration to which we expect to be entitled.

We recognize the transaction price allocated to upfront license payments as revenue upon delivery of the license to the customer and resulting ability of the customer to use and benefit from the license, if the license is determined to be distinct from the other performance obligations identified in the contract.  If the license is considered to not be distinct from other performance obligations, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied (i) at a point in time, but only for licenses determined to be distinct from other performance obligations in the contract, or (ii) over time; and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from license payments.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Many of our collaboration agreements entitle us to additional payments upon the achievement of performance-based milestones. These milestones are generally categorized into three types: development milestones, generally based on the advancement of our pipeline and initiation of clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a New Drug Application, or NDA, in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. For each collaboration that includes development milestone payments, we evaluate whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. Milestones tied to regulatory approval, and therefore not within our control, are considered constrained until such approval is received. Upfront and ongoing development milestones per our collaboration agreements are not subject to refund if the development activities are not successful. At the end of each subsequent reporting period, we re-evaluate the probability of a significant reversal of the cumulative revenue recognized for our milestones, and, if necessary, adjust our estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues from collaborators and loss in the period of adjustment. We exclude sales-based royalties and milestone payments from the transaction price until the sale occurs (or, if later, the underlying performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied), because the license to our intellectual property is deemed to be the predominant item to which the royalties relate as it is the primary driver of value. Currently, we have not recognized any royalty revenue resulting from any of our agreements.

The new revenue standard requires us to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the new revenue standard as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which we have sold the same performance obligation separately are not available, we are required to estimate the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Whenever we determine that a contract should be accounted for as a combined performance obligation over time, we determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue is recognized using the proportional performance method. Direct labor hours or full-time equivalents are typically used as the measure of performance. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement.

We evaluate our collaborative agreements for proper classification in our consolidated statements of comprehensive loss based on the nature of the underlying activity. Transactions between collaborators recorded in our consolidated statements of comprehensive loss are recorded on either a gross or net basis, depending on the characteristics of the collaborative relationship. We generally reflect amounts due under our collaborative agreements related to cost-sharing of development activities as revenue if we have a vendor-customer relationship with our collaborator. Costs incurred or shared with our collaboration partners that are deemed to be joint-risk sharing activities are recorded as an adjustment to the related operating expense captions.

For revenue generating arrangements where we, as a vendor, provide consideration to a licensor or collaborator, as a customer, we apply the accounting standard that governs such transactions. This standard addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the transaction price unless we receive an identifiable benefit for the payment and we can reasonably estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of the transaction price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and probable future revenues, which include any unamortized deferred revenue balances, under all arrangements with such customer, and then as an expense. Payments that are not deemed to be a reduction of the transaction price are recorded as an expense.

Consideration that does not meet the requirements to satisfy the above revenue recognition criteria is recorded as deferred revenue in the accompanying condensed consolidated balance sheets. Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreements, we have recorded on our condensed consolidated balance sheets short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that we expect will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on our current operating plan and, if our operating plan should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods. At March 31, 2018, we had short-term and long-term deferred revenue of $35.9 million and $7.7 million, respectively, related to our collaborations.

Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. At March 31, 2018, we have not capitalized any costs to obtain any of our contracts.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued a new revenue recognition standard, which we refer to as the new revenue standard, which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new revenue standard provides a five-step framework whereby revenue is recognized when control of promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. In March 2016, the FASB issued amendments to clarify the implementation standard on principal versus agent considerations. In April 2016, the FASB issued amendments to clarify the standard on accounting for licenses of intellectual property and identifying performance obligations. In May 2016, the FASB issued amendments related to collectibility, non-cash consideration, the presentation of sales and other similar taxes collected from customers and transition. The new revenue standard allows for adoption using a full retrospective method or a modified retrospective method. On January 1, 2018, we adopted the new revenue standard by applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. As a result, while reporting periods beginning on our adoption of the new revenue standard are presented under the new revenue standard, prior period amounts have not been adjusted and continue to be presented under the revenue standard in effect prior to January 1, 2018. For contracts that were modified prior to our adoption of the new revenue standard, we reflected the aggregate effect of all modifications that occurred before the beginning of the earliest period presented when identifying performance obligations and allocating the transaction price in accordance with an available practical expedient. Our implementation approach included performing a detailed review of our collaboration agreements not completed as of the transition date. In addition, we designed internal controls to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the new revenue standard, including our assessment that the impact of accounting for costs incurred to obtain a contract is immaterial. There was no impact to cash from or used in operating, financing or investing activities on our condensed consolidated statement of cash flows as a result of the adoption of the new revenue standard.

The following table summarizes the cumulative effect to our condensed consolidated balance sheet upon the adoption of the new revenue standard on January 1, 2018, in thousands:

Condensed Consolidated Balance Sheet	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Deferred revenue, current portion	$41,705	$(34,463)	$7,242
Deferred revenue, net of current portion	$43,075	$(33,747)	$9,328
Accumulated deficit	$(2,147,685)	$68,210	$(2,079,475)

The adoption of the new revenue standard resulted in a cumulative reduction of $68.2 million of deferred revenue with a corresponding adjustment to the opening balance of accumulated deficit recorded in the first quarter of 2018. This adjustment is due primarily to the application of the new revenue standard to our collaboration agreements with Sanofi Genzyme, MDCO and Kyowa Hakko Kirin Co., Ltd., or Kyowa Hakko Kirin. In addition, as a result of the cumulative reduction in deferred revenue, our corresponding deferred tax asset was reduced by $13.6 million, which was offset by a corresponding decrease to our valuation allowance. These offsetting adjustments were recorded to our accumulated deficit in the first quarter of 2018.

A substantial portion of the incremental $68.2 million adjustment is the result of the application of the new revenue standard regarding how entities should measure progress in satisfying performance obligations and the contract’s transaction price. In particular, for Sanofi Genzyme and MDCO, the adoption of the new revenue standard resulted in the recognition of previously deferred revenue of $45.7 million and $4.5 million, respectively, due to the change in the way we measure our performance under each agreement, from a straight-line method to a proportional performance model. As a result, at January 1, 2018, the balance of remaining deferred revenues was $3.5 million and $1.2 million, respectively, related to Sanofi Genzyme and MDCO. In addition, the adoption of the new revenue standard resulted in the recognition of $15.5 million of previously deferred revenue related to our Kyowa Hakko Kirin agreement. Under the revenue standard in effect at the time this agreement was executed, we had been unable to reasonably estimate our period of performance under the Kyowa Hakko Kirin agreement as we were unable to estimate the timeline of our deliverables related to the fixed-price option granted to Kyowa Hakko Kirin for any additional compounds, an obligation that was bundled with all other deliverables into a single unit of accounting. Under the new revenue standard, two distinct performance obligations were identified. The first distinct performance obligation included a license to our program targeting respiratory syncytial virus, or RSV, infection, related know-how and updates, manufacturing supply services and joint steering committee services. The second distinct performance obligation included the fixed-price option to a future follow-on compound. We allocated all consideration to the first performance obligation because the second performance obligation was deemed to have a de minimis relative selling price due to its low likelihood of occurring, in part due to our discontinuation of our RSV program. Given this fact pattern, because we do not expect to incur any future costs related to our RSV program, we concluded our performance obligations were complete in the period prior to our adoption of the new revenue standard and therefore, there would not be a future significant reversal of revenue. As a result, we recorded the $15.5 million of deferred revenue as of December 31, 2017 as an adjustment to the opening balance of our accumulated deficit on January 1, 2018.

In accordance with the new revenue standard requirements, the following tables summarize the impact of adoption on our condensed consolidated balance sheet and condensed consolidated statement of comprehensive loss, in thousands:

	At March 31, 2018
Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Deferred revenue, current portion	$35,855	$52,860	$(17,005)
Deferred revenue, net of current portion	$7,676	$25,669	$(17,993)
Accumulated deficit	$(2,220,689)	$(2,255,772)	$(35,083)

	Three Months Ended March 31, 2018
Condensed Consolidated Statement of Comprehensive Loss	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Net revenues from collaborators	$21,899	$55,026	$(33,127)
Net loss	$(141,214)	$(108,087)	$33,127
Net loss per common share - basic and diluted	$(1.41)	$(1.08)	$0.33

In addition to the reduction to deferred revenues recorded and corresponding offset to the accumulated deficit described above, on January 6, 2018, we and Sanofi Genzyme entered into an amendment to our 2014 Sanofi Genzyme collaboration. In connection and simultaneously with entering into the amendment to the 2014 Sanofi Genzyme collaboration, we and Sanofi Genzyme also entered into an Exclusive License Agreement with respect to all TTR products, including patisiran, ALN-TTRsc02 and any back-up products, referred to as the Exclusive TTR License, and the ALN-AT3 Global License Terms with respect to fitusiran and any back-up products, referred to as the AT3 License Terms. Please read Note 2 for a discussion of our accounting related to the 2014 Sanofi Genzyme collaboration, as amended in January 2018, together with the Exclusive TTR License and the AT3 License Terms.

In January 2016, the FASB issued a new standard on recognition and measurement of financial assets and financial liabilities. The new standard impacts the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new standard will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This standard became effective for us on January 1, 2018. This standard did not have a significant impact on our condensed consolidated financial statements and related disclosures for the three months ended March 31, 2018. However, we expect this standard to have an impact on our condensed consolidated financial statements and related disclosures beginning in the second quarter of 2018 as a result of the 983,208 shares of Dicerna Pharmaceuticals, Inc., or Dicerna, common stock that we received under a settlement agreement entered into in April 2018, described more fully below at Note 5.

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

In November 2016, the FASB issued a new standard that requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the condensed consolidated statements of cash flows. The new standard became effective for us on January 1, 2018 using a retrospective transition method for each period presented. For the years ended December 31, 2017 and 2016, our restricted cash and restricted cash equivalents were not significant. This standard did not have a significant impact on our condensed consolidated financial statements and related disclosures.

In March 2017, the FASB issued a new standard that amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date.  The new standard will be effective for us on January 1, 2019. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our condensed consolidated financial statements and related disclosures.

In March 2018, the FASB issued a new standard to incorporate SEC Staff Accounting Bulletin No. 118, or SAB 118, which addresses the accounting implications of the Tax Cuts and Jobs Act, or TCJA, enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We continue to assess the TCJA, and in certain areas, have made reasonable estimates of the effects on our condensed consolidated financial statements and tax disclosures, described more fully below at Note 6.

Subsequent Events

We did not have any material recognized subsequent events. However, we did have a nonrecognized subsequent event with respect to a Settlement Agreement and General Release, or the Settlement Agreement, entered into by us and Dicerna, resolving all ongoing litigation between the parties, which is more fully described below at Note 5.

2. COLLABORATION AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2018	2017
Sanofi Genzyme	$18,853	$12,277
MDCO	1,295	6,364
Other	1,751	319
Total net revenues from collaborators	$21,899	$18,960

The following table summarizes our total consolidated net revenues from collaborators, using the prior revenue standard, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2018	2017
Sanofi Genzyme	$50,430	$12,277
MDCO	2,845	6,364
Other	1,751	319
Total net revenues from collaborators	$55,026	$18,960

The following table presents the balance of our contract liabilities at January 1, 2018 and March 31, 2018, in thousands, which at March 31, 2018 includes the achievement of the $50.0 million milestone under our collaboration with Sanofi Genzyme as discussed below:

	At January 1, 2018	At March 31, 2018
Contract liabilities:
Deferred revenues	$16,570	$43,531

During the three months ended March 31, 2018, we recognized the following revenues as a result of the change in the contract liability balances, in thousands:

Revenue recognized in the period from:	Three Months Ended March 31, 2018
Amounts included in contract liability at the beginning of the period	$5,883

In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional consideration is received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to a portion applying to the new consideration for the period.

The following table provides the research and development expenses incurred by type that are directly attributable to each significant agreement for the periods indicated, in thousands:

	Three Months Ended March 31,
	2018		2017
	Sanofi Genzyme	MDCO	Sanofi Genzyme	MDCO
Research and development
Clinical trial and manufacturing	$10,523	$641	$40,575	$5,095
External services	2,673	—	567	—
Other	509	—	1,436	24
Total research and development expenses	$13,705	$641	$42,578	$5,119

The research and development expenses incurred for each significant agreement consist of costs incurred for external development and manufacturing services for which we are reimbursed, licensing payments made to the counterparty to such agreement and costs directly attributable to Sanofi Genzyme transition services. In addition, these expenses include a reasonable estimate of compensation and related costs as billed to our counterparties. As part of our revenue recognition policy, the costs in the above table are considered as an input in our determination of transaction price when they relate to consideration received for the delivery of goods or services. For the three months ended March 31, 2018 and 2017, we did not incur material general and administrative expenses related to our significant agreements.

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

On January 6, 2018, we and Sanofi Genzyme entered into an amendment to our 2014 Sanofi Genzyme collaboration. In connection and simultaneously with entering into the amendment to the 2014 Sanofi Genzyme collaboration, we and Sanofi Genzyme also entered into the Exclusive TTR License and the AT3 License Terms. As a result, we have the exclusive right to pursue the further global development and commercialization of all TTR products, including patisiran, ALN-TTRsc02 and any back-up products, and Sanofi Genzyme has the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. The January 2018 transaction was subject to customary closing conditions and clearances, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and closed during the first quarter of 2018.

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

Through December 31, 2013, under the prior revenue standard, we had deferred all revenue, or $33.5 million, under the 2012 Sanofi Genzyme agreement.

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

Sanofi Genzyme’s rights with respect to patisiran and fitusiran were modified in connection with the 2018 amendment, the Exclusive TTR License and the AT3 License Terms, as described below. Sanofi Genzyme continues to have the right to opt into our future rare genetic disease programs for development and commercialization in the Sanofi Genzyme Territory under the regional license terms.

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

•

Global license terms and programs — Sanofi Genzyme continues to have one right to a global license through 2019, subject to limited extension, for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of the 2014 Sanofi Genzyme collaboration. Upon opt-in, Sanofi Genzyme will obtain a worldwide license to develop and commercialize the product. Sanofi Genzyme shall be responsible for one hundred percent of global development costs for a global license product. Sanofi Genzyme will be required to make payments totaling up to $200.0 million for such global product, including up to $100.0 million in development milestones and $100.0 million in commercial milestones. Sanofi Genzyme will also be required to pay tiered double-digit royalties up to twenty percent for such global product based on annual net sales, if any, of each global product by Sanofi Genzyme, its affiliates and sublicensees.  During the first quarter of 2018, Sanofi Genzyme elected not to exercise its global option for our lumasiran program.

Exclusive TTR License and AT3 License Terms

As noted above, the 2018 amendment, together with the Exclusive TTR License and the AT3 License Terms, revise the terms and conditions of the 2014 Sanofi Genzyme collaboration to (i) provide us the exclusive right to pursue the further global development and commercialization of all TTR products, including patisiran, ALN-TTRsc02 and any back-up products, (ii) provide Sanofi Genzyme the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products and (iii) terminate the previous co-development and co-commercialization rights related to revusiran, ALN-TTRsc02 and fitusiran under the 2014 Sanofi Genzyme collaboration. Going forward, we are funding all development and commercialization costs for patisiran and ALN-TTRsc02.  We are also funding development and commercialization costs for fitusiran through the transition period, up to a cap of $50.0 million, after which Sanofi Genzyme will fund all development and commercialization costs for fitusiran. We expect to substantially complete the transition of the fitusiran program to Sanofi Genzyme by mid-2018. Each party is responsible for its costs associated with the transfer of the respective program to the other party.

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

In consideration for the rights granted to Sanofi Genzyme under the 2018 amendment and the AT3 License Terms, Sanofi Genzyme is required to make one milestone payment of $50.0 million following the dosing of the first patient in the ATLAS Phase 3 program for fitusiran. This milestone was achieved in the first quarter of 2018. In addition, we will be eligible to receive tiered royalties of fifteen to thirty percent based on global annual net sales of fitusiran and up to fifteen percent based on global annual net sales of any back-up products, in each case by Sanofi Genzyme, its affiliates and its sublicensees. We and Sanofi Genzyme intend to enter into a supply agreement to provide for the supply of fitusiran to Sanofi Genzyme for ongoing clinical studies, and, at Sanofi Genzyme’s request, commercial sales. Sanofi Genzyme also has the right to manufacture fitusiran.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Sanofi Genzyme under the 2014 Sanofi Genzyme collaboration, as amended, or the AT3 License Terms.

The 2014 Sanofi Genzyme collaboration, as amended, will continue to be governed by an alliance joint steering committee that is comprised of an equal number of representatives from each party. Additional committees manage various aspects of each regional and global program and oversee certain matters, including transition planning, that may arise under the Exclusive TTR License and the AT3 License Terms.

As noted above, the Sanofi Genzyme collaboration originally entered into in 2012 was materially modified during its term when the agreement was amended in 2014, prior to our adoption of the new revenue standard on January 1, 2018. In accordance with the new revenue standard, we evaluated the Sanofi Genzyme collaboration with the aggregate effect of all modifications when identifying performance obligations, determining the transaction price and allocating the transaction price. We determined that certain promises included in these agreements are within the scope of the new revenue standard since Sanofi Genzyme is a customer with respect to the license of the rights to its territories. We also determined, however, that certain aspects of these agreements are within the scope of the collaboration accounting guidance with respect to co-commercialization activities as these activities are joint risk-sharing and are not reflective of a vendor-customer relationship. We apply the new revenue standard to all promises associated with the transfer of goods and services to a customer.

We concluded that Sanofi Genzyme meets the definition of a customer as we are delivering intellectual property and know-how rights as well as research and development activities for the TTR programs and fitusiran programs in support of territories in which we are not jointly sharing the risks and rewards. We concluded that the accounting for the original 2014 Sanofi Genzyme collaboration, and the collaboration, as amended, should be assessed as separate contracts for (i) the patisiran and revusiran (TTR) programs, upon the initiation of the 2014 Sanofi Genzyme collaboration, and (ii) the subsequent opt-in by Sanofi Genzyme for the fitusiran program. In addition, we determined that the Sanofi Genzyme collaboration met the requirements to be accounted for as a contract, including that it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that will be delivered to Sanofi Genzyme. We identified contract promises or deliverables for licenses to our intellectual property and know-how rights, associated development activities, joint steering committee participation and information exchange. We determined that, pursuant to the new revenue standard (and consistent with our accounting prior to the adoption of the new revenue standard), the performance obligations were not separately identifiable and were not distinct (and did not have standalone value) due to the specialized nature of the services to be provided by us and the dependent relationship between the performance obligations. Given this fact pattern, we have concluded each of the TTR and fitusiran contracts have a single identified or combined performance obligation.

When applying the previous revenue standard, we determined that the co-commercialization activities prior to the 2018 amendment were within the scope of the collaboration accounting standard since both parties would actively participate in the co-commercialization and be subject to significant risks and rewards. As a result of this determination, we recorded any payments or cash receipts for these joint risk-sharing activities as an adjustment to the related operations expense captions. The amounts recorded as a reduction of our selling, general and administrative activities were not material.

The transaction price as of January 1, 2018 of $127.6 million for the 2014 Sanofi Genzyme collaboration related to the license to the TTR programs included the $22.5 million upfront payment and $11.0 million of development milestone payments earned under the now superseded 2012 Sanofi Genzyme agreement, a $25.0 million development milestone payment for revusiran achieved in 2014, the estimated patisiran and revusiran cost-share reimbursements of $63.6 million and $57.0 million, net of payments to Sanofi Genzyme, respectively, and the $51.5 million equity discount related to the stock purchase agreement, described below. Since the fair value of the stock at the time of closing was more than the consideration received by the Company by $51.5 million, we reduced the transaction price of the license and collaboration contract, treating the equity discount in a manner consistent with a payment to the customer. The transaction price related to our license to the fitusiran program as of January 1, 2018, accounted for as a separate agreement, included estimated fitusiran development cost-share reimbursements of $147.3 million, net of payments to Sanofi Genzyme. There are no refund provisions in the agreement and, therefore, none of the consideration received to date has been excluded from the transaction price calculation. None of the unearned milestones as of January 1, 2018 were included in the transaction price, as all unearned milestone amounts were determined to be fully constrained. We considered several factors, including that achievement of the milestones is outside our control and contingent upon success in clinical trials and regulatory decisions and the licensee’s efforts. Any consideration related to sales-based royalties (including milestones) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Sanofi Genzyme and as a result have also been excluded from the transaction price.  We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

We allocated the transaction price to the combined performance obligation. We have determined that this combined performance obligation is satisfied over time based on our performance that is creating or enhancing an asset that Sanofi Genzyme controls. In this instance, Sanofi Genzyme received control over the asset, or the licensed intellectual property, and know-how, at the time the contract was executed since the licensed intellectual property and know-how meet the definition of functional intellectual property per the new revenue standard, which defines functional intellectual property as intellectual property that derives a substantial portion of its utility from its standalone functionality rather than the entity’s ongoing activities (thus, once the asset is fully developed, our ongoing involvement is not required for the licensee to derive value). The other promises included in the performance obligation, however, are enhancing the controlled asset, and thus the combined performance obligation is being satisfied over time.

The new revenue standard requires a single method of measuring performance for each performance obligation satisfied over time. Since we do not have a reliable method of estimating progress based upon its outputs, it was determined that the most reliable method of estimating progress would be using a cost-to-cost input method. We have determined that our completion of certain clinical and regulatory development tasks is relevant and directly related to our progress in completing the combined performance obligation. As such, we measured our progress upon adoption and will continue to measure our progress during each reporting period based upon the amount of development costs incurred divided by the total amount of development costs expected to be incurred over the course of the agreement. We exclude costs that are not related to our completion of this performance obligation, such as the completion of tasks (and incurring of costs) associated with the marketing and commercialization of the drug. We estimated our internal costs during the last three years, excluding non-reimbursable costs that were not deemed to directly relate to the delivery of the development services to Sanofi Genzyme. Historically, we have been unable to reliably measure our performance based upon our lack of historical experience in completing the development of a drug candidate and have, as a result, defaulted to straight-line attribution for many of our licensing agreements. At the time of adoption of the new revenue standard, however, we have completed a substantial portion of our development obligations and determined we have sufficient information to estimate the remaining development costs for the fitusiran program and sufficient experience to reasonably estimate our development costs.

We determined that the 2018 amendment, together with the Exclusive TTR License and the AT3 License Terms, referred to as the 2018 restructured agreement, are included in the scope of the modification provisions of the new revenue standard. We had identified that the agreement for the TTR programs under the 2014 Sanofi Genzyme collaboration should be accounted for separately from any subsequent option exercises, including with respect to fitusiran. Therefore, we concluded it is appropriate to account for the 2018 restructured agreement as two separate modifications to the 2014 Sanofi Genzyme collaboration: one related to the TTR programs and one related to the fitusiran program. Our conclusions related to scoping under the prior revenue standard are consistent with the new revenue standard.

As noted above, the 2018 amendment, together with the Exclusive TTR License, provide us with the exclusive right to pursue the further global development and commercialization of all TTR products, including patisiran. We are responsible for all development and commercialization costs for patisiran and ALN-TTRsc02. As of the 2018 restructured agreement, we are no longer required to complete the delivery of any of the performance obligations under the agreement related to the TTR programs. As a result, the transaction price prior to the 2018 amendment has been reduced as we are no longer entitled to cost-share reimbursements or any of the previously constrained consideration, such as milestones and royalties. Since the 2018 amendment affected the transaction price but did not add any incremental and distinct performance obligations, we concluded this amendment should be accounted for as a change to the existing agreement and recorded the revenue on a cumulative catch-up basis. At the time of the 2018 amendment, we had $2.9 million in revenue deferred as a contract liability on our condensed consolidated balance sheet related to this contract for TTR programs, all of which we recognized in the first quarter of 2018 under the proportional performance model as we no longer expected to incur costs associated with the delivery of goods or services. If we had not adopted the new revenue standard, at the time of the 2018 restructured agreement, we would have $25.8 million of deferred revenues on our condensed consolidated balance sheet that would have been recognized in full upon the date of the 2018 restructured agreement as we would have similarly concluded there were no ongoing deliverables under the 2018 restructured agreement related to the TTR programs. We expect to record future royalties payable to Sanofi Genzyme with respect to any sales of patisiran within cost of goods sold as Sanofi Genzyme is no longer considered our customer after the 2018 restructured agreement for sales of all TTR products, including patisiran, and as such, these royalty payments are outside of the scope of the new revenue standard, including with respect to principal versus agent guidance.

The 2018 amendment, together with the AT3 License Terms, as noted above, provide Sanofi Genzyme the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products and terminates the previous co-development and co-commercialization rights related to fitusiran under the 2014 Sanofi Genzyme collaboration. The 2018 restructured agreement provides a broader license that permits global development, manufacturing and commercialization, and we are required to facilitate the transfer of all ongoing activities, contracts, intellectual property, know-how and other materials and information related to fitusiran to Sanofi Genzyme.

In connection with the 2018 restructured agreement for fitusiran, we will fund development and commercialization costs for fitusiran through the transition period, which is expected to end in mid-2018, up to a limit of $50.0 million. The only milestone under the 2018 restructured agreement, which was achieved in the first quarter of 2018 following the dosing of the first patient in the ATLAS Phase 3 program for fitusiran, is considered variable consideration for the license and transition services related to the fitusiran program. We have agreed to reimburse Sanofi Genzyme for certain transition activities that are reflected as a reduction in the transaction price. As a result, the transaction price has been reduced as we are no longer entitled to cost-share reimbursements or any of the previously constrained consideration, such as milestones and royalties.

We concluded that the modification that resulted from the 2018 restructured agreement related to fitusiran would be treated as a termination and replacement of the 2014 Sanofi Genzyme collaboration and accounted for prospectively as the remaining license and transition services are considered distinct from that under the agreement prior to this modification. However, the incremental consideration under the 2018 restructured agreement does not directly reflect the standalone selling price of the incremental performance obligation. Therefore, we concluded the 2018 restructured agreement for fitusiran should be accounted for on a prospective basis. At the time of the 2018 amendment, we had $0.6 million in revenue deferred as a contract liability on our condensed consolidated balance sheet related to the 2014 Sanofi Genzyme collaboration for the fitusiran program. As of March 31, 2018, the transaction price of the 2018 restructured agreement for fitusiran is $45.0 million, primarily related to the $50.0 million milestone that was achieved in the first quarter of 2018. Consistent with our accounting prior to this 2018 modification, we are applying the sales-based royalty under the new revenue standard to exclude from the transaction price the royalties earned on Sanofi Genzyme’s sales of fitusiran as we have determined in the context of all the performance obligations, including those delivered prior to the 2018 modification, that the value of the broader license will continue to represent a substantial portion of the value provided to Sanofi Genzyme; and therefore the license to the intellectual property is the predominant item to which the royalty relates.

We have determined that Sanofi Genzyme’s right to purchase additional clinical and commercial material from us reflects optional purchases that are distinct from other performance obligations. Revenues associated with these purchases will be recognized as Sanofi Genzyme obtains control of any purchased material.

We are recognizing the transaction price of the 2018 restructured agreement related to fitusiran under a separate proportional performance model as we perform transition services over the transition period, expected to end in mid-2018. We are measuring our performance based on a percentage of our costs expected to be incurred, currently estimated to be $43.6 million. In the first quarter of 2018, under the proportional performance model, we recognized $16.0 million related to the 2018 restructured agreement for fitusiran. If we had not adopted the new revenue standard, at the time of the 2018 restructured agreement, we would have $23.4 million of deferred revenues on our condensed consolidated balance, that would have represented an incremental $22.8 million to the transaction price. Similar to under the new revenue standard, we consider the 2018 restructured agreement related to fitusiran to include a combined performance obligation. Under the prior revenue standard and our historical practice to account for contract modifications, we would apply a separate model to the consideration. Historically, we have measured our performance under our models based on the passage of time due to our inability to estimate performance under another method. However, as a result of the 2018 restructured agreement related to fitusiran, we have the ability to measure our performance under the prior revenue standard based on costs expected to be incurred, and therefore measure performance under the prior standard consistent with that of the new revenue standard. Under the prior revenue standard, we would have recorded $24.6 million in the first quarter of 2018.

 We determined that the opt-in rights that Sanofi Genzyme continues to have for future Genetic Medicine programs represent separate and additional optional purchases that Sanofi Genzyme may receive from us in future periods.

Accounting for Equity Purchases In Connection with our 2014 Sanofi Genzyme Collaboration

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

We recorded the issuance of 8,766,338 shares of our common stock under the stock purchase agreement using the price of our common stock on the date the shares were issued to Sanofi Genzyme. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. This $51.5 million has been reflected as a reduction of the transaction price for the ALN-TTR programs. In addition, due to intraperiod tax allocation rules, upon closing of the equity transaction we recorded a benefit from income taxes of $15.2 million due to the Sanofi Genzyme equity purchase being recorded in additional paid-in capital, net of tax.

In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna Therapeutics, Inc., or Sirna, in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock for $23.0 million. In addition, in connection with our public offerings, Sanofi Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock in January 2015 at the public offering price resulting in $70.7 million in proceeds to us and 297,501 shares of common stock in May 2017 at the public offering price resulting in $21.4 million in proceeds to us. The sales of common stock to Sanofi Genzyme were not registered as part of these public offerings, though they were consummated simultaneously with the public offering.

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

We applied the guidance in the equity accounting standard for the stock purchase arrangement since the sale of our equity is not part of our ordinary activities and, therefore, does not qualify as a contract with a customer that is within the scope of the new revenue standard.

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$19,981	$—	$19,981	$—
Corporate notes	5,168	—	5,168	—
U.S. treasury securities	5,491	—	5,491	—
Money market funds	231,854	231,854	—	—
Marketable securities (fixed income):
Certificates of deposit	33,541	—	33,541	—
Commercial paper	96,539	—	96,539	—
Corporate notes	401,035	—	401,035	—
U.S. government-sponsored enterprise securities	378,861	—	378,861	—
U.S. treasury securities	262,387	—	262,387	—
Restricted cash (money market funds)	1,474	1,474	—	—
Total	$1,436,331	$233,328	$1,203,003	$—

Description	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$82,262	$—	$82,262	$—
Corporate notes	18,116	—	18,116	—
U.S. government-sponsored enterprise securities	231,122	—	231,122	—
U.S. treasury securities	62,855	—	62,855	—
Money market funds	122,986	122,986	—	—
Marketable securities (fixed income):
Certificates of deposit	30,200	—	30,200	—
Commercial paper	56,951	—	56,951	—
Corporate notes	373,252	—	373,252	—
U.S. government-sponsored enterprise securities	398,298	—	398,298	—
U.S. treasury securities	200,475	—	200,475	—
Restricted cash (money market funds)	1,471	1,471	—	—
Total	$1,577,988	$124,457	$1,453,531	$—

During the three months ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt at March 31, 2018, computed pursuant to a discounted cash flow technique using a market interest rate, was $30.1 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

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

The following tables summarize our marketable securities at March 31, 2018 and December 31, 2017, in thousands:

	At March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$33,541	$—	$—	$33,541
Commercial paper	96,539	—	—	96,539
Corporate notes	401,930	5	(900)	401,035
U.S. government-sponsored enterprise securities	379,692	—	(831)	378,861
U.S. treasury securities	262,722	—	(335)	262,387
Total	$1,174,424	$5	$(2,066)	$1,172,363

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$30,200	$—	$—	$30,200
Commercial paper	56,951	—	—	56,951
Corporate notes	373,736	11	(495)	373,252
U.S. government-sponsored enterprise securities	399,281	—	(983)	398,298
U.S. treasury securities	200,649	1	(175)	200,475
Total	$1,060,817	$12	$(1,653)	$1,059,176

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at March 31, 2018, in thousands:

	At March 31, 2018
	Amortized Cost	Fair Value
Less than one year	$1,173,776	$1,171,715
Greater than one year but less than two years	648	648
Total	$1,174,424	$1,172,363

5. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

In April 2016, we purchased 12 acres of undeveloped land in Norton, Massachusetts. We are constructing a manufacturing facility at this site for drug substance, including small interfering RNAs, or siRNAs, and siRNA conjugates, for clinical and commercial use. At March 31, 2018 and December 31, 2017, property, plant and equipment, net, on our condensed consolidated balance sheets reflects $158.2 million and $140.5 million, respectively, of land and associated costs related to the construction of our drug substance manufacturing facility.

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

The BOA Credit Agreement provided for a $120.0 million term loan facility and was scheduled to mature on April 29, 2021. In December 2017, we repaid in full the $120.0 million outstanding principal amount under the BOA Credit Agreement and the BOA Credit Agreement terminated in accordance with its terms upon repayment of the outstanding indebtedness. The Wells Credit Agreement provides for a $30.0 million term loan facility and matures on April 29, 2021. The proceeds of the borrowing under the BOA Credit Agreement were, and under the Wells Credit Agreement are, to be used for working capital and general corporate purposes. Interest on borrowings under the BOA Credit Agreement was, and under the Wells Credit Agreement is calculated based on LIBOR plus 0.45 percent, except in the event of default. The borrower may prepay loans under the Wells Credit Agreement at any time, without premium or penalty, subject to certain notice requirements and LIBOR breakage costs.

The obligations of the borrower and us under the BOA Credit Agreement were, and under the Wells Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under such Credit Agreement at such time. At each of March 31, 2018 and December 31, 2017, we have recorded $30.0 million of cash collateral in connection with the Wells Credit Agreement as restricted investments on our condensed consolidated balance sheets. The Wells Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants, including quarterly reporting obligations, as well as certain customary events of default.

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

Silence Litigation

On October 17, 2017, Silence Therapeutics plc, or Silence, served its previously announced claim in the High Court of England and Wales, or the High Court, issued in the name of Silence Therapeutics GmbH against Alnylam UK Ltd., Alnylam Pharmaceuticals, Inc., and The Medicines Company UK Ltd, referred to collectively as the Defendants. The claim seeks a declaration that patisiran, fitusiran, givosiran and inclisiran, together, the Products, are protected by Silence’s European Patent No. 2 258 847, referred to as the ‘847 patent, within the meaning of the Supplementary Protection Certificate, or SPC, Regulation of the European Union. The claim alleges that any marketing authorization for any of these Products granted to any of the Defendants is a valid authorization within the meaning of the SPC Regulation, to support an application for an SPC by Silence for each of the Products, allegedly allowing Silence to extend the expiration date of its ‘847 patent on a Product-by-Product basis, based on the amount of time in regulatory review for each of the Products, again on a Product-by-Product basis, up to a statutory maximum.  In addition, Silence is seeking costs, interest and other unspecified relief.

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

On December 13, 2017, we filed an opposition with the European Patent Office seeking revocation of the ‘847 patent in its entirety. Although we believe the ‘847 patent is invalid and not infringed by our Products and that, therefore, Silence would not be entitled to obtain an SPC based on any of our Products, litigation and opposition proceedings are subject to inherent uncertainty, as noted above, and a court or patent office could ultimately rule against us or find that Silence’s patents are valid.

On March 29, 2018 we filed, and on April 6, 2018 served, an action against Silence in the United States District Court for the District of Massachusetts seeking a declaratory judgement of non-infringement by patisiran of Silence U.S. Patent Nos: 7,893,245; 8,324,370; 8,933,215; 9,222,092; and 9,695,423.

On April 2, 2018, we filed a petition for Post Grant Review of Silence U.S. Patent No. 9,695,423 with the U.S. Patent and Trademark Office seeking a cancellation of all claims as being unpatentable under 35 U.S.C. §§ 112 and 102.

On April 3, 2018, Silence amended its claim in the High Court of England and Wales further alleging that patisiran and fitusiran infringe its recently granted patent EP 1 857 547, referred to as the ‘547 patent, and seeking an injunction as well as monetary damages based on such alleged infringement. On April 23, 2018, Silence served patent infringement proceedings against us in Portugal alleging that patisiran infringes the ‘547 patent.  Silence is seeking a permanent injunction against the commercialization of patisiran in Portugal. We believe the ‘547 patent is invalid and not infringed by any of our products and intend to vigorously defend against these claims in both the United Kingdom and Portugal and also intend to file an opposition with the European Patent Office seeking to revoke the ‘547 patent in its entirety.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna in the Superior Court of Middlesex County, Massachusetts seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain N-acetylgalactosamine, or GalNAc, conjugate technology. In addition to permanent injunctive relief, we were also seeking monetary damages from Dicerna. In August 2017, Dicerna successfully added counterclaims against us in the trade secret lawsuit alleging that our lawsuit represented abuse of process and claiming tortious interference with its business. In September 2017, we filed a motion to dismiss Dicerna’s counterclaims, which motion was denied. In addition, in August 2017, Dicerna filed a lawsuit against us in the United States District Court of Massachusetts alleging attempted monopolization by us under the Sherman Antitrust Act.  In October 2017, we filed a motion to dismiss the antitrust lawsuit.

On April 18, 2018, we and Dicerna entered into a Settlement Agreement resolving all ongoing litigation between the companies. The terms of the Settlement Agreement include mutual releases and dismissal with prejudice of all claims and counterclaims in the following litigation between the parties: (i) Alnylam Pharmaceuticals, Inc. v. Dicerna Pharmaceuticals, Inc., No. 15-4126, pending in the Massachusetts Superior Court for Middlesex County; and (ii) Dicerna Pharmaceuticals, Inc. v. Alnylam Pharmaceuticals, Inc., No. 1:17-cv-11466, pending in the United States District Court for the District of Massachusetts.

Under the terms of the Settlement Agreement, Dicerna will pay us an aggregate of $25.0 million, including an upfront cash payment of $2.0 million and 983,208 shares of Dicerna common stock, valued at $10.0 million, and an additional $13.0 million over the next four years, the timing of which will be dependent upon revenue Dicerna receives pursuant to future partnerships and collaborations related to Ga1NAc-conjugated RNAi research and development, provided that such additional amount must be paid by no later than April 18, 2022. In addition, Dicerna will be restricted in its development and other activities relating to oligonucleotide-based therapeutics directed toward a defined set of targets, for periods ranging from 18 months up to four years. The Settlement Agreement does not include any license to our GalNAc conjugate intellectual property or any licenses to any other intellectual property from either party. Nor does the Settlement Agreement include any admission of liability or wrongdoing by either company.

6. INCOME TAXES

For the three months ended March 31, 2018, we recorded a benefit from income taxes of $62,000 with respect to a $0.8 million benefit for refundable credits related to the TCJA offset by foreign income taxes.

Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. For the three months ended March 31, 2018, there were no changes to management’s analysis originally performed as of December 31, 2017.

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

Specifically, our broad pipeline of investigational RNAi therapeutics is focused in three Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; and Hepatic Infectious Diseases. We are committed to the advancement of our Alnylam 2020 strategy, which is to achieve a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across our three STArs by the end of 2020. In December 2017, we filed our first new drug application, or NDA, and marketing authorisation application, or MAA, for patisiran. In January 2018, we announced that the European Medicines Agency, or EMA, has accepted the MAA and initiated its review. Patisiran was previously granted an accelerated assessment by the EMA.  In February 2018, we announced that the United States Food and Drug Administration, or FDA, has accepted our NDA and granted our request for priority review, with an action date of August 11, 2018. If approved, we expect to launch patisiran and may begin generating product revenues in 2018.

Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Sanofi Genzyme, the specialty care global business unit of Sanofi, The Medicines Company, or MDCO, and Vir Biotechnology, Inc.  In addition, in late 2017, we joined a research consortium with the UK Biobank, Regeneron Pharmaceuticals, Inc., or Regeneron, and four major pharmaceutical companies aimed at generating 500,000 human exome sequences linked to medical records by the end of 2019. We and each of the other collaborators agreed to commit $10.0 million to enable an acceleration of sequencing timelines. We believe that the broad and ongoing access to detailed health and full exome sequencing data for the 500,000 UK Biobank participants will greatly enhance our target identification and validation efforts, contributing to the sustainability of our RNAi therapeutics product engine.

In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for the chronic liver disease nonalcoholic steatohepatitis, or NASH, and potentially other related diseases, and we and Regeneron plan to enter into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts.

In March 2018, we also entered into a manufacturing services agreement with Agilent Technologies, Inc. providing for the commercial supply of patisiran drug substance by Agilent for an initial five-year term.

In April 2018, we and Dicerna Therapeutics, Inc., or Dicerna, entered into a settlement agreement resolving all ongoing litigation between the companies. For a discussion of the terms of the Dicerna settlement, please read Note 5, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At March 31, 2018, we had an accumulated deficit of $2.22 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including global operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We currently have programs focused on a number of therapeutic areas and, as noted above, in December 2017, submitted our first NDA and MAA for marketing approval for patisiran.  However, our development efforts may not be successful and we may not be able to commence sales of patisiran or any other product. If we gain approval for and successfully launch patisiran in 2018, we may begin to generate net revenues from product sales. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Sanofi Genzyme and MDCO. In addition to potential revenues from the commercial sale of patisiran and future product candidates, we expect our sources of potential funding for the next several years to continue to be derived primarily from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, and proceeds from the sale of equity or debt.

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

The following is a summary of our product development programs as of April 30, 2018. It identifies those programs in which we have achieved human proof-of-concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, those programs for which we have received Breakthrough Therapy Designation from the FDA, the development stage of our programs, and our commercial rights to such programs:

During the first quarter of 2018 and recent period, we reported the following updates from our late-stage clinical programs:

•

We continued to advance patisiran, an investigational RNAi therapeutic for the treatment of patients with hereditary ATTR amyloidosis, or hATTR, presenting new data from our APOLLO Phase 3 study, including results on the effects of patisiran on cardiomyopathy manifestations and a post-hoc analysis on the effects of patisiran on the composite rate of all-cause hospitalization and mortality.  We received acceptance from the FDA and the EMA of patisiran’s NDA and MAA, respectively.

•

We continued to advance ALN-TTRsc02, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis, presenting updated Phase 1 data in March 2018 and announcing receipt of a positive opinion from the EMA Committee for Orphan Medicinal Products for Orphan Drug Designation in the European Union, or EU, for ALN-TTRsc02 for the treatment of ATTR amyloidosis.

•

We continued to advance givosiran, an investigational RNAi therapeutic in development for the treatment of acute hepatic porphyrias, or AHPs, presenting new Phase 1 and Phase 1/2 open-label extension, or OLE, study results in April 2018. In addition, we completed enrollment of the first 30 patients in our ENVISION Phase 3 study, which comprise the interim analysis cohort for a potential accelerated approval by the FDA.

o

We expect to report interim analysis results in the September timeframe and, pending FDA review of the program at the time of interim analysis and assuming positive results, we expect to submit an NDA at or around year-end 2018.

o

Notwithstanding productive discussions with the EMA on a potential accelerated approval pathway for givosiran, we plan to file an MAA on the full dataset from ENVISION, expected in 2019, to optimize market access in Europe.

•

We continued to advance lumasiran, an investigational RNAi therapeutic in development for the treatment of primary hyperoxaluria type 1, or PH1, announcing in May 2018 that we have reached alignment with the FDA on a pivotal study design for lumasiran in approximately 25 patients with PH1, using the reduction at six months of urinary oxalate the primary endpoint.

o	We expect to initiate the lumasiran Phase 3 study in mid-2018, report results in 2019, and, if positive, file an NDA in early 2020.
o

We have retained global rights to the lumasiran program following the decision by Sanofi Genzyme to decline its opt-in for lumasiran’s development and commercialization under our 2014 collaboration agreement.

o	Lumasiran was granted Breakthrough Therapy Designation by the FDA as well as access to the EMA’s Priority Medicines scheme.
•

With partner Sanofi Genzyme, we continued to advance fitusiran, an investigational RNAi therapeutic in development for the treatment of hemophilia A and B with or without inhibitors, with the initiation of dosing in the ATLAS Phase 3 program. We expect to fully transition development and commercialization leadership of the fitusiran program to Sanofi Genzyme in mid-2018.

•

Our partner, MDCO, completed enrollment in the ORION-9, -10, and -11 Phase 3 studies of inclisiran in 3,660 patients with atherosclerotic cardiovascular disease or heterozygous familial hypercholesterolemia.

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

Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a potential new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products for which it elects to opt-in, in the rest of the world, referred to as the Sanofi Genzyme Territory, subject to certain broader rights. In January 2018, we and Sanofi Genzyme amended our 2014 Sanofi Genzyme collaboration and entered into an Exclusive License Agreement with respect to all TTR products, including patisiran, ALN-TTRsc02 and any back-up products, referred to as the Exclusive TTR License, and the ALN-AT3 Global License Terms with respect to fitusiran and any back-up products, referred to as the AT3 License Terms. The 2018 amendment, together with the Exclusive TTR License and the AT3 License Terms, revise the terms and conditions of the 2014 collaboration to (i) provide us with the exclusive right to pursue the further global development and commercialization of all TTR products, including patisiran, ALN-TTRsc02 and any back-up products, (ii) provide Sanofi Genzyme the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products and (iii) terminate the previous co-development and co-commercialization rights related to revusiran, ALN-TTRsc02 and fitusiran under the 2014 Sanofi Genzyme collaboration. Sanofi Genzyme continues to have the right to opt into our other rare genetic disease programs for development and commercialization in territories outside of the Alnylam Territory as contemplated in the 2014 Sanofi Genzyme collaboration, as well as one right to a global license.

With respect to our Cardio-Metabolic pipeline, we intend to seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or we may structure as global alliances, as we did in our collaboration with MDCO to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and we and Regeneron plan to enter into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts.

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

Critical Accounting Policies and Estimates

Revenue Recognition

On January 1, 2018, we adopted the new revenue standard by applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. As a result, while reporting periods beginning on our adoption of the new revenue standard are presented under the new revenue standard, prior period amounts have not been adjusted and continue to be presented under the revenue standard in effect prior to January 1, 2018. The new revenue standard had a material impact on our consolidated financial statements. Please read Note 1 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a discussion of our revenue recognition policy and the impact of this new revenue standard.

Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on February 15, 2018.  There have been no significant changes to our critical accounting policies since the beginning of this fiscal year other than with respect to revenue recognition described above.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended March 31,
	2018	2017
Net revenues from collaborators	$21,899	$18,960
Operating expenses	169,304	125,471
Loss from operations	(147,405)	(106,511)
Net loss	$(141,214)	$(107,290)

Discussion of Results of Operations

Net revenues from collaborators

We generate revenues through research and development collaborations.  The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended March 31,
Description	2018	2017	Dollar Change
Sanofi Genzyme	$18,853	$12,277	$6,576
MDCO	1,295	6,364	(5,069)
Other	1,751	319	1,432
Total net revenues from collaborators	$21,899	$18,960	$2,939

The following table summarizes our total consolidated net revenues from collaborators, under the prior revenue standard, for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended March 31,
Description	2018	2017	Dollar Change
Sanofi Genzyme	$50,430	$12,277	$38,153
MDCO	2,845	6,364	(3,519)
Other	1,751	319	1,432
Total net revenues from collaborators	$55,026	$18,960	$36,066

Net revenues from collaborators increased during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to the $50.0 million milestone payment that was achieved in the first quarter of 2018 upon dosing of the first patient in the ATLAS Phase 3 program for fitusiran under the AT3 License Terms. Upon our adoption of the new revenue standard on January 1, 2018, we recorded a cumulative reduction of $45.7 million of deferred revenues related to our collaboration with Sanofi Genzyme, resulting in a remaining balance of $3.5 million. As a result, we recorded significantly lower revenues related to our collaboration with Sanofi Genzyme in the three months ended March 31, 2018 than we would have recorded under the prior revenue standard. In addition, net revenues from collaborators decreased during the first quarter of 2018 due to lower reimbursable activities under our MDCO agreement.

We expect net revenues from collaborators to increase for the second quarter of 2018 as compared to the same period of 2017 and to decrease for the second half of 2018 as compared to the second half of 2017 primarily due to the expected substantial completion in mid-2018 of the transition of the fitusiran program to Sanofi Genzyme. In addition, we expect net revenues from collaborators to decrease for the second half of 2018 as compared to the second half of 2017 as a result of revenue recognized in the fourth quarter of 2017 upon the achievement of a $20.0 million milestone payment earned under our agreement with MDCO.

We had $43.5 million of deferred revenue at March 31, 2018, which consists primarily of payments we have received from Sanofi Genzyme for the fitusiran program and from other collaborators but had not yet recognized pursuant to our revenue recognition policies. At December 31, 2017, prior to the adoption of the new revenue standard, we had $84.8 million of deferred revenue, which consisted of payments we have received from collaborators, primarily Sanofi Genzyme, MDCO and Kyowa Hakko Kirin Co., Ltd., but had not yet recognized pursuant to our revenue recognition policies. As a result of our adoption of the new revenue standard on January 1, 2018, we recorded a cumulative reduction of $68.2 million of deferred revenue with a corresponding adjustment to accumulated deficit in the first quarter of 2018. Please read Note 1 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a discussion of our revenue recognition policy and the impact of this new revenue standard.

During 2018, if we are successful in obtaining regulatory approval and commercializing patisiran, we may begin to recognize net product revenues. Until we are successful in obtaining regulatory approval for patisiran and our other product candidates and in commercializing such products, we expect our revenues to continue to be derived primarily from our alliances with Sanofi Genzyme and MDCO, as well as other strategic alliances and potential new collaborations and licensing activities, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors.

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands:

	Three Months Ended March 31,	% of Total Operating	Three Months Ended March 31,	% of Total Operating	Dollar
Description	2018	Expenses	2017	Expenses	Change
Research and development	$96,857	57%	$86,984	69%	$9,873
General and administrative	72,447	43%	38,487	31%	33,960
Total operating expenses	$169,304	100%	$125,471	100%	$43,833

Research and development.  The following table summarizes the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands:

	Three Months Ended March 31,	% of Expense	Three Months Ended March 31,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
Research and development
Compensation and related	$30,266	31%	$22,623	26%	$7,643
Clinical trial	20,135	21%	17,563	20%	2,572
External services	13,090	14%	7,844	9%	5,246
Manufacturing	10,758	11%	18,075	21%	(7,317)
Stock-based compensation	10,137	10%	8,691	10%	1,446
Facilities-related	7,553	8%	7,658	9%	(105)
Lab supplies and materials	2,128	2%	2,146	2%	(18)
Other	2,790	3%	2,384	3%	406
Total research and development expenses	$96,857	100%	$86,984	100%	$9,873

Research and development expenses increased during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to increased compensation and related expenses as a result of an increase in headcount during the period as we expand and advance our development pipeline. In addition, external services expenses increased during the three months ended March 31, 2018 as a result of increased preclinical services related to early stage programs to support our Alnylam 2020 strategy, as well as increased expenses related to regulatory submissions. These increases were partially offset by decreases in manufacturing expenses related to our late stage programs.

During the three months ended March 31, 2018 and 2017, in connection with advancing the activities under our significant agreements, we incurred significant research and development expenses, primarily related to external development and manufacturing services. The 2018 amendment to the 2014 Sanofi Genzyme collaboration, together with the Exclusive TTR License and the AT3 License Terms, provide us with the exclusive right to pursue the further global development and commercialization of all TTR products and any back-up products and provide Sanofi Genzyme with the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. As a result, we expect costs incurred under our significant agreements to decrease. The following table summarizes the expenses incurred under our significant agreements by collaboration partner for the periods indicated, in thousands:

	Three Months Ended March 31,
	2018	2017
Sanofi Genzyme	$13,705	$42,578
MDCO	641	5,119
Total	$14,346	$47,697

We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses will increase significantly for the remainder of 2018 as compared to 2017 as we continue to develop our pipeline and advance our product candidates into later-stage development, hire additional employees and prepare regulatory submissions.  However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

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

General and administrative.  The following table summarizes the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands:

	Three Months Ended March 31,	% of Expense	Three Months Ended March 31,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
General and administrative
Consulting and professional services	$30,430	42%	$13,132	34%	$17,298
Compensation and related	23,611	33%	13,245	34%	10,366
Stock-based compensation	9,447	13%	7,026	18%	2,421
Facilities-related	3,555	5%	2,213	6%	1,342
Other	5,404	7%	2,871	8%	2,533
Total general and administrative expenses	$72,447	100%	$38,487	100%	$33,960

General and administrative expenses increased significantly during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to an increase in commercial and medical affairs headcount and commercial-related services to support corporate growth and prepare for the potential launch of patisiran in 2018, and potential additional product launches in 2019 and thereafter.

We expect that general and administrative expenses will increase significantly on a quarterly basis during the remainder of 2018 as compared to 2017 as we continue to grow our operations, including the continued build-out of our global commercial infrastructure and field team, in preparation for our anticipated first product launch in 2018, but expect that stock-based compensation expenses will be variable due to our determination regarding the probability of vesting for performance-based awards.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2018	2017
Net loss	$(141,214)	$(107,290)
Adjustments to reconcile net loss to net cash used in operating activities	23,704	21,425
Changes in operating assets and liabilities	(38,154)	(14,465)
Net cash used in operating activities	(155,664)	(100,330)
Net cash (used in) provided by investing activities	(134,814)	75,076
Net cash provided by financing activities	41,522	2,716
Net decrease in cash, cash equivalents and restricted cash	(248,956)	(22,538)
Cash, cash equivalents and restricted cash, beginning of period	646,832	195,088
Cash, cash equivalents and restricted cash, end of period	$397,876	$172,550

Since we commenced operations in 2002, we have generated significant losses. At March 31, 2018, we had an accumulated deficit of $2.22 billion. At March 31, 2018, we had cash, cash equivalents and fixed income marketable securities of $1.57 billion, compared to $1.70 billion at December 31, 2017, in each case excluding the $30.0 million of restricted investments related to our term loan agreement.

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

Sanofi Genzyme has certain rights to purchase additional shares from us under our investor agreement. In connection with our May 2017 public offering described above, Sanofi Genzyme exercised its right to purchase directly from us, in a concurrent private placement, 297,501 shares of common stock at the public offering price resulting in $21.4 million in proceeds to us. Sanofi Genzyme currently holds approximately 11 percent of our outstanding common stock.

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, certificates of deposit and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our fixed income marketable securities during the three months ended March 31, 2018 or 2017.

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

The increase in net cash used in operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to our net loss.

Investing activities

For the three months ended March 31, 2018 and 2017, net cash provided by or used in investing activities was due primarily to net purchases of our fixed income marketable securities in accordance with management of our liquidity needs. For the three months ended March 31, 2018 and 2017, there were purchases of property, plant and equipment of $21.3 million and $36.2 million, respectively, primarily in connection with construction of our drug substance manufacturing facility.

Financing activities

For the three months ended March 31, 2018 and 2017, net cash of $41.5 million and $2.7 million, respectively, provided by financing activities was due primarily to proceeds from the issuance of common stock in connection with stock option exercises.

Operating Capital Requirements

We currently have programs focused on a number of therapeutic areas and, in December 2017, submitted our first NDA and MAA for marketing approval for patisiran. Our development efforts may not be successful and we may not be able to commence sales of patisiran or any other product. If we are able to gain approval and successfully launch patisiran in 2018, we may begin to generate net revenues from product sales. However, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities. In addition, we are expanding our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements related to the build out of our new drug substance manufacturing facility. In December 2017, we repaid in full $120.0 million outstanding under one of these term loan agreements. Interest on the borrowings was and is calculated based on LIBOR plus 0.45 percent and obligations were and are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the agreements at such time.  We are the guarantor under the remaining term loan agreement, which matures in April 2021.

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
•

the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, prepare for global commercialization of our product candidates and obtain and maintain licenses to third-party intellectual property;

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our contractual obligations and commitments since December 31, 2017.

Recent Accounting Pronouncements

Please read Note 1 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research, development and early commercial activities. Our fixed income marketable securities consist primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2018, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $2.3 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our fixed income marketable securities during the three months ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and senior vice president, chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and senior vice president, chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the three months ended March 31, 2018, we implemented certain internal controls as a result of our adoption of the new revenue standard on January 1, 2018. There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses since our inception. At March 31, 2018, we had an accumulated deficit of $2.22 billion. To date, we have not received regulatory approval to market or sell any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues until at the earliest mid- to late-2018, assuming we receive marketing approval for patisiran. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. Until we are successful in obtaining regulatory approval for our product candidates and successful in commercializing such products, we anticipate that a significant portion of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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
•

the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical studies, obtain regulatory approvals, prepare for global commercialization of our product candidates and obtain and maintain licenses to third-party intellectual property;

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

In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements related to the build out of our drug substance manufacturing facility. In December 2017, we repaid in full $120.0 million outstanding under one such term loan agreement.  We are the guarantor under the remaining term loan agreement, which matures in April 2021.  Interest on the borrowings is calculated based on LIBOR plus 0.45 percent. During an event of default under the remaining agreement, the obligations under such agreement will bear interest at a rate per annum equal to the interest rate then in effect plus two percent. The obligations under the term loan agreement are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount outstanding under such agreement at such time. The remaining agreement includes restrictive covenants that could limit our flexibility in conducting future business activities and further limit our ability to change the nature of our business and, in the event of insolvency, the lender would be paid before holders of equity securities received any distribution of corporate assets. If an event of default occurs, the interest rate would increase and the lender would be entitled to take various actions, including the acceleration of amounts due under the loan. Our ability to satisfy our obligations under this agreement and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

At March 31, 2018, we had $1.57 billion in cash, cash equivalents and fixed income marketable securities, excluding the $30.0 million of restricted investments related to our term loan agreement. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

Risks Related to Our Dependence on Third Parties

We may not be able to execute our business strategy if we are unable to maintain existing or enter into new alliances with other companies that can provide business and scientific capabilities and funds for the development and commercialization of our product candidates. If we are unsuccessful in forming or maintaining these alliances on terms favorable to us, our business may not succeed.

We currently are developing capabilities for sales or distribution and also have early capabilities for marketing, sales and market access, as well as limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a potential new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme has the right to develop and commercialize our current and future Genetic Medicine products principally in the rest of the world, subject to certain broader rights. In January 2018, we and Sanofi Genzyme amended our 2014 collaboration to provide that we would develop and commercialize patisiran globally and Sanofi Genzyme would develop and commercialize fitusiran globally.  With respect to our Cardio-Metabolic Disease pipeline, we intend to seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or we may structure as global alliances, as we did in our collaboration with MDCO to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and we and Regeneron plan to enter into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir Biotechnology for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic hepatitis B virus infection.

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Sanofi Genzyme for the development and commercialization of fitusiran worldwide and potentially other of our Genetic Medicine programs in territories outside of the United States, Canada and Western Europe, and (ii) MDCO for all future development and commercialization of inclisiran worldwide. If Sanofi Genzyme and/or MDCO are not successful in their development and/or commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected. Sanofi Genzyme also has the right to elect one global license for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of our 2014 collaboration. If and when Sanofi Genzyme elects to take a global license to one of our programs, we will no longer control the development and potential commercialization of such program and any revenues we receive will depend solely on the success of Sanofi Genzyme’s efforts. In addition, Sanofi Genzyme may elect not to opt into one or more of our Genetic Medicine programs. For example, during 2016, Sanofi Genzyme elected not to take a regional license for our givosiran and cemdisiran programs and in early 2018, Sanofi Genzyme elected not to take a global license for our lumasiran program. While we intend to advance these programs independently, retaining global development and commercial rights, our ability to advance these programs and successfully develop and commercialize these product candidates may be adversely affected as a result of Sanofi Genzyme’s decision.

We may not be successful in entering into future alliances on terms favorable to us due to various factors, including our ability to successfully demonstrate proof-of-concept for our technology in humans, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have third parties manufacture RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. For example, our decision in October 2016 to discontinue development of revusiran could make it more difficult for us to attract collaborators due to concerns around the safety and/or efficacy of our technology platform or product candidates. In addition, our decision in September 2017 to temporarily suspend dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic serious adverse event, or SAE, and agreement with regulatory authorities on a risk mitigation strategy could, notwithstanding the alignment reached with the FDA on a risk mitigation strategy in November 2017 and reinitiation of such studies, contribute to further concerns about the safety of our therapeutic candidates. Even if we do succeed in securing any such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property, we are unable to secure adequate reimbursement from payors or sales of an approved drug are lower than we expected.

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

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research, development and/or commercialization of RNAi therapeutics, it could delay our development of product candidates, result in the need for additional company resources to develop product candidates, require us to expend time and resources to develop expanded sales and marketing capabilities on a more expedited timeline, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities. For example, in March 2011, Arbutus Biopharma Corporation, or ABC (formerly Tekmira Pharmaceuticals Corporation), and Protiva Biotherapeutics, Inc., or Protiva, a wholly owned subsidiary of ABC, and together with ABC, referred to as Arbutus, filed a civil complaint against us claiming, among other things, misappropriation of its confidential and proprietary information and trade secrets. As a result of the litigation, which was settled in November 2012, we were required to expend resources and management attention that would otherwise have been engaged in other activities. In addition, in August 2013, we initiated binding arbitration proceedings to resolve a disagreement with Arbutus regarding the achievement by Arbutus of a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. The Arbutus arbitration hearing was held in May 2015. In March 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. Arbutus did not appeal this ruling.

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

We rely on independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring, auditing and data management services. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with applicable good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development, and to implement timely corrective action to any non-compliance. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites, including in connection with the review of marketing applications. If we or any of our CROs fail to comply with applicable GCP requirements, or fail to take any such corrective action, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the Pharmaceuticals and Medical Devices Agency in Japan or comparable foreign regulatory authorities may require us to take additional action or perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

If our third-party service providers cannot adequately and timely fulfill their obligations to us, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third party to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to meet deadlines, our development plans and/or regulatory reviews for marketing approvals may be delayed or terminated, including, for example, review of our NDA and MAA filings for patisiran. As a result, our stock price would likely be negatively impacted, and our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We have limited manufacturing experience and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.

We have limited manufacturing experience. In order to develop our product candidates, apply for regulatory approvals and commercialize our products, if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we have commenced construction of a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and, with the exception of patisiran, the finished product we will require for any clinical trials that we initiate and to support the commercial launch of our first several products. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of CMOs for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing agreement with Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. We will also rely on Agilent to supply the active pharmaceutical ingredients to support the commercial launch of patisiran and in March 2018, we entered into a manufacturing services agreement with Agilent for such commercial supply.  There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CMO’s facility and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are developing our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

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

We have no sales or distribution experience and only early capabilities for marketing, sales and market access. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize several of our late-stage products on our own globally, including patisiran, as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, as well as givosiran and lumasiran. Accordingly, we will need to develop internal sales, distribution and marketing capabilities as part of our core product strategy initially in the United States and the EU, then Canada and Switzerland, Central and Eastern Europe, Japan and in other major markets in the rest of the world, which will require significant financial and management resources. For those products for which we will perform sales, marketing and distribution functions ourselves, including patisiran, givosiran and lumasiran, if approved, and for future products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:

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

We have grown our workforce significantly over the past several years and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may experience disappointing results in a clinical program and our stock price may decline as a result, as was the case following our decision in October 2016 to discontinue our revusiran program, and, to less of an extent, following our temporary suspension of dosing in our fitusiran program in September 2017. As a result, we may face additional challenges in attracting and retaining employees. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and global commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

We may have difficulty expanding our operations successfully as we evolve from a U.S.- and EU-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.

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

Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our drug candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable AE reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Our business and operations could suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including potential lawsuits from patients, collaborators, employees and/or stockholders, and the development and potential commercialization of our product candidates could be delayed.

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

If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, in April 2018, we announced new results from our Phase 1 and Phase 1/2 OLE studies of givosiran. Although the clinical data from these studies are encouraging, the data are preliminary in nature, and based on a limited number of patients with AIP. These data, or other positive data, may not continue for patients with AIP, and may not be repeated or observed in our ongoing ENVISION Phase 3 study. There can be no assurance that our studies with givosiran will ultimately be successful or support further clinical advancement or regulatory approval of this product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, patisiran, givosiran, fitusiran, inclisiran and our other product candidates each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective.

In addition, we, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may delay initiation of or suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or related product on healthy volunteer subjects or patients in a clinical trial could result in our decision, or a decision by the FDA or foreign regulatory authorities, to suspend or terminate the trial, or, in the case of regulatory agencies, a refusal to approve a particular product candidate for any or all indications of use. For example, in October 2016, we announced our decision to discontinue development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of patients with cardiomyopathy due to hATTR amyloidosis. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee, or DMC, to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients as compared to those on placebo. We conducted a comprehensive evaluation of the revusiran data and reported the results of our evaluation in August 2017. Following our evaluation, we continue to believe that the decision to discontinue development of revusiran does not affect patisiran, which is under regulatory review for the treatment of hATTR amyloidosis, or any of our other investigational RNAi therapeutic programs in development. In September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. In December 2017, we reached alignment with study investigators and the FDA on safety measures and a risk mitigation strategy to enable resumption of dosing in clinical studies with fitusiran, including our Phase 2 OLE study and the ATLAS Phase 3 program, including protocol-specified guidelines and additional investigator and patient education concerning reduced doses of replacement factor or bypassing agent to treat any breakthrough bleeds in fitusiran studies.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we or our partners may experience difficulty enrolling our clinical trials, including, but not limited to, our clinical trials for fitusiran or cemdisiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. Moreover, given the recent temporary suspension of dosing in our fitusiran studies due to a fatal thrombotic SAE, people with hemophilia may be more reluctant to enroll in the ATLAS Phase 3 program of fitusiran. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, can result in increased costs, longer development times or termination of a clinical trial.

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

In our patisiran APOLLO Phase 3 study in patients with polyneuropathy due to hATTR amyloidosis, the most commonly reported AEs that occurred more frequently in patisiran patients were peripheral edema and infusion-related reactions, or IRRs. These were generally mild to moderate in severity and only one patient discontinued from the APOLLO study due to an IRR. Compared to placebo, patisiran treatment was associated with fewer treatment discontinuations and fewer study withdrawals due to AEs. The incidence of SAEs across the patisiran and placebo groups was similar and the SAEs reported in two or more patients in the patisiran group included: diarrhea, cardiac failure, congestive cardiac failure, orthostatic hypotension, pneumonia and atrioventricular block complete. These were all considered unrelated to patisiran, except for one SAE of diarrhea. SAEs occurred with similar frequency in the placebo group, except for diarrhea. Deaths were recorded with a similar incidence across the patisiran and placebo treatment groups and no deaths were considered related to the study drug.

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

•	conditions imposed on us by an IRB or ethics committee, or the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	problems in engaging IRBs or ethics committees to oversee clinical trials or problems in obtaining or maintaining IRB or ethics committee approval of trials;
•	delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials;
•	high drop-out rates for patients and volunteers in clinical trials;
•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;
•	inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	poor or disappointing effectiveness of our product candidates during clinical trials;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or records of any clinical or nonclinical investigation;
•	failure of our third-party contractors or investigators to comply with regulatory requirements, including GCP and cGMP, or otherwise meet their contractual obligations in a timely manner, or at all;
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

The CMO and manufacturing facilities we use to make our product candidates, including our Cambridge facility, our future Norton facility, and Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility are subject to regulatory inspection by the FDA, the EMA and potentially other regulatory authorities in connection with the review of our patisiran NDA and MAA, as well as any subsequent applications for regulatory approval of patisiran filed in other territories. The discovery of any new or previously unknown problems with us or our CMOs, or our or their manufacturing processes or facilities, may result in restrictions on the drug or CMO or facility, including delay in approval or, in the future, withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for Phase 3 clinical and commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we are constructing a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the CMO for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

•

The U.S. federal Open Payments requirements were implemented by the Centers for Medicare and Medicaid Services, or CMS, pursuant to the Patient Protection and Affordable Care Act, also referred to as the Affordable Care Act or the PPACA. Under the Open Payments Program, manufacturers of medical devices, medical supplies, biological products and drugs covered by Medicare, Medicaid and the Children’s Health Insurance Programs must report all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals.

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

If other federal spending is reduced, any budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business.

Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. Following the decision to discontinue clinical development of revusiran, we conducted a comprehensive evaluation of available revusiran data. We reported the results of this evaluation in August 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study. In addition, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. Notwithstanding the risks undertaken by all persons who participate in clinical trials, and the information on risks provided to study investigators and patients participating in our clinical trials, including the revusiran and fitusiran studies, it is possible that product liability claims will be asserted against us relating to the worsening of a patient’s condition, injury or death alleged to have been caused by one of our product candidates, including revusiran or fitusiran. Such claims might not be fully covered by product liability insurance. If we succeed in marketing products, including patisiran, product liability claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Cancer Research Technology Limited, Ionis Pharmaceuticals, Inc., or Ionis, the Massachusetts Institute of Technology, or MIT, Whitehead Institute for Biomedical Research, or Whitehead, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck Innovation, and Arbutus. We also intend to enter into additional licenses to third-party intellectual property in the future.

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

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA therapeutic candidates. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products or perform research and development or other activities covered by such patents. For example, Silence Therapeutics plc, or Silence, has filed a claim in the High Court of England and Wales, naming us, our wholly owned subsidiary Alnylam UK Ltd., and The Medicines Company UK Ltd as co-defendants. The claim seeks a declaration that Silence is entitled to supplementary protection certificates, or SPCs, based on a European patent held by Silence, that Silence alleges covers certain of our product candidates. An SPC is an intellectual property right that could extend the life of the Silence patent in relation to a specified product for a period of up to five additional years bringing the potential expiration date to 2028. On October 27, 2017, we, through our affiliate Alnylam UK Ltd., and The Medicines Company UK Ltd filed a claim against Silence Therapeutics GmbH and Silence in the High Court of England and Wales seeking revocation of Silence’s patent, as well as a declaration of non-infringement by each of the products of such patent, and costs and interest among other potential remedies.  On November 30, 2017, we and The Medicines Company UK Ltd filed our defense to Silence’s claim against us denying that the products that are the subject of Silence’s claim against us fall under the Silence patent or that it is entitled to an SPC based on that patent.  Both cases are expected to be tried in the High Court of England and Wales in December 2018. The Silence claim filed in the High Court of England and Wales has been amended by Silence to assert an additional patent against the defendants. There are also a number of related actions brought by us or Silence in connection with this ongoing intellectual property dispute. Although we believe Silence’s patents are invalid and not infringed by our product candidates and that, therefore, Silence would not be entitled to obtain an SPC based on any of our product candidates and would not be entitled to the injunctive relief or monetary damages it seeks, litigation is subject to inherent uncertainty, and a court could ultimately rule against us.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp. We and Dicerna settled the ongoing litigation between us in April 2018. A third party may also claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us alleging, among other things, misappropriation of its confidential and proprietary information and trade secrets. In November 2012, we settled this litigation and restructured our contractual relationship with Arbutus. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses during the quarter ended December 31, 2012.

In protecting our intellectual patent rights through litigation or other means, a third party may claim that we have improperly asserted our rights against them.  For example, in August 2017, Dicerna successfully added counterclaims against us in the above-referenced trade secret lawsuit alleging that our lawsuit represented abuse of process and claiming tortious interference with its business.  In addition, in August 2017, Dicerna filed a lawsuit against us in the United States District Court of Massachusetts alleging attempted monopolization by us under the Sherman Antitrust Act. As noted above, in April 2018, we and Dicerna settled the ongoing litigation between us.

Furthermore, third parties may challenge the inventorship of our patents or licensed patents. For example, in March 2011, The University of Utah, or Utah, filed a complaint against us, Max Planck Gesellschaft Zur Foerderung Der Wissenschaften e.V. and Max Planck Innovation, together, Max Planck, Whitehead, MIT and UMass, claiming that a professor of Utah was the sole inventor, or in the alternative, a joint inventor of certain of our in-licensed patents. Utah was seeking correction of inventorship of the Tuschl patents, unspecified damages and other relief. After several years of court proceedings and discovery, the court granted our motions for summary judgment, and dismissed Utah’s state law damages claims as well. During the pendency of this litigation, as well as the Arbutus and Dicerna litigation described above, we incurred significant costs, and in each case, the litigation diverted the attention of our management and other resources that would otherwise have been engaged in other activities.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we are developing patisiran for the treatment of hATTR amyloidosis. In November 2017, we reported positive complete results from our APOLLO Phase 3 clinical trial and generally encouraging safety data, and in December 2017, we submitted our first NDA and MAA for patisiran.  In January 2018, we announced that the EMA has accepted the MAA and initiated its review. Patisiran was previously granted an accelerated assessment by the EMA.  In early February 2018, we announced that the FDA has accepted our NDA and granted our request for priority review, with an action date of August 11, 2018. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer in Europe and certain countries outside the United States, as well as product candidates in various stages of clinical development, including an investigational drug being developed by Ionis. In October and November 2017, Ionis reported positive efficacy data as well as safety data from its Phase 3 clinical trial in hATTR amyloidosis, including thrombocytopenia and renal insufficiency SAEs. In November 2017, Ionis reported that it has filed its NDA and MAA for this investigational drug and in January 2018, reported that the FDA had accepted its NDA for priority review and set a PDUFA date of July 6, 2018. Ionis has licensed Akcea Therapeutics, Inc. to commercialize this product, if approved. In early May 2018, Akcea Therapeutics reported that the FDA has extended the review period for this product and has assigned a new PDUFA goal date of October 6, 2018. In addition, in March 2018, Pfizer announced positive topline results from a Phase 3 study of tafamidis in patients with transthyretin cardiomyopathy. In June 2017, the FDA granted Fast Track designation to tafamidis for transthyretin cardiomyopathy; additionally, in March 2018, the Ministry of Labor Health and Welfare in Japan granted SAKIGAKE designation to tafamidis for this indication. While we believe that patisiran will have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and even if approved, it may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.

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

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working to develop RNAi therapeutic products. Some of these companies are seeking, as we are, to develop chemically synthesized siRNAs as drugs. Others are following a gene therapy approach, with the goal of treating patients not with synthetic siRNAs but with synthetic, exogenously-introduced genes designed to produce siRNA-like molecules within cells. Companies working on chemically synthesized siRNAs include Takeda Pharmaceutical Company Limited, or Takeda, Marina Biotech, Inc., Arrowhead Research Corporation, or Arrowhead, and its subsidiary, Calando Pharmaceuticals, Inc., or Calando, Quark Pharmaceuticals, Inc., or Quark, Silence, Arbutus, Sylentis S.A.U., Dicerna, WAVE Life Sciences Ltd., Arcturus Therapeutics, Inc. and Genevant Sciences, launched by Arbutus and Roivant Sciences. In addition, we granted licenses or options for licenses to Ionis, Benitec, Arrowhead, and its subsidiary, Calando, Arbutus, Quark, Sylentis and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than us.

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

ITEM 6. EXHIBITS.

3.1	Amended and Restated Bylaws of the Registrant, as amended

10.1†

Amendment No. 2 entered into as of January 6, 2018 to the Master Collaboration Agreement dated as of January 11, 2014, as amended by Amendment No. 1, including certain Regional, Global and Co-Co License Terms attached thereto, by and between the Registrant and Genzyme Corporation

10.2†	Exclusive License Agreement entered into as of January 6, 2018 by and between the Registrant and Genzyme Corporation

10.3†	ALN-AT3 Global License Terms entered into as of January 6, 2018 by and between the Registrant and Genzyme Corporation

10.4†	Manufacturing Services Agreement effective as of March 28, 2018 by and between the Registrant and Agilent Technologies, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

ALNYLAM PHARMACEUTICALS, INC.

Date: May 4, 2018	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	/s/ Manmeet S. Soni
Manmeet S. Soni
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)