Form 10-Q
period 2018-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2018-08-02
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At July 31, 2018, the registrant had 100,666,112 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$361,457	$645,361
Marketable debt securities	1,074,165	1,045,257
Marketable equity securities	12,044	—
Billed and unbilled collaboration receivables	2,961	34,002
Prepaid expenses and other current assets	51,932	40,120
Total current assets	1,502,559	1,764,740
Marketable debt securities	—	13,919
Property, plant and equipment, net	227,839	181,900
Restricted investments	44,825	30,000
Other assets	14,166	4,171
Total assets	$1,789,389	$1,994,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,988	$28,355
Accrued expenses	89,867	72,203
Deferred rent	2,643	1,988
Deferred revenue	9,161	41,705
Total current liabilities	113,659	144,251
Deferred rent, net of current portion	16,220	6,626
Deferred revenue, net of current portion	4,522	43,075
Long-term debt	30,000	30,000
Other liabilities	4,186	4,347
Total liabilities	168,587	228,299
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 100,569,034 shares issued and outstanding at June 30, 2018; 99,666,549 shares issued and outstanding at December 31, 2017	1,005	997
Additional paid-in capital	4,037,853	3,947,552
Accumulated other comprehensive loss	(33,807)	(34,433)
Accumulated deficit	(2,384,249)	(2,147,685)
Total stockholders’ equity	1,620,802	1,766,431
Total liabilities and stockholders’ equity	$1,789,389	$1,994,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues from collaborators	$29,907	$15,932	$51,806	$34,892
Operating expenses:
Research and development (1)	137,582	90,627	234,439	177,611
General and administrative (1)	84,679	45,779	157,126	84,266
Total operating expenses	222,261	136,406	391,565	261,877
Loss from operations	(192,354)	(120,474)	(339,759)	(226,985)
Other income (expense):
Interest income	6,101	2,577	11,895	4,705
Other income (expense)	2,208	(523)	2,543	(3,430)
Gain on litigation settlement	20,564	—	20,564	—
Total other income	28,873	2,054	35,002	1,275
Loss before income taxes	(163,481)	(118,420)	(304,757)	(225,710)
Provision for income taxes	(79)	—	(17)	—
Net loss	$(163,560)	$(118,420)	$(304,774)	$(225,710)
Net loss per common share - basic and diluted	$(1.63)	$(1.34)	$(3.04)	$(2.59)
Weighted-average common shares used to compute basic and diluted net loss per common share	100,519	88,098	100,251	87,068
Comprehensive loss:
Net loss	$(163,560)	$(118,420)	$(304,774)	$(225,710)
Unrealized gain (loss) on marketable securities, net of tax	1,046	(476)	626	(2,412)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	345	—	1,894
Comprehensive loss	$(162,514)	$(118,551)	$(304,148)	$(226,228)

(1)	Stock-based compensation expenses included in operating expenses are as follows:

Research and development	$11,616	$13,254	$21,753	$21,945
General and administrative	10,625	10,776	20,072	17,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(304,774)	$(225,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	5,417	6,066
Stock-based compensation	41,825	39,747
Non-cash gain on litigation settlement	(10,000)	—
Charge for 401(k) company stock match	2,326	1,074
Unrealized gain on marketable equity securities	(2,044)	—
Realized loss on sale of marketable equity securities	—	1,894
Other	—	608
Changes in operating assets and liabilities:
Proceeds from landlord lease incentive for tenant improvements	4,480	—
Billed and unbilled collaboration receivables	31,041	7,929
Prepaid expenses and other assets	(21,261)	(198)
Accounts payable	(9,735)	(8,326)
Accrued expenses and other	7,261	(3,404)
Deferred revenue	(2,887)	(1,059)
Net cash used in operating activities	(258,351)	(181,379)
Cash flows from investing activities:
Purchases of property, plant and equipment	(43,965)	(57,803)
Purchases of restricted investments	(14,825)	—
Purchases of marketable debt securities	(642,787)	(237,184)
Sales and maturities of marketable securities	629,384	302,392
Net cash (used in) provided by investing activities	(72,193)	7,405
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	47,735	12,644
Proceeds from issuance of common stock, net of offering costs	—	355,150
Proceeds from issuance of common stock to Sanofi Genzyme	—	21,381
Payments for repurchase of common stock for employee tax withholding	(632)	(147)
Net cash provided by financing activities	47,103	389,028
Net (decrease) increase in cash, cash equivalents and restricted cash	(283,441)	215,054
Cash, cash equivalents and restricted cash, beginning of period	646,832	195,088
Cash, cash equivalents and restricted cash, end of period	$363,391	$410,142

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	At June 30,
	2018	2017
Cash and cash equivalents	$361,457	$408,671
Restricted cash included in long-term other assets	1,934	1,471
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$363,391	$410,142

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

Liquidity

Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt securities at June 30, 2018, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At June 30,
	2018	2017
Options to purchase common stock	12,794	12,372
Unvested restricted common stock	150	172
	12,944	12,544

Public Offering

In May 2017, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $71.87 per share. As a result of the offering, we received aggregate net proceeds of $355.2 million after deducting underwriting discounts and commissions and other offering expenses of $4.2 million.

Equity

Total stockholders’ equity at June 30, 2018 decreased by $145.6 million compared to December 31, 2017. This decrease was related primarily to our net loss, partially offset during the six months ended June 30, 2018 by an adjustment to the opening balance of our accumulated deficit related to the adoption of the new revenue standard on January 1, 2018, described below under the heading “Recent Accounting Pronouncements,” as well as increases to additional paid-in capital due to proceeds from the exercise of stock options and stock-based compensation.

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt securities as available-for-sale. We report available-for-sale debt securities at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At June 30, 2018, the balance in our accumulated other comprehensive loss was composed solely of activity related to our marketable debt securities and our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We did not recognize any realized gains or losses from sales of our available-for-sale debt securities during the six months ended June 30, 2018 or 2017, and as a result, did not reclassify any amount out of accumulated other comprehensive loss for the respective period related to our available-for-sale debt securities. If any adjustment to fair value reflects a decline in the value of the marketable debt securities, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive loss. We did not record any impairment charges related to our marketable debt securities during the six months ended June 30, 2018 or 2017. Our marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable debt securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities, U.S. treasury securities and money market funds.

Upon the adoption of the new accounting standard, discussed below under the heading “Recent Accounting Pronouncements,” effective January 1, 2018, we measure marketable equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee), which have readily available prices, at fair value with changes in fair value recognized in other income (expense) on our condensed consolidated statements of comprehensive loss. Prior to January 1, 2018, we recognized unrealized gains and losses on our marketable equity securities through accumulated other comprehensive income (loss) on our condensed consolidated balance sheets. At June 30, 2018, our marketable equity securities were comprised solely of 983,208 shares of Dicerna Pharmaceuticals, Inc., or Dicerna, common stock that we received under a Settlement Agreement and General Release entered into in April 2018, referred to as the Settlement Agreement, described more fully below at Note 5. During the three and six months ended June 30, 2018, we recorded an unrealized gain of $2.0 million for the change in the fair value of the Dicerna common stock as other income on our condensed consolidated statements of comprehensive loss. At December 31, 2017, there were no marketable equity securities on our condensed consolidated balance sheet.

During the second quarter of 2017, we sold all our remaining holdings in Regulus. We accounted for our investment in Regulus as an available-for-sale marketable equity security. We recognized $0.3 million and $1.9 million of realized losses from sales of our Regulus available-for-sale securities as other expense in our condensed consolidated statement of comprehensive loss during the three and six months ended June 30, 2017, respectively. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. Upon sales of our marketable equity securities, we apply the aggregate portfolio approach to recognize the related tax provision or benefit into income (loss) from continuing operations. As a result, the disproportionate tax effect remains in accumulated other comprehensive income (loss) as long as we maintain an investment portfolio. At June 30, 2018 and December 31, 2017, there was $32.8 million of accumulated other comprehensive loss, net of tax, recorded on our condensed consolidated balance sheets related to our investment in Regulus.

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

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods. At June 30, 2018, we had short-term and long-term deferred revenue of $9.2 million and $4.5 million, respectively, related to our collaborations.

Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. At June 30, 2018, we have not capitalized any costs to obtain any of our contracts.

Other Income

As described more fully below at Note 5, in April 2018, we and Dicerna entered into the Settlement Agreement, as defined above, resolving all ongoing litigation between the companies. As a result, during the second quarter of 2018, we recorded $20.6 million as a gain on litigation settlement that is classified as other income on our condensed consolidated statements of comprehensive loss that includes the $10.0 million valuation of Dicerna common stock received at the settlement date, the $2.0 million upfront cash payment received in the second quarter of 2018, and $8.6 million, which represents the discounted present value of the $13.0 million cash payment due from Dicerna by April 18, 2022 under the terms of the Settlement Agreement. Total other income on our condensed consolidated statements of comprehensive loss also includes interest income related to our interest-bearing cash equivalents and marketable debt securities.

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

In accordance with the new revenue standard requirements, the following tables summarize the impact of adoption on our condensed consolidated balance sheet and condensed consolidated statement of comprehensive loss, in thousands:

	At June 30, 2018
Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Deferred revenue, current portion	$9,161	$9,860	$(699)
Deferred revenue, net of current portion	$4,522	$22,514	$(17,992)
Accumulated deficit	$(2,384,249)	$(2,403,024)	$(18,775)

	Three Months Ended June 30, 2018
Condensed Consolidated Statement of Comprehensive Loss	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Net revenues from collaborators	$29,907	$46,215	$(16,308)
Net loss	$(163,560)	$(147,252)	$16,308
Net loss per common share - basic and diluted	$(1.63)	$(1.46)	$0.17

	Six Months Ended June 30, 2018
Condensed Consolidated Statement of Comprehensive Loss	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Net revenues from collaborators	$51,806	$101,241	$(49,435)
Net loss	$(304,774)	$(255,339)	$49,435
Net loss per common share - basic and diluted	$(3.04)	$(2.55)	$0.49

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

In January 2016, the FASB issued a new standard on recognition and measurement of financial assets and financial liabilities. The new standard impacts the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There is no longer an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. For equity investments that do not have readily determinable fair values, such as privately issued corporate equity securities, we have elected the measurement alternative. As a result, we will record these investments at cost, less any impairment, and adjust for observable price changes in orderly transactions for identical or similar investments of the same issuer. At June 30, 2018 and December 31, 2017, we did not have material equity investments without readily determinable fair values.  In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new standard requires modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This standard became effective for us on January 1, 2018. This standard had an impact on our condensed consolidated financial statements and related disclosures beginning in the second quarter of 2018 as a result of the 983,208 shares of common stock of Dicerna, a publicly traded company, that we received in April 2018, described more fully above. During the three and six months ended June 30, 2018, we recorded an unrealized gain of $2.0 million for the change in the fair value of such shares of Dicerna common stock as other income on our condensed consolidated statements of comprehensive loss as a result of the application of this new standard.

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

2. COLLABORATION AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2018	2017	2018	2017
Sanofi Genzyme	$23,077	$14,375	$41,930	$26,652
Vir Biotechnology	6,113	—	7,356	—
MDCO	662	1,522	1,957	7,886
Other	55	35	563	354
Total net revenues from collaborators	$29,907	$15,932	$51,806	$34,892

The following table summarizes our total consolidated net revenues from collaborators, using the prior revenue standard, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2018	2017	2018	2017
Sanofi Genzyme	$36,539	$14,375	$86,969	$26,652
Vir Biotechnology	6,113	—	7,356	—
MDCO	3,508	1,522	6,353	7,886
Other	55	35	563	354
Total net revenues from collaborators	$46,215	$15,932	$101,241	$34,892

The following table presents the balance of our contract liabilities at June 30, 2018 and January 1, 2018, in thousands:

	At June 30, 2018	At January 1, 2018
Contract liabilities:
Deferred revenues	$13,683	$16,570

During the six months ended June 30, 2018, we recognized the following revenues as a result of the change in the contract liability balances, in thousands:

Revenue recognized in the period from:	Six Months Ended June 30, 2018
Amounts included in contract liability at the beginning of the period	$11,996

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

The following table provides the research and development expenses incurred by type that are directly attributable to each agreement for the periods indicated, in thousands:

	Three Months Ended June 30,						Six Months Ended June 30,
	2018			2017			2018			2017
	Sanofi Genzyme	Vir	MDCO	Sanofi Genzyme	Vir	MDCO	Sanofi Genzyme	Vir	MDCO	Sanofi Genzyme	Vir	MDCO
Research and development
Clinical trial and manufacturing	$17,572	$5,497	$—	$43,780	$—	$—	$28,095	$6,051	$641	$84,355	$—	$5,095
External services	1,834	6,151	—	929	—	—	4,507	6,351	—	1,496	—	—
Other	241	292	—	1,554	—	—	750	980	—	2,990	—	24
Total research and development expenses	$19,647	$11,940	$—	$46,263	$—	$—	$33,352	$13,382	$641	$88,841	$—	$5,119

The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for external development and manufacturing services for which we are reimbursed, licensing payments made to the counterparty to such agreement and costs directly attributable to Sanofi Genzyme transition services. In addition, these expenses include a reasonable estimate of compensation and related costs as billed to our counterparties. As part of our revenue recognition policy, the costs in the above table are considered as an input in our determination of transaction price when they relate to consideration received for the delivery of goods or services. For the three and six months ended June 30, 2018 and 2017, we did not incur material general and administrative expenses related to our significant agreements.

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

We determined that the deliverables under the 2012 Sanofi Genzyme agreement included the license, a joint steering committee and any additional TTR-specific RNAi therapeutic compounds that comprised the ALN-TTR program. We also determined that, pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the license and undelivered joint steering committee and any additional TTR-specific RNAi therapeutic compounds did not have standalone value due to the specialized nature of the services to be provided by us. In addition, while Sanofi Genzyme had the ability to grant sublicenses, it could not sublicense all or substantially all of its rights under the 2012 Sanofi Genzyme agreement. The uniqueness of our services and the limited sublicense right were indicators that standalone value was not present in the arrangement. Therefore, the deliverables were not separable and, accordingly, the license and undelivered services were treated as a single unit of accounting. We were unable to reasonably estimate the period of performance under the 2012 Sanofi Genzyme agreement, as we were unable to estimate the timeline of our deliverables related to the deliverable for any additional TTR-specific RNAi therapeutic compounds.

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

Exclusive TTR License and AT3 License Terms

As noted above, the 2018 amendment, together with the Exclusive TTR License and the AT3 License Terms, revise the terms and conditions of the 2014 Sanofi Genzyme collaboration to (i) provide us the exclusive right to pursue the further global development and commercialization of all TTR products, including patisiran, ALN-TTRsc02 and any back-up products, (ii) provide Sanofi Genzyme the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products and (iii) terminate the previous co-development and co-commercialization rights related to revusiran, ALN-TTRsc02 and fitusiran under the 2014 Sanofi Genzyme collaboration. Going forward, we are funding all development and commercialization costs for patisiran and ALN-TTRsc02.  We are also funding development and commercialization costs for fitusiran through the transition period, up to a cap of $50.0 million, after which Sanofi Genzyme will fund all development and commercialization costs for fitusiran. We substantially completed the transition of the fitusiran program to Sanofi Genzyme in the third quarter of 2018. Each party is responsible for its costs associated with the transfer of the respective program to the other party.

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

In consideration for the rights granted to Sanofi Genzyme under the 2018 amendment and the AT3 License Terms, Sanofi Genzyme was required to make one milestone payment of $50.0 million following the dosing of the first patient in the ATLAS Phase 3 program for fitusiran. This milestone was achieved in the first quarter of 2018. In addition, we will be eligible to receive tiered royalties of fifteen to thirty percent based on global annual net sales of fitusiran and up to fifteen percent based on global annual net sales of any back-up products, in each case by Sanofi Genzyme, its affiliates and its sublicensees. We intend to continue to work with Sanofi Genzyme to ensure continuity for the supply of fitusiran for ongoing clinical studies, and, at Sanofi Genzyme’s request, commercial sales. Sanofi Genzyme also has the right to manufacture fitusiran.

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

As noted above, the 2018 amendment, together with the Exclusive TTR License, provide us with the exclusive right to pursue the further global development and commercialization of all TTR products, including patisiran. We are responsible for all development and commercialization costs for patisiran and ALN-TTRsc02. As of the 2018 restructured agreement, we are no longer required to complete the delivery of any of the performance obligations under the agreement related to the TTR programs. As a result, the transaction price prior to the 2018 amendment has been reduced as we are no longer entitled to cost-share reimbursements or any of the previously constrained consideration, such as milestones and royalties. Since the 2018 amendment affected the transaction price but did not add any incremental and distinct performance obligations, we concluded this amendment should be accounted for as a change to the existing agreement and recorded the revenue on a cumulative catch-up basis. At the time of the 2018 amendment, we had $2.9 million in revenue deferred as a contract liability on our condensed consolidated balance sheet related to this contract for TTR programs, all of which we recognized in the first quarter of 2018 under the proportional performance model as we no longer expected to incur costs associated with the delivery of goods or services. If we had not adopted the new revenue standard, at the time of the 2018 restructured agreement, we would have had $25.8 million of deferred revenues on our condensed consolidated balance sheet that would have been recognized in full upon the date of the 2018 restructured agreement as we would have similarly concluded there were no ongoing deliverables under the 2018 restructured agreement related to the TTR programs. We expect to record future royalties payable to Sanofi Genzyme with respect to any sales of patisiran within cost of goods sold as Sanofi Genzyme is no longer considered our customer after the 2018 restructured agreement for sales of all TTR products, including patisiran, and as such, these royalty payments are outside of the scope of the new revenue standard, including with respect to principal versus agent guidance.

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

In connection with the 2018 restructured agreement for fitusiran, we will fund development and commercialization costs for fitusiran through the transition period, which was substantially completed in the third quarter of 2018, up to a limit of $50.0 million. The only milestone under the 2018 restructured agreement, which was achieved in the first quarter of 2018 following the dosing of the first patient in the ATLAS Phase 3 program for fitusiran, is considered variable consideration for the license and transition services related to the fitusiran program. We have agreed to reimburse Sanofi Genzyme for certain transition activities that are reflected as a reduction in the transaction price. As a result, the transaction price has been reduced as we are no longer entitled to cost-share reimbursements or any of the previously constrained consideration, such as milestones and royalties.

We concluded that the modification that resulted from the 2018 restructured agreement related to fitusiran would be treated as a termination and replacement of the 2014 Sanofi Genzyme collaboration and accounted for prospectively as the remaining license and transition services are considered distinct from that under the agreement prior to this modification. However, the incremental consideration under the 2018 restructured agreement does not directly reflect the standalone selling price of the incremental performance obligation. Therefore, we concluded the 2018 restructured agreement for fitusiran should be accounted for on a prospective basis. At the time of the 2018 amendment, we had $0.6 million in revenue deferred as a contract liability on our condensed consolidated balance sheet related to the 2014 Sanofi Genzyme collaboration for the fitusiran program. As of June 30, 2018, the transaction price of the 2018 restructured agreement for fitusiran is $40.8 million, primarily related to the $50.0 million milestone that was achieved in the first quarter of 2018. Consistent with our accounting prior to this 2018 modification, we are applying the sales-based royalty under the new revenue standard to exclude from the transaction price the royalties earned on Sanofi Genzyme’s sales of fitusiran as we have determined in the context of all the performance obligations, including those delivered prior to the 2018 modification, that the value of the broader license will continue to represent a substantial portion of the value provided to Sanofi Genzyme; and therefore the license to the intellectual property is the predominant item to which the royalty relates.

We have determined that Sanofi Genzyme’s right to purchase additional clinical and commercial material from us reflects optional purchases that are distinct from other performance obligations. Revenues associated with these purchases will be recognized as Sanofi Genzyme obtains control of any purchased material.

We are recognizing the transaction price of the 2018 restructured agreement related to fitusiran under a separate proportional performance model as we perform transition services over the transition period, which was substantially completed in the third quarter of 2018. We are measuring our performance based on a percentage of our costs expected to be incurred, currently estimated to be approximately $35 million to $40 million. In the three and six months ended June 30, 2018, under the proportional performance model, we recognized revenues of $23.1 million and $39.1 million, respectively, related to the 2018 restructured agreement for fitusiran. If we had not adopted the new revenue standard, at the time of the 2018 restructured agreement, we would have had $23.4 million of deferred revenues on our condensed consolidated balance, that would have represented an incremental $22.8 million to the transaction price. Similar to under the new revenue standard, we consider the 2018 restructured agreement related to fitusiran to include a combined performance obligation. Under the prior revenue standard and our historical practice to account for contract modifications, we would apply a separate model to the consideration. Historically, we have measured our performance under our models based on the passage of time due to our inability to estimate performance under another method. However, as a result of the 2018 restructured agreement related to fitusiran, we have the ability to measure our performance under the prior revenue standard based on costs expected to be incurred, and therefore measure performance under the prior standard consistent with that of the new revenue standard. Under the prior revenue standard, we would have recorded revenues of $36.5 million and $61.1 million, respectively, in the three and six months ended June 30, 2018.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Certificates of deposit	$5,000	$—	$5,000	$—
Commercial paper	3,700	—	3,700	—
Corporate notes	2,000	—	2,000	—
Money market funds	307,602	307,602	—	—
Marketable debt securities:
Certificates of deposit	33,042	—	33,042	—
Commercial paper	145,245	—	145,245	—
Corporate notes	356,465	—	356,465	—
U.S. government-sponsored enterprise securities	261,774	—	261,774	—
U.S. treasury securities	277,639	—	277,639	—
Marketable equity securities	12,044	12,044	—	—
Restricted cash (money market funds)	1,474	1,474	—	—
Total	$1,405,985	$321,120	$1,084,865	$—

Description	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$82,262	$—	$82,262	$—
Corporate notes	18,116	—	18,116	—
U.S. government-sponsored enterprise securities	231,122	—	231,122	—
U.S. treasury securities	62,855	—	62,855	—
Money market funds	122,986	122,986	—	—
Marketable debt securities:
Certificates of deposit	30,200	—	30,200	—
Commercial paper	56,951	—	56,951	—
Corporate notes	373,252	—	373,252	—
U.S. government-sponsored enterprise securities	398,298	—	398,298	—
U.S. treasury securities	200,475	—	200,475	—
Restricted cash (money market funds)	1,471	1,471	—	—
Total	$1,577,988	$124,457	$1,453,531	$—

During the six months ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, billed and unbilled collaboration receivables, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. As of June 30, 2018, we had $8.7 million included in long-term other assets on our condensed consolidated balance sheet that represents the discounted present value, based on a Level 2 fair value measurement, of the $13.0 million cash payment due from Dicerna by April 18, 2022 under the terms of the Settlement Agreement, described more fully above at Note 1. We are accounting for this receivable as a transaction between two parties and imputing the interest through interest income on our condensed consolidated statements of comprehensive loss. To determine the present value of this receivable, we used an interest rate of 11 percent as of the settlement date for a note that would have resulted if an independent borrower and independent lender had negotiated a similar transaction. The fair value of our long-term debt at June 30, 2018, computed pursuant to a discounted cash flow technique using a market interest rate, was $30.1 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

4. MARKETABLE DEBT SECURITIES

We obtain fair value measurement data for our marketable debt securities from independent pricing services. We perform validation procedures to ensure the reasonableness of this data. This includes meeting with the independent pricing services to understand the methods and data sources used. Additionally, we perform our own review of prices received from the independent pricing services by comparing these prices to other sources and confirming those securities are trading in active markets.

The following tables summarize our marketable debt securities at June 30, 2018 and December 31, 2017, in thousands:

	At June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$33,042	$—	$—	$33,042
Commercial paper	145,245	—	—	145,245
Corporate notes	356,938	7	(480)	356,465
U.S. government-sponsored enterprise securities	262,109	—	(335)	261,774
U.S. treasury securities	277,846	—	(207)	277,639
Total	$1,075,180	$7	$(1,022)	$1,074,165

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$30,200	$—	$—	$30,200
Commercial paper	56,951	—	—	56,951
Corporate notes	373,736	11	(495)	373,252
U.S. government-sponsored enterprise securities	399,281	—	(983)	398,298
U.S. treasury securities	200,649	1	(175)	200,475
Total	$1,060,817	$12	$(1,653)	$1,059,176

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at June 30, 2018, in thousands:

	At June 30, 2018
	Amortized Cost	Fair Value
Less than one year	$1,075,180	$1,074,165
Greater than one year but less than two years	—	—
Total	$1,075,180	$1,074,165

5. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

In April 2016, we purchased 12 acres of undeveloped land in Norton, Massachusetts. We are constructing a manufacturing facility at this site for drug substance, including small interfering RNAs, or siRNAs, and siRNA conjugates, for clinical and commercial use. At June 30, 2018 and December 31, 2017, property, plant and equipment, net, on our condensed consolidated balance sheets reflects $177.8 million and $140.5 million, respectively, of land and associated costs related to the construction of our drug substance manufacturing facility.

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

The obligations of the borrower and us under the BOA Credit Agreement were, and under the Wells Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under such Credit Agreement at such time. At each of June 30, 2018 and December 31, 2017, we have recorded $30.0 million of cash collateral in connection with the Wells Credit Agreement as restricted investments on our condensed consolidated balance sheets. The Wells Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants, including quarterly reporting obligations, as well as certain customary events of default.

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

Silence Litigation

In October 2017, Silence Therapeutics plc, or Silence, served its previously announced claim in the High Court of England and Wales, or the High Court, issued in the name of Silence Therapeutics GmbH against Alnylam UK Ltd., Alnylam Pharmaceuticals, Inc., and The Medicines Company UK Ltd, referred to collectively as the Defendants. The claim seeks a declaration that patisiran, fitusiran, givosiran and inclisiran, together, the Products, are protected by Silence’s European Patent No. 2 258 847, referred to as the ‘847 patent, within the meaning of the Supplementary Protection Certificate, or SPC, Regulation of the European Union. The claim alleges that any marketing authorization for any of these Products granted to any of the Defendants is a valid authorization within the meaning of the SPC Regulation, to support an application for an SPC by Silence for each of the Products, allegedly allowing Silence to extend the expiration date of its ‘847 patent on a Product-by-Product basis, based on the amount of time in regulatory review for each of the Products, again on a Product-by-Product basis, up to a statutory maximum.  In addition, Silence is seeking costs, interest and other unspecified relief.  In November 2017, the Defendants submitted substantive defenses to the claim.

In October 2017, we, through our affiliate Alnylam UK Ltd., and The Medicines Company UK Ltd filed and served a claim against Silence Therapeutics GmbH and Silence in the High Court seeking revocation of the ‘847 patent, as well as a declaration of non-infringement by each of the Products of the ‘847 patent, and costs and interest among other potential remedies. In November 2017, Silence filed a defense to our claim along with counter claims alleging infringement of the ‘847 patent by our Products. The High Court has set a trial date of December 3, 2018 for all claims between Silence and the Defendants.

In December 2017, we filed an opposition with the European Patent Office seeking revocation of the ‘847 patent in its entirety. Although we believe the ‘847 patent is invalid and not infringed by our Products and that, therefore, Silence would not be entitled to obtain an SPC based on any of our Products, litigation and opposition proceedings are subject to inherent uncertainty, as noted above, and a court or patent office could ultimately rule against us or find that Silence’s patents are valid.

In March 2018, we filed an action against Silence in the United States District Court for the District of Massachusetts seeking a declaratory judgement of non-infringement by patisiran of Silence U.S. Patent Nos: 7,893,245; 8,324,370; 8,933,215; 9,222,092; and 9,695,423, referred to as the DJ Action. In June 2018, Silence filed a motion to dismiss the DJ Action alleging lack of personal jurisdiction over Silence in Massachusetts as well as lack of subject matter jurisdiction, given that patisiran had not yet received a marketing approval in the U.S.  In response, we filed an amended complaint and have sought leave of the Court to file a second amended complaint adding certain facts not included in the initial complaint to further establish personal jurisdiction in Massachusetts for Silence. On July 20, 2018, Silence filed a motion to dismiss our first amended complaint. On July 25, 2018, we filed a request to withdraw certain confidential information filed under seal from our second amended complaint.

Between April and July 2018, we filed petitions for Post Grant Review of five Silence granted U.S. Patents with the U.S. Patent and Trademark Office seeking a cancellation of all claims as being unpatentable under 35 U.S.C. §§ 112 and 102.

In April 2018, Silence amended its claim in the High Court further alleging that patisiran and fitusiran infringe its recently granted patent EP 1 857 547, referred to as the ‘547 patent, and seeking an injunction as well as monetary damages based on such alleged infringement. On April 23, 2018, Silence served patent infringement proceedings against us in Portugal alleging that patisiran infringes the ‘547 patent.  Silence is seeking a permanent injunction against the commercialization of patisiran in Portugal.

On June 29, 2018, Silence filed a Notice of Discontinuance with the High Court to withdraw its original claim alleging it is entitled to an SPC for the Products, as well as its claims alleging infringement by the Products of the ‘847 patent as granted and its claim of infringement against patisiran and fitusiran of the ‘547 patent as granted. In addition, Silence filed an unconditional amendment to both its ‘847 and ‘547 patents narrowing their claim scope in the United Kingdom from the claims as granted, and has claimed infringement by patisiran of the ‘547 patent as amended in the United Kingdom. We believe the ‘847 and ‘547 patents as originally filed and as amended were and are invalid and not infringed by any of our products and will defend against any claim of infringement brought against any of our products including the present claim of infringement by patisiran of the ‘547 patent as amended. We intend to file an opposition with the European Patent Office seeking to revoke the ‘547 patent in its entirety.

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

Under the terms of the Settlement Agreement, Dicerna will pay us an aggregate of $25.0 million, including an upfront cash payment of $2.0 million and 983,208 shares of Dicerna common stock, valued at $10.0 million, that were received in the second quarter of 2018, and an additional $13.0 million over the next four years, the timing of which will be dependent upon revenue Dicerna receives pursuant to future partnerships and collaborations related to Ga1NAc-conjugated RNAi research and development, provided that such additional amount must be paid by no later than April 18, 2022. In addition, Dicerna will be restricted in its development and other activities relating to oligonucleotide-based therapeutics directed toward a defined set of targets, for periods ranging from 18 months up to four years. The Settlement Agreement does not include any license to our GalNAc conjugate intellectual property or any licenses to any other intellectual property from either party. Nor does the Settlement Agreement include any admission of liability or wrongdoing by either company.

6. INCOME TAXES

For the three months ended June 30, 2018, we recorded a provision for income taxes of $79,000 due to foreign income taxes recorded during the second quarter of 2018.  For the six months ended June 30, 2018, we recorded a net provision for income taxes of  $17,000 due to foreign income taxes recorded during the first and second quarters of 2018 primarily offset by a $0.8 million benefit for refundable credits related to the TCJA.

Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. For the six months ended June 30, 2018, there were no changes to management’s analysis originally performed as of December 31, 2017.

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

Specifically, our broad pipeline of investigational RNAi therapeutics is focused in four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and Central Nervous System, or CNS, Diseases. We are committed to the advancement of our Alnylam 2020 strategy, which is to achieve a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across three or more of our STArs by the end of 2020. In December 2017, we filed our first new drug application, or NDA, and marketing authorisation application, or MAA, for patisiran. In January 2018, the European Medicines Agency, or EMA, accepted the MAA and initiated its review. Patisiran was previously granted an accelerated assessment by the EMA. In July 2018, we announced that the Committee for Medicinal Products for Human Use, or CHMP, has adopted a Positive Opinion recommending marketing authorisation of patisiran for the treatment of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults with Stage 1 or Stage 2 polyneuropathy. If approved by the European Commission, or EC, patisiran will be commercialized under the brand name ONPATTRO™.  The CHMP positive opinion is based on an evaluation of the effects of patisiran in patients with hATTR amyloidosis and its safety profile as demonstrated in our APOLLO Phase 3 study. The Summary of Product Characteristics, or SmPC, recommended by the CHMP includes data from APOLLO primary and secondary endpoints, as well as exploratory cardiac endpoints.  We expect a decision from the EC, on the authorisation recommended by CHMP for patisiran in September 2018.

In February 2018, we announced that the United States Food and Drug Administration, or FDA, has accepted our NDA and granted our request for priority review, with an action date of August 11, 2018, which we believe we are on track to meet. If approved, we expect to launch patisiran and may begin generating product revenues in 2018.

Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Sanofi Genzyme, the specialty care global business unit of Sanofi, The Medicines Company, or MDCO, and Vir Biotechnology, Inc., or Vir.  In addition, in late 2017, we joined a research consortium with the UK Biobank, Regeneron Pharmaceuticals, Inc., or Regeneron, and four major pharmaceutical companies aimed at generating 500,000 human exome sequences linked to medical records by the end of 2019. We and each of the other collaborators agreed to commit $10.0 million to enable an acceleration of sequencing timelines. We believe that the broad and ongoing access to detailed health and full exome sequencing data for the 500,000 UK Biobank participants will greatly enhance our target identification and validation efforts, contributing to the sustainability of our RNAi therapeutics product engine.

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

In April 2018, we and Dicerna Therapeutics, Inc., or Dicerna, entered into a Settlement Agreement and General Release, referred to as the Settlement Agreement, resolving all ongoing litigation between the companies. For a discussion of the terms of the Settlement Agreement, please read Note 1, Summary of Significant Account Policies – Investments in Marketable Securities and Cash Equivalents and Note 5, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At June 30, 2018, we had an accumulated deficit of $2.38 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including global operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We currently have programs focused on a number of therapeutic areas and, as noted above, in December 2017, submitted our first NDA and MAA for marketing approval for patisiran and expect to have decisions from the FDA and EMA during the third quarter of 2018.  If we gain approval for and successfully launch patisiran in 2018, we may begin to generate net revenues from product sales.  However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell patisiran or any other such products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Sanofi Genzyme and MDCO. In addition to potential revenues from the commercial sale of patisiran and potentially from sales of future product candidates, we expect our sources of potential funding for the next several years to continue to be derived primarily from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, and proceeds from the sale of equity or debt.

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

The following is a summary of our product development programs as of July 31, 2018. It identifies those programs in which we have achieved human proof-of-concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, those programs for which we have received Breakthrough Therapy Designation from the FDA, the development stage of our programs, and our commercial rights to such programs:

During the second quarter of 2018 and recent period, we reported the following updates from our late-stage clinical programs:

•

We continued to advance patisiran, an investigational RNAi therapeutic for the treatment of patients with hATTR amyloidosis, announcing in July 2018 that we received a positive opinion from the CHMP in the EU recommending marketing authorisation of ONPATTRO (patisiran) for the treatment of hATTR amyloidosis in adult patients with Stage 1 or Stage 2 polyneuropathy. The EC decision on approval of patisiran is now expected in September 2018, and the recommended SmPC includes data from secondary and exploratory study endpoints in the APOLLO Phase 3 trial, including cardiac results. We believe we are on track in the United States with an August 11, 2018 PDUFA date for patisiran with the FDA.  On July 5, 2018, we published the APOLLO results in The New England Journal of Medicine, and we also presented additional data from the APOLLO Phase 3 study in July.

•

We continued to advance givosiran, an investigational RNAi therapeutic in development for the treatment of acute hepatic porphyrias, or AHPs.  We have completed enrollment of the cohort of patients in the ENVISION Phase 3 study that will comprise the planned interim analysis in support of a potential accelerated approval. We remain on track to report topline results of the interim analysis from the ENVISION Phase 3 trial by the end of September 2018 and, pending our and the FDA’s review of the program at the time of interim analysis and assuming positive results and acceptable safety, we expect to submit an NDA at or around year-end 2018 seeking an accelerated approval.

o

We have achieved robust enrollment in ENVISION and expect to complete full patient accrual by the end of September 2018, and now expect to report topline results on the primary endpoint of annualized attack rate in early 2019.

•

We continued to advance lumasiran, an investigational RNAi therapeutic in development for the treatment of primary hyperoxaluria type 1, or PH1, presenting new data from our Phase 1/2 study.  We are on track to initiate a Phase 3 pivotal trial for lumasiran in mid-2018, with results expected in late 2019.

•

We continued to advance ALN-TTRsc02, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis, and have reached alignment with the FDA on the design of a pivotal Phase 3 study for ALN-TTRsc02 in patients with hATTR amyloidosis.

o

The Phase 3 pivotal trial will be an open-label study with co-primary endpoints of mNIS+7 and Norfolk-QOL at nine months comparing the effects of ALN-TTRsc02 in approximately 120 patients with hATTR amyloidosis to results from the placebo arm from the APOLLO Phase 3 study of patisiran. In addition, certain cardiac parameters will be included as endpoints. An additional reference arm of approximately 30 patients receiving patisiran will be included.

o	We are on track to start the Phase 3 study in late 2018 and plan to start additional Phase 3 studies of ALN-TTRsc02, including in wild-type ATTR amyloidosis, in 2019.
•

We continued to advance cemdisiran for the treatment of atypical hemolytic-uremic syndrome, but reported that due to slower than anticipated enrollment in our Phase 2 trial, we now expect to report initial data from the Phase 2 trial in 2019, rather than in late 2018.

•

Our partner, MDCO, announced in June 2018 that the Independent Data Monitoring Committee for the ongoing inclisiran Phase 3 clinical trials (ORION 9, 10 and 11) conducted its third, planned review of safety and efficacy data from the ORION trials and recommended that they continue without modification. At the time of review, substantially all patients in the trials had received two doses of inclisiran or placebo. MDCO has accumulated more than 1,550 patient-years of safety data for inclisiran.

•	Enrollment in the ATLAS Phase 3 program for fitusiran, an investigational RNAi therapeutic in development for the treatment of hemophilia A and B with or without inhibitors, is ongoing.

There is a risk that any drug discovery or development program may not result in revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. For example, in October 2016, we announced the discontinuation of our revusiran clinical development program due to safety concerns and in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of any product candidate we develop is highly uncertain. In addition, even if we are able to successfully develop and obtain approval for patisiran or any other product candidate, the amount of revenues we are able to generate will depend on many factors, including but not limited to the breadth of the indication approved by regulatory authorities, the size of the appropriate patient population, the acceptability of the product profile and competition from competing approved products, as well as products in development.  Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate, or the period, if any, in which material net cash inflows will commence from any approved product.

Any failure to complete any stage of the development of any potential products in a timely manner or successfully launch, market and sell any approved product, including patisiran, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”

Strategic Alliances

Our business strategy is to develop and commercialize a broad pipeline of RNAi therapeutic products directed towards our four STArs. As part of this strategy, we have entered into, and expect to enter into additional, collaboration and licensing agreements as a means of obtaining resources, capabilities and funding to advance our investigational RNAi therapeutic programs.

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

With respect to our Hepatic Infectious Disease pipeline, in October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic hepatitis B virus infection.

We may also seek future strategic alliances for one or more programs in our early stage CNS pipeline.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues from collaborators	$29,907	$15,932	$51,806	$34,892
Operating expenses	222,261	136,406	391,565	261,877
Loss from operations	(192,354)	(120,474)	(339,759)	(226,985)
Net loss	$(163,560)	$(118,420)	$(304,774)	$(225,710)

Discussion of Results of Operations

Net revenues from collaborators

We generate revenues through research and development collaborations.  The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Sanofi Genzyme	$23,077	$14,375	$8,702	41,930	26,652	$15,278
Vir	6,113	—	6,113	7,356	—	7,356
MDCO	662	1,522	(860)	1,957	7,886	(5,929)
Other	55	35	20	563	354	209
Total net revenues from collaborators	$29,907	$15,932	$13,975	$51,806	$34,892	$16,914

The following table summarizes our total consolidated net revenues from collaborators, under the prior revenue standard, for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Sanofi Genzyme	$36,539	$14,375	$22,164	$86,969	$26,652	$60,317
Vir	6,113	—	6,113	7,356	—	7,356
MDCO	3,508	1,522	1,986	6,353	7,886	(1,533)
Other	55	35	20	563	354	209
Total net revenues from collaborators	$46,215	$15,932	$30,283	$101,241	$34,892	$66,349

Net revenues from collaborators increased during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 due primarily to the $50.0 million milestone payment that was achieved in the first quarter of 2018 upon dosing of the first patient in the ATLAS Phase 3 program for fitusiran under the AT3 License Terms. In addition, net revenues from collaborators increased during the three and six months ended June 30, 2018 as a result of work performed under our collaboration with Vir. Upon our adoption of the new revenue standard on January 1, 2018, we recorded a cumulative reduction of $45.7 million of deferred revenues related to our collaboration with Sanofi Genzyme, resulting in a remaining balance of $3.5 million. As a result, we recorded significantly lower revenues related to our collaboration with Sanofi Genzyme in the three and six months ended June 30, 2018 than we would have recorded under the prior revenue standard.

We expect net revenues from collaborators to decrease significantly for the second half of 2018 as compared to the second half of 2017 primarily due to the substantial completion in the third quarter of 2018 of the transition of the fitusiran program to Sanofi Genzyme and as a result of revenue recognized in the fourth quarter of 2017 upon the achievement of a $20.0 million milestone payment earned under our agreement with MDCO.

We had $13.7 million of deferred revenue at June 30, 2018 related to our collaborations with Sanofi Genzyme and Vir. At December 31, 2017, prior to the adoption of the new revenue standard, we had $84.8 million of deferred revenue, which consisted of payments we have received from collaborators, primarily Sanofi Genzyme, MDCO and Kyowa Hakko Kirin Co., Ltd., but had not yet recognized pursuant to our revenue recognition policies. As a result of our adoption of the new revenue standard on January 1, 2018, we recorded a cumulative reduction of $68.2 million of deferred revenue with a corresponding adjustment to accumulated deficit in the first quarter of 2018. Please read Note 1 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a discussion of our revenue recognition policy and the impact of this new revenue standard.

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

Operating expenses

The following table summarizes our operating expenses for the periods indicated, in thousands and as a percentage of total operating expenses, together with the changes, in thousands:

	Three Months Ended June 30,	% of Total Operating	Three Months Ended June 30,	% of Total Operating	Dollar
Description	2018	Expenses	2017	Expenses	Change
Research and development	$137,582	62%	$90,627	66%	$46,955
General and administrative	84,679	38%	45,779	34%	38,900
Total operating expenses	$222,261	100%	$136,406	100%	$85,855

	Six Months Ended June 30,	% of Total Operating	Six Months Ended June 30,	% of Total Operating	Dollar
Description	2018	Expenses	2017	Expenses	Change
Research and development	$234,439	60%	$177,611	68%	$56,828
General and administrative	157,126	40%	84,266	32%	72,860
Total operating expenses	$391,565	100%	$261,877	100%	$129,688

Research and development.  The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands:

	Three Months Ended June 30,	% of Expense	Three Months Ended June 30,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
Research and development
Manufacturing	$38,974	28%	$11,392	13%	$27,582
Compensation and related	30,179	22%	23,895	26%	6,284
Clinical trial	23,669	17%	23,121	25%	548
External services	12,257	9%	7,670	8%	4,587
Stock-based compensation	11,616	8%	13,254	15%	(1,638)
Facilities-related	10,682	8%	7,868	9%	2,814
Lab supplies and materials	3,598	3%	2,725	3%	873
Other	6,607	5%	702	1%	5,905
Total research and development expenses	$137,582	100%	$90,627	100%	$46,955

Research and development expenses increased during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due primarily to increased manufacturing expenses related to our late stage programs and increased compensation and related expenses as a result of an increase in headcount during the period as we expand and advance our development pipeline. In addition, external services expenses increased during the three months ended June 30, 2018 as a result of increased preclinical services related to early stage programs to support our Alnylam 2020 strategy, as well as increased expenses related to regulatory submissions.

	Six Months Ended June 30,	% of Expense	Six Months Ended June 30,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
Research and development
Compensation and related	$60,445	26%	$46,518	26%	$13,927
Manufacturing	49,732	21%	29,467	16%	20,265
Clinical trial	43,804	19%	40,684	23%	3,120
External services	25,347	11%	15,514	9%	9,833
Stock-based compensation	21,753	9%	21,945	12%	(192)
Facilities-related	18,235	8%	15,526	9%	2,709
Lab supplies and materials	5,726	2%	4,871	3%	855
Other	9,397	4%	3,086	2%	6,311
Total research and development expenses	$234,439	100%	$177,611	100%	$56,828

Research and development expenses increased during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due primarily to increased manufacturing expenses related to our late stage programs and increased compensation and related expenses as a result of an increase in headcount during the period as we expand and advance our development pipeline. In addition, external services expenses increased during the six months ended June 30, 2018 as a result of increased preclinical services related to early stage programs to support our Alnylam 2020 strategy, as well as increased expenses related to regulatory submissions.

During the three and six months ended June 30, 2018 and 2017, in connection with advancing the activities under our collaboration agreements, we incurred significant research and development expenses, primarily related to external development and manufacturing services. The 2018 amendment to the 2014 Sanofi Genzyme collaboration, together with the Exclusive TTR License and the AT3 License Terms, provide us with the exclusive right to pursue the further global development and commercialization of all TTR products and any back-up products and provide Sanofi Genzyme with the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. As a result, we expect aggregate costs incurred under our collaboration agreements to decrease. The following table summarizes the expenses incurred under our collaboration agreements by collaboration partner for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sanofi Genzyme	$19,647	$46,263	$33,352	$88,841
Vir	11,940	—	13,382	—
MDCO	—	—	641	5,119
Total	$31,587	$46,263	$47,375	$93,960

We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses will increase during the second half of 2018 as compared to the second half of 2017 as we continue to develop our pipeline and advance our product candidates into later-stage development, hire additional employees and prepare regulatory submissions.  However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

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

General and administrative.  The following tables summarize the components of our general and administrative expenses for the periods indicated, in thousands and as a percentage of total general and administrative expenses, together with the changes, in thousands:

	Three Months Ended June 30,	% of Expense	Three Months Ended June 30,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
General and administrative
Consulting and professional services	$32,768	39%	$14,432	31%	$18,336
Compensation and related	26,240	31%	12,696	28%	13,544
Stock-based compensation	10,625	12%	10,776	23%	(151)
Facilities-related	6,624	8%	2,564	6%	4,060
Other	8,422	10%	5,311	12%	3,111
Total general and administrative expenses	$84,679	100%	$45,779	100%	$38,900

General and administrative expenses increased significantly during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due primarily to an increase in commercial and medical affairs headcount and commercial-related services to support corporate growth and prepare for the potential launch of patisiran in 2018, and potential additional product launches in 2019 and thereafter.

	Six Months Ended June 30,	% of Expense	Six Months Ended June 30,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
General and administrative
Consulting and professional services	$63,198	40%	$27,564	33%	$35,634
Compensation and related	49,851	32%	25,941	31%	23,910
Stock-based compensation	20,072	13%	17,802	21%	2,270
Facilities-related	10,179	6%	4,777	5%	5,402
Other	13,826	9%	8,182	10%	5,644
Total general and administrative expenses	$157,126	100%	$84,266	100%	$72,860

General and administrative expenses increased significantly during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due primarily to an increase in commercial and medical affairs headcount and commercial-related services to support corporate growth and prepare for the potential launch of patisiran in 2018, and potential additional product launches in 2019 and thereafter.

We expect that general and administrative expenses will increase significantly during the second half of 2018 as compared to the second half of 2017 as we continue to grow our operations, including the continued build-out of our global commercial infrastructure and field team, in preparation for our anticipated first product launch in 2018, but expect that stock-based compensation expenses will be variable due to our determination regarding the probability of vesting for performance-based awards.

Gain on litigation settlement

In April 2018, we and Dicerna entered into a Settlement Agreement resolving all ongoing litigation between the companies. As a result, during the three and six months ended June 30, 2018, we recorded $20.6 million as a gain on litigation settlement that is classified as other income on our condensed consolidated statements of comprehensive loss that includes the $10.0 million valuation of Dicerna common stock received at the settlement date, the $2.0 million upfront cash payment received in the second quarter of 2018, and $8.6 million, which represents the discounted present value of the $13.0 million cash payment due from Dicerna by April 18, 2022 under the terms of the Settlement Agreement. For a discussion of the terms of the Settlement Agreement, please read Note 1, Summary of Significant Account Policies – Investments in Marketable Securities and Cash Equivalents and Note 5, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2018	2017
Net loss	$(304,774)	$(225,710)
Adjustments to reconcile net loss to net cash used in operating activities	37,524	49,389
Changes in operating assets and liabilities	8,899	(5,058)
Net cash used in operating activities	(258,351)	(181,379)
Net cash (used in) provided by investing activities	(72,193)	7,405
Net cash provided by financing activities	47,103	389,028
Net (decrease) increase in cash, cash equivalents and restricted cash	(283,441)	215,054
Cash, cash equivalents and restricted cash, beginning of period	646,832	195,088
Cash, cash equivalents and restricted cash, end of period	$363,391	$410,142

Since we commenced operations in 2002, we have generated significant losses. At June 30, 2018, we had an accumulated deficit of $2.38 billion. At June 30, 2018, we had cash, cash equivalents and marketable debt securities of $1.44 billion, excluding the $44.8 million of restricted investments, compared to $1.70 billion at December 31, 2017, excluding the $30.0 million of restricted investments.

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

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, certificates of deposit and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in marketable debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our marketable debt securities during the six months ended June 30, 2018 or 2017.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments have historically included stock-based compensation and depreciation and amortization and for the six months ended June 30, 2018 included a gain related to common stock received as part of a litigation settlement.

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

The increase in net cash used in operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to our net loss.

Investing activities

For the six months ended June 30, 2018 and 2017, net cash used in investing activities included purchases of property, plant and equipment of $44.0 million and $57.8 million, respectively, primarily in connection with construction of our drug substance manufacturing facility. In addition, in connection with the May 1, 2018 commencement of our lease for 675 West Kendall Street in Cambridge, Massachusetts, we were required to provide a $14.8 million security deposit that is recorded as restricted investments on our condensed consolidated balance sheet as of June 30, 2018. For the six months ended June 30, 2018 and 2017, net cash provided by or used in investing activities included activities related to our marketable debt securities in accordance with management of our liquidity needs.

Financing activities

For the six months ended June 30, 2018, net cash of $47.1 million provided by financing activities was due primarily to proceeds from the issuance of common stock in connection with stock option exercises. For the six months ended June 30, 2017, net cash of $389.0 million provided by financing activities was due primarily to proceeds of $355.2 million received from our May 2017 underwritten public offering and proceeds of $21.4 million received from our issuance of common stock to Sanofi Genzyme in May 2017.

Operating Capital Requirements

We currently have programs focused on a number of therapeutic areas and, in December 2017, submitted our first NDA and MAA for marketing approval for patisiran. If we are able to gain approval and successfully launch patisiran in 2018, we may begin to generate net revenues from product sales. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities. In addition, we are expanding our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements related to the build out of our new drug substance manufacturing facility. In December 2017, we repaid in full $120.0 million outstanding under one of these term loan agreements. Interest on the borrowings was and is calculated based on LIBOR plus 0.45 percent and obligations were and are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the agreements at such time.  We are the guarantor under the remaining term loan agreement, which matures in April 2021.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable debt securities, together with the cash we expect to generate under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next few years. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for, manufacture and commercialize any product candidates.

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

•	our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost-effective manner;
•	our ability to manufacture, or contract with third-parties for the manufacture of, our product candidates for clinical testing and commercial sale;
•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;
•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•	the timing, receipt and amount of sales and royalties, if any, from our potential products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research, development and early commercial activities. Our marketable debt securities consist primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2018, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.7 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our marketable debt securities during the six months ended June 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer (principal executive officer) and senior vice president, chief financial officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and senior vice president, chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Risks Related to Being a Late Stage Clinical Development Company

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

The approach we are taking to discover and develop novel RNAi therapeutics is unproven and may never lead to products that achieve market acceptance.

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

Relatively few product candidates based on these discoveries have ever been tested in humans. We have spent and expect to continue to spend large amounts of money developing siRNAs that possess the properties typically required of drugs, and to date, we have only taken one product candidate through Phase 3 development and filed for regulatory approval in the United States and the EU. In addition, these compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, in October 2016, we discontinued development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of patients with cardiomyopathy due to hATTR amyloidosis, due to safety concerns. We conducted a comprehensive evaluation of the revusiran data and reported the results of this evaluation in August 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study. If we do not succeed in developing multiple products that gain regulatory approval and succeed in the marketplace, we may not become profitable and the value of our common stock will decline.

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

We have experienced significant operating losses since our inception. At June 30, 2018, we had an accumulated deficit of $2.38 billion. To date, we have not received regulatory approval to market or sell any products nor generated any revenues from the sale of products. Further, we do not expect to generate any product revenues until at the earliest mid- to late-2018, assuming we receive marketing approval for patisiran. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. Until we are successful in obtaining regulatory approval for our product candidates and successful in commercializing such products, we anticipate that a significant portion of any revenues we generate over the next several years will be from alliances with pharmaceutical and biotechnology companies, but cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

We have used substantial funds to develop our RNAi technologies and will require substantial funds to conduct further research and development, including pre-clinical testing and clinical trials of our product candidates, and to manufacture, market and sell patisiran or any other products that are approved for commercial sale. Because we cannot be certain of the length of time or activities associated with successful development of our product candidates, we are unable to estimate the actual funds we will require to develop and commercialize them.

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

•	our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost-effective manner;
•	our ability to manufacture, or contract with third parties for the manufacture of, our product candidates for clinical testing and commercial sale;
•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;
•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•	the timing, receipt and amount of sales and royalties, if any, from our potential products.

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

The investment of our cash, cash equivalents and marketable debt securities is subject to risks which may cause losses and affect the liquidity of these investments.

At June 30, 2018, we had $1.44 billion in cash, cash equivalents and marketable debt securities, excluding the $44.8 million of restricted investments related to our cash collateral of $30.0 million under our term loan agreement and $14.8 million security deposit for 675 West Kendall Street, Cambridge, Massachusetts. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

For certain product candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Sanofi Genzyme, MDCO and Vir. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop that or other product candidates internally, or to bring our product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate revenues from these product candidates, and this will substantially harm our business.

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

We rely on independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring, auditing and data management services. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with applicable good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development, and to implement timely corrective action to any non-compliance. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites, including in connection with the review of marketing applications. If we or any of our CROs fail to comply with applicable GCP requirements, or fail to take any such corrective action, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the Pharmaceuticals and Medical Devices Agency in Japan or comparable foreign regulatory authorities may require us to take additional action or perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority in the future, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

We have limited manufacturing experience. In order to develop our product candidates, apply for regulatory approvals and commercialize patisiran or our other products, if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we have commenced construction of a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

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

If any CMO with whom we contract, including Agilent, fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our products or product candidates.

We have no sales or distribution experience and only early capabilities for marketing, sales and market access, and expect to invest significant financial and management resources to establish these capabilities and to establish a global commercial infrastructure.

We have no sales or distribution experience and only early capabilities for marketing, sales and market access. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize several of our late-stage products on our own globally, including patisiran, as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, as well as givosiran and lumasiran. Accordingly, we are developing internal sales, distribution and marketing capabilities as part of our core product strategy initially in the United States and the EU, then Canada and Switzerland, Central and Eastern Europe, Japan and in other major markets in the rest of the world, which will require significant financial and management resources. For those products for which we will perform sales, marketing and distribution functions ourselves, including patisiran, givosiran and lumasiran, if approved, and for future products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:

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

We have grown our workforce significantly over the past several years and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may experience disappointing results in a clinical program and our stock price may decline as a result, as was the case following our decision in October 2016 to discontinue our revusiran program, and, to less of an extent, following our temporary suspension of dosing in our fitusiran program in September 2017.  As a result, we may face additional challenges in attracting and retaining employees. In addition, we may not be successful launching our first product and as a result, we may be unable to attract and retain highly qualified sales and marketing professionals to support patisiran and our future products, if approved. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and global commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

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

Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of patisiran and our other drug candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable AE reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

In November 2017, we reported positive complete results from our APOLLO Phase 3 clinical trial and generally encouraging safety data, and in December 2017, we completed the submission of our first NDA and submitted our first MAA for patisiran. In January 2018, we announced that the EMA had accepted the MAA and initiated its review. Patisiran was previously granted an accelerated assessment by the EMA.  In July 2018, we announced that the CHMP has adopted a Positive Opinion recommending marketing authorisation of patisiran for the treatment of hATTR amyloidosis in adults with Stage 1 or Stage 2 polyneuropathy. In early February 2018, we announced that the FDA has accepted our NDA and granted our request for priority review, with an action date of August 11, 2018.  We also plan to file for regulatory approval in Japan in mid-2018 and in one or more additional countries by the end of the year. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from patisiran or any product candidate for which we may seek approval in the future. Furthermore, any regulatory approval to market patisiran or any other product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions, which could limit each such product’s market opportunity and have a negative impact on our results of operations and our stock price. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we could be required to adopt a similar plan, known as a risk management plan, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

The CMO and manufacturing facilities we use to make our product candidates, including our Cambridge facility, our future Norton facility, and Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility were subject to regulatory inspection by the FDA, the EMA and potentially other regulatory authorities in connection with the review of our patisiran NDA and MAA, as well as any subsequent applications for regulatory approval of patisiran filed in other territories. The discovery of any new or previously unknown problems with us or our CMOs, or our or their manufacturing processes or facilities, may result in restrictions on the drug or CMO or facility, including delay in approval or, in the future, withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for Phase 3 clinical and commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we are constructing a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the CMO for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

For example, patisiran utilizes an intravenous mode of administration that physicians and/or patients may not readily adopt or which may not compete with other available options. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.

In addition, our estimates regarding the potential market size for patisiran, or our other product candidates may be materially different from what we currently expect at the time we commence commercialization, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition.

If we or our collaborators, CMOs or service providers fail to comply with healthcare laws and regulations, or legal obligations related to privacy, data protection and information security, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

As a manufacturer of pharmaceuticals, we are subject to federal, state, and comparable foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights, in addition to legal obligations related to privacy, data protection and information security. These laws and regulations include:

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

•

European Privacy Laws including Regulation 2016/679, known as the General Data Protection Regulation, or the GDPR, and the E-Privacy Directive (202/58/EC), and the national laws implementing each of them. Failure to comply with our obligations under the privacy regime could expose us to significant fines and/or adverse publicity, which could have material adverse effects on our reputation and business.

Some state laws also require pharmaceutical manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other healthcare provides or marketing expenditures and pricing information. State and foreign laws also govern the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In the EU, the GDPR replaced the EU Data Protection Directive on May 25, 2018. The GDPR introduced new data protection requirements in the EU, as well as potential fines for noncompliance of up to the greater of €20,000,000 or four percent of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including: more stringent requirements relating to data subject consent; what information must be shared with data subjects regarding how their personal information is used; the obligation to notify regulators and affected individuals of personal data breaches; extensive new internal privacy governance obligations; and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR maintains the EU Data Protection Directive's restrictions on cross-border data transfer. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, Brexit has created uncertainty with regard to the status of the United Kingdom as an “adequate country” for the purposes of data transfers outside the European Economic Area, or EEA.  In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. These changes may require us to find alternative bases for the compliant transfer of personal data from the UK to the US, and we are monitoring developments in this area.

If our operations are found to be in violation of any of the aforementioned requirements, we may be subject to penalties, including civil or criminal penalties, criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, or the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, any of which could adversely affect our financial results. We are establishing our global compliance infrastructure as we prepare for the potential launch of patisiran in 2018 in the United States and the EU. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

If we or our collaborators, CMOs or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell patisiran, or any other future products, successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

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

A number of other legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed or enacted in recent months and years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted in 2003 and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.

In particular, in March 2010, the PPACA was signed into law. This legislation changed the system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Among the provisions affecting pharmaceutical companies are the following:

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
•

The law expands healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance.

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

•	The law established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery methods.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to six years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products candidates, our ability to obtain regulatory approval or the frequency with which any product candidate is prescribed or used.

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

Members of the United States Congress and the Trump Administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the PPACA. While Congress has not passed repeal legislation to date, the TCJA includes a provision repealing the individual insurance coverage mandate included in PPACA, effective January 1, 2019.  Further, on January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  Further, on June 14, 2018 the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in PPACA risk corridor payments to third-party payors. The effects of this gap in reimbursement on third-party payors, the viability of the PPACA marketplace, providers, and our business, are not yet known. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Congress may consider other legislation to replace elements of the PPACA.  The implications of the PPACA, its possible repeal, any legislation that may be proposed to replace the PPACA, or the political uncertainty surrounding any repeal or replacement legislation for our business and financial condition, if any, are not yet clear.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. There have been several U.S. Congressional inquiries and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration recently released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement.

Individual state legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Governments outside the United States may impose strict price controls, which may adversely affect our revenues, if any.

The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

In some countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of any of our product candidates in those countries would be negatively affected.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.

The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EU. Further, GDPR provides a broad right for EU Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedy in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to four percent of global revenues, or €20,000,000, whichever is greater, and in addition to such fines, we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, may make it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification requirements throughout the EU, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

We are subject to the supervision of local data protection authorities in those jurisdictions where we are monitoring the behavior of individuals in the EU (i.e., undertaking clinical trials). We depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EU individuals on our behalf. With each such provider we enter or intend to enter into contractual arrangements under which they are contractually obligated to only process personal data according to our instructions, and conduct or intend to conduct diligence to ensure that they have sufficient technical and organizational security measures in place.

We are also subject to evolving European privacy laws on electronic marketing and cookies. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. The draft ePrivacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases potential fines to the same levels as GDPR (i.e., the greater of €20,000,000 or four percent of total global annual revenue).  While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the middle or second half of 2020.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. Further, Brexit has created uncertainty with regard to the status of the United Kingdom as an ‘adequate country’ for the purposes of data transfers outside the EEA. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. Enforcement uncertainty and the costs associated with ensuring GDPR and e-Privacy compliance may be onerous and may adversely affect our business, financial condition, results of operations and prospects.

Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013. Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. The full impact on our business of these automatic cuts is uncertain.

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

Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. Following the decision to discontinue clinical development of revusiran, we conducted a comprehensive evaluation of available revusiran data. We reported the results of this evaluation in August 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study. In addition, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. Notwithstanding the risks undertaken by all persons who participate in clinical trials, and the information on risks provided to study investigators and patients participating in our clinical trials, including the revusiran and fitusiran studies, it is possible that product liability claims will be asserted against us relating to the worsening of a patient’s condition, injury or death alleged to have been caused by one of our product candidates, including revusiran or fitusiran. Such claims might not be fully covered by product liability insurance. If we succeed in marketing products, including patisiran, product liability claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development and intend to obtain higher levels prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

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

Failure to obtain and maintain all available regulatory exclusivities, broad patent scope and to maximize patent term restoration or extension on patents covering our products may lead to loss of exclusivity and early generic entry resulting in a loss of market share and/or revenue.

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

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA therapeutic candidates. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products or perform research and development or other activities covered by such patents. For example, Silence Therapeutics plc, or Silence, has filed claims in several jurisdictions, including the High Court of England and Wales, naming us, our wholly owned subsidiary Alnylam UK Ltd., and The Medicines Company UK Ltd as co-defendants. Silence has alleged various claims, including that patisiran infringes one or more Silence patents. There are also a number of related actions brought by us or Silence in connection with this ongoing intellectual property dispute. Although we believe Silence’s patents are invalid and not infringed by our product candidates and that, therefore, Silence would not be entitled to the injunctive relief or monetary damages it seeks, litigation is subject to inherent uncertainty, and a court could ultimately rule against us. For a discussion of the Silence litigation proceedings, please read Note 5, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, we could incur significant costs and/or disruption to our business and distraction of our management defending against any breach of such licenses alleged by the licensor.  For example, in 2013, Arbutus (formerly Tekmira) notified us that it believed it had achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We notified Arbutus that we did not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Arbutus had not yet met the conditions of the milestone and was not entitled to payment at the time. The Arbutus arbitration hearing was held in May 2015. On March 9, 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. Arbutus did not appeal this ruling.  In addition, Ionis has sent us a notice claiming that it is owed payments under our second amended and restated strategic collaboration and license agreement as a result of the recent amendment of our collaboration agreement with Sanofi Genzyme and the related Exclusive TTR License and AT3 License Terms. Ionis claims it is owed technology access fees based on rights granted and amounts paid to us in connection with the Sanofi Genzyme restructuring.  While we dispute that additional technology access fees are owed to Ionis, there can be no assurance that we will resolve this matter favorably or that it will not have a material adverse impact on our future results of operations.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we are developing patisiran for the treatment of hATTR amyloidosis. In November 2017, we reported positive complete results from our APOLLO Phase 3 clinical trial and generally encouraging safety data, and in December 2017, we submitted our first NDA and MAA for patisiran.  In January 2018, we announced that the EMA has accepted the MAA and initiated its review. Patisiran was previously granted an accelerated assessment by the EMA.  In July 2018, we announced that the CHMP has adopted a Positive Opinion recommending marketing authorisation of patisiran for the treatment of hATTR amyloidosis in adults with Stage 1 or Stage 2 polyneuropathy. We expect a decision from the EC, on the authorisation recommended by CHMP for patisiran in September 2018. In early February 2018, we announced that the FDA has accepted our NDA and granted our request for priority review, with an action date of August 11, 2018. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer in Europe and certain countries outside the United States, and inotersen, developed by Ionis and licensed to Akcea Therapeutics, Inc., or Akcea, which was recently approved for marketing in Europe, as well as product candidates in various stages of clinical development, including an additional investigational drug being developed by Ionis. In October and November 2017, Ionis reported positive efficacy data as well as safety data from its Phase 3 clinical trial of inotersen in hATTR amyloidosis, including thrombocytopenia and renal insufficiency SAEs. In November 2017, Ionis reported that it has filed its NDA for this investigational drug and in January 2018, reported that the FDA had accepted its NDA for priority review and set a PDUFA date of July 6, 2018. As noted above, Ionis has licensed Akcea to commercialize this product. In early May 2018, Akcea reported that the FDA has extended the review period for this product and has assigned a new PDUFA goal date of October 6, 2018. In addition, in March 2018, Pfizer announced positive topline results from a Phase 3 study of tafamidis in patients with transthyretin cardiomyopathy. In June 2017, the FDA granted Fast Track designation to tafamidis for transthyretin cardiomyopathy; additionally, in March 2018, the Ministry of Labor Health and Welfare in Japan granted SAKIGAKE designation to tafamidis for this indication. Finally, we are aware that Eidos Therapeutics, Inc. is conducting a Phase 2 clinical trial of

AG10, a TTR stabilizer, in ATTR-CM and plans to initiate a Phase 3 clinical trial of AG10 in ATTR-PN patients in early 2019. While we believe that patisiran will have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and even if approved, it may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.

If we successfully develop product candidates, and obtain approval for them, including patisiran, we will face competition based on many different factors, including:

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

ITEM 5. OTHER INFORMATION

At our 2018 Annual Meeting of Stockholders held on May 10, 2018, our stockholders approved our 2018 Stock Incentive Plan, or the 2018 Plan, which was previously approved by our board of directors. The 2018 Plan provides for the grant of equity awards for up to an aggregate of 3,500,000 shares of our common stock, plus the number of shares of stock available for issuance under our Second Amended and Restated 2009 Stock Incentive Plan.  A summary of the material terms and conditions of the 2018 Plan is set forth in our definitive proxy statement on Schedule 14A filed with the SEC on March 23, 2018, as amended. The full text of the 2018 Plan is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.

10.1	2018 Stock Incentive Plan.

10.2	Forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreements, Restricted Stock Agreement and Restricted Stock Unit Award Agreement under 2018 Stock Incentive Plan.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 2, 2018	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	/s/ Manmeet S. Soni
Manmeet S. Soni
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)