Form 10-Q
period 2018-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2018-11-07
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

At October 31, 2018, the registrant had 101,030,358 shares of Common Stock, $0.01 par value per share, outstanding.

“Alnylam” and “ONPATTROtm” are registered trademarks of Alnylam. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$316,608	$645,361
Marketable debt securities	905,222	1,045,257
Marketable equity securities	15,004	—
Accounts receivable, net	3,362	34,002
Inventory	11,081	—
Prepaid expenses and other current assets	90,843	40,120
Total current assets	1,342,120	1,764,740
Marketable debt securities	—	13,919
Property, plant and equipment, net	272,652	181,900
Restricted investments	44,825	30,000
Other assets	16,057	4,171
Total assets	$1,675,654	$1,994,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,772	$28,355
Accrued expenses	93,564	72,203
Deferred rent	2,723	1,988
Deferred revenue	3,444	41,705
Total current liabilities	121,503	144,251
Deferred rent, net of current portion	40,074	6,626
Deferred revenue, net of current portion	1,623	43,075
Long-term debt	30,000	30,000
Other liabilities	4,335	4,347
Total liabilities	197,535	228,299
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 125,000,000 shares authorized; 100,968,096 shares issued and outstanding at September 30, 2018; 99,666,549 shares issued and outstanding at December 31, 2017	1,009	997
Additional paid-in capital	4,140,033	3,947,552
Accumulated other comprehensive loss	(33,392)	(34,433)
Accumulated deficit	(2,629,531)	(2,147,685)
Total stockholders’ equity	1,478,119	1,766,431
Total liabilities and stockholders’ equity	$1,675,654	$1,994,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product revenues, net	$460	$—	$460	$—
Net revenues from collaborators	1,609	17,096	53,415	51,988
Total revenues	2,069	17,096	53,875	51,988
Costs and expenses:
Cost of goods sold	137	—	137	—
Research and development (1)	139,945	95,252	374,384	272,863
Selling, general and administrative (1)	116,545	47,644	273,671	131,910
Total costs and expenses	256,627	142,896	648,192	404,773
Loss from operations	(254,558)	(125,800)	(594,317)	(352,785)
Other income (expense):
Interest income	6,796	3,296	18,691	8,001
Other income (expense)	2,925	(433)	5,468	(3,863)
Gain on litigation settlement	—	—	20,564	—
Total other income	9,721	2,863	44,723	4,138
Loss before income taxes	(244,837)	(122,937)	(549,594)	(348,647)
Provision for income taxes	(445)	—	(462)	—
Net loss	$(245,282)	$(122,937)	$(550,056)	$(348,647)
Net loss per common share - basic and diluted	$(2.43)	$(1.34)	$(5.48)	$(3.93)
Weighted-average common shares used to compute basic and diluted net loss per common share	100,783	91,828	100,430	88,672
Comprehensive loss:
Net loss	$(245,282)	$(122,937)	$(550,056)	$(348,647)
Unrealized gain (loss) on marketable securities, net of tax	415	218	1,041	(2,194)
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	—	1,894
Comprehensive loss	$(244,867)	$(122,719)	$(549,015)	$(348,947)

(1)	Stock-based compensation expenses included in operating costs and expenses are as follows:

Research and development	$45,784	$15,090	$67,537	$37,035
Selling, general and administrative	42,170	10,865	62,242	28,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(550,056)	$(348,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	8,663	9,653
Stock-based compensation	129,779	65,702
Non-cash gain on litigation settlement	(10,000)	—
Charge for 401(k) company stock match	3,612	1,735
Unrealized gain on marketable equity securities	(5,004)	—
Realized loss on sale of marketable equity securities	—	1,894
Other	—	608
Changes in operating assets and liabilities:
Proceeds from landlord lease incentive for tenant improvements	11,597	—
Accounts receivable, net	30,640	8,690
Inventory	(10,354)	—
Prepaid expenses and other assets	(34,125)	(2,052)
Accounts payable	(650)	(17,271)
Accrued expenses and other	25,242	5,990
Deferred revenue	(11,503)	(6,044)
Net cash used in operating activities	(412,159)	(279,742)
Cash flows from investing activities:
Purchases of property, plant and equipment	(89,374)	(83,481)
Purchases of restricted investments	(14,825)	—
Purchases of marketable debt securities	(992,385)	(512,026)
Sales and maturities of marketable securities	1,120,565	465,734
Net cash provided by (used in) investing activities	23,981	(129,773)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	61,268	41,600
Proceeds from issuance of common stock, net of offering costs	—	355,150
Proceeds from issuance of common stock to Sanofi Genzyme	—	21,381
Payments for repurchase of common stock for employee tax withholding	(1,176)	(188)
Net cash provided by financing activities	60,092	417,943
Net (decrease) increase in cash, cash equivalents and restricted cash	(328,086)	8,428
Cash, cash equivalents and restricted cash, beginning of period	646,832	195,088
Cash, cash equivalents and restricted cash, end of period	$318,746	$203,516

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	At September 30,
	2018	2017
Cash and cash equivalents	$316,608	$202,045
Restricted cash included in long-term other assets	2,138	1,471
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$318,746	$203,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

We commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on RNA interference, or RNAi. We are focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic alliances with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic partners. We have devoted substantially all of our efforts to business planning, research, development and early commercial efforts, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. In late 2017, we filed a new drug application, or NDA, and a marketing authorisation application, or MAA, seeking regulatory approval of ONPATTROTM (patisiran), our first product, in the United States and Europe, respectively. We received approval of ONPATTRO from the United States Food and Drug Administration, or FDA, on August 10, 2018 and began commercializing and generating product revenues in the United States in August 2018. On August 30, 2018, we received approval of ONPATTRO from the European Commission, or EC, and began commercializing and generating product revenues outside of the United States in October 2018 following the launch of ONPATTRO in Germany.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In our condensed consolidated financial statements, there are significant estimates and assumptions related to our inventory valuation and related reserves, income taxes, revenue recognition, research and development expenses, and stock-based compensation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ from those estimates.

Liquidity

Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt securities at September 30, 2018, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At September 30,
	2018	2017
Options to purchase common stock	12,676	11,905
Unvested restricted common stock	16	159
	12,692	12,064

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

Equity

Total stockholders’ equity at September 30, 2018 decreased by $288.3 million compared to December 31, 2017. This decrease was related primarily to our net loss, partially offset during the nine months ended September 30, 2018 by an adjustment to the opening balance of our accumulated deficit related to the adoption of the new revenue standard on January 1, 2018, described below under the heading “Recent Accounting Pronouncements,” as well as increases to additional paid-in capital due to proceeds from the exercise of stock options and stock-based compensation.

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

Investments in Marketable Securities and Cash Equivalents

We invest our excess cash balances in short-term and long-term marketable debt securities. We classify our investments in marketable debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt securities as available-for-sale. We report available-for-sale debt securities at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive income (loss), a component of stockholders’ equity. At September 30, 2018, the balance in our accumulated other comprehensive loss was composed solely of activity related to our marketable debt securities and our investment in equity securities of Regulus Therapeutics Inc., or Regulus. Realized gains and losses are determined using the specific identification method and are included in other income (expense). We did not recognize any realized gains or losses from sales of our available-for-sale debt securities during the nine months ended September 30, 2018 or 2017, and as a result, did not reclassify any amount out of accumulated other comprehensive loss for the respective period related to our available-for-sale debt securities. If any adjustment to fair value reflects a decline in the value of the marketable debt securities, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our condensed consolidated statements of comprehensive loss. We did not record any impairment charges related to our marketable debt securities during the nine months ended September 30, 2018 or 2017. Our marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable debt securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities, U.S. treasury securities and money market funds.

Upon the adoption of the new accounting standard, discussed below under the heading “Recent Accounting Pronouncements,” effective January 1, 2018, we measure marketable equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee), which have readily available prices, at fair value with changes in fair value recognized in other income (expense) on our condensed consolidated statements of comprehensive loss. Prior to January 1, 2018, we recognized unrealized gains and losses on our marketable equity securities through accumulated other comprehensive income (loss) on our condensed consolidated balance sheets. At September 30, 2018, our marketable equity securities were comprised solely of 983,208 shares of Dicerna Pharmaceuticals, Inc., or Dicerna, common stock that we received under a Settlement Agreement and General Release entered into in April 2018, referred to as the Settlement Agreement, described more fully below at Note 7. During the three and nine months ended September 30, 2018, we recorded an unrealized gain of $3.0 million and $5.0 million, respectively, for the change in the fair value of the Dicerna common stock as other income on our condensed consolidated statements of comprehensive loss. At December 31, 2017, there were no marketable equity securities on our condensed consolidated balance sheet.

During the second quarter of 2017, we sold all our remaining holdings in Regulus. We accounted for our investment in Regulus as an available-for-sale marketable equity security. We recognized $1.9 million of realized losses from sales of our Regulus available-for-sale securities as other expense in our condensed consolidated statement of comprehensive loss during the nine months ended September 30, 2017. Intraperiod tax allocation rules require us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations. Upon sales of our marketable equity securities, we apply the aggregate portfolio approach to recognize the related tax provision or benefit into income (loss) from continuing operations. As a result, the disproportionate tax effect remains in accumulated other comprehensive income (loss) as long as we maintain an investment portfolio. At September 30, 2018 and December 31, 2017, there was $32.8 million of accumulated other comprehensive loss, net of tax, recorded on our condensed consolidated balance sheets related to our investment in Regulus.

Accounts Receivable

We record accounts receivable net of customer allowances for distribution services, prompt payment discounts and chargebacks based on contractual terms. As of September 30, 2018, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.  We have standard payment terms that generally require payment within approximately 30 to 40 days. Accounts receivable, net on our condensed consolidated balance sheets also includes billed and unbilled collaboration receivables.

Inventory

Prior to initial regulatory approval, we expense costs relating to the production of inventory as research and development expenses on our condensed consolidated statements of comprehensive loss in the period incurred, unless we believe regulatory approval and subsequent commercialization of the product candidate is probable and we expect the future economic benefit from sales of the product to be realized, at which point we capitalize the costs as inventory.

Inventory is measured at the lower of cost or estimated net realizable value. We use a standard cost basis, which approximates average cost determined on a first-in, first-out basis. Inventory costs include all raw materials, direct conversion costs and overhead. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made.

We capitalize inventory costs that are expected to be sold commercially once we determine there is a high probability that the inventory costs will be recovered through commercial sale based on the review of several factors, including (i) the likelihood that all required regulatory approvals will be obtained, (ii) the expected timing of validation (if not yet completed) of manufacturing processes in the associated facility, (iii) the expected expiration of the inventory, (iv) logistical or commercial constraints that may impede the timely distribution and sale of the product, including transport requirements and reimbursement status, (v) history of approvals of similar products or formulations and (vi) potential legal challenges.

We reduce our inventory to net realizable value for potentially excess, dated or obsolete inventory based on our quarterly assessment of the recoverability of our capitalized inventory. Through September 30, 2018, we have not identified any impairment of our capitalized inventory.

Revenue Recognition

We began to record revenues from product sales in the third quarter of 2018 subsequent to the approval of ONPATTRO by the FDA in August 2018. Prior to the third quarter of 2018, all of our revenues were derived from collaboration agreements that we have entered into with leading pharmaceutical and life sciences companies, including Sanofi Genzyme, the specialty care global business unit of Sanofi, and The Medicines Company, or MDCO. The terms of our collaboration agreements may include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services, sales-based milestones and royalties on product sales.

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

Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. At September 30, 2018, we have not capitalized any costs to obtain any of our contracts.

During the nine months ended September 30, 2018 and 2017, all of our revenues were attributed to the United States.

Product revenues, net

In the third quarter of 2018, subsequent to FDA approval in August 2018, we began to ship ONPATTRO in the United States to specialty pharmacies, or SPs, and a specialty distributor, or SD, collectively referred to as our customers. Our customers subsequently resell ONPATTRO to health care providers. We recognize product revenues, net of variable consideration related to certain allowances and accruals, in our condensed consolidated financial statements at the time of sale.  In the event the variable consideration is constrained, we include an amount to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in a future reporting period. We use the expected value method to estimate variable consideration related to ONPATTRO sales. We do not have any material constraints on our variable consideration included within the transaction price of our ONPATTRO revenue arrangements. Each unit of ONPATTRO that is ordered by our customers represents a separate performance obligation that is completed when control of the product is transferred to our customer, which occurs upon delivery of the product to the customer. We record revenues, net of variable consideration and any applicable constraint, at that point in time.  We record shipping and handling costs within cost of goods sold on our condensed consolidated statements of comprehensive loss. We classify payments to distributors and other customers in the distribution channel for services that have a separate benefit and fair value as selling, general and administrative expenses on our condensed consolidated statements of comprehensive loss. We have elected to exclude taxes collected from our customers and remitted to governmental authorities from the measurement of the transaction price. We periodically evaluate the creditworthiness of our customers.

The following are the components of variable consideration related to product revenues:

Chargebacks: We estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to the SD who purchases ONPATTRO from us.  The SD charges us for the difference between what the SD pays to us for the product and the selling price to the qualified healthcare providers. We record reserves, based on contractual terms, for these chargebacks related to product sold to SDs during the reporting period, as well as our estimate of product that remains in the SD distribution channel inventory at the end of the reporting period that we expect will be sold to qualified healthcare providers.

Government rebates: We are subject to discount obligations under government programs, including Medicaid in the United States. We record reserves for government rebates in the same period the related product revenue is recognized, resulting in a reduction of ONPATTRO product revenues and a current liability that is included in accrued expenses on our condensed consolidated balance sheet.  Our estimate for government rebates is based on statutory discount rates and expected utilization. On a quarterly basis, we will update our estimates and record any needed adjustments in the period the we identify the adjustments.

Trade discounts and allowances: We provide customary invoice discounts on ONPATTRO sales to our customers for prompt payment and we pay fees for distribution services that are not for a distinct good or service and for which we can reasonably estimate the fair value, such as fees for certain data that customers provide to us. We estimate our customers will earn these discounts and fees, and deduct these discounts and fees in full from gross ONPATTRO revenues and accounts receivable at the time we recognize the related revenues.

Product Returns: ONPATTRO may be returned if it is damaged, defective or expired, with “expired” defined as having three months or less to expiry or within three months past expiry.  We estimate the amount of product that will be returned using a probability-weighted estimate, initially calculated based on a portfolio of data from similar products and industry experience for specialty pharmacy products.  Based on the distribution model for ONPATTRO, contractual inventory limits with our customers, the price of ONPATTRO and limited contractual return rights, we believe there will be minimal ONPATTRO returns. We have recorded an initial refund liability for our estimate of ONPATTRO returns related to sales during the three months ended September 30, 2018. We will update our estimated refund liability, on at least a quarterly basis, based on actual shipments of ONPATTRO subject to contractual return rights, changes in expectations about the amount of estimated refunds or actual returns as data is known.

Other incentives: Other incentives include co-payment assistance we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. We estimate the average co-payment assistance amounts for ONPATTRO based on experience with similar products and programs at other pharmaceutical companies and record any such amounts within accrued expenses on our condensed consolidated balance sheet.

During the three and nine months ended September 30, 2018, we recorded product revenues, net, of $0.5 million, which consist of commercial sales of ONPATTRO in the United States.

Revenues from Collaborators

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

Many of our collaboration agreements entitle us to additional payments upon the achievement of performance-based milestones. These milestones are generally categorized into three types: development milestones, generally based on the advancement of our pipeline and initiation of clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a NDA in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. For each collaboration that includes development milestone payments, we evaluate whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. Milestones tied to regulatory approval, and therefore not within our control, are considered constrained until such approval is received. Upfront and ongoing development milestones per our collaboration agreements are not subject to refund if the development activities are not successful. At the end of each subsequent reporting period, we re-evaluate the probability of a significant reversal of the cumulative revenue recognized for our milestones, and, if necessary, adjust our estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues from collaborators and loss in the period of adjustment. We exclude sales-based royalties and milestone payments from the transaction price until the sale occurs (or, if later, the underlying performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied), because the license to our intellectual property is deemed to be the predominant item to which the royalties relate as it is the primary driver of value. Currently, we have not recognized any royalty revenue resulting from any of our agreements.

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

The estimate of deferred revenue also reflects management’s estimate of the periods of our involvement in certain of our collaborations. Our performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that we recognize and record in future periods. At September 30, 2018, we had short-term and long-term deferred revenue of $3.4 million and $1.6 million, respectively, all related to our collaboration with Vir Biotechnology, Inc.

Cost of Goods Sold

Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenues during the respective period (including salary-related and stock-based compensation expenses for employees involved with production and distribution, freight and indirect overhead costs), third-party royalties payable on our net product revenues and amortization of intangible assets associated with ONPATTRO. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.

Other Income

As described more fully below at Note 7, in April 2018, we and Dicerna entered into the Settlement Agreement resolving all ongoing litigation between the companies. As a result, during the second quarter of 2018, we recorded $20.6 million as a gain on litigation settlement that is classified as other income on our condensed consolidated statements of comprehensive loss that includes the $10.0 million valuation of Dicerna common stock received at the settlement date, the $2.0 million upfront cash payment received in the second quarter of 2018, and $8.6 million, which represented the discounted present value of the $13.0 million cash payment due from Dicerna by April 18, 2022 under the terms of the Settlement Agreement. Total other income on our condensed consolidated statements of comprehensive loss also includes interest income related to our interest-bearing cash equivalents and marketable debt securities.

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

In accordance with the new revenue standard requirements, the following tables summarize the impact of adoption on our condensed consolidated balance sheet and condensed consolidated statement of comprehensive loss, in thousands:

	At September 30, 2018
Condensed Consolidated Balance Sheet	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Deferred revenue, current portion	$3,444	$3,444	$—
Deferred revenue, net of current portion	$1,623	$19,615	$(17,992)
Accumulated deficit	$(2,629,531)	$(2,647,608)	$(18,077)

	Three Months Ended September 30, 2018
Condensed Consolidated Statement of Comprehensive Loss	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Net revenues from collaborators	$1,609	$2,307	$(698)
Net loss	$(245,282)	$(244,584)	$698
Net loss per common share - basic and diluted	$(2.43)	$(2.43)	$—

	Nine Months Ended September 30, 2018
Condensed Consolidated Statement of Comprehensive Loss	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Net revenues from collaborators	$53,415	$103,548	$(50,133)
Net loss	$(550,056)	$(499,923)	$50,133
Net loss per common share - basic and diluted	$(5.48)	$(4.98)	$0.50

The impact of our adoption of the new revenue standard did not have a material impact on the amount of net product revenues recognized during the three and nine months ended September 30, 2018.

In addition to the reduction to deferred revenues recorded and corresponding offset to the accumulated deficit described above, on January 6, 2018, we and Sanofi Genzyme entered into an amendment to our 2014 Sanofi Genzyme collaboration. In connection and simultaneously with entering into the amendment to the 2014 Sanofi Genzyme collaboration, we and Sanofi Genzyme also entered into an Exclusive License Agreement with respect to all transthyretin, or TTR, products, including ONPATTRO, ALN-TTRsc02 and any back-up products, referred to as the Exclusive TTR License, and the ALN-AT3 Global License Terms with respect to fitusiran and any back-up products, referred to as the AT3 License Terms. Please read Note 3 for a discussion of our accounting related to the 2014 Sanofi Genzyme collaboration, as amended in January 2018, together with the Exclusive TTR License and the AT3 License Terms.

In January 2016, the FASB issued a new standard on recognition and measurement of financial assets and financial liabilities. The new standard impacts the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There is no longer an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. For equity investments that do not have readily determinable fair values, such as privately issued corporate equity securities, we have elected the measurement alternative. As a result, we will record these investments at cost, less any impairment, and adjust for observable price changes in orderly transactions for identical or similar investments of the same issuer. At September 30, 2018 and December 31, 2017, we did not have material equity investments without readily determinable fair values.  In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new standard requires modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This standard became effective for us on January 1, 2018. This standard had an impact on our condensed consolidated financial statements and related disclosures beginning in the second quarter of 2018 as a result of the 983,208 shares of common stock of Dicerna, a publicly traded company, that we received in April 2018, described more fully above. During the three and nine months ended September 30, 2018, we recorded an unrealized gain of $3.0 million and $5.0 million, respectively, for the change in the fair value of such shares of Dicerna common stock as other income on our condensed consolidated statements of comprehensive loss as a result of the application of this new standard.

In February 2016, the FASB issued a new leasing standard that requires that all lessees recognize the assets and liabilities that arise from leases on the condensed consolidated balance sheet and disclose qualitative and quantitative information about its leasing arrangements. We will adopt this standard using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. We expect that our adoption of this standard will result in the recognition of material right-of-use assets and lease liabilities on our condensed consolidated balance sheets. While we are continuing to assess all potential impacts of this standard on our condensed consolidated financial statements and related disclosures, upon adoption we expect that the most significant impact of this standard on our condensed consolidated balance sheets will relate to the accounting for our lease agreement for laboratory and office space located at 675 West Kendall Street, Cambridge, Massachusetts, and our lease agreement, as amended, for laboratory and office space located at 300 Third Street, Cambridge, Massachusetts.

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

In March 2018, the FASB issued a new standard to incorporate SEC Staff Accounting Bulletin No. 118, or SAB 118, which addresses the accounting implications of the Tax Cuts and Jobs Act, or TCJA, enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We continue to assess the TCJA, and in certain areas, have made reasonable estimates of the effects on our condensed consolidated financial statements and tax disclosures, described more fully below at Note 8.

In June 2018, the FASB issued amendments to simplify the accounting for share-based payment awards to nonemployees by aligning the measurement and classification guidance, with certain exceptions, to that for share-based payment awards to employees. The amendments expand the scope of the accounting standard for share-based payment awards to include share-based payment awards granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance related to equity-based payments to non-employees. We elected to early adopt these amendments on July 1, 2018. The adoption of these amendments did not have a significant impact on our condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued amendments that eliminate, add and modify certain disclosure requirements on fair value measurements. The amendments become effective for our fiscal year, including interim periods, beginning January 1, 2020. Early adoption, of the amendments in full or only the provisions that eliminate or modify the disclosure requirements for fair value measurements, is permitted. We are currently evaluating the timing of our adoption and the expected impact that these amendments could have on our disclosures.

In August 2018, the SEC issued a final rule amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the condensed consolidated balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which a condensed consolidated statement of comprehensive loss is required to be filed. This final rule became effective on November 5, 2018. However, the SEC has issued guidance that the SEC will not object if a company initially presents the changes in stockholders’ equity in its first quarterly report for the quarter that begins after the effective date of the final rule. We are currently evaluating the impact of the final rule on our condensed consolidated financial statements and related disclosures.

In November 2018, the FASB issued guidance to clarify the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. The amendments become effective for our fiscal year, including interim periods, beginning January 1, 2020. Early adoption, including adoption in any interim period, is permitted. This guidance is required to be applied retrospectively as of the date of our adoption of the new revenue standard on January 1, 2018. We are currently evaluating the timing of our adoption and the expected impact this guidance could have on our condensed consolidated financial statements and related disclosures.

3. COLLABORATION AGREEMENTS

The following table summarizes our total consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2018	2017	2018	2017
Sanofi Genzyme	$(1,560)	$14,603	$40,370	$41,255
Vir Biotechnology	2,957	—	10,313	—
MDCO	—	2,255	1,957	10,141
Other	212	238	775	592
Total net revenues from collaborators	$1,609	$17,096	$53,415	$51,988

The following table summarizes our total consolidated net revenues from collaborators, using the prior revenue standard, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2018	2017	2018	2017
Sanofi Genzyme	$(862)	$14,603	$86,107	$41,255
Vir Biotechnology	2,957	—	10,313	—
MDCO	—	2,255	6,353	10,141
Other	212	238	775	592
Total net revenues from collaborators	$2,307	$17,096	$103,548	$51,988

The following table presents the balance of our contract liabilities related to our collaboration agreements at September 30, 2018 and January 1, 2018, in thousands:

	At September 30, 2018	At January 1, 2018
Contract liabilities:
Deferred revenues	$5,067	$16,570

During the nine months ended September 30, 2018, we recognized the following revenues as a result of the change in the contract liability balances related to our collaboration agreements, in thousands:

Revenue recognized in the period from:	Nine Months Ended September 30, 2018
Amounts included in contract liability at the beginning of the period	$14,953

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

The following table provides the research and development expenses incurred by type that are directly attributable to each agreement for the periods indicated, in thousands:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2018			2017			2018			2017
	Sanofi Genzyme	Vir	MDCO	Sanofi Genzyme	Vir	MDCO	Sanofi Genzyme	Vir	MDCO	Sanofi Genzyme	Vir	MDCO
Research and development
Clinical trial and manufacturing	$4,308	$800	$937	$42,772	$—	$307	$32,403	$6,851	$1,578	$127,127	$—	$5,402
External services	588	1,023	1	1,502	—	67	5,095	7,374	1	2,998	—	67
Other	395	—	2	1,394	—	—	1,145	980	2	4,384	—	24
Total research and development expenses	$5,291	$1,823	$940	$45,668	$—	$374	$38,643	$15,205	$1,581	$134,509	$—	$5,493

The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for external development and manufacturing services for which we are reimbursed, licensing payments made to the counterparty to such agreement and costs directly attributable to Sanofi Genzyme transition services. In addition, these expenses include a reasonable estimate of compensation and related costs as billed to our counterparties. As part of our revenue recognition policy, the costs in the above table are considered as an input in our determination of transaction price when they relate to consideration received for the delivery of goods or services. For the three and nine months ended September 30, 2018 and 2017, we did not incur material selling, general and administrative expenses related to our significant agreements.

Product Alliances

Sanofi Genzyme Collaboration

In January 2014, we entered into a global, strategic collaboration with Sanofi Genzyme to discover, develop and commercialize RNAi therapeutics as Genetic Medicines to treat orphan diseases, referred to as the 2014 Sanofi Genzyme collaboration. The 2014 Sanofi Genzyme collaboration superseded and replaced the previous collaboration between us and Sanofi Genzyme entered into in October 2012 to develop and commercialize RNAi therapeutics targeting TTR for the treatment of hereditary ATTR amyloidosis, including patisiran and revusiran, in Japan and the Asia-Pacific region.

On January 6, 2018, we and Sanofi Genzyme entered into an amendment to our 2014 Sanofi Genzyme collaboration. In connection and simultaneously with entering into the amendment to the 2014 Sanofi Genzyme collaboration, we and Sanofi Genzyme also entered into the Exclusive TTR License and the AT3 License Terms. As a result, we have the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO, ALN-TTRsc02 and any back-up products, and Sanofi Genzyme has the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. The January 2018 transaction was subject to customary closing conditions and clearances, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and closed during the first quarter of 2018.

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

Exclusive TTR License and AT3 License Terms

As noted above, the 2018 amendment, together with the Exclusive TTR License and the AT3 License Terms, revise the terms and conditions of the 2014 Sanofi Genzyme collaboration to (i) provide us the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO, ALN-TTRsc02 and any back-up products, (ii) provide Sanofi Genzyme the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products and (iii) terminate the previous co-development and co-commercialization rights related to revusiran, ALN-TTRsc02 and fitusiran under the 2014 Sanofi Genzyme collaboration. Going forward, we are funding all development and commercialization costs for ONPATTRO and ALN-TTRsc02.  We are also funding development and commercialization costs for fitusiran through the transition period, up to a cap of $50.0 million, after which Sanofi Genzyme will fund all development and commercialization costs for fitusiran. We substantially completed the transition of the fitusiran program to Sanofi Genzyme in the third quarter of 2018. Each party is responsible for its costs associated with the transfer of the respective program to the other party.

Under the 2018 amendment and the Exclusive TTR License, Sanofi Genzyme will be eligible to receive (i) royalties up to twenty-five percent, increasing over time, based on annual net sales of ONPATTRO in territories excluding the United States, Canada and Western Europe, provided royalties on annual net sales of ONPATTRO in Japan will be twenty-five percent beginning as of the effective date of the Exclusive TTR License, (ii) tiered royalties of fifteen to thirty percent based on global annual net sales of ALN-TTRsc02 (consistent with the royalties due to us from Sanofi Genzyme on fitusiran), and (iii) tiered royalties of up to fifteen percent based on global annual net sales of any back-up products, in each case by us, our affiliates and our sublicensees.  Except as described below, there will be no additional milestones due to either party with respect to ONPATTRO, ALN-TTRsc02 or fitusiran.

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

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Sanofi Genzyme under the 2014 Sanofi Genzyme collaboration, as amended, or any royalty payments under the AT3 License Terms.

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

The transaction price as of January 1, 2018 of $127.6 million for the 2014 Sanofi Genzyme collaboration related to the license to the TTR programs included the $22.5 million upfront payment and $11.0 million of development milestone payments earned under the now superseded 2012 Sanofi Genzyme agreement, a $25.0 million development milestone payment for revusiran achieved in 2014, the estimated patisiran and revusiran cost-share reimbursements of $63.6 million and $57.0 million, net of payments to Sanofi Genzyme, respectively, and the $51.5 million equity discount related to the stock purchase agreement, described below. Since the fair value of the stock at the time of closing was more than the consideration received by us by $51.5 million, we reduced the transaction price of the license and collaboration contract, treating the equity discount in a manner consistent with a payment to the customer. The transaction price related to our license to the fitusiran program as of January 1, 2018, accounted for as a separate agreement, included estimated fitusiran development cost-share reimbursements of $147.3 million, net of payments to Sanofi Genzyme. There are no refund provisions in the agreement and, therefore, none of the consideration received to date has been excluded from the transaction price calculation. None of the unearned milestones as of January 1, 2018 were included in the transaction price, as all unearned milestone amounts were determined to be fully constrained. We considered several factors, including that achievement of the milestones is outside our control and contingent upon success in clinical trials and regulatory decisions and the licensee’s efforts. Any consideration related to sales-based royalties (including milestones) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Sanofi Genzyme and as a result have also been excluded from the transaction price.  We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

As noted above, the 2018 amendment, together with the Exclusive TTR License, provide us with the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO. We are responsible for all development and commercialization costs for ONPATTRO and ALN-TTRsc02. As of the 2018 restructured agreement, we are no longer required to complete the delivery of any of the performance obligations under the agreement related to the TTR programs. As a result, the transaction price prior to the 2018 amendment has been reduced as we are no longer entitled to cost-share reimbursements or any of the previously constrained consideration, such as milestones and royalties. Since the 2018 amendment affected the transaction price but did not add any incremental and distinct performance obligations, we concluded this amendment should be accounted for as a change to the existing agreement and recorded the revenue on a cumulative catch-up basis. At the time of the 2018 amendment, we had $2.9 million in revenue deferred as a contract liability on our condensed consolidated balance sheet related to this contract for TTR programs, all of which we recognized in the first quarter of 2018 under the proportional performance model as we no longer expected to incur costs associated with the delivery of goods or services. If we had not adopted the new revenue standard, at the time of the 2018 restructured agreement, we would have had $25.8 million of deferred revenues on our condensed consolidated balance sheet that would have been recognized in full upon the date of the 2018 restructured agreement as we would have similarly concluded there were no ongoing deliverables under the 2018 restructured agreement related to the TTR programs. We expect to record future royalties payable to Sanofi Genzyme with respect to any sales of ONPATTRO within cost of goods sold on our condensed consolidated statements of comprehensive loss as Sanofi Genzyme is no longer considered our customer after the 2018 restructured agreement for sales of all TTR products, including ONPATTRO, and as such, these royalty payments are outside of the scope of the new revenue standard, including with respect to principal versus agent guidance.

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

In connection with the 2018 restructured agreement for fitusiran, we funded development and commercialization costs for fitusiran through the transition period, which was substantially completed in the third quarter of 2018, up to a limit of $50.0 million. The only milestone under the 2018 restructured agreement, which was achieved in the first quarter of 2018 following the dosing of the first patient in the ATLAS Phase 3 program for fitusiran, is considered variable consideration for the license and transition services related to the fitusiran program. We have agreed to reimburse Sanofi Genzyme for certain transition activities that are reflected as a reduction in the transaction price. As a result, the transaction price has been reduced as we are no longer entitled to cost-share reimbursements or any of the previously constrained consideration, such as milestones and royalties.

We concluded that the modification that resulted from the 2018 restructured agreement related to fitusiran would be treated as a termination and replacement of the 2014 Sanofi Genzyme collaboration and accounted for prospectively as the remaining license and transition services are considered distinct from that under the agreement prior to this modification. However, the incremental consideration under the 2018 restructured agreement does not directly reflect the standalone selling price of the incremental performance obligation. Therefore, we concluded the 2018 restructured agreement for fitusiran should be accounted for on a prospective basis. At the time of the 2018 amendment, we had $0.6 million in revenue deferred as a contract liability on our condensed consolidated balance sheet related to the 2014 Sanofi Genzyme collaboration for the fitusiran program. The transaction price of the 2018 restructured agreement for fitusiran is $37.6 million, primarily related to the $50.0 million milestone that was achieved in the first quarter of 2018. Consistent with our accounting prior to this 2018 modification, we are applying the sales-based royalty under the new revenue standard to exclude from the transaction price the royalties earned on Sanofi Genzyme’s sales of fitusiran as we have determined in the context of all the performance obligations, including those delivered prior to the 2018 modification, that the value of the broader license will continue to represent a substantial portion of the value provided to Sanofi Genzyme; and therefore the license to the intellectual property is the predominant item to which the royalty relates.

We have determined that Sanofi Genzyme’s right to purchase additional clinical and commercial material from us reflects optional purchases that are distinct from other performance obligations. Revenues associated with these purchases will be recognized as Sanofi Genzyme obtains control of any purchased material.

We are recognizing the transaction price of the 2018 restructured agreement related to fitusiran under a separate proportional performance model as we perform transition services over the transition period, which was substantially completed in the third quarter of 2018. We measured our performance based on a percentage of our costs expected to be incurred in connection with the transition. During the transition, we incurred a total cost of $38.0 million. In the three and nine months ended September 30, 2018, under the proportional performance model, we recognized an adjustment to decrease revenues of $1.6 million and recognized revenues of $37.6 million, respectively, related to the 2018 restructured agreement for fitusiran. If we had not adopted the new revenue standard, at the time of the 2018 restructured agreement, we would have had $23.4 million of deferred revenues on our condensed consolidated balance sheet, that would have represented an incremental $22.8 million to the transaction price. Similar to under the new revenue standard, we consider the 2018 restructured agreement related to fitusiran to include a combined performance obligation. Under the prior revenue standard and our historical practice to account for contract modifications, we would apply a separate model to the consideration. Historically, we have measured our performance under our models based on the passage of time due to our inability to estimate performance under another method. However, as a result of the 2018 restructured agreement related to fitusiran, we have the ability to measure our performance under the prior revenue standard based on costs expected to be incurred, and therefore measure performance under the prior standard consistent with that of the new revenue standard. Under the prior revenue standard, we would have recorded an adjustment to decrease revenues of $0.9 million and recorded revenues of $60.3 million, respectively, in the three and nine months ended September 30, 2018.

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

In accordance with the investor agreement, as a result of our issuance of shares in connection with our acquisition of Sirna Therapeutics, Inc. in March 2014, Sanofi Genzyme exercised its right to purchase an additional 344,448 shares of our common stock for $23.0 million. In addition, in connection with our public offerings, Sanofi Genzyme exercised its right to purchase directly from us, in concurrent private placements, 744,566 shares of common stock in January 2015 at the public offering price resulting in $70.7 million in proceeds to us and 297,501 shares of common stock in May 2017 at the public offering price resulting in $21.4 million in proceeds to us. The sales of common stock to Sanofi Genzyme were not registered as part of these public offerings, though they were consummated simultaneously with the public offering.

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

4. INVENTORY

The following table presents our inventory of ONPATTRO at September 30, 2018 and December 31, 2017, in thousands:

	At September 30, 2018	At December 31, 2017
Raw materials	$4,789	$—
Work in process	6,213	—
Finished goods	79	—
Total inventory	$11,081	$—

At September 30, 2018, all of our inventory was related to ONPATTRO, which was approved by the FDA and the EC on August 10, 2018 and August 30, 2018, respectively. In the third quarter of 2018, we began to capitalize inventory costs for ONPATTRO as a result of the approval of ONPATTRO by the FDA and commercial sales forecasts for ONPATTRO. Prior to the third quarter of 2018, we recorded the costs associated with ONPATTRO raw materials, work in process and finished goods as research and development expenses on our condensed consolidated statements of comprehensive loss. At September 30, 2018, we had $21.3 million of this zero-cost ONPATTRO inventory.  At September 30, 2018, we have determined a reserve related to ONPATTRO inventory is not required based on our evaluation of factors including commercial sales forecasts for ONPATTRO and the shelf life of ONPATTRO inventory.

5. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Corporate notes	$2,729	$—	$2,729	$—
U.S. government-sponsored enterprise securities	1,985	—	1,985	—
U.S. treasury securities	9,974	—	9,974	—
Money market funds	232,073	232,073	—	—
Marketable debt securities:
Certificates of deposit	18,800	—	18,800	—
Commercial paper	101,376	—	101,376	—
Corporate notes	324,379	—	324,379	—
U.S. government-sponsored enterprise securities	111,339	—	111,339	—
U.S. treasury securities	349,328	—	349,328	—
Marketable equity securities	15,004	15,004	—	—
Restricted cash (money market funds)	1,476	1,476	—	—
Total	$1,168,463	$248,553	$919,910	$—

Description	At December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$82,262	$—	$82,262	$—
Corporate notes	18,116	—	18,116	—
U.S. government-sponsored enterprise securities	231,122	—	231,122	—
U.S. treasury securities	62,855	—	62,855	—
Money market funds	122,986	122,986	—	—
Marketable debt securities:
Certificates of deposit	30,200	—	30,200	—
Commercial paper	56,951	—	56,951	—
Corporate notes	373,252	—	373,252	—
U.S. government-sponsored enterprise securities	398,298	—	398,298	—
U.S. treasury securities	200,475	—	200,475	—
Restricted cash (money market funds)	1,471	1,471	—	—
Total	$1,577,988	$124,457	$1,453,531	$—

During the nine months ended September 30, 2018 and 2017, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. As of September 30, 2018, we had $9.0 million included in long-term other assets on our condensed consolidated balance sheet that represents the discounted present value, based on a Level 2 fair value measurement, of the $13.0 million cash payment due from Dicerna by April 18, 2022 under the terms of the Settlement Agreement, described more fully above at Note 2. We are accounting for this receivable as a transaction between two parties and imputing the interest through interest income on our condensed consolidated statements of comprehensive loss. To determine the present value of this receivable, we used an interest rate of 11 percent as of the settlement date for a note that would have resulted if an independent borrower and independent lender had negotiated a similar transaction. The fair value of our long-term debt at September 30, 2018, computed pursuant to a discounted cash flow technique using a market interest rate, was $30.1 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

6. MARKETABLE DEBT SECURITIES

We obtain fair value measurement data for our marketable debt securities from independent pricing services. We perform validation procedures to ensure the reasonableness of this data. This includes meeting with the independent pricing services to understand the methods and data sources used. Additionally, we perform our own review of prices received from the independent pricing services by comparing these prices to other sources and confirming those securities are trading in active markets. At September 30, 2018, $29.7 million due to us for marketable securities with a September 30, 2018 settlement date, for which cash was received in October 2018, is reflected in prepaid expenses and other current assets on our condensed consolidated balance sheet.

The following tables summarize our marketable debt securities at September 30, 2018 and December 31, 2017, in thousands:

	At September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$18,800	$—	$—	$18,800
Commercial paper	101,379	—	(3)	101,376
Corporate notes	324,615	11	(247)	324,379
U.S. government-sponsored enterprise securities	111,427	—	(88)	111,339
U.S. treasury securities	349,601	1	(274)	349,328
Total	$905,822	$12	$(612)	$905,222

	At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$30,200	$—	$—	$30,200
Commercial paper	56,951	—	—	56,951
Corporate notes	373,736	11	(495)	373,252
U.S. government-sponsored enterprise securities	399,281	—	(983)	398,298
U.S. treasury securities	200,649	1	(175)	200,475
Total	$1,060,817	$12	$(1,653)	$1,059,176

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at September 30, 2018, in thousands:

	At September 30, 2018
	Amortized Cost	Fair Value
Less than one year	$905,822	$905,222
Greater than one year but less than two years	—	—
Total	$905,822	$905,222

7. COMMITMENTS AND CONTINGENCIES

300 Third Street

We lease office and laboratory space located at 300 Third Street, Cambridge, Massachusetts for our corporate headquarters under a non-cancelable real property lease agreement by and between us and ARE-MA Region No. 28, LLC, or ARE-MA, dated as of September 26, 2003, as amended by five amendments, referred to collectively as the 300 Third Street Lease. Pursuant to the 300 Third Street Lease, we lease a total of approximately 129,000 square feet of office and laboratory space. The term of the 300 Third Street Lease was set to expire on September 30, 2021.

On August 14, 2018, we and ARE-MA entered into a Sixth Amendment to Lease, pursuant to which the term of the 300 Third Street Lease was extended for an additional twelve years and four months, through January 31, 2034. Under the Sixth Amendment to Lease, we have the option to extend the 300 Third Street Lease, as amended, for two additional five-year terms.

Beginning in October 2021, annual rent under the 300 Third Street Lease, as amended by the Sixth Amendment, exclusive of operating expenses and real property taxes, will be $10.5 million for the first twelve months, with annual increases of 2.5 percent thereafter. Under the terms of the Sixth Amendment, ARE-MA will provide a tenant improvement allowance up to $8.4 million, which may be used to fund appropriate improvements to the premises.

101 Main Street

We lease office space located on the 10th floor at 101 Main Street, Cambridge, Massachusetts under a non-cancelable real property lease agreement by and between us and RREEF America REIT II CORP. PPP, or RREEF, dated as of March 9, 2015, as amended, referred to as the 101 Main Street Lease. Pursuant to the 101 Main Street Lease, we lease a total of approximately 23,350 square feet of office space on the 10th floor. The term of the 101 Main Street Lease was set to expire on March 31, 2019.

On September 27, 2018, we and RREEF entered into a Second Amendment to Lease, pursuant to which the term of the 101 Main Street Lease was extended for an additional five years, through March 31, 2024. Under the 101 Main Street Lease, as amended by the Second Amendment, we have the option to extend the term of the 101 Main Street Lease for an additional five years.

Beginning in April 2019, annual rent under the 101 Main Street Lease, as amended by the Second Amendment, will be $2.1 million for the first twelve months, with annual increases of 2.0 percent thereafter.

Manufacturing Facility

In April 2016, we purchased 12 acres of undeveloped land in Norton, Massachusetts. We are constructing a manufacturing facility at this site for drug substance, including small interfering RNAs, or siRNAs, and siRNA conjugates, for clinical and commercial use. At September 30, 2018 and December 31, 2017, property, plant and equipment, net, on our condensed consolidated balance sheets reflects $199.3 million and $140.5 million, respectively, of land and associated costs related to the construction of our drug substance manufacturing facility.

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

The obligations of the borrower and us under the BOA Credit Agreement were, and under the Wells Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under such Credit Agreement at such time. At each of September 30, 2018 and December 31, 2017, we have recorded $30.0 million of cash collateral in connection with the Wells Credit Agreement as restricted investments on our condensed consolidated balance sheets. The Wells Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants, including quarterly reporting obligations, as well as certain customary events of default.

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

Silence Litigation

In October 2017, Silence Therapeutics plc, or Silence, served its previously announced claim in the High Court of England and Wales, or the High Court, issued in the name of Silence Therapeutics GmbH against Alnylam UK Ltd., Alnylam Pharmaceuticals, Inc., and The Medicines Company UK Ltd, seeking a declaration that Silence was entitled to a Supplementary Protection Certificate, or SPC, for Silence’s European Patent No. 2 258 847, referred to as the ‘847 patent, when each of patisiran, fitusiran, givosiran and inclisiran obtained a marketing authorization in Europe.  In June 2018, Silence withdrew this claim against both us and The Medicines Company. Silence also withdrew its previously filed claim alleging infringement of its European Patent No. 1 857 547, referred to as the ‘547 patent, by fitusiran.

On December 10, 2018, the High Court will hear the claim brought against us by Silence alleging that ONPATTRO (patisiran) infringes the ‘547 patent, as amended in the United Kingdom, and will also hear our claim seeking a declaration of non-infringement by ONPATTRO and revocation of the ‘547 patent in its entirety. Silence is seeking monetary damages as well as a permanent injunction.

Silence also served patent infringement proceedings against us in Portugal alleging that patisiran infringes the ‘547 patent as granted.  Silence is seeking a permanent injunction against the commercialization of patisiran in Portugal.

We believe the ‘847 and ‘547 patents as originally filed and as amended in the United Kingdom, were and are invalid and not infringed by any of our products and intend to defend against any claim of infringement brought against any of our products, including the present claim of infringement by ONPATTRO of the ‘547 patent, as amended.

On October 10, 2018, Silence filed for Preliminary Relief with the District Court of The Hague, The Netherlands, related to Silence European Patent No. 3 222 724, referred to as the ‘724 patent, alleging that ONPATTRO infringes one or more claims of the ‘724 patent, seeking a cross-border preliminary injunction in those European countries where the patent has been validated.  A hearing has been set for January 23, 2019.  We believe the ‘724 patent is invalid and not infringed by ONPATTRO and intend to vigorously defend against this claim.

We have filed an opposition with the European Patent Office, or EPO, seeking revocation of the ‘847 and ‘547 patents in their entirety and intend to file an opposition to the ‘724 patent prior to the deadline.  Although we believe these patents are invalid and not infringed by any of our products, a court or patent office could ultimately rule against us or find that Silence’s patents are valid.

In March 2018, we filed an action against Silence in the United States District Court for the District of Massachusetts seeking a declaratory judgement of non-infringement by patisiran of Silence U.S. Patent Nos: 7,893,245; 8,324,370; 8,933,215; 9,222,092; and 9,695,423. This action is pending before the court and awaiting a briefing schedule from the judge on jurisdictional matters.

Between April and July 2018, we filed petitions for Post Grant Review, or PGR, of five Silence granted U.S. Patents with the United States Patent and Trademark Office, or USPTO, seeking a cancellation of all claims as being unpatentable under 35 U.S.C. §§ 112 and 102.  On October 10, 2018, the USPTO failed to institute the PGR of U.S. Patent No. 9,695,423, ruling that it was not PGR eligible. The USPTO did not rule on the ultimate validity or scope of the claims. We disagree with the ruling and have filed a request for reconsideration.

Securities Litigation

On September 26, 2018, Caryl Hull Leavitt individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws against Alnylam, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired our securities between February 15, 2018 and September 12, 2018 and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint alleges, among other things, that the defendants made materially false and misleading statements related to the efficacy and safety of our product, ONPATTRO (patisiran) lipid complex injection. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate.

We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.

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

8. INCOME TAXES

For the three months ended September 30, 2018, we recorded a provision for income taxes of $0.4 million due to foreign income taxes recorded during the third quarter of 2018.  For the nine months ended September 30, 2018, we recorded a net provision for income taxes of $0.5 million related to $1.3 million due to foreign income taxes recorded during the nine months ended September 30, 2018 partially offset by a $0.8 million benefit for refundable credits related to the TCJA.

Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. For the nine months ended September 30, 2018, there were no changes to management’s analysis originally performed as of December 31, 2017.

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

Overview

We are a global commercial-stage biopharmaceutical company developing novel therapeutics based on RNA interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, and function upstream of today’s medicines by potently silencing messenger RNA, or mRNA, that encode for disease-causing proteins, thus preventing them from being made. This is a revolutionary approach with the potential to transform the care of patients with genetic and other diseases.

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

Specifically, our broad pipeline of investigational RNAi therapeutics is focused in four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and Central Nervous System, or CNS, Diseases. We are committed to the advancement of our Alnylam 2020 strategy, which is to achieve a company profile with three marketed products and ten RNAi therapeutic clinical programs, including four in late stages of development, across three or more of our STArs by the end of 2020. In August 2018, the United States Food and Drug Administration, or FDA, approved our new drug application, or NDA, for ONPATTRO™ (patisiran), a lipid complex injection for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults.  ONPATTRO was reviewed by the FDA under Priority Review and was granted Breakthrough Therapy and Orphan Drug Designations. Also, in August 2018, the European Commission, or EC, granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with Stage 1 or Stage 2 polyneuropathy. We began selling ONPATTRO in the United States in August 2018 and in Germany in October 2018.

In September 2018, we submitted a NDA to Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, for approval of patisiran for the treatment of hATTR amyloidosis. Patisiran has orphan drug designation from the Ministry of Health, Labor and Welfare, or MHLW, which makes it eligible for priority review as well as 10 years of market exclusivity, if approved. Based on the priority review timeline, we expect a decision from the MHLW and PMDA in mid-2019. If approved patisiran will be commercialized in Japan under the brand name ONPATTRO.  In Canada, the safety and efficacy of patisiran are under priority review and market authorization has not yet been granted.  Regulatory filings in additional markets in Europe and elsewhere are planned throughout 2018 and 2019.

In September 2018, we reported positive topline interim analysis results from our ENVISION Phase 3 study of givosiran, an investigational RNAi therapeutic targeting aminolevulinic acid synthase 1, or ALAS1, for the treatment of acute hepatic porphyria, or AHP.  In October 2018, we announced that in consultation with the FDA, we plan to pursue a full approval based on the complete results of the ENVISION Phase 3 study of givosiran, rather than filing based on the interim Phase 3 results. The FDA has also agreed to a rolling submission of a NDA for givosiran, which we intend to initiate in 2018 with full clinical sections submitted in mid-2019, assuming positive study results.

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

In March 2018, we also entered into a manufacturing services agreement with Agilent Technologies, Inc., or Agilent, providing for the commercial supply of ONPATTRO drug substance by Agilent for an initial five-year term.

In April 2018, we and Dicerna Therapeutics, Inc., or Dicerna, entered into a Settlement Agreement and General Release, referred to as the Settlement Agreement, resolving all ongoing litigation between the companies. For a discussion of the terms of the Settlement Agreement, please read Note 2, Summary of Significant Account Policies – Investments in Marketable Securities and Cash Equivalents and Note 7, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At September 30, 2018, we had an accumulated deficit of $2.63 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights and general administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including global operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We currently have programs focused on a number of therapeutic areas and, as noted above, in August 2018, received regulatory approval from the FDA and EC for ONPATTRO.  As a result of the regulatory approval of ONPATTRO, we began to generate net revenues from product sales during the third quarter of 2018.  However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO or any other such products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Sanofi Genzyme and MDCO. In addition to revenues from the commercial sale of ONPATTRO and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, and proceeds from the sale of equity or debt.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of clinical development programs, which includes several programs in late-stage development.

The following is a summary of our product development programs as of October 31, 2018. It identifies those programs in which we have achieved human proof-of-concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, those programs for which we have received Breakthrough Therapy Designation from the FDA, the development stage of our programs, and our commercial rights to such programs:

During the third quarter of 2018 and recent period, we reported the following updates from ONPATTRO and our late-stage clinical programs:

Commercial

•	We launched ONPATTRO in the United States and the EU, initially in Germany, and recognized ONPATTRO net revenues of $0.5 million for the quarter ended September 30, 2018.

Late-Stage Clinical Development

•	We achieved the first-ever regulatory approval of an RNAi therapeutic, ONPATTRO, in the United States and the EU, submitted a NDA to Japan’s PMDA and received a Priority Review designation in Canada.

•

We continued to advance ALN-TTRsc02, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis, and aligned the design of HELIOS-A, a pivotal Phase 3 study of ALN-TTRsc02 in patients with hATTR amyloidosis polyneuropathy, with FDA and European Medicines Agency, or EMA, feedback. We are on track to start the Phase 3 study in late 2018 and plan to initiate additional Phase 3 studies of ALN-TTRsc02, including in hereditary and wild-type ATTR amyloidosis cardiomyopathy, in 2019.

•

We continued to advance givosiran for the treatment of AHPs, announcing positive topline results from the interim analysis of the ENVISION Phase 3 study of givosiran. We plan to initiate a rolling submission of a NDA and pursue full approval based on complete results from the ENVISION Phase 3 study, which are expected in early 2019. The rolling NDA submission is expected to be initiated in 2018, with full clinical sections submitted in mid-2019, assuming positive results.

•

We continued to advance lumasiran, an investigational RNAi therapeutic in development for the treatment of primary hyperoxaluria type 1, or PH1, announcing the initiation of ILLUMINATE-A, a global Phase 3 pivotal trial of lumasiran in children and adults with PH1.  We expect to report topline results from ILLUMINATE-A in late 2019 and, if positive, submit filings for global regulatory approvals starting in early 2020. We also reached alignment with the FDA on the trial design for ILLUMINATE-B, a Phase 3 study of lumasiran in PH1 patients less than six years of age with preserved renal function.

•

Our partner, MDCO, announced in October 2018 that the Independent Data Monitoring Committee for the ongoing inclisiran Phase 3 clinical trials (ORION 9, 10, and 11) conducted its fourth planned review of safety and efficacy data from the ORION trials and recommended that they continue without modification. MDCO has accumulated approximately 1,900 patient-years of safety for inclisiran.

•

Enrollment in the ATLAS Phase 3 program for fitusiran, an investigational RNAi therapeutic in development for the treatment of hemophilia A and B with or without inhibitors, is ongoing.  The fitusiran program has been transitioned to our partner, Sanofi Genzyme.

There is a risk that any drug discovery or development program may not result in revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. For example, in October 2016, we announced the discontinuation of our revusiran clinical development program due to safety concerns and in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of ONPATTRO or any other product candidate we develop is highly uncertain. In addition, even if we are able to successfully develop and obtain approval for other product candidates in addition to ONPATTRO, the amount of revenues we are able to generate will depend on many factors, including but not limited to the breadth of the indication approved by regulatory authorities, the size of the appropriate patient population, the acceptability of the product profile and competition from competing approved products, as well as products in development.  Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate, or the period, if any, in which material net cash inflows will commence from any approved product.

Any failure to complete any stage of the development of any potential products in a timely manner or successfully launch, market and sell any approved product, including ONPATTRO, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”

Strategic Alliances

Our business strategy is to develop and commercialize a broad pipeline of RNAi therapeutic products directed towards our four STArs. As part of this strategy, we have entered into, and expect to enter into additional, collaboration and licensing agreements as a means of obtaining resources, capabilities and funding to advance our investigational RNAi therapeutic programs.

Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme will develop and commercialize our current and future Genetic Medicine products for which it elects to opt-in, in the rest of the world, referred to as the Sanofi Genzyme Territory, subject to certain broader rights. In January 2018, we and Sanofi Genzyme amended our 2014 Sanofi Genzyme collaboration and entered into an Exclusive License Agreement with respect to all TTR products, including ONPATTRO, ALN-TTRsc02 and any back-up products, referred to as the Exclusive TTR License, and the ALN-AT3 Global License Terms with respect to fitusiran and any back-up products, referred to as the AT3 License Terms. The 2018 amendment, together with the Exclusive TTR License and the AT3 License Terms, revise the terms and conditions of the 2014 collaboration to (i) provide us with the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO,

ALN-TTRsc02 and any back-up products, (ii) provide Sanofi Genzyme the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products and (iii) terminate the previous co-development and co-commercialization rights related to revusiran, ALN-TTRsc02 and fitusiran under the 2014 Sanofi Genzyme collaboration. Sanofi Genzyme continues to have the right to opt into our other rare genetic disease programs for development and commercialization in territories outside of the Alnylam Territory as contemplated in the 2014 Sanofi Genzyme collaboration, as well as one right to a global license.

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

Critical Accounting Policies and Estimates

Revenue Recognition

On January 1, 2018, we adopted the new revenue standard by applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. As a result, while reporting periods beginning on our adoption of the new revenue standard are presented under the new revenue standard, prior period amounts have not been adjusted and continue to be presented under the revenue standard in effect prior to January 1, 2018. The new revenue standard had a material impact on our consolidated financial statements. We did not have product revenues prior to our launch of ONPATTRO in the United States in the third quarter of 2018. Please read Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q for a discussion of our revenue recognition policy, including for net product revenues, and the impact of this new revenue standard.

Inventory

We capitalize inventory costs that are expected to be sold commercially once we determine there is a high probability that the inventory costs will be recovered through commercial sale based on the review of several factors, including (i) the likelihood that all required regulatory approvals will be obtained, (ii) the expected timing of validation (if not yet completed) of manufacturing processes in the associated facility, (iii) the expected expiration of the inventory, (iv) logistical or commercial constraints that may impede the timely distribution and sale of the product, including transport requirements and reimbursement status, (v) history of approvals of similar products or formulations and (vi) potential legal challenges. Prior to the capitalization of inventory costs, we record such costs as research and development expenses on our condensed consolidated statements of comprehensive loss.

On a quarterly basis, we evaluate the recoverability of capitalized inventory using significant judgements, estimates and assumptions, primarily those related to commercial sales forecasts and product shelf life.  In the event we determine our capitalized inventory to be impaired, we would reduce our inventory to net realizable value. Through September 30, 2018, we have not identified any impairment of our capitalized inventory.

Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on February 15, 2018.  There have been no significant changes to our critical accounting policies since the beginning of this fiscal year other than with respect to revenue recognition and inventory as described above.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$2,069	$17,096	$53,875	$51,988
Operating costs and expenses	256,627	142,896	648,192	404,773
Loss from operations	(254,558)	(125,800)	(594,317)	(352,785)
Net loss	$(245,282)	$(122,937)	$(550,056)	$(348,647)

Discussion of Results of Operations

Revenues

The following table summarizes our total consolidated revenues for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Product revenues, net	$460	$—	$460	$460	$—	$460
Net revenues from collaborators	1,609	17,096	(15,487)	53,415	51,988	1,427
Total revenues	$2,069	$17,096	$(15,027)	$53,875	$51,988	$1,887

We began to record net product revenues in the third quarter of 2018 following the approval of ONPATTRO by the FDA on August 10, 2018 and its subsequent commercial launch in the United States. Prior to the third quarter of 2018, our revenues were generated entirely through research and development collaborations.

Product revenues, net

During the three and nine months ended September 30, 2018, we recognized $0.5 million of net product revenues related to sales of ONPATTRO in the United States that began in August 2018.  We expect net product revenues to increase for the fourth quarter of 2018 as compared to the third quarter of 2018 primarily due to ONPATTRO sales in the United States and the commercial launch of ONPATTRO in Europe, beginning with Germany in October 2018.

Net revenues from collaborators

The following table summarizes our total consolidated net revenues from collaborators under our research and development collaborations, for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Sanofi Genzyme	$(1,560)	$14,603	$(16,163)	$40,370	41,255	$(885)
Vir	2,957	—	2,957	10,313	—	10,313
MDCO	—	2,255	(2,255)	1,957	10,141	(8,184)
Other	212	238	(26)	775	592	183
Total net revenues from collaborators	$1,609	$17,096	$(15,487)	$53,415	$51,988	$1,427

The following table summarizes our total consolidated net revenues from collaborators, under the prior revenue standard, for the periods indicated, in thousands, together with the changes, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
Description	2018	2017	Dollar Change	2018	2017	Dollar Change
Sanofi Genzyme	$(862)	$14,603	$(15,465)	$86,107	$41,255	$44,852
Vir	2,957	—	2,957	10,313	—	10,313
MDCO	—	2,255	(2,255)	6,353	10,141	(3,788)
Other	212	238	(26)	775	592	183
Total net revenues from collaborators	$2,307	$17,096	$(14,789)	$103,548	$51,988	$51,560

Net revenues from collaborators decreased significantly during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to the substantial completion of our performance obligations under the Sanofi Genzyme agreement in July 2018, that included a true-up of estimated costs that were reimbursed to Sanofi Genzyme as part of the transition and were recorded as a reduction of the transaction price. Net revenues from collaborators increased slightly during the nine months ended September 30, 2018 as a result of work performed under our collaboration with Vir, primarily offset by a decrease in reimbursable activities, as well as the adoption of the new revenue standard, related to our MDCO agreement. Upon our adoption of the new revenue standard on January 1, 2018, we recorded a cumulative reduction of $45.7 million of deferred revenues related to our collaboration with Sanofi Genzyme, resulting in a remaining balance of $3.5 million. As a result, we recorded significantly lower revenues related to our collaboration with Sanofi Genzyme in the nine months ended September 30, 2018 than we would have recorded under the prior revenue standard.

We expect net revenues from collaborators to increase for the fourth quarter of 2018 as compared to the third quarter of 2018 primarily due to increased reimbursable activities.

We had $5.1 million of deferred revenue at September 30, 2018 related to our collaboration with Vir. At December 31, 2017, prior to the adoption of the new revenue standard, we had $84.8 million of deferred revenue, which consisted of payments we have received from collaborators, primarily Sanofi Genzyme, MDCO and Kyowa Hakko Kirin Co., Ltd., but had not yet recognized pursuant to our revenue recognition policies. As a result of our adoption of the new revenue standard on January 1, 2018, we recorded a cumulative reduction of $68.2 million of deferred revenue with a corresponding adjustment to accumulated deficit in the first quarter of 2018. Please read Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements

(Unaudited),” of this quarterly report on Form 10-Q for a discussion of our revenue recognition policy and the impact of this new revenue standard.

Operating costs and expenses

The following tables summarize our operating costs and expenses for the periods indicated, in thousands and as a percentage of total operating costs and expenses, together with the changes, in thousands:

	Three Months Ended September 30,	% of Total Operating Costs and	Three Months Ended September 30,	% of Total Operating Costs and	Dollar
Description	2018	Expenses	2017	Expenses	Change
Cost of goods sold	$137	0%	$—	0%	$137
Research and development	139,945	55%	95,252	67%	44,693
Selling, general and administrative	116,545	45%	47,644	33%	68,901
Total operating costs and expenses	$256,627	100%	$142,896	100%	$113,731

	Nine Months Ended September 30,	% of Total Operating Costs and	Nine Months Ended September 30,	% of Total Operating Costs and	Dollar
Description	2018	Expenses	2017	Expenses	Change
Cost of goods sold	$137	0%	$—	0%	$137
Research and development	374,384	58%	272,863	67%	101,521
Selling, general and administrative	273,671	42%	131,910	33%	141,761
Total operating costs and expenses	$648,192	100%	$404,773	100%	$243,419

Cost of Goods Sold

Cost of goods sold includes the cost of producing and distributing inventories that are related to ONPATTRO product revenues in the United States during the respective period (including salary-related and stock-based compensation expenses for employees involved with ONPATTRO production and distribution) and third-party royalties payable on our net product revenues for ONPATTRO. We began capitalizing ONPATTRO inventory costs during the third quarter of 2018 in connection with FDA approval and our expectation that these costs are recoverable through commercialization of ONPATTRO. Prior to the capitalization of ONPATTRO inventory costs, such costs were recorded as research and development expenses in our condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2018, we recorded $137,000 of cost of goods sold, including $34,000 related to royalties. The cost of goods sold during the three and nine months ended September 30, 2018 only reflects a portion of the manufacturing cost of ONPATTRO. Utilizing the average cost per unit of ONPATTRO manufactured, cost of goods sold for manufacturing costs for the three and nine months ended September 30, 2018 would have been approximately $30,000. At September 30, 2018, we had $21.3 million of this zero-cost inventory.

We expect that cost of goods sold will increase during the fourth quarter of 2018 as compared to the third quarter of 2018 primarily as a result of an expected increase in ONPATTRO sales in the United States and the beginning of commercial sales of ONPATTRO in Europe, initially in Germany and subsequently in additional European countries in the fourth quarter of 2018.

Research and development.  The following tables summarize the components of our research and development expenses for the periods indicated, in thousands and as a percentage of total research and development expenses, together with the changes, in thousands:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
Research and development
Stock-based compensation	$45,784	33%	$15,090	16%	$30,694
Compensation and related	28,008	20%	24,888	26%	3,120
Clinical trial	21,355	15%	24,587	26%	(3,232)
External services	12,302	9%	11,054	12%	1,248
Facilities-related	11,811	8%	7,798	8%	4,013
Manufacturing	8,002	6%	6,999	7%	1,003
Lab supplies and materials	3,697	3%	2,929	3%	768
Other	8,986	6%	1,907	2%	7,079
Total research and development expenses	$139,945	100%	$95,252	100%	$44,693

Research and development expenses increased significantly during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to increased stock-based compensation expense related to the accounting for performance-based stock awards as a result of the approval and launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study. In addition, other research and development expenses increased primarily due to license payments due to third parties as a result of the regulatory approval and commercial launch of ONPATTRO in the third quarter of 2018.

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
Research and development
Compensation and related	$88,453	24%	$71,406	26%	$17,047
Stock-based compensation	67,537	18%	37,035	14%	30,502
Clinical trial	65,159	17%	65,271	24%	(112)
Manufacturing	57,734	15%	36,466	13%	21,268
External services	37,649	10%	26,568	10%	11,081
Facilities-related	30,046	8%	23,324	8%	6,722
Lab supplies and materials	9,423	3%	7,800	3%	1,623
Other	18,383	5%	4,993	2%	13,390
Total research and development expenses	$374,384	100%	$272,863	100%	$101,521

Research and development expenses increased significantly during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to increased stock-based compensation expense related to the accounting for performance-based stock awards as a result of the approval and launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study. In addition, manufacturing expenses increased significantly as a result of our late stage programs. Compensation and related expenses increased as a result of an increase in headcount during the period as we expand and advance our development pipeline. In addition, external services expenses increased during the nine months ended September 30, 2018 as a result of increased pre-clinical services related to early stage programs to support our Alnylam 2020 strategy, as well as increased expenses related to regulatory submissions.

During the three and nine months ended September 30, 2018 and 2017, in connection with advancing the activities under our collaboration agreements, we incurred significant research and development expenses, primarily related to external development and manufacturing services. The 2018 amendment to the 2014 Sanofi Genzyme collaboration, together with the Exclusive TTR License and the AT3 License Terms, provide us with the exclusive right to pursue the further global development and commercialization of all TTR products and any back-up products and provide Sanofi Genzyme with the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. As a result, we expect aggregate costs incurred under our collaboration agreements to decrease. The following table summarizes the expenses incurred under our collaboration agreements by collaboration partner for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sanofi Genzyme	$5,291	$45,668	$38,643	$134,509
Vir	1,823	—	15,205	—
MDCO	940	374	1,581	5,493
Total	$8,054	$46,042	$55,429	$140,002

We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses, excluding stock-based compensation expenses, will increase during the fourth quarter of 2018 as compared to the third quarter of 2018 as we continue to develop our pipeline and advance our product candidates into later-stage development, hire additional employees and prepare regulatory submissions. We expect that stock-based compensation expenses will decrease significantly during the fourth quarter of 2018 as compared to the third quarter of 2018 as a result of significant non-recurring stock-based compensation expense recorded in the third quarter of 2018 related to the accounting for certain of our performance-based equity awards. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

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

Selling, general and administrative.  The following tables summarize the components of our selling, general and administrative expenses for the periods indicated, in thousands and as a percentage of total selling, general and administrative expenses, together with the changes, in thousands:

	Three Months Ended September 30,	% of Expense	Three Months Ended September 30,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
Selling, general and administrative
Stock-based compensation	$42,170	36%	$10,865	23%	$31,305
Compensation and related	28,968	25%	14,386	30%	14,582
Consulting and professional services	28,844	25%	14,871	31%	13,973
Facilities-related	7,680	6%	2,802	6%	4,878
Other	8,883	8%	4,720	10%	4,163
Total selling, general and administrative expenses	$116,545	100%	$47,644	100%	$68,901

Selling, general and administrative expenses increased significantly during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to an increase in stock-based compensation expense related to the accounting for performance-based stock awards as a result of the approval and launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study. In addition, selling, general and administrative expenses increased significantly due to an increase in commercial and medical affairs headcount and commercial-related services to support corporate growth and prepare for the launch of ONPATTRO in 2018, and potential additional country launches of ONPATTRO in 2019, as well as future worldwide product launches assuming regulatory approval of givosiran and other product candidates.

	Nine Months Ended September 30,	% of Expense	Nine Months Ended September 30,	% of Expense	Dollar
Description	2018	Category	2017	Category	Change
Selling, general and administrative
Consulting and professional services	$92,042	34%	$42,435	32%	$49,607
Compensation and related	78,819	29%	40,327	30%	38,492
Stock-based compensation	62,242	23%	28,667	22%	33,575
Facilities-related	17,859	6%	7,579	6%	10,280
Other	22,709	8%	12,902	10%	9,807
Total selling, general and administrative expenses	$273,671	100%	$131,910	100%	$141,761

Selling, general and administrative expenses increased significantly during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to an increase in commercial and medical affairs headcount and commercial-related services to support corporate growth and prepare for the launch of ONPATTRO in 2018, and potential additional country launches of ONPATTRO in 2019, as well as future worldwide product launches assuming regulatory approval of givosiran and other product candidates. In addition, selling, general, and administrative expenses increased due to an increase of stock-based compensation expense related to the accounting for performance-based stock awards as a result of the approval and launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study.

We expect that selling, general and administrative expenses, excluding stock-based compensation, will increase during the fourth quarter of 2018 as compared to the third quarter of 2018 as we continue to grow our operations, including the continued build-out of our global commercial infrastructure and field team to support ONPATTRO and potentially additional product launches. We expect that stock-based compensation expenses will decrease significantly during the fourth quarter of 2018 as compared to the third quarter of 2018 as a result of significant non-recurring stock-based compensation expense recorded in the third quarter of 2018 related to the accounting for certain of our performance-based equity awards.

Gain on litigation settlement

In April 2018, we and Dicerna entered into a Settlement Agreement resolving all ongoing litigation between the companies. As a result, during the nine months ended September 30, 2018, we recorded $20.6 million as a gain on litigation settlement that is classified as other income on our condensed consolidated statements of comprehensive loss that includes the $10.0 million valuation of Dicerna common stock received at the settlement date, the $2.0 million upfront cash payment received in the second quarter of 2018, and $8.6 million, which represented the discounted present value of the $13.0 million cash payment due from Dicerna by April 18, 2022 under the terms of the Settlement Agreement. In future periods, there will be no additional charges recorded to gain on litigation settlement related to the Settlement Agreement. For a discussion of the terms of the Settlement Agreement, please read Note 2, Summary of Significant Account Policies – Investments in Marketable Securities and Cash Equivalents and Note 7, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2018	2017
Net loss	$(550,056)	$(348,647)
Adjustments to reconcile net loss to net cash used in operating activities	127,050	79,592
Changes in operating assets and liabilities	10,847	(10,687)
Net cash used in operating activities	(412,159)	(279,742)
Net cash provided by (used in) investing activities	23,981	(129,773)
Net cash provided by financing activities	60,092	417,943
Net (decrease) increase in cash, cash equivalents and restricted cash	(328,086)	8,428
Cash, cash equivalents and restricted cash, beginning of period	646,832	195,088
Cash, cash equivalents and restricted cash, end of period	$318,746	$203,516

Since we commenced operations in 2002, we have generated significant losses. At September 30, 2018, we had an accumulated deficit of $2.63 billion. At September 30, 2018, we had cash, cash equivalents and marketable debt securities of $1.22 billion, excluding the $44.8 million of restricted investments, compared to $1.70 billion at December 31, 2017, excluding the $30.0 million of restricted investments.

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

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, certificates of deposit and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in marketable debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our marketable debt securities during the nine months ended September 30, 2018 or 2017.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. Cash used in operating activities is adjusted for non-cash items to reconcile net loss to net cash used in operating activities. These non-cash adjustments have historically included stock-based compensation and depreciation and amortization and for the nine months ended September 30, 2018 included a gain related to common stock received as part of a litigation settlement.

We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to execute on our Alnylam 2020 strategy through the advancement of our research, development, pre-commercial and commercial initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research, development and commercialization efforts.

The increase in net cash used in operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to our net loss.

Investing activities

For the nine months ended September 30, 2018 and 2017, net cash used in investing activities included purchases of property, plant and equipment of $89.4 million and $83.5 million, respectively, primarily in connection with construction of our drug substance manufacturing facility. In addition, in connection with the May 1, 2018 commencement of our lease for 675 West Kendall Street in Cambridge, Massachusetts, we were required to provide a $14.8 million security deposit that is recorded as restricted investments on our condensed consolidated balance sheet as of September 30, 2018. For the nine months ended September 30, 2018 and 2017, net cash provided by or used in investing activities included activities related to our marketable debt securities in accordance with management of our liquidity needs.

Financing activities

For the nine months ended September 30, 2018, net cash of $60.1 million provided by financing activities was due primarily to proceeds received from the issuance of common stock in connection with stock option exercises and the purchase of shares under our employee stock purchase plan. For the nine months ended September 30, 2017, net cash of $417.9 million provided by financing activities was due primarily to proceeds of $355.2 million received from our May 2017 underwritten public offering, $41.6 million received from the issuance of common stock in connection with stock option exercises and the purchase of shares under our employee stock purchase plan and proceeds of $21.4 million received from our issuance of common stock to Sanofi Genzyme in May 2017.

Operating Capital Requirements

We currently have programs focused on a number of therapeutic areas and, in August 2018, received our first product approvals in the United States and EU for ONPATTRO.  As a result, we began to generate net revenues from product sales during the third quarter of 2018. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities. In addition, we are expanding our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts. In April 2016, our subsidiary, Alnylam U.S., Inc., entered into an aggregate of $150.0 million in term loan agreements related to the build out of our new drug substance manufacturing facility. In December 2017, we repaid in full $120.0 million outstanding under one of these term loan agreements. Interest on the borrowings was and is calculated based on LIBOR plus 0.45 percent and obligations were and are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under the agreements at such time.  We are the guarantor under the remaining term loan agreement, which matures in April 2021.

Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt securities at September 30, 2018, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to develop, conduct clinical trials for, manufacture and commercialize any product candidates.

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

Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:

•	our continued progress in demonstrating that siRNAs can be active as drugs and achieve desired clinical effects;
•	progress in our research and development programs, as well as what may be required by regulatory bodies to advance these programs;
•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;
•

the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, prepare for global commercialization of our product candidates and obtain and maintain licenses to third-party intellectual property;

•	our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost-effective manner;
•	our ability to manufacture, or contract with third-parties for the manufacture of, our product candidates for clinical testing and commercial sale;
•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;
•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•	the timing, receipt and amount of sales and royalties, if any, from ONPATTRO and our other potential products.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017. In August 2018, we amended our lease for office and laboratory space located at 300 Third Street, Cambridge, Massachusetts to extend the lease for an additional twelve years and four months, through January 31, 2034. In September 2018, we amended the lease for office space located on the 10th floor at 101 Main Street, Cambridge, Massachusetts to extend the lease for an additional five years, through March 31, 2024. As a result of these lease extensions, our facility lease obligations through 2034 increased by $160.3 million. There have been no other material changes in our contractual obligations and commitments since December 31, 2017.

Recent Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research, development and early commercial activities. Our marketable debt securities consist primarily of U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at September 30, 2018, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.6 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our marketable debt securities during the nine months ended September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and senior vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and senior vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the three months ended September 30, 2018, in connection with the FDA approval of ONPATTRO, we implemented certain internal controls related to capitalization of ONPATTRO inventory costs and ONPATTRO product sales. There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of material pending legal proceedings, please read Note 7, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

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

Risks Related to Our Business

Risks Related to Being a Commercial Company

We have limited experience as a commercial company and the marketing and sale of ONPATTRO or any future products may be unsuccessful or less successful than anticipated.

In August 2018, the FDA approved ONPATTRO (patisiran) lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. While we have launched ONPATTRO in the United States and in Germany, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several product candidates in late-stage clinical development. To execute our business plan, in addition to successfully marketing and selling ONPATTRO, we will need to successfully:

•	execute product development activities using new technologies related to both RNAi and to the delivery of siRNAs to the relevant tissues and cells;
•	build and maintain a strong intellectual property portfolio;
•	gain regulatory acceptance for the development and commercialization of our product candidates and market success for ONPATTRO, as well as any other products we commercialize;
•	attract and retain customers for our products;
•	develop and maintain successful strategic alliances; and
•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, commercialize ONPATTRO or any future products, raise capital, expand our business or continue our operations.

The approach we are taking to discover and develop novel RNAi therapeutics may not lead to products that achieve market acceptance.

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

Relatively few product candidates based on these discoveries have ever been tested in humans. We have spent and expect to continue to spend large amounts of money developing siRNAs that possess the properties typically required of drugs, and to date, we have received regulatory approval for one product. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, in October 2016, we discontinued development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of patients with cardiomyopathy due to hATTR amyloidosis, due to safety concerns. We conducted a comprehensive evaluation of the revusiran data and reported the results of this evaluation in August 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study. Although we received regulatory approval for ONPATTRO in the United States and EU, if we do not succeed in developing multiple products that gain regulatory approval and succeed in the marketplace, we may not become profitable and the value of our common stock could decline.

Further, our focus solely on RNAi technology for developing drugs, as opposed to multiple, more proven technologies for drug development, increases the risks associated with the ownership of our common stock. If we are not successful in developing and commercializing additional products using RNAi technology, we may be required to change the scope and direction of our product development activities. In that case, we may not be able to identify and implement successfully an alternative product development strategy.

Risks Related to Our Financial Results and Need for Financing

We have a history of losses and may never become and remain consistently profitable.

We have experienced significant operating losses since our inception. At September 30, 2018, we had an accumulated deficit of $2.63 billion. Although we have launched ONPATTRO in the United States and Germany and expect to launch in additional countries in the coming months, we may never attain profitability or positive cash flow from operations. As of September 30, 2018, we had recognized $0.5 million in net product revenues from sales of ONPATTRO. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. In addition to revenues derived from sales of ONPATTRO, and other product candidates that achieve regulatory approval, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies.  We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

We expect our operating results to fluctuate in future periods, which may adversely affect our stock price.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our operating results may fluctuate due to the level of success of our commercial efforts, as well as the variable nature of our operating expenses as a result of the timing and magnitude of expenditures. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

We will require substantial additional funds to complete our research, development and commercialization activities and if additional funds are not available, we may need to critically limit, significantly scale back or cease our operations.

We have used substantial funds to develop our RNAi technologies and will require substantial funds to conduct further research and development, including pre-clinical testing and clinical trials of our product candidates, and to manufacture, market and sell ONPATTRO or any other products that are approved for commercial sale. Because we cannot be certain of the length of time or activities associated with successful development of our product candidates, we are unable to estimate the actual funds we will require to develop and commercialize them.

Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:

•	our continued progress in demonstrating that siRNAs can be active as drugs and achieve desired clinical effects;
•	progress in our research and development programs, as well as what may be required by regulatory bodies to advance these programs;
•	the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;
•

the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical studies, obtain regulatory approvals, prepare for global commercialization of our product candidates and obtain and maintain licenses to third-party intellectual property;

•	our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost-effective manner;
•	our ability to manufacture, or contract with third parties for the manufacture of, our product candidates for clinical testing and commercial sale;
•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;
•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•	the timing, receipt and amount of sales and royalties, if any, from ONPATTRO and our other potential products.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, our investor agreement with Sanofi Genzyme provides Sanofi Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Sanofi Genzyme owns less than 7.5 percent of our outstanding common stock, subject to certain additional limited rights of Sanofi Genzyme to maintain its ownership percentage. In accordance with the investor agreement, to date, Sanofi Genzyme has exercised its right to purchase an additional 344,448 shares of our common stock in connection with our acquisition of Sirna Therapeutics, Inc. in March 2014, an aggregate of 401,281 shares of our common stock based on its 2014 and 2015 compensation-related rights and an aggregate of 1,042,067 shares of our common stock in connection with our public offerings in January 2015 and May 2017. These purchases allowed Sanofi Genzyme to maintain its ownership level of our outstanding common stock. Sanofi Genzyme currently holds approximately 11 percent of our outstanding common stock. While the exercise of these rights by Sanofi Genzyme has provided us with an additional $147.7 million in cash to date, and while any exercise of these rights by Sanofi Genzyme in the future will provide us with further additional cash, these exercises have caused, and any future exercise of these rights by Sanofi Genzyme will also cause further, dilution to our stockholders. Sanofi Genzyme elected not to exercise its compensation-related rights for 2016 and 2017. Additionally, Sanofi Genzyme elected not to exercise its right to purchase additional shares in connection with our public offering in November 2017.

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

At September 30, 2018, we had $1.22 billion in cash, cash equivalents and marketable debt securities, excluding the $44.8 million of restricted investments related to our cash collateral of $30.0 million under our term loan agreement and $14.8 million security deposit for 675 West Kendall Street, Cambridge, Massachusetts. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We are continuing to advance our sales and distribution capabilities and also have newly established capabilities for marketing, sales and market access, as well as limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014 pursuant to which we retain development and commercial rights for our current and future Genetic Medicine products in the United States, Canada and Western Europe, and Sanofi Genzyme has the right to develop and commercialize our current and future Genetic Medicine products principally in the rest of the world, subject to certain broader rights. In January 2018, we and Sanofi Genzyme amended our 2014 collaboration to provide that we would develop and commercialize ONPATTRO globally and Sanofi Genzyme would develop and commercialize fitusiran globally.  With respect to our Cardio-Metabolic Disease pipeline, we intend to seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or we may structure as global alliances, as we did in our collaboration with MDCO to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and we and Regeneron plan to enter into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic hepatitis B virus infection.

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Sanofi Genzyme for the development and commercialization of fitusiran worldwide and potentially other of our Genetic Medicine programs in territories outside of the United States, Canada and Western Europe, and (ii) MDCO for all future development and commercialization of inclisiran worldwide. If Sanofi Genzyme and/or MDCO are not successful in their development and/or commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected. Sanofi Genzyme also has the right to elect one global license for a future Genetic Medicine program that was not one of our defined Genetic Medicine programs as of the effective date of our 2014 collaboration. If and when Sanofi Genzyme elects to take a global license to one of our programs, we will no longer control the development and potential commercialization of such program and any revenues we receive will depend solely on the success of Sanofi Genzyme’s efforts. In addition, Sanofi Genzyme may elect not to opt into one or more of our Genetic Medicine programs. For example, during 2016, Sanofi Genzyme elected not to take a regional license for our givosiran and cemdisiran programs and in early 2018, Sanofi Genzyme elected not to take a global license for our lumasiran program. While we intend to advance these programs independently, retaining global development and commercial rights, our ability to advance these programs and successfully develop and commercialize these product candidates may be adversely affected as a result of Sanofi Genzyme’s decisions.

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

For ONPATTRO and certain other product candidates, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Sanofi Genzyme, MDCO and Vir. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop that or other product candidates internally, or to bring our product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate revenues from these product candidates, and this will substantially harm our business.

If any collaborator materially amends, terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.

Our dependence on collaborators for capabilities and funding means that our business could be adversely affected if any collaborator materially amends or terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

We rely on independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring, auditing and data management services. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with applicable good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development, and to implement timely corrective action to any non-compliance. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites, including in connection with the review of marketing applications. If we or any of our CROs fail to comply with applicable GCP requirements, or fail to take any such corrective action, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the PMDA in Japan or comparable foreign regulatory authorities may require us to take additional action or perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority in the future, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

We have limited manufacturing experience. In order to commercialize ONPATTRO, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of ONPATTRO formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we are constructing a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and, with the exception of ONPATTRO, the finished product we will require for any clinical trials that we initiate and to support the commercial launch of our first several products. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of contract manufacturing organizations, or CMOs, for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing agreement with Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our product candidates in clinical development, as well as other products the parties may agree upon in the future. We currently rely on Agilent to supply the active pharmaceutical ingredients to support the commercial supply of ONPATTRO and in March 2018, we entered into a manufacturing services agreement with Agilent for such commercial supply.  There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CMO’s facility and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are developing our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use.

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

Given the limited number of suppliers for our delivery technology and drug substance, we developed cGMP capabilities and processes for the manufacture of ONPATTRO formulated bulk drug product for late stage clinical use and commercial supply. During 2015, we scaled our cGMP manufacturing capacity for ONPATTRO and believe we have adequate resources to supply our commercial needs. In addition, as noted above, we are developing our own capabilities to manufacture drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. In developing these manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. In addition, the construction and qualification of our drug substance facility is a lengthy process to complete and there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. We do not currently have a second source of supply for ONPATTRO formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers of ONPATTRO formulated bulk drug product and drug substance, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner.  Any delay or setback in the manufacture of ONPATTRO could impede ongoing commercial supply, which could significantly impact our revenues and operating results.

The manufacturing process for ONPATTRO and any other products that we may develop is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs and the needs of our collaborators, who we have, in some instances, the obligation to supply. If we are unable to obtain or maintain CMOs for our product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

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

We have limited sales and distribution experience and newly established capabilities for marketing, sales and market access, and expect to continue to invest significant financial and management resources to continue to build these capabilities and to establish a global commercial infrastructure.

We have limited sales and distribution experience and newly established capabilities for marketing, sales and market access. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we intend to commercialize ONPATTRO, as well as several of our late-stage product candidates, including givosiran and lumasiran, on our own globally. Accordingly, we have developed internal sales, distribution and marketing capabilities as part of our core product strategy initially in the United States and the EU, and intend to expand to Canada and Switzerland, Central and Eastern Europe, Japan and in other major markets in the rest of the world, which will require significant financial and management resources. For those products for which we will perform sales, marketing and distribution functions ourselves, including ONPATTRO and, if approved, givosiran and lumasiran, and for future products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:

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

If we are unable to continue to develop and scale our own global sales, marketing and distribution capabilities for ONPATTRO and any future products, we will not be able to successfully commercialize our products without reliance on third parties.

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

We have grown our workforce significantly over the past several years and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may experience disappointing results in a clinical program and our stock price may decline as a result, as was the case following our decision in October 2016 to discontinue our revusiran program, and, to less of an extent, following our temporary suspension of dosing in our fitusiran program in September 2017.  As a result, we may face additional challenges in attracting and retaining employees. In addition, we may not be successful commercializing our first product and as a result, we may be unable to attract and retain highly qualified sales and marketing professionals to support ONPATTRO and our future products, if approved. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and global commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

We may have difficulty expanding our operations successfully as we evolve from a U.S.- and EU-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.

As we continue the commercial launch of ONPATTRO and increase the number of product candidates we are developing, we will also need to expand our operations in the United States and continue to build operations in the EU and other geographies, including Japan and Latin America.  In August 2018, we received regulatory approval for ONPATTRO in the United States and EU, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we now have global development and commercialization rights for ONPATTRO. We also filed for regulatory approvals in Canada and Japan, and plan to file for additional regulatory approvals in one or more additional countries by the end of 2018.

As noted above, we grew our workforce significantly during 2016, 2017 and throughout 2018, and anticipate continuing to hire additional employees, including employees in the EU, Japan and other territories, as we focus on the commercial launch of ONPATTRO and achieving our Alnylam 2020 strategy. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our operations in the United States, the EU, Japan and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we expect that we will need to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat, and we are utilizing what we believe is appropriate social media in connection with our commercialization efforts for ONPATTRO and, we intend to do the same for our future products, if approved. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable AE reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Risks Related to Our Industry

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates

Any product candidates we or our partners develop may fail in development or be delayed to a point where they do not become commercially viable.

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. For example, in October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including several internal programs and two partnered programs currently in Phase 3 development, as well as several earlier stage clinical programs.

If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, in September 2018, we announced topline results of the interim analysis of our ENVISION Phase 3 study of givosiran. Although the clinical data from the interim analysis are encouraging, the data are preliminary in nature, based on a surrogate biomarker that is reasonably likely to predict clinical benefit, and based on a limited number of patients with AHPs. In addition, the favorable interim analysis results from the ENVISION Phase 3 study may not be predictive of the final results, and there can be no guarantee that the final data will be sufficient to serve as the basis for a future NDA filing.  There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, ONPATTRO and our current product candidates, including givosiran, lumasiran, ALN-TTRsc02, fitusiran and inclisiran, each employ novel delivery technologies that have yet to be extensively evaluated in human clinical trials and proven safe and effective.

In addition, we, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may delay initiation of or suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or related product on healthy volunteer subjects or patients in a clinical trial could result in our decision, or a decision by the FDA or foreign regulatory authorities, to suspend or terminate the trial, or, in the case of regulatory agencies, a refusal to approve a particular product candidate for any or all indications of use. For example, in October 2016, we announced our decision to discontinue development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of patients with cardiomyopathy due to hATTR amyloidosis. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee, or DMC, to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients as compared to those on placebo. We conducted a comprehensive evaluation of the revusiran data and reported the results of our evaluation in August 2017. Following our evaluation, we continue to believe that the decision to discontinue development of revusiran does not affect ONPATTRO or any of our other investigational RNAi therapeutic programs in development. In September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. In December 2017, we reached alignment with study investigators and the FDA on safety measures and a risk mitigation strategy to enable resumption of dosing in clinical studies with fitusiran, including our Phase 2 OLE study and the ATLAS Phase 3 program, including protocol-specified guidelines and additional investigator and patient education concerning reduced doses of replacement factor or bypassing agent to treat any breakthrough bleeds in fitusiran studies.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we or our partners may experience difficulty enrolling our clinical trials, including, but not limited to, the ongoing clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. Moreover, given the temporary suspension of dosing in our fitusiran studies in September 2017 due to a fatal thrombotic SAE, people with hemophilia may be more reluctant to enroll in the ATLAS Phase 3 program of fitusiran. In addition, we recently announced that due to recruitment challenges, we have discontinued a Phase 2 study of cemdisiran in atypical hemolytic uremic syndrome and now intend to focus our cemdisiran clinical development efforts in a different indication.  Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, can result in increased costs, longer development times or termination of a clinical trial.

Although our investigational RNAi therapeutics have been generally well-tolerated in our clinical trials to date, new safety findings may emerge. For example, as noted above, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 OLE study. In addition, in October 2016, we made the decision to discontinue our revusiran program. Following reports in the revusiran Phase 2 OLE study of new onset or worsening peripheral neuropathy, the revusiran ENDEAVOUR Phase 3 study DMC assembled in early October 2016 at our request to review these reports and ENDEAVOUR safety data on an unblinded basis. The DMC did not find conclusive evidence for a drug-related neuropathy signal in the ENDEAVOUR trial, but informed us that the benefit-risk profile for revusiran no longer supported continued dosing. We subsequently reviewed unblinded ENDEAVOUR data which revealed an imbalance of mortality in the revusiran arm as compared to placebo. Further, a review by us in 2017 of the ENDEAVOUR results subsequent to the completion of follow-up of the patients post-dosing discontinuation revealed an imbalance in new onset or worsening peripheral neuropathy in the revusiran arm as compared to placebo. We had previously reported, in July 2016, preliminary data from our revusiran Phase 2 OLE study for 12 patients who had reached the 12-month endpoint as of the data transfer date of May 26, 2016. SAEs were observed in 14 patients, one of which, a case of lactic acidosis, was deemed possibly related to the study drug and the patient discontinued treatment. There were a total of seven deaths reported at that time in the revusiran OLE study, all of which were unrelated to the study drug. The majority of the AEs were mild or moderate in severity; injection site reactions, or ISRs, were reported in 12 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of May 26, 2016.

We also recently reported positive topline results from our interim analysis of the ENVISION Phase 3 study of givosiran.  As of August 22, 2018, the data cut-off date of the interim analysis, one patient on givosiran discontinued treatment due to an increase in liver transaminase that was greater than eight times the upper limit of normal, a protocol-defined stopping rule. The increase in liver transaminase subsequently resolved.

In our ALN-VSP clinical trial, one patient with advanced pancreatic neuroendocrine cancer with extensive involvement of the liver developed hepatic failure five days following the second dose of ALN-VSP and subsequently died; this was deemed possibly related to the study drug. As demonstrated by the discontinuation of our revusiran program in October 2016 and the temporary suspension of dosing in September 2017 in our fitusiran studies, the occurrence of SAEs and/or AEs can result in the suspension or termination of clinical trials of a product candidate by us or the FDA or a foreign regulatory authority. The occurrence of SAEs and/or AEs could also result in refusal by the FDA or a foreign regulatory authority to approve a particular product candidate for any or all indications of use.

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

•	interpretations of data by the FDA and similar foreign regulatory agencies that differ from ours.

Even if we successfully complete clinical trials of our product candidates, any given product candidate may not prove to be a safe and effective treatment for the disease for which it was being tested.

We may be unable to obtain United States or foreign regulatory approval and, as a result, unable to commercialize our product candidates.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

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

Because the drugs we are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, or treatments in development which are approved by the time we apply for approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

Any delay or failure in obtaining required approvals for our product candidates could have a material adverse effect on our ability to generate revenues from any product candidate for which we may seek approval in the future. Furthermore, any regulatory approval to market any product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions, which could limit each such product’s market opportunity and have a negative impact on our results of operations and our stock price. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of a NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we could be required to adopt a similar plan, known as a risk management plan, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

Even if we or our partners obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory oversight. If we or our partners fail to comply with continuing U.S. and foreign requirements, our approvals could be limited or withdrawn, we could be subject to other penalties, and our business would be seriously harmed.

Following any initial regulatory approval of drugs we or our partners may develop, including ONPATTRO, which recently received regulatory approval in the United States and EU, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of ONPATTRO or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO, as well as any regulatory approvals we receive for any other product candidates, may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug and to require withdrawal of the product from the market. The FDA also has the authority to require a REMS after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. As ONPATTRO is used commercially, we or others could identify previously unknown side effects or known side effects could be observed as being more frequent or severe than in clinical studies or earlier post-marketing periods, in which case:

•	sales of ONPATTRO may be more modest than originally anticipated;
•	regulatory approvals for ONPATTRO may be restricted or withdrawn;
•	we may decide, or be required, to send product warning letters or field alerts to physicians, pharmacists and hospitals;
•	additional nonclinical or clinical studies, changes in labeling, adoption of a REMS, or changes to manufacturing processes, specifications and/or facilities may be required; and
•	government investigations or lawsuits, including class action suits, may be brought against us.

Any of the above occurrences could reduce or prevent sales of ONPATTRO, increase our expenses and impair our ability to successfully commercialize ONPATTRO.

The CMO and manufacturing facilities we use to make ONPATTRO and certain of our current product candidates, including our Cambridge facility, our future Norton facility, and Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility were subject to regulatory inspection by the FDA, the EMA and potentially other regulatory authorities in connection with the review of our NDA and MAA for ONPATTRO, and may be subject to similar inspection in connection with any subsequent applications for regulatory approval of ONPATTRO filed in other territories. The discovery of any new or previously unknown problems with our facilities or our CMOs, or our or their manufacturing processes or facilities, may result in restrictions on the drug or CMO or facility, including delay in approval or, in the future, withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of ONPATTRO formulated bulk drug product for commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we are constructing a cGMP manufacturing facility for drug substance, including siRNAs and siRNA conjugates, for clinical and commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the CMO for regulatory compliance.

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

For example, ONPATTRO utilizes an intravenous mode of administration that physicians and/or patients may not readily adopt, or which may not compete with other available options, including TEGSEDI (inotersen), marketed by Akcea Therapeutics, Inc., or Akcea, which is administered subcutaneously or tafamidis, marketed outside of the United States by Pfizer, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.

In addition, our estimates regarding the potential market size for ONPATTRO, or any future products at the time we commence commercialization, may be materially different from what we expect, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease.  In addition, the label does not include data from the exploratory cardiac endpoints included in our APOLLO Phase 3 study.  This could have an adverse impact on the market opportunity for ONPATTRO in the United States.

We may incur significant liability if enforcement authorities allege or determine that we are engaging in commercial activities or promoting ONPATTRO in a way that violates applicable regulations.

Physicians have the discretion to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off-label uses. Accordingly, we may not promote ONPATTRO in the United States for use in any indications other than the treatment of the polyneuropathy of hATTR amyloidosis in adults. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.

Notwithstanding regulations related to product promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws and regulatory guidance.

In addition, we offer patient support services to assist patients receiving treatment with ONPATTRO.  Manufacturers have increasingly become the focus of government investigation of patient support programs based on allegations that through such services illegal inducements are provided to physicians and/or patients, leading to improper utilization of government resources through Medicare, Medicaid and other government programs. Companies that are found to have violated laws such as the federal Anti-Kickback Statute and/or false claims act face significant liability, including civil and administrative penalties, criminal sanctions, and potential exclusion from participation in government programs.  We have designed our programs to comply with all applicable laws and regulations and have implemented a robust compliance program to support compliance with such laws.

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

In the EU, the GDPR replaced the EU Data Protection Directive on May 25, 2018. The GDPR introduced new data protection requirements in the EU, as well as potential fines for noncompliance of up to the greater of €20,000,000 or four percent of total annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including: more stringent requirements relating to data subject consent; what information must be shared with data subjects regarding how their personal information is used; the obligation to notify regulators and affected individuals of personal data breaches; extensive new internal privacy governance obligations; and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR maintains the EU Data Protection Directive's restrictions on cross-border data transfer. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, Brexit has created uncertainty with regard to the status of the United Kingdom as an “adequate country” for the purposes of data transfers outside the European Economic Area, or EEA.  In particular, it is unclear how data transfers to and from the United Kingdom will be regulated. These changes may require us to find alternative bases for the compliant transfer of personal data from the United Kingdom to the United States, and we are monitoring developments in this area.

If our operations are found to be in violation of any of the aforementioned requirements, we may be subject to penalties, including civil or criminal penalties, criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, or the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, any of which could adversely affect our financial results. We are continuing to establish our global compliance infrastructure as we continue the launch of ONPATTRO in 2018 in the United States and the EU. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

If we or our collaborators, CMOs or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell ONPATTRO, or any other future products, successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

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

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are actively monitoring these regulations as we market and sell ONPATTRO in the United States and EU and as several of our other programs move through late stages of development, however, a number of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for such programs for a number of years. We might obtain regulatory approval for a product, including ONPATTRO, in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

Our ability to commercialize ONPATTRO or any future products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. ONPATTRO and other products for which we are able to obtain marketing approval may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell ONPATTRO or any future products on a competitive basis. Increasingly, the third-party payors who pay for or reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we are negotiating value-based agreements for ONPATTRO with certain private health insurers.  The goal of these agreements is to ensure that we are paid based on the ability of ONPATTRO to deliver results in the real world setting comparable to those demonstrated in clinical trials. Partnering with payers on these agreements is intended to provide more certainty to them for their investment, and help accelerate coverage decisions for patients. The agreements are structured to link ONPATTRO’s performance in real-world use to financial terms. If the price we are able to charge for ONPATTRO or any other products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.2 percent currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.

We currently expect that some of the drugs we develop may need to be administered under the supervision of a physician or other healthcare professional on an outpatient basis, including ONPATTRO. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if:

•	they are incident to a physician’s services;
•	they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice; and
•	they have been approved by the FDA and meet other requirements of the statute.

There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution or that covers a particular provider’s cost of acquiring the drug. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for ONPATTRO or other new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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

A number of other legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed or enacted in recent months and years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted in 2003 and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. These developments could, directly or indirectly, affect our ability to sell ONPATTRO or future products, if approved, at a favorable price.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to six years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ONPATTRO or any future products, if approved, our ability to obtain regulatory approval or the frequency with which ONPATTRO or any future product is prescribed or used.

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

Members of the United States Congress and the Trump administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the PPACA. While Congress has not passed repeal legislation to date, the TCJA includes a provision repealing the individual insurance coverage mandate included in PPACA, effective January 1, 2019.  Further, on January 20, 2017, the President signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the President signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys Generals filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  Further, on June 14, 2018 the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in PPACA risk corridor payments to third-party payors. The effects of this gap in reimbursement on third-party payors, the viability of the PPACA marketplace, providers, and our business, are not yet known. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Congress may consider other legislation to replace elements of the PPACA.  The implications of the PPACA, its possible repeal, any legislation that may be proposed to replace the PPACA, or the political uncertainty surrounding any repeal or replacement legislation for our business and financial condition, if any, are not yet clear.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. There have been several U.S. Congressional inquiries and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration recently released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it is considering issuing a proposed rule in the spring of 2019 on a model called the International Pricing Index, or IPI. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program, or CAP, as an alternative to current “buy and bill” payment methods for Part B drugs. Such a proposed rule could limit our product pricing and have material adverse effects on our business.

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

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from ONPATTRO or other product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.

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

In some countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of a product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of ONPATTRO or any future products in those countries would be negatively affected.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.

The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EU. Further, GDPR provides a broad right for EU Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedy in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to the United States or other regions that have not been deemed to offer “adequate” privacy protections.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States, which may deviate slightly from the GDPR, may result in fines of up to four percent of total global annual revenue, or €20,000,000, whichever is greater, and in addition to such fines, we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, may make it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification requirements throughout the EU, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

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

If other federal spending is reduced, any budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell ONPATTRO and any other products we may develop.

There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business.

Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. Following the decision to discontinue clinical development of revusiran, we conducted a comprehensive evaluation of available revusiran data. We reported the results of this evaluation in August 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study. In addition, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. Notwithstanding the risks undertaken by all persons who participate in clinical trials, and the information on risks provided to study investigators and patients participating in our clinical trials, including the revusiran and fitusiran studies, it is possible that product liability claims will be asserted against us relating to the worsening of a patient’s condition, injury or death alleged to have been caused by one of our product candidates, including revusiran or fitusiran. Such claims might not be fully covered by product liability insurance. If we succeed in marketing products, including ONPATTRO, product liability claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development, including the marketing and sale of ONPATTRO. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to manufacture and commercialize our proposed products. Because certain U.S. patent applications are confidential until the patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity. Further, we may be required to obtain licenses under third-party patents to market ONPATTRO or future products or conduct our research and development or other activities. If licenses are not available to us on acceptable terms, we may not be able to market the affected products or conduct the desired activities.

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

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA therapeutic candidates or marketed products, including ONPATTRO. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates or marketed products, including ONPATTRO. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products, including ONPATTRO, or perform research and development or other activities covered by such patents. For example, Silence Therapeutics plc, or Silence, has filed claims in several jurisdictions, including the High Court of England and Wales, naming us and our wholly owned subsidiary Alnylam UK Ltd. as co-defendants. Silence has alleged various claims, including that ONPATTRO infringes one or more Silence patents. There are also a number of related actions brought by us or Silence in connection with this ongoing intellectual property dispute. Although we believe Silence’s patents are invalid and not infringed by ONPATTRO or our current product candidates and that, therefore, Silence would not be entitled to the injunctive relief or monetary damages it seeks, litigation is subject to inherent uncertainty, and a court could ultimately rule against us. For a discussion of the Silence litigation proceedings, please read Note 7, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

Third parties may sue us for infringing their patent rights. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp. We and Dicerna settled the ongoing litigation between us in April 2018. A third party may also claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Arbutus (formerly Tekmira) filed a civil complaint against us alleging, among other things, misappropriation of its confidential and proprietary information and trade secrets. In November 2012, we settled this litigation and restructured our contractual relationship with Arbutus. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses during the fourth quarter of 2012.

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

In addition, in connection with certain license and collaboration agreements, we have agreed to indemnify certain third parties for certain costs incurred in connection with litigation relating to intellectual property rights or the subject matter of the agreements. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation could delay our research, development and commercialization efforts and limit our ability to continue our operations.

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

If we fail to comply with our obligations under any licenses or related agreements, we may be required to pay damages and could lose license or other rights that are necessary for developing, commercializing and protecting our RNAi technology, as well as ONPATTRO and any other product candidates that we develop, or we could lose certain rights to grant sublicenses.

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, we could incur significant costs and/or disruption to our business and distraction of our management defending against any breach of such licenses alleged by the licensor.  For example, in 2013, Arbutus (formerly Tekmira) notified us that it believed it had achieved a $5.0 million milestone payment under our cross-license agreement relating to the manufacture of ALN-VSP clinical trial material for use in China. We notified Arbutus that we did not believe that the milestone has been achieved under the terms of the cross-license agreement. In August 2013, we initiated binding arbitration proceedings seeking a declaratory judgment that Arbutus had not yet met the conditions of the milestone and was not entitled to payment at the time. The Arbutus arbitration hearing was held in May 2015. On March 9, 2016, the arbitration panel ruled in our favor and as a result, no milestone payment is due to Arbutus at this time. Arbutus did not appeal this ruling.  In addition, in June 2018, Ionis sent us a notice claiming that it is owed payments under our second amended and restated strategic collaboration and license agreement as a result of the recent amendment of our collaboration agreement with Sanofi Genzyme and the related Exclusive TTR License and AT3 License Terms. Ionis claims it is owed technology access fees based on rights granted and amounts paid to us in connection with the Sanofi Genzyme restructuring. In November 2018, we received notice that Ionis had filed a Demand for Arbitration with the Boston office of the American Arbitration Association against us, asserting, among other things, breach of contract.  While we dispute that additional technology access fees are owed to Ionis, there can be no assurance that we will resolve this matter favorably or that it will not have a material adverse impact on our future results of operations.

Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we will be required to pay on sales of ONPATTRO or future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in ONPATTRO or other products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer in Europe and certain countries outside the United States, and TEGSEDI (inotersen injection), developed by Ionis and licensed to Akcea, which is now approved in the United States, EU and Canada, as well as product candidates in various stages of clinical development, including an additional investigational drug being developed by Ionis. In addition, in August 2018, Pfizer announced the primary results from a Phase 3 study of tafamidis in patients with transthyretin cardiomyopathy. In June 2017 and May 2018, respectively, the FDA granted Fast Track and Breakthrough Therapy designations for tafamidis for transthyretin amyloid cardiomyopathy; additionally, in March 2018, the Ministry of Labor Health and Welfare in Japan granted SAKIGAKE designation to tafamidis for this indication. Finally, we are aware that Eidos Therapeutics, Inc. is conducting a Phase 2 clinical trial of AG10, a TTR stabilizer, in ATTR-CM and plans to initiate a Phase 3 clinical trial of AG10 in ATTR-PN patients in early 2019. While we believe that ONPATTRO will have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.

If we continue to successfully develop product candidates, and obtain approval for them, we will face competition based on many different factors, including:

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

In addition, as a result of agreements that we have entered into, Arrowhead, as the assignee of F. Hoffmann-La Roche Ltd, and Takeda have obtained non-exclusive licenses, and Arrowhead, as the assignee of Novartis Pharma AG, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology that give them the right to compete with us in certain circumstances. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea has received marketing approval for an antisense drug, TEGSEDI (inotersen) that was developed by Ionis, in the United States, the EU and Canada, for the treatment of hATTR amyloidosis. Ionis is currently marketing several antisense drugs and has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.

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

The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to factors that are beyond our control. The stock market in general has from time to time experienced extreme price and volume fluctuations, and the biotechnology sector in particular has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the clinical development progress or operating performance of these companies, including as a result of adverse development events. These broad market and sector fluctuations have resulted and could in the future result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.

We may incur significant costs from class action litigation.

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

For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York, entitled Caryl Hull Leavitt v. Alnylam Pharmaceuticals, Inc., et. al., Case No. 18-CV-8845. The complaint alleges that we and our Chief Executive Officer and our Chief Financial Officer violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between February 15, 2018 and September 12, 2018. We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. However, whether or not the plaintiff's claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may be the target of similar litigation in the future. Any future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.

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

ITEM 6. EXHIBITS.

10.1	Sixth Amendment to Lease, dated August 14, 2018, by and between the Registrant and ARE-MA Region No. 28, LLC.

10.2	Second Amendment to Lease, dated September 27, 2018, by and between Registrant and RREEF America REIT II CORP. PPP.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 7, 2018	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	/s/ Manmeet S. Soni
Manmeet S. Soni
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)