Form 10-Q
period 2019-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2019-05-02
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	ALNY	The Nasdaq Stock Market LLC

At April 30, 2019, the registrant had 106,536,778 shares of Common Stock, $0.01 par value per share, outstanding.

“Alnylam,” ONPATTRO® and Alnylam Act® are registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

    ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$724,959	$420,146
Marketable debt securities	519,578	662,803
Marketable equity securities	—	1,206
Accounts receivable, net	33,801	18,760
Inventory	32,001	24,068
Prepaid expenses and other current assets	81,674	73,713
Total current assets	1,392,013	1,200,696
Property, plant and equipment, net	341,712	320,658
Operating lease right-of-use assets	226,412	—
Restricted investments	44,825	44,825
Other assets	9,037	8,623
Total assets	$2,013,999	$1,574,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,671	$59,708
Accrued expenses	106,873	112,719
Operating lease liability	16,977	—
Deferred rent	—	3,571
Deferred revenue	2,642	3,496
Total current liabilities	149,163	179,494
Operating lease liability, net of current portion	282,300	—
Deferred rent, net of current portion	—	57,920
Deferred revenue, net of current portion	478	458
Long-term debt	30,000	30,000
Other liabilities	5,072	4,965
Total liabilities	467,013	272,837
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 125,000 shares authorized; 106,400 shares issued and outstanding at March 31, 2019; 101,177 shares issued and outstanding at December 31, 2018	1,064	1,011
Additional paid-in capital	4,601,662	4,175,139
Accumulated other comprehensive loss	(32,853)	(33,213)
Accumulated deficit	(3,022,887)	(2,840,972)
Total stockholders’ equity	1,546,986	1,301,965
Total liabilities and stockholders’ equity	$2,013,999	$1,574,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product revenues, net	$26,291	$—
Net revenue from collaborators	7,003	21,899
Total revenues	33,294	21,899
Costs and expenses:
Cost of goods sold	3,347	—
Research and development	129,127	96,857
Selling, general and administrative	89,608	72,447
Total costs and expenses	222,082	169,304
Loss from operations	(188,788)	(147,405)
Other income (expense):
Interest income	7,525	5,794
Other income	43	335
Total other income	7,568	6,129
Loss before income taxes	(181,220)	(141,276)
(Provision) benefit for income taxes	(695)	62
Net loss	$(181,915)	$(141,214)
Net loss per common share - basic and diluted	$(1.73)	$(1.41)
Weighted-average common shares used to compute basic and diluted net loss per common share	105,400	99,979
Comprehensive loss:
Net loss	$(181,915)	$(141,214)
Unrealized gain (loss) on marketable securities, net of tax	360	(420)
Comprehensive loss	$(181,555)	$(141,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	101,177	$1,011	$4,175,139	$(33,213)	$(2,840,972)	$1,301,965
Exercise of common stock options, net of tax withholdings	207	3	11,406	—	—	11,409
Issuance of common stock under other types of equity plans	11	—	784	—	—	784
Issuance of common stock under equity plans, net of tax withholdings	5	—	(58)	—	—	(58)
Issuance of common stock, net of offering costs	5,000	50	381,850			381,900
Stock-based compensation expense related to equity-classified awards	—	—	32,541	—	—	32,541
Other comprehensive gain, net of tax	—	—	—	360	—	360
Net loss	—	—	—	—	(181,915)	(181,915)
Balance at March 31, 2019	106,400	$1,064	$4,601,662	$(32,853)	$(3,022,887)	$1,546,986

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	99,667	$997	$3,947,552	$(34,433)	$(2,147,685)	$1,766,431
Cumulative effect adjustment from the adoption of new revenue standard	—	—	—	—	68,210	68,210
Exercise of common stock options, net of tax withholdings	795	8	41,882	—	—	41,890
Issuance of common stock under other types of equity plans	4	—	567	—	—	567
Issuance of common stock under equity plans, net of tax withholdings	2	—	(122)	—	—	(122)
Stock-based compensation expense related to equity-classified awards	—	—	19,463	—	—	19,463
Other comprehensive loss, net of tax	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	(141,214)	(141,214)
Balance at March 31, 2018	100,468	$1,005	$4,009,342	$(34,853)	$(2,220,689)	$1,754,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(181,915)	$(141,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	12,210	3,178
Stock-based compensation	32,032	19,584
Charge for 401(k) company stock match	1,089	942
Fair value adjustments on marketable equity securities	(21)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,041)	(16,766)
Proceeds from landlord lease incentive for tenant improvements	12,386	—
Inventory	(7,134)	—
Prepaid expenses and other assets	(9,418)	(27,540)
Accounts payable	(17,133)	(9,042)
Accrued expenses and other	(14,731)	(11,767)
Deferred revenue	(834)	26,961
Net cash used in operating activities	(188,510)	(155,664)
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,049)	(21,257)
Purchases of marketable debt securities	(256,996)	(358,433)
Sales and maturities of marketable securities	403,697	244,876
Net cash provided by (used in) investing activities	102,652	(134,814)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	9,083	42,094
Offering proceeds, net of costs	381,900	—
Payments for repurchase of common stock for employee tax withholding	(52)	(572)
Net cash provided by financing activities	390,931	41,522
Net increase (decrease) in cash, cash equivalents and restricted cash	305,073	(248,956)
Cash, cash equivalents and restricted cash, beginning of period	422,631	646,832
Cash, cash equivalents and restricted cash, end of period	$727,704	$397,876
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$13,033	$10,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

We commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on RNA interference, or RNAi. We are committed to the advancement of our company strategy of building a multi-product, commercial biopharmaceutical company with a sustainable pipeline of RNAi therapeutics to address the needs of patients who have limited or inadequate treatment options. Since inception, we have focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic alliances with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic partners. We have devoted substantially all of our efforts to business planning, research, development, manufacturing and early commercial efforts, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. In late 2017, we filed a new drug application and a marketing authorisation application seeking regulatory approval of ONPATTRO® (patisiran), our first product, in the U.S. and Europe, respectively. In August 2018, we received approval for ONPATTRO from the United States Food and Drug Administration and began commercializing and generating product revenues in the U.S. In August 2018, we also received approval of ONPATTRO from the European Commission and in October 2018, began commercializing and generating product revenues outside of the U.S. During 2018, we also submitted regulatory applications for the approval of ONPATTRO in Japan, Canada and Switzerland, and we plan to make regulatory filings in additional markets in Europe and elsewhere throughout 2019.

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

2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements of Alnylam Pharmaceuticals, Inc. are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2018, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 14, 2019. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Updates to our significant accounting policies, including the updated lease accounting policy due to the adoption of the new leasing accounting standard, are discussed below and under “Recent Accounting Pronouncements.”

Liquidity

Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt securities at March 31, 2019, together with the cash we expect to generate from product sales and under our alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

Leases

We determine whether a contract is, or contains, a lease at inception. We classify each of our leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one-year are recognized on the condensed consolidated balance sheets as right-of-use assets and lease liabilities and are measured at the present value of the fixed payments due over the expected lease term minus the present value of any incentives, rebates or abatements we expect to receive from the lessor. Options to extend a lease are included in the expected lease term if exercise of the option is deemed reasonably certain.  Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. We record expense to recognize fixed lease payments on a straight-line basis over the expected lease term. We have elected the practical expedient not to separate lease and non-lease components for real estate leases.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued a new leasing standard which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the condensed consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new standard on January 1, 2019, using a modified retrospective basis and did not restate comparative periods. In addition, we did not elect the package of practical expedients permitted under the transition guidance that permits companies to carry forward prior conclusions related to (1) whether any expired or existing contracts are, or contain, leases, (2) the lease classification for expired or existing leases, and (3) initial direct costs for existing leases. All our leases have been classified as operating leases under the new leasing standard.  We elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the condensed consolidated balance sheets and recognize the associated lease payments in the condensed consolidated statements of comprehensive loss on a straight-line basis over the lease term. Please read Note 8 for additional disclosures related to accounting for leases under this new standard.

The adoption of ASC 842 has a material impact on our condensed consolidated balance sheet as the standard requires us to measure and recognize a right of use asset and lease liability.  As most leases do not provide an implicit rate, our incremental borrowing rate was determined based on the information available at the date of adoption to measure our lease liability.  Costs determined to be variable and not based on an index or rate were not included in the measurement of the lease liability.  We recognized approximately $290 million of operating lease liabilities and approximately $230 million of operating lease right-of-use assets on our condensed consolidated balance sheet as of January 1, 2019, which are presented as separate line items on the condensed consolidated balance sheet as of March 31, 2019.  Had we not adopted the new leasing standard, we would not have had operating lease right-of-use assets or operating lease liabilities on our condensed consolidated balance sheet as of March 31, 2019. The adoption of the standard did not have a material impact on our condensed consolidated statement of comprehensive income.

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

In August 2018, the FASB issued amendments that eliminate, add and modify certain disclosure requirements on fair value measurements. The amendments become effective for our fiscal year, including interim periods, beginning January 1, 2020. Early adoption of the amendments in full or only the provisions that eliminate or modify the disclosure requirements for fair value measurements is permitted. We are currently evaluating the timing of our adoption and the expected impact that these amendments could have on our disclosures.

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

3. PRODUCT REVENUES, NET

During the three months ended March 31, 2019, we recorded product revenues, net of $26.3 million, which consisted of commercial sales of ONPATTRO primarily in the U.S., along with sales in several European countries. We did not record any product revenues in the three months ended March 31, 2018.

As of March 31, 2019 and December 31, 2018, net product revenue related receivables of $22.1 million and $13.1 million, respectively, were included in “Accounts receivable, net.”

4. COLLABORATION AGREEMENTS

The following table summarizes our total condensed consolidated net revenues from collaborators, for the periods indicated, in thousands:

	Three Months Ended March 31,
Description	2019	2018
Sanofi Genzyme	$4,117	$18,853
The Medicines Company	1,745	1,295
Vir Biotechnology	928	1,242
Other	213	509
Total net revenues from collaborators	$7,003	$21,899

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements at March 31, 2019 and December 31, 2018, in thousands:

	At March 31, 2019	At December 31, 2018
Receivables included in “Accounts receivable, net”	$11,723	$5,625
Contract liabilities included in “Deferred revenue”	3,026	3,954

During the three months ended March 31, 2019, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration agreements, in thousands:

Revenue recognized in the period from:	Three Months Ended March 31, 2019
Amounts included in contract liability at the beginning of the period	$928

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

The following table provides the research and development expenses incurred by type that are directly attributable to our collaboration agreements by our collaboration partners for the periods indicated, in thousands:

	Three Months Ended March 31,
	2019			2018
	Sanofi Genzyme	MDCO	Vir	Sanofi Genzyme	MDCO	Vir
Research and development
Clinical trial and manufacturing	$4,826	$1,612	$294	$10,523	$641	$554
External services	135	10	236	2,673	—	688
Other	59	50	129	509	—	200
Total research and development expenses	$5,020	$1,672	$659	$13,705	$641	$1,442

The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for external development and manufacturing services for which we are reimbursed, licensing payments made to the counterparty to such agreement and costs directly attributable to Sanofi Genzyme transition services. In addition, these expenses include a reasonable estimate of compensation and related costs as billed to our counterparties. As part of our revenue recognition policy adopted on January 1, 2018, the costs in the above table are considered as an input in our determination of transaction price when they relate to consideration received for the delivery of goods or services. For the three months ended March 31, 2019 and 2018, we did not incur material selling, general and administrative expenses related to our collaboration agreements.

Sanofi Genzyme Collaboration

Collaboration Amendment

On April 8, 2019, we and Sanofi Genzyme entered into an amendment to our 2014 Sanofi Genzyme collaboration, which we refer to as the Collaboration Amendment.  Under the Collaboration Amendment, we and Sanofi Genzyme agreed to conclude the research and option phase under our collaboration agreement. In connection and simultaneously with entering into the Collaboration Amendment, we and Sanofi Genzyme also entered into the Amended and Restated ALN-AT3 Global License Terms with respect to ALN-AT3 (fitusiran) and certain back-up products, which we refer to as the A&R AT3 License Terms. The A&R AT3 License Terms amend and restate the ALN-AT3 Global License Terms entered into by us and Sanofi Genzyme in January 2018 to modify certain of the business terms. The material collaboration terms for fitusiran, as previously announced, will continue unchanged.

In connection with entering into the Collaboration Amendment and the A&R AT3 License Terms, we agreed to advance, at our cost, a selected investigational asset in an undisclosed rare genetic disease through the end of IND-enabling studies. Following completion of such studies, we will transition, at our cost, such asset to Sanofi Genzyme. Thereafter, Sanofi Genzyme will fund all potential future development and commercialization costs for such asset. If this asset is developed and approved, we will be eligible to receive tiered double-digit royalties on global net sales.

No changes were made to our Exclusive License Agreement with Sanofi Genzyme, referred to as the Exclusive TTR License, pursuant to which we have global rights for the development and commercialization of ONPATTRO, together with vutrisiran and all back-up products, which remains in full force and effect.

Amended and Restated Investor Agreement

In connection with the Collaboration Amendment, we and Sanofi Genzyme also entered into an Amended and Restated Investor Agreement, referred to as the A&R Investor Agreement, which amends and restates the Investor Agreement entered into by us and Sanofi Genzyme in February 2014, referred to as the Original Investor Agreement. Pursuant to the A&R Investor Agreement, Sanofi Genzyme is released from the lock-up restrictions under the Original Investor Agreement and is permitted to sell shares of our common stock in transactions approved by us or in fully bought block sale transactions satisfying the conditions set forth in the A&R Investor Agreement. As of January 17, 2019, Sanofi Genzyme owned 10,554,134 shares of our common stock.

Under the A&R Investor Agreement, until the earlier of (i) the fifth anniversary of the expiration of the last to expire royalty term or the earlier termination of the collaboration agreement, as amended by the Collaboration Amendment, and (ii) the date after December 31, 2021 on which the beneficial ownership of Sanofi Genzyme and its affiliates no longer represents at least 5% of the outstanding shares of common stock, Sanofi Genzyme and its affiliates will be bound by certain “standstill” provisions, including an agreement not to propose or support a proposal to acquire us. Under the A&R Investor Agreement, Sanofi Genzyme no longer has registration rights or the conditional right to appoint one individual to our board of directors. Sanofi Genzyme continues to be entitled to certain financial information rights until Sanofi Genzyme and its affiliates no longer beneficially own at least 2.5% of our outstanding shares of common stock.

5. INVENTORY

The following table presents our inventory at March 31, 2019 and December 31, 2018, in thousands:

	At March 31, 2019	At December 31, 2018
Raw materials	$9,179	$8,709
Work in progress	22,687	15,262
Finished goods	135	97
Total inventory	$32,001	$24,068

6. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. treasury securities	$530,231	$—	$530,231	$—
Money market funds	98,236	98,236	—	—
Marketable debt securities:
Certificates of deposit	3,000	—	3,000	—
Commercial paper	34,394	—	34,394	—
Corporate notes	113,253	—	113,253	—
U.S. government-sponsored enterprise securities	2,496	—	2,496	—
U.S. treasury securities	366,435	—	366,435	—
Restricted cash (money market funds)	1,478	1,478	—	—
Total	$1,149,523	$99,714	$1,049,809	$—

Description	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. treasury securities	$221,281	$—	$221,281	$—
Money market funds	102,445	102,445	—	—
Marketable debt securities:
Certificates of deposit	8,951	—	8,951	—
Commercial paper	57,197	—	57,197	—
Corporate notes	232,410	—	232,410	—
U.S. government-sponsored enterprise securities	39,018	—	39,018	—
U.S. treasury securities	325,227	—	325,227	—
Marketable equity securities	1,206	1,206	—	—
Restricted cash (money market funds)	1,477	1,477	—	—
Total	$989,212	$105,128	$884,084	$—

During the three months ended March 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt at March 31, 2019 and December 31, 2018, computed pursuant to a discounted cash flow technique using a market interest rate, was $30.1 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

7. MARKETABLE DEBT SECURITIES

We obtain fair value measurement data for our marketable debt securities from independent pricing services. We perform validation procedures to ensure the reasonableness of this data. This includes meeting with the independent pricing services to understand the methods and data sources used. Additionally, we perform our own review of prices received from the independent pricing services by comparing these prices to other sources and confirming those securities are trading in active markets. We did not record any impairment charges related to our marketable debt securities during the three months ended March 31, 2019 or 2018.

The following tables summarize our marketable debt securities at March 31, 2019 and December 31, 2018, in thousands:

	At March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,000	$—	$—	$3,000
Commercial paper	34,394	—	—	34,394
Corporate notes	113,281	1	(29)	113,253
U.S. government-sponsored enterprise securities	2,496	—	—	2,496
U.S. treasury securities	896,699	25	(58)	896,666
Total	$1,049,870	$26	$(87)	$1,049,809

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,951	$—	$—	$8,951
Commercial paper	57,197	—	—	57,197
Corporate notes	232,695	—	(285)	232,410
U.S. government-sponsored enterprise securities	39,031	—	(13)	39,018
U.S. treasury securities	546,631	1	(124)	546,508
Total	$884,505	$1	$(422)	$884,084

The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows, in thousands:

	At March 31, 2019	At December 31, 2018
Cash and cash equivalents	$530,231	$221,281
Marketable debt securities	519,578	662,803
Total	$1,049,809	$884,084

We classify our debt security investments based on their contractual maturity dates. The following table summarizes our available-for-sale debt securities by contractual maturity, at March 31, 2019, in thousands:

	At March 31, 2019
	Amortized Cost	Fair Value
Less than one year	$1,049,870	$1,049,809
Greater than one year but less than two years	—	—
Total	$1,049,870	$1,049,809

8. LEASES

Overview of Significant Leases

We lease three facilities for office and laboratory space in Cambridge, Massachusetts that represent substantially all of our lease obligations.  An overview of these significant leases are as follows:

675 West Kendall Street

In April 2015, we entered into a non-cancelable real property lease for approximately 295,000 square feet of laboratory and office space located at 675 West Kendall Street, Cambridge, Massachusetts. We intend to move our corporate headquarters and research facility to this location in 2019. The lease commenced on May 1, 2018 and monthly rent payments became due commencing on February 1, 2019 upon substantial completion of the building improvements, and continue for 15 years, with options to renew for two terms of five years each. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the condensed consolidated balance sheet as of March 31, 2019.

300 Third Street

We lease approximately 129,000 square feet of office and laboratory space located at 300 Third Street, Cambridge, Massachusetts, which to date has served as our corporate headquarters under a non-cancelable real property lease agreement dated as of September 26, 2003, as amended. The term of the lease expires on January 31, 2034, with an option to extend for two additional five-year terms. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the condensed consolidated balance sheet as of March 31, 2019.

101 Main Street

In March and May 2015, we entered into non-cancelable real property lease agreements for approximately 72,000 square feet of office space located on several floors at 101 Main Street, Cambridge, Massachusetts that will expire in March 2024 and June 2021, respectively, each with an option to renew for one five-year term. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the condensed consolidated balance sheet as of March 31, 2019.

Other Lease Disclosures

Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency.

The below table summarizes our costs included in operating expenses related to leases we have entered into through March 31, 2019:

Lease Cost	For the Three Months Ended March 31,
Operating lease cost	$9,290
Variable lease cost	5,047
Total	$14,337

Short-term lease costs were not material for the three months ended March 31, 2019.

Net cash paid for the amounts included in the measurement of the operating lease liability on our condensed consolidated balance sheet and included in accrued expenses and other within operating activities in our condensed consolidated statement of cash flow was $7.1 million for the period ending March 31, 2019.  The weighted-average remaining lease term and weighted-average discount rate for all leases as of March 31, 2019 was 13.9 years and 8.2%, respectively.

Future lease payments for non-cancellable operating leases as of March 31, 2019 and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of March 31, 2019 is as follows:

Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$11,125
2020	34,530
2021	35,776
2022	35,880
2023	35,575
2024	34,674
2025 and thereafter	356,211
Total undiscounted payments due under non-cancellable operating leases	543,771
Less imputed interest	(244,494)
Total	$299,277

Current operating lease liability	$16,977
Non-current operating lease liability	282,300
Total	$299,277

Under the prior lease guidance, minimum payments under our non-cancelable facility leases, as of December 31, 2018, were approximately as follows, in thousands:

Year Ending December 31,
2019	$32,228
2020	34,826
2021	34,410
2022	34,826
2023	35,270
Thereafter	390,455
Total	$562,015

9. CREDIT AGREEMENT

On April 29, 2016, we entered into a Credit Agreement, or the Credit Agreement, by and among Alnylam U.S., Inc., as the borrower, us, as a guarantor, and Wells Fargo Bank, National Association, as the lender. The Credit Agreement was entered into in connection with the planned build out of our drug substance manufacturing facility.

The Credit Agreement provides for a $30.0 million term loan facility and matures on April 29, 2021. The proceeds of the borrowing under the Credit Agreement are to be used for working capital and general corporate purposes. Interest on borrowings under the Credit Agreement is calculated based on LIBOR plus 0.45 percent, except in the event of default. The borrower may prepay loans under the Credit Agreement at any time, without premium or penalty, subject to certain notice requirements and LIBOR breakage costs.

The obligations of the borrower and us under the Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under such Credit Agreement at such time. At each of March 31, 2019 and December 31, 2018, we recorded $30.0 million of cash collateral in connection with the Credit Agreement as restricted investments on our condensed consolidated balance sheets. The Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants, including quarterly reporting obligations, as well as certain customary events of default.

10. EQUITY

In January 2019, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of $381.9 million after deducting underwriting discounts and commissions and other offering expenses of approximately $5.6 million.

11. STOCK-BASED COMPENSATION

Stock-based compensation expenses included in operating costs and expenses are as follows, in thousands:

	Three Months Ended March 31,
	2019	2018
Research and development	$16,125	$10,137
Selling, general and administrative	15,907	9,447
Total stock-based compensation	$32,032	$19,584

12. NET LOSS PER COMMON SHARE

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	At March 31,
	2019	2018
Options to purchase common stock	13,868	12,515
Unvested restricted common stock	717	157
	14,585	12,672

13. RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows, in thousands:

	At March 31,
	2019	2018
Cash and cash equivalents	$724,959	$396,149
Restricted cash included in prepaid expenses and other current assets	439	—
Restricted cash included in long-term other assets	2,306	1,727
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$727,704	$397,876

14. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

In April 2016, we purchased 12 acres of undeveloped land in Norton, Massachusetts. We are constructing a manufacturing facility at this site for drug substance for clinical and commercial use. At March 31, 2019 and December 31, 2018, property, plant and equipment, net, on our condensed consolidated balance sheets reflect $240.7 million and $227.7 million, respectively, of land and associated costs related to the construction of our drug substance manufacturing facility.

Litigation

From time to time, we are a party to legal proceedings in the course of our business, including the matters described below. The claims and legal proceedings in which we could be involved include challenges to the scope, validity or enforceability of patents relating to our products or product candidates, and challenges by us to the scope, validity or enforceability of the patents held by others. These include claims by third parties that we infringe their patents. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected. Our accounting policy for accrual of legal costs is to recognize such expenses as incurred.

Securities Litigation

On September 26, 2018, Caryl Hull Leavitt, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws against us, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Southern District of New York. The complaint purports to bring a federal securities class action on behalf of a class of persons who acquired our securities between February 15, 2018 and September 12, 2018 and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges, among other things, that the defendants made materially false and misleading statements related to the efficacy and safety of our product, ONPATTRO. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate.

By stipulation of the parties and Order of the Court dated November 20, 2018, the action was transferred to the United States District Court for the District of Massachusetts. Motions for the appointment of lead plaintiff and lead counsel were required to be filed by November 26, 2018.  There are three such motions currently pending. We anticipate that an amended complaint will be filed following the Court’s appointment of lead plaintiff and lead counsel.

We believe that the allegations contained in the complaint are without merit and intend to defend the case vigorously. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.

Dicerna Litigation

On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna Pharmaceuticals, Inc., or Dicerna, in the Superior Court of Middlesex County, Massachusetts seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck Sharp & Dohme Corp., including certain N-acetylgalactosamine, or GalNAc, conjugate technology. In addition to permanent injunctive relief, we were also seeking monetary damages from Dicerna.

On April 18, 2018, we and Dicerna entered into a settlement agreement resolving all ongoing litigation between the companies. Under the terms of the settlement agreement, Dicerna was required to pay us an aggregate of $25.0 million, including an upfront cash payment of $2.0 million and 983,208 shares of Dicerna common stock, valued at $10.0 million, that were received in the second quarter of 2018, and an additional $13.0 million over the next four years, the timing of which was dependent upon revenue Dicerna received pursuant to future partnerships and collaborations related to GalNAc-conjugated RNAi research and development. As a result of Dicerna collaborations entered into subsequent to the settlement agreement, we were due the remaining $13.0 million as of December 31, 2018, of which $2.5 million was received in December 2018 and $10.5 million was received in January 2019.

15. SUBSEQUENT EVENTS

On April 8, 2019, we entered into a global, strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing disease targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver.  In connection with the collaboration, Regeneron has agreed to make a $400.0 million upfront payment to us and we are eligible to receive up to an additional $200.0 million in milestone payments upon achievement of certain criteria during early clinical development for the eye and CNS programs. The companies plan to advance programs directed to 30 targets during the initial five-year discovery period, which may be extended under certain circumstances for an additional two years. Regeneron has the option to extend the initial research term upon payment of a research term extension fee. For each program, Regeneron will provide us with $2.5 million in funding at program initiation and an additional $2.5 million at lead candidate identification, with the potential for approximately $30.0 million in annual discovery funding to us as the collaboration reaches steady state.

In conjunction with the collaboration agreement, Regeneron entered into a stock purchase agreement with us whereby Regeneron has agreed to purchase $400.0 million of our common stock at a price per share of $90.00 (4.44 million shares), based on the volume-weighted average price over the fifteen-trading-day period preceding execution of the stock purchase agreement.

The collaboration will become effective upon closing of the equity transaction, subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions, which we expect to occur in the second quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this document, and we expressly disclaim any obligation to update any such forward-looking statements to reflect events or circumstances that arise after the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including those set forth in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under Part II, Item 1A — “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission, or SEC.

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

In addition to our first marketed product, we have five late-stage investigational programs advancing toward potential commercialization. Our most advanced investigational RNAi therapeutic, givosiran, targets aminolevulinic acid synthase 1, or ALAS1, for the treatment of patients with acute hepatic porphyria, or AHP. In mid-April 2019, we reported positive complete results from our ENVISION Phase 3 study of givosiran. Based on the positive ENVISION data, we plan to submit a new drug application, or NDA, and a marketing authorisation application, or MAA, for givosiran in mid-2019. Our other four late-stage investigational programs include our other wholly owned programs: lumasiran for the treatment of primary hyperoxaluria type 1, or PH1, and vutrisiran for the treatment of ATTR amyloidosis. Inclisiran for the treatment of hypercholesterolemia and atherosclerotic cardiovascular disease is being advanced by our partner, The Medicines Company, or MDCO, and fitusiran for the treatment of hemophilia is being advanced by our partner Sanofi Genzyme, the specialty care global business unit of Sanofi.

Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Sanofi Genzyme, MDCO, Vir Biotechnology, Inc., or Vir, and Regeneron Pharmaceuticals, Inc., or Regeneron.

In April 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. A description of our Regeneron collaboration and the related stock purchase agreement is described in more detail below under the heading “Strategic Alliances.”

In January 2019, we sold 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of approximately $381.9 million.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At March 31, 2019, we had an accumulated deficit of $3.02 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including global operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

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

Our broad pipeline including one approved product and multiple investigational RNAi therapeutics is focused in four STArs: Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. The chart below is a summary of our product development programs as of April 30, 2019. It identifies those programs in which we have achieved human proof-of-concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, those programs for which we have received Breakthrough Therapy Designation from the FDA, the stage of our programs and our commercial rights to such programs:

During the first quarter of 2019 and recent period, we reported the following updates from ONPATTRO commercialization and our late-stage clinical programs:

Commercial

•	We achieved global ONPATTRO net product revenues for the first quarter of 2019 of $26.3 million.

Late-Stage Clinical Development

•

We continued to advance patisiran (the non-branded name for ONPATTRO) for the treatment of ATTR amyloidosis, and aligned with the FDA on the design of APOLLO-B, a randomized, double-blind, placebo-controlled Phase 3 study of patisiran in hereditary and wild-type ATTR amyloidosis patients with cardiomyopathy, with the goal of starting the trial in mid-2019.

•	We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis:
o	Continued enrollment in the HELIOS-A Phase 3 study of vutrisiran in hereditary ATTR amyloidosis patients; and
o	Plan to initiate additional Phase 3 studies, including in hereditary and wild-type ATTR amyloidosis cardiomyopathy, in late 2019.
•

We continued to advance givosiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of AHP, reporting positive complete results from our ENVISION Phase 3 study in April 2019. We are on track to complete submission of an NDA and submit an MAA for givosiran in mid-2019.

•

We continued to advance lumasiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of PH1, continuing enrollment in the ILLUMINATE-A Phase 3 study of lumasiran in PH1 patients aged six or older with mild-to-moderate renal impairment. We remain on track to report results by year-end 2019. We also initiated ILLUMINATE-B, a global Phase 3 pediatric study of lumasiran in PH1 patients under six years of age.

•

Our partner, MDCO, announced in April 2019 that the Independent Data Monitoring Committee for ongoing inclisiran Phase 3 clinical trials (ORION 9, 10, and 11) conducted its sixth planned review of safety and efficacy data from the ORION trials and recommended that the trials continue without modification.

•

Enrollment in the ATLAS Phase 3 program for fitusiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of hemophilia A or B with and without inhibitors, is ongoing and is being led by our partner, Sanofi Genzyme.

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

Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014. In January 2018, we and Sanofi Genzyme amended our 2014 Sanofi Genzyme collaboration and entered into the Exclusive License Agreement, referred to as the Exclusive TTR License, under which we have the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO, vutrisiran and any back-up products, and the ALN-AT3 Global License Terms, referred to as the AT3 License Terms, under which Sanofi Genzyme has the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. In April 2019, we and Sanofi Genzyme agreed to further amend the 2014 Sanofi Genzyme collaboration to conclude the research and option phase and to amend and restate the AT3 License Terms, referred to as the A&R AT3 License Terms, to modify certain of the business terms. The material collaboration terms for fitusiran will continue unchanged. In connection with entering into the 2019 amendment and the A&R AT3 License Terms, we agreed to advance, at our cost, a selected investigational asset in an undisclosed rare genetic disease through the end of IND-enabling studies. Following completion of such studies, we will transition, at our cost, such asset to Sanofi Genzyme. Thereafter, Sanofi Genzyme will fund all potential future development and commercialization costs for such asset. If this asset is approved, we will be eligible to receive tiered double-digit royalties on global net sales.

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

With respect to our CNS/Ocular Disease pipeline, in April 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing disease targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. In connection with the collaboration, Regeneron has agreed to make a $400.0 million upfront payment to us and we are eligible to receive up to an additional $200.0 million in milestone payments upon achievement of certain criteria during early clinical development for the eye and CNS programs.

The companies plan to advance programs directed to 30 targets during the initial five-year discovery period, which may be extended under certain circumstances for an additional two years. Regeneron has the option to extend the initial research term upon payment of a research term extension fee. For each program, Regeneron will provide us with $2.5 million in funding at program initiation and an additional $2.5 million at lead candidate identification, with the potential for approximately $30.0 million in annual discovery funding to us as the collaboration reaches steady state.

In conjunction with the collaboration agreement, Regeneron entered into a stock purchase agreement with us whereby Regeneron has agreed to purchase $400.0 million of our common stock at a price per share of $90.00 (4.44 million shares), based on the volume-weighted average price over the fifteen-trading-day period preceding execution of the stock purchase agreement.

The collaboration will become effective upon closing of the equity transaction, subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions, which we expect to occur in the second quarter of 2019.

Intellectual Property

The strength of our intellectual property portfolio relating to the development and commercialization of siRNAs as therapeutics is essential to our business strategy. We own or license issued patents and pending patent applications in the U.S. and in key markets around the world claiming fundamental features of siRNAs and RNAi therapeutics as well as those claiming crucial chemical modifications and promising delivery technologies. Specifically, we have a portfolio of patents, patent applications and other intellectual property covering: fundamental aspects of the structure and uses of siRNAs, including their use as therapeutics, and RNAi-related mechanisms; chemical modifications to siRNAs that improve their suitability for therapeutic and other uses; siRNAs directed to specific targets as treatments for particular diseases; delivery technologies, such as in the fields of carbohydrate conjugates and cationic liposomes; and all aspects of our specific development candidates.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on February 14, 2019.  There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

Description	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Dollar Change	% of Change
Revenues	$33,294	$21,899	$11,395	52%
Operating costs and expenses	222,082	169,304	52,778	31%
Loss from operations	(188,788)	(147,405)	(41,383)	28%
Net loss	$(181,915)	$(141,214)	$(40,701)	29%

Discussion of Results of Operations

Revenues

The following table summarizes our total condensed consolidated revenues, in thousands:

Description	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Dollar Change	% of Change
Product revenues, net	$26,291	$—	$26,291	N/A
Net revenue from collaborators	7,003	21,899	(14,896)	(68%)
Total revenues	$33,294	$21,899	$11,395	52%

Product revenues, net

We began to record net product revenues following regulatory approval of ONPATTRO in the U.S. and EU in August 2018 and its subsequent commercial launch in the U.S. and in several countries in Europe during the third and fourth quarters of 2018, respectively. During the three months ended March 31, 2019, we recognized $26.3 million of net product revenues related to sales of ONPATTRO.  We expect net product revenues to increase for the remainder of 2019 as compared to 2018 primarily due to a full year of ONPATTRO sales in 2019 and launches in additional geographies, as we continue to execute on our global launch of ONPATTRO.

Net revenues from collaborators

The following table summarizes our total condensed consolidated net revenues from collaborators under our research and development collaborations, in thousands:

Description	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Dollar Change	% of Change
Sanofi Genzyme	$4,117	$18,853	$(14,736)	(78%)
MDCO	1,745	1,295	450	35%
Vir	928	1,242	(314)	(25%)
Other	213	509	(296)	(58%)
Total net revenues from collaborators	$7,003	$21,899	$(14,896)	(68%)

Net revenues from collaborators decreased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to a decrease in reimbursable activities in connection with our collaboration agreement with Sanofi Genzyme.

We expect net revenues from collaborators to increase during the remainder of 2019 following closing of the Regeneron collaboration agreement.

Operating costs and expenses

The following tables summarize our operating costs and expenses, in thousands:

Description	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Dollar Change	% of Change
Cost of goods sold	$3,347	$—	$3,347	N/A
Research and development	129,127	96,857	32,270	33%
Selling, general and administrative	89,608	72,447	17,161	24%
Total operating costs and expenses	$222,082	$169,304	$52,778	31%

Cost of Goods Sold. Cost of goods sold includes the cost of producing and distributing inventories that are related to ONPATTRO product revenues and third-party royalties. We began capitalizing ONPATTRO inventory during the third quarter of 2018 in connection with FDA approval and based upon our expectation that these costs are recoverable through commercialization of

ONPATTRO. Prior to the capitalization of ONPATTRO inventory (zero-cost inventory), costs were recorded as research and development expenses in our condensed consolidated statements of comprehensive loss. The cost of goods sold during the three months ended March 31, 2019 only reflects a portion of the manufacturing cost of ONPATTRO and third-party royalties.  At March 31, 2019, we expect to continue selling zero-cost inventory over the next 12 to 15 months. We estimate cost of goods sold as a percentage of ONPATTRO product revenues, net will be in the mid- to high teens subsequent to the utilization of our zero-cost inventory.

We expect that cost of goods sold will increase during the remainder of 2019 as compared to 2018 primarily as a result of an expected increase in ONPATTRO sales.

Research and development.  The following table summarizes the components of our research and development expenses for the periods indicated, in thousands:

Description	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Dollar Change	% of Change
Research and development
Compensation and related	$36,377	$30,266	$6,111	20%
Clinical trial	21,235	20,135	1,100	5%
Stock-based compensation	16,125	10,137	5,988	59%
External services	13,530	13,090	440	3%
Manufacturing	13,366	10,758	2,608	24%
Facilities-related	12,227	7,553	4,674	62%
License Fees	7,600	—	7,600	N/A
Lab supplies and materials	3,093	2,128	965	45%
Other	5,574	2,790	2,784	100%
Total research and development expenses	$129,127	$96,857	$32,270	33%

Research and development expenses increased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to increased license fees related to regulatory milestones deemed probable as a result of positive complete results for our givosiran Phase 3 study, and increased compensation and related expenses, including stock-based compensation, and facilities-related expenses, in each case as a result of growth in headcount to support our goals for 2020. In addition, research and development expenses increased due to an increase in stock-based compensation expense related to the accounting for performance-based stock awards as a result of the commercial launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study.

During the three months ended March 31, 2019 and 2018, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and manufacturing services. The following table summarizes the expenses incurred under our collaboration agreements by collaboration partner for the periods indicated, in thousands:

	Three Months Ended March 31,
	2019	2018
Sanofi Genzyme	$5,020	$13,705
MDCO	1,672	641
Vir	659	1,442
Total	$7,351	$15,788

We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses will increase during the remainder of 2019 as compared to 2018 as we continue to develop our pipeline and advance our product candidates into later-stage development, hire additional employees and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

Selling, general and administrative.  The following table summarizes the components of our selling, general and administrative expenses for the periods indicated, in thousands:

Description	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Dollar Change	% of Change
Selling, general and administrative
Compensation and related	$30,123	$23,611	$6,512	28%
Consulting and professional services	25,826	30,430	(4,604)	(15%)
Stock-based compensation	15,907	9,447	6,460	68%
Facilities-related	8,158	3,555	4,603	129%
Other	9,594	5,404	4,190	78%
Total general and administrative expenses	$89,608	$72,447	$17,161	24%

Selling, general and administrative expenses increased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to an increase in commercial and medical affairs headcount and commercial-related services to support corporate growth and the continued global launch of ONPATTRO. In addition, selling, general and administrative expenses increased due to an increase in stock-based compensation expense related to growth in headcount and the accounting for performance-based stock awards as a result of the commercial launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study.

We expect that selling, general and administrative expenses will increase during the remainder of 2019 as compared to 2018 as we continue to grow our operations, including the continued build-out of our global commercial infrastructure to support ONPATTRO and potentially additional product launches, but expect that stock-based compensation expenses will be variable due to our determination regarding the probability of vesting for performance-based awards.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Three Months Ended March 31,
	2019	2018
Net loss	$(181,915)	$(141,214)
Adjustments to reconcile net loss to net cash used in operating activities	45,310	23,704
Changes in operating assets and liabilities	(51,905)	(38,154)
Net cash used in operating activities	(188,510)	(155,664)
Net cash provided by (used in) investing activities	102,652	(134,814)
Net cash provided by financing activities	390,931	41,522
Net increase (decrease) in cash, cash equivalents and restricted cash	305,073	(248,956)
Cash, cash equivalents and restricted cash, beginning of period	422,631	646,832
Cash, cash equivalents and restricted cash, end of period	$727,704	$397,876

Since we commenced operations in 2002, we have generated significant losses. At March 31, 2019, we had an accumulated deficit of $3.02 billion. At March 31, 2019, we had cash, cash equivalents and marketable debt securities of $1.24 billion, compared to $1.08 billion at December 31, 2018.

In January 2019, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of $381.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses of $5.6 million.

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, certificates of deposit and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in marketable debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our marketable debt securities during the three months ended March 31, 2019 and 2018.

Operating activities

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception. Cash used in operating activities increased during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the increase in our net loss attributable to increased operating expenses to support overall growth, offset by an increase in revenues due to approval of ONPATTRO in the third quarter of 2018.

We expect that we will require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to execute on our Alnylam 2020 strategy through the advancement of our research, development, pre-commercial and commercial initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of net product revenues and expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research, development and commercialization efforts.

Investing activities

For the three months ended March 31, 2019 and 2018, net cash provided by investing activities included activities related to our marketable debt securities in accordance with management of our liquidity needs. For the three months ended March 31, 2019 and 2018, net cash used in investing activities included purchases of property, plant and equipment of $44.0 million and $21.3 million, respectively, primarily in connection with construction of our drug substance manufacturing facility.

Financing activities

For the three months ended March 31, 2019, net cash of $390.9 million provided by financing activities was due primarily to proceeds of $381.9 million received from our January 2019 underwritten public offering and proceeds received from the issuance of common stock in connection with stock option exercises. For the three months ended March 31, 2018, net cash of $41.5 million provided by financing activities was due primarily to proceeds received from the issuance of common stock in connection with stock option exercises.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt securities at March 31, 2019, together with the cash we expect to generate from product sales and under our current alliances, including, upon closing, our recent collaboration with Regeneron, will be sufficient to enable us to advance our Alnylam 2020 strategy for multiple years from the filing of this quarterly report on Form 10-Q. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our contractual obligations and commitments since December 31, 2018.

Recent Accounting Pronouncements

Please read Note 2 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research, development and commercial activities. Our marketable debt securities consist of primarily U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at March 31, 2019, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $0.9 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. As we build our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Swiss Franc and British Pound against the U.S. dollar. We will continue to evaluate strategies to mitigate foreign exchange risk, including the implementation of a foreign currency hedging program. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our marketable debt securities during the three months ended March 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and senior vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and senior vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the three months ended March 31, 2019, we implemented certain internal controls as a result of our adoption of the new lease standard on January 1, 2019. There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a discussion of material pending legal proceedings, please read Note 14, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

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

We have experienced significant operating losses since our inception. At March 31, 2019, we had an accumulated deficit of $3.02 billion. Although we have launched ONPATTRO in the U.S. and several countries in Europe, and expect to launch in additional countries during 2019, we may never attain profitability or positive cash flow from operations. For the three months ended March 31, 2019, we recognized $26.3 million in net product revenues from sales of ONPATTRO. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. In addition to revenues derived from sales of ONPATTRO, and other product candidates that achieve regulatory approval, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our operating results may fluctuate due to the level of success of our commercial efforts and resulting revenues, as well as the variable nature of our operating expenses as a result of the timing and magnitude of expenditures. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

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

In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. For example, our investor agreement with Sanofi Genzyme provides Sanofi Genzyme with the right, subject to certain exceptions, generally to maintain its ownership position in us until Sanofi Genzyme owns less than 7.5 percent of our outstanding common stock. In accordance with the investor agreement, to date, Sanofi Genzyme has exercised its right to purchase an additional 344,448 shares of our common stock in connection with our acquisition of Sirna Therapeutics, Inc. in March 2014, an aggregate of 401,281 shares of our common stock based on its 2014 and 2015 annual compensation-related rights and an aggregate of 1,042,067 shares of our common stock in connection with our public offerings in January 2015 and May 2017. While the exercise of these rights by Sanofi Genzyme has provided us with an additional $147.7 million in cash to date, these exercises caused dilution to our stockholders.

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

If the estimates we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements and/or our projected guidance prove inaccurate, our actual results may vary from those reflected in our projections and accruals.

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

At March 31, 2019, we had $1.24 billion in cash, cash equivalents and marketable debt securities, excluding the $44.8 million of restricted investments related to our cash collateral of $30.0 million under our term loan agreement and $14.8 million security deposit for 675 West Kendall Street, Cambridge, Massachusetts. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We are continuing to advance our sales and distribution capabilities and also have newly established capabilities for marketing, sales and market access, as well as limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014. In January 2018, we and Sanofi Genzyme amended our 2014 collaboration to provide that we would develop and commercialize ONPATTRO and vutrisiran globally and Sanofi Genzyme would develop and commercialize fitusiran globally. In April 2019, we and Sanofi Genzyme further amended our 2014 collaboration and agreed to conclude the research and option phase under the 2014 collaboration. The material collaboration terms for ONPATTRO, vutrisiran and fitusiran, as previously announced, will continue unchanged. With respect to our Cardio-Metabolic Disease pipeline, we intend to seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or we may structure as global alliances, as we did in our collaboration with MDCO to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection. With respect to our CNS/Ocular Disease pipeline, in April 2019, we announced a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver.  We expect the Regeneron collaboration to become effective in the second quarter of 2019.

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Sanofi Genzyme for the development and commercialization of fitusiran worldwide, (ii) MDCO for all future development and commercialization of inclisiran worldwide, and (iii) Regeneron, upon effectiveness of the collaboration, for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

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

Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances. For example, our agreement with MDCO relating to the development and commercialization of inclisiran worldwide may be terminated by MDCO at any time upon four months’ prior written notice. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant amounts of financial and management resources.

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

We rely on independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring, auditing and data management services. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with applicable good clinical practice, or GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development, and to implement timely corrective action to any non-compliance. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites, including in connection with the review of marketing applications. If we or any of our CROs fail to comply with applicable GCP requirements, or fail to take any such corrective action, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the PMDA in Japan or comparable foreign regulatory authorities may require us to take additional action or perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority in the future, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. For example, in October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including several internal programs and two partnered programs currently in Phase 3 development, as well as several earlier stage clinical programs. In April 2019, we reported positive complete results from our ENVISION Phase 3 clinical trial for givosiran, an investigational RNAi therapeutic targeting ALAS1 in development for the treatment of AHP, and we expect to file an NDA and an MAA in mid-2019. However, we may not be able to further advance this or any other product candidate through clinical trials and regulatory approval.

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

In addition, we, the FDA or other applicable regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may delay initiation of or suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or related product on healthy volunteer subjects or patients in a clinical trial could result in our decision, or a decision by the FDA or foreign regulatory authorities, to suspend or terminate the trial, or, in the case of regulatory agencies, a refusal to approve a particular product candidate for any or all indications of use. For example, in October 2016, we announced our decision to discontinue development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of patients with cardiomyopathy due to hATTR amyloidosis. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee, or DMC, to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients as compared to those on placebo. We conducted a comprehensive evaluation of the revusiran data and reported the results of our evaluation in August 2017. Following our evaluation, we continue to believe that the decision to discontinue development of revusiran does not affect ONPATTRO or any of our other investigational RNAi therapeutic programs in development. In September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. In December 2017, we reached alignment with study investigators and the FDA on safety measures and a risk mitigation strategy to enable resumption of dosing in clinical studies with fitusiran, including our Phase 2 open-label extension, or OLE, study, and the ATLAS Phase 3 program, including protocol-specified guidelines and additional investigator and patient education concerning reduced doses of replacement factor or bypassing agent to treat any breakthrough bleeds in fitusiran studies.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we or our partners may experience difficulty enrolling our clinical trials, including, but not limited to, the ongoing clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. Moreover, given the temporary suspension of dosing in our fitusiran studies in September 2017 due to a fatal thrombotic SAE, people with hemophilia may be more reluctant to enroll in the ATLAS Phase 3 program of fitusiran. In addition, in November 2018 we announced that due to recruitment challenges, we had discontinued a Phase 2 study of cemdisiran in atypical hemolytic uremic syndrome and now intend to focus our cemdisiran clinical development efforts in a different indication. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, can result in increased costs, longer development times or termination of a clinical trial.

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

In our ENVISION Phase 3 study of givosiran in patients with AHP, AEs were reported in 89.6 percent of givosiran patients and 80.4 percent of placebo patients; SAEs were reported in 20.8 percent of givosiran patients and 8.7 percent of placebo patients. Of the SAEs reported in givosiran patients, there were two cases of chronic kidney disease, or CKD, and one case each of asthma, device-related infection, gastroenteritis, hypoglycemia, abnormal liver function test, major depression, pain management and pyrexia. Three SAEs in givosiran patients were reported as related to study drug: pyrexia, abnormal liver function test and CKD. The two SAEs of CKD noted above were considered serious due to elective hospitalization for diagnostic evaluation. There were no deaths in the study. One patient in the givosiran arm discontinued treatment due to an increase in alanine aminotransferase, or ALT, level greater than eight times the upper limit of normal, a protocol-defined stopping rule. The increase in ALT levels subsequently resolved. AEs reported in greater than 10 percent of givosiran patients and seen more frequently compared to placebo were nausea, ISRs, CKD, and fatigue. Four of five of the patients with AEs reported as CKD had a prior history of CKD or a baseline estimated glomerular filtration rate less than 60 mL/min/1.73m2. No patients had clinically significant proteinuria and there were no treatment discontinuations due to renal AEs.

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

Following any initial regulatory approval of drugs we or our partners may develop, including ONPATTRO, which was approved in the U.S. and EU in August 2018, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of ONPATTRO or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO, as well as any regulatory approvals we receive for any other product candidates, including givosiran, may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug and to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. As ONPATTRO is used commercially, we or others could identify previously unknown side effects or known side effects could be observed as being more frequent or severe than in clinical studies or earlier post-marketing periods, in which case:

•	sales of ONPATTRO may be more modest than originally anticipated;
•	regulatory approvals for ONPATTRO may be restricted or withdrawn;
•	we may decide, or be required, to send product warning letters or field alerts to physicians, pharmacists and hospitals;
•	additional nonclinical or clinical studies, changes in labeling, adoption of a REMS plan, or changes to manufacturing processes, specifications and/or facilities may be required; and
•	government investigations or lawsuits, including class action suits, may be brought against us.

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

For example, ONPATTRO utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, or which may not compete with other available options, including inotersen, marketed by Akcea Therapeutics Inc., or Akcea, which is administered subcutaneously, or tafamidis, marketed in certain countries outside of the U.S. by Pfizer and reportedly available within the U.S. as part of an early access program, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.

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

In addition, we offer patient support services to assist patients receiving treatment with ONPATTRO. Manufacturers have increasingly become the focus of government investigation of patient support programs based on allegations that through such services illegal inducements are provided to physicians and/or patients, leading to improper utilization of government resources through Medicare, Medicaid and other government programs. Companies that are found to have violated laws such as the federal Anti-Kickback Statute and/or False Claims Act, or FCA, face significant liability, including civil and administrative penalties, criminal sanctions, and potential exclusion from participation in government programs. We have designed our programs in a manner that we believe complies with all applicable laws and regulations and have implemented a robust compliance program to support compliance with such laws.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which imposes requirements relating to the privacy, security, and transmission of individually identifiable health information; and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information.

•

The U.S. federal Open Payments requirements were implemented by the Centers for Medicare and Medicaid Services, or CMS, pursuant to the Patient Protections and Affordable Care Act, or ACA. Under the Open Payments Program, manufacturers of medical devices, medical supplies, biological products and drugs covered by Medicare, Medicaid and the Children’s Health Insurance Programs must report all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members.

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

Our ability to commercialize ONPATTRO or any future products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. ONPATTRO and other products for which we are able to obtain marketing approval may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell ONPATTRO or any future products on a competitive basis. Increasingly, the third-party payors who pay for or reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into ten value-based agreements and are negotiating additional value-based agreements for ONPATTRO with certain private health insurers. The goal of these agreements is to ensure that we are paid based on the ability of ONPATTRO to deliver results in the real world setting comparable to those demonstrated in clinical trials. Partnering with payers on these agreements is intended to provide more certainty to them for their investment, and help accelerate coverage decisions for patients. The agreements are structured to link ONPATTRO’s performance in real-world use to financial terms. If the price we are able to charge for ONPATTRO or any other products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.2 percent currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.

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

Members of Congress and the Trump administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the TCJA includes a provision repealing the individual insurance coverage mandate included in ACA, effective January 1, 2019. Further, on January 20, 2017, an Executive Order was signed directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018 the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and our business, are not yet known. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Moreover, CMS issued a final rule in 2018 that will give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge issued an order staying the judgment pending appeal in December 2018, and both the Trump Administration and CMS have stated the ruling will have no immediate impact, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress may consider other legislation to replace elements of the ACA. The implications of the ACA, its possible repeal, any legislation that may be proposed to replace the ACA, or the political uncertainty surrounding any repeal or replacement legislation for our business and financial condition, if any, are not yet clear.

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

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Cancer Research Technology Limited, Ionis Pharmaceuticals, Inc., or Ionis, the Massachusetts Institute of Technology, or MIT, Whitehead Institute for Biomedical Research, or Whitehead, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck, and Arbutus Biopharma Corporation, or Arbutus (formerly Tekmira Pharmaceuticals Corporation). We also intend to enter into additional licenses to third-party intellectual property in the future.

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

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA therapeutic candidates or marketed products, including ONPATTRO. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates or marketed products, including ONPATTRO. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products, including ONPATTRO, or perform research and development or other activities covered by such patents. For example, during 2017 and 2018, Silence Therapeutics plc, or Silence, filed claims in several jurisdictions, including the High Court of England and Wales, and named us and our wholly owned subsidiary Alnylam UK Ltd. as co-defendants. Silence alleged various claims, including that ONPATTRO infringed one or more Silence patents. There were also a number of related actions brought by us or Silence in connection with this intellectual property dispute. In December 2018, we entered into a Settlement and License Agreement with Silence, resolving all ongoing claims, administrative proceedings, and regulatory proceedings worldwide between us regarding, among other issues, patent infringement, patent invalidity and breach of contract.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.

Third parties may sue us for infringing their patent rights. For example, in October 2017 Silence sued us in the UK alleging that ONPATTRO and other investigational RNAi therapeutics we or MDCO are developing infringed one or more Silence patents. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp. We and Dicerna settled the ongoing litigation between us in April 2018 and in December 2018 we and Silence settled all ongoing litigation between us. A third party may also claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Arbutus filed a civil complaint against us alleging, among other things, misappropriation of its confidential and proprietary information and trade secrets. In November 2012, we settled this litigation and restructured our contractual relationship with Arbutus. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses during the fourth quarter of 2012.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, we could incur significant costs and/or disruption to our business and distraction of our management defending against any breach of such licenses alleged by the licensor. For example, in June 2018, Ionis sent us a notice claiming that it is owed payments under our second amended and restated strategic collaboration and license agreement as a result of the January 2018 amendment of our collaboration agreement with Sanofi Genzyme and the related Exclusive TTR License and AT3 License Terms. Ionis claims it is owed technology access fees based on rights granted and amounts paid to us in connection with the Sanofi Genzyme restructuring. In November 2018, we received notice that Ionis had filed a Demand for Arbitration with the Boston office of the American Arbitration Association against us, asserting, among other things, breach of contract. In December 2018, we filed our answer to Ionis’s Demand for Arbitration, denying any liability to Ionis and the matter is currently in the discovery phase. The arbitration has been set for a five-day hearing beginning on February 3, 2020. While we dispute that additional technology access fees are owed to Ionis, there can be no assurance that we will resolve this matter favorably or that it will not have a material adverse impact on our future results of operations.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer in Europe and certain countries outside the U.S., and inotersen, developed by Ionis and licensed to Akcea, which is now approved in the U.S., the EU and Canada, as well as product candidates in various stages of clinical development, including an additional investigational drug being developed by Ionis. In addition, in August 2018, Pfizer announced the primary results from a Phase 3 study of tafamidis in patients with TTR cardiomyopathy. In June 2017 and May 2018, respectively, the FDA granted Fast Track and Breakthrough Therapy designations for tafamidis for TTR amyloid cardiomyopathy. In March 2018, the Ministry of Labor Health and Welfare in Japan granted SAKIGAKE designation to tafamidis for this indication and in March 2019, Pfizer announced the additions of wild-type and mutant indications in Japan for TTR amyloid cardiomyopathy. Finally, we are aware that Eidos Therapeutics, Inc., or Eidos, initiated a Phase 3 clinical trial of AG10, a TTR stabilizer, in ATTR-CM in February 2019. Eidos also plans to initiate a Phase 3 clinical trial of AG10 in ATTR-PN patients in the first half of 2019. While we believe that ONPATTRO will have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.

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

We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with lumasiran, our investigational RNAi therapeutic now in Phase 3 studies for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in Phase 3 development by Oxthera AB, reloxaliase an investigational enzyme therapy in Phase 2 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, and DCR-PHXC, an investigational RNAi therapeutic in development by Dicerna for the treatment of primary hyperoxaluria. In March 2019, Dicerna announced the initiation of screening for a pivotal study of DCR-PHXC for this indication. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.

We face competition from other companies that are working to develop novel drugs and technology platforms using technology similar to ours. If these companies develop drugs more rapidly than we do or their technologies, including delivery technologies, are more effective, our ability to successfully commercialize drugs may be adversely affected.

In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working to develop RNAi therapeutic products. Some of these companies are seeking, as we are, to develop chemically synthesized siRNAs as drugs. Others are following a gene therapy approach, with the goal of treating patients not with synthetic siRNAs but with synthetic, exogenously-introduced genes designed to produce siRNA-like molecules within cells. Companies working on chemically synthesized siRNAs include, but are not limited to, Takeda Pharmaceutical Company, or Takeda, Marina Biotech, Inc., Arrowhead Research Corporation, or Arrowhead, and its subsidiary, Calando Pharmaceuticals Inc., or Calando, Quark Pharmaceuticals, Inc., or Quark, Silence, Arbutus, Sylentis S.A.U., Dicerna, WAVE Life Sciences Ltd., Arcturus Therapeutics, Inc., and Genevant Sciences, launched by Arbutus and Roivant Sciences. In addition, we granted licenses or options for licenses to Ionis, Benitec, Arrowhead, and its subsidiary, Calando, Arbutus, Quark, Sylentis and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than us.

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

Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.

A small number of our stockholders beneficially own a substantial amount of our common stock. As of March 31, 2019, our five largest stockholders beneficially owned in excess of 50 percent of our outstanding shares of common stock. As of January 17, 2019, Sanofi Genzyme beneficially owned 10,554,134 shares of our common stock, representing approximately 9.9 percent of the shares of common stock then outstanding. In April 2019, in connection with the end of the research and option phase of the Sanofi Genzyme collaboration, we agreed to release Sanofi Genzyme from the lock-up restrictions under the existing investor agreement. Sanofi Genzyme is permitted to sell shares of our common stock in transactions approved by us or in fully bought block sale transactions satisfying the conditions set forth in the amended and restated investor agreement. If Sanofi Genzyme, our other significant stockholders, or we or our officers and directors sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders, including Sanofi Genzyme, also might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Sanofi Genzyme’s and Regeneron’s ownership of our common stock could delay or prevent a change in corporate control.

As of January 17, 2019, Sanofi Genzyme held 10,554,134 shares of our common stock, or approximately 9.9% of our outstanding common stock. Sanofi Genzyme has the right to increase its ownership to up to 30 percent. In addition, as of closing of the stock purchase in connection with the 2019 Regeneron collaboration, which is expected in the second quarter of 2019, Regeneron will hold approximately 4% of our outstanding common stock and will have the right to increase its ownership up to 30 percent. This concentration of ownership may harm the market price of our common stock by:

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

ITEM 6. EXHIBITS.

10.1*#	Amended and Restated 2004 Employee Stock Purchase Plan, as amended.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Management contracts or compensatory plans or arrangements.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: May 2, 2019	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	/s/ Manmeet S. Soni
Manmeet S. Soni
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)