Form 10-Q
period 2019-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2019-08-06
CIK 1178670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

At July 31, 2019, the registrant had 111,207,651 shares of Common Stock, $0.01 par value per share, outstanding.

“Alnylam,” ONPATTRO® and Alnylam Act® are registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

    ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,136,289	$420,146
Marketable debt securities	790,542	662,803
Accounts receivable, net	30,739	18,760
Inventory	40,587	24,068
Prepaid expenses and other current assets	65,616	74,919
Total current assets	2,063,773	1,200,696
Property, plant and equipment, net	371,769	320,658
Operating lease right-of-use assets	226,357	—
Restricted investments	44,825	44,825
Other assets	9,687	8,623
Total assets	$2,716,411	$1,574,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,215	$59,708
Accrued expenses	138,800	112,719
Operating lease liability	29,347	—
Deferred rent	—	3,571
Deferred revenue	89,242	3,496
Total current liabilities	328,604	179,494
Operating lease liability, net of current portion	277,211	—
Deferred rent, net of current portion	—	57,920
Deferred revenue, net of current portion	313,887	458
Long-term debt	30,000	30,000
Other liabilities	9,514	4,965
Total liabilities	959,216	272,837
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 250,000 and 125,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 111,114 shares issued and outstanding at June 30, 2019; 101,177 shares issued and outstanding at December 31, 2018	1,110	1,011
Additional paid-in capital	5,034,284	4,175,139
Accumulated other comprehensive loss	(35,831)	(33,213)
Accumulated deficit	(3,242,368)	(2,840,972)
Total stockholders’ equity	1,757,195	1,301,965
Total liabilities and stockholders’ equity	$2,716,411	$1,574,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product revenues, net	$38,231	$—	$64,522	$—
Net revenue from collaborators	6,483	29,907	13,486	51,806
Total revenues	44,714	29,907	78,008	51,806
Costs and expenses:
Cost of goods sold	4,326	—	7,673	—
Research and development	163,890	137,582	293,017	234,439
Selling, general and administrative	112,769	84,679	202,377	157,126
Total costs and expenses	280,985	222,261	503,067	391,565
Loss from operations	(236,271)	(192,354)	(425,059)	(339,759)
Other income (expense):
Interest income	8,781	6,101	16,306	11,895
Other (expense) income	(453)	2,208	(410)	2,543
Change in fair value of liability obligation	9,422	—	9,422	—
Gain on litigation settlement	—	20,564	—	20,564
Total other income	17,750	28,873	25,318	35,002
Loss before income taxes	(218,521)	(163,481)	(399,741)	(304,757)
Provision for income taxes	(960)	(79)	(1,655)	(17)
Net loss	$(219,481)	$(163,560)	$(401,396)	$(304,774)
Net loss per common share - basic and diluted	$(2.02)	$(1.63)	$(3.75)	$(3.04)
Weighted-average common shares used to compute basic and diluted net loss per common share	108,576	100,519	106,997	100,251
Comprehensive loss:
Net loss	$(219,481)	$(163,560)	$(401,396)	$(304,774)
Unrealized gain on marketable securities, net of tax	462	1,046	822	626
Foreign currency translation	842	—	842	—
Unrealized loss on pension obligation	(4,282)	—	(4,282)	—
Comprehensive loss	$(222,459)	$(162,514)	$(404,014)	$(304,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2019	106,400	$1,064	$4,601,662	$(32,853)	$(3,022,887)	$1,546,986
Exercise of common stock options, net of tax withholdings	203	2	6,180	—	—	6,182
Issuance of common stock under equity plans	55	—	4,022	—	—	4,022
Issuance of common stock under benefit plans	12	—	1,089	—	—	1,089
Issuance of common stock, net of offering costs	4,444	44	390,533	—	—	390,577
Stock-based compensation expense related to equity-classified awards	—	—	30,798	—	—	30,798
Other comprehensive loss, net of tax	—	—	—	(2,978)	—	(2,978)
Net loss	—	—	—	—	(219,481)	(219,481)
Balance at June 30, 2019	111,114	$1,110	$5,034,284	$(35,831)	$(3,242,368)	$1,757,195

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2018	100,468	$1,005	$4,009,342	$(34,853)	$(2,220,689)	$1,754,805
Exercise of common stock options, net of tax withholdings	53	—	2,561	—	—	2,561
Issuance of common stock under equity plans	41	—	3,124	—	—	3,124
Issuance of common stock under benefit plans	7	—	829	—	—	829
Stock-based compensation expense related to equity-classified awards	—	—	21,997	—	—	21,997
Other comprehensive gain, net of tax	—	—	—	1,046	—	1,046
Net loss	—	—	—	—	(163,560)	(163,560)
Balance at June 30, 2018	100,569	$1,005	$4,037,853	$(33,807)	$(2,384,249)	$1,620,802

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	101,177	$1,011	$4,175,139	$(33,213)	$(2,840,972)	$1,301,965
Exercise of common stock options, net of tax withholdings	410	5	17,586	—	—	17,591
Issuance of common stock under equity plans	59	—	3,964	—	—	3,964
Issuance of common stock under benefit plans	24	—	1,873	—	—	1,873
Issuance of common stock, net of offering costs	9,444	94	772,383	—	—	772,477
Stock-based compensation expense related to equity-classified awards	—	—	63,339	—	—	63,339
Other comprehensive loss, net of tax	—	—	—	(2,618)	—	(2,618)
Net loss	—	—	—	—	(401,396)	(401,396)
Balance at June 30, 2019	111,114	$1,110	$5,034,284	$(35,831)	$(3,242,368)	$1,757,195

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	99,667	$997	$3,947,552	$(34,433)	$(2,147,685)	$1,766,431
Cumulative effect adjustment from the adoption of new revenue standard	—	—	—	—	68,210	68,210
Exercise of common stock options, net of tax withholdings	848	8	44,443	—	—	44,451
Issuance of common stock under equity plans	43	—	3,001	—	—	3,001
Issuance of common stock under benefit plans	11	—	1,397	—	—	1,397
Stock-based compensation expense related to equity-classified awards	—	—	41,460	—	—	41,460
Other comprehensive gain, net of tax	—	—	—	626	—	626
Net loss	—	—	—	—	(304,774)	(304,774)
Balance at June 30, 2018	100,569	$1,005	$4,037,853	$(33,807)	$(2,384,249)	$1,620,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(401,396)	$(304,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	21,955	5,417
Stock-based compensation	62,635	41,825
Non-cash gain on litigation settlement	—	(10,000)
Charge for 401(k) company stock match	2,090	2,326
Fair value adjustments on marketable equity securities	(21)	(2,044)
Change in fair value of liability obligation	(9,422)	—
Other	786	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,934)	31,041
Proceeds from landlord lease incentive for tenant improvements	18,700	4,480
Inventory	(15,040)	—
Prepaid expenses and other assets	4,863	(21,261)
Accounts payable	26,369	(9,735)
Accrued expenses and other	1,427	7,261
Deferred revenue	399,173	(2,887)
Net cash provided by (used in) operating activities	100,185	(258,351)
Cash flows from investing activities:
Purchases of property, plant and equipment	(65,293)	(43,965)
Purchases of restricted investments	—	(14,825)
Purchases of marketable debt securities	(834,563)	(642,787)
Sales and maturities of marketable securities	713,106	629,384
Net cash used in investing activities	(186,750)	(72,193)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity	21,725	47,735
Offering proceeds, net of costs	381,900	—
Proceeds from issuance of common stock to Regeneron	400,000	—
Payments for repurchase of common stock for employee tax withholding	(84)	(632)
Net cash provided by financing activities	803,541	47,103
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	716,973	(283,441)
Cash, cash equivalents and restricted cash, beginning of period	422,631	646,832
Cash, cash equivalents and restricted cash, end of period	$1,139,604	$363,391
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$25,893	$23,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

We commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on RNA interference, or RNAi. We are committed to the advancement of our company strategy of building a multi-product, commercial biopharmaceutical company with a sustainable pipeline of RNAi therapeutics to address the needs of patients who have limited or inadequate treatment options. Since inception, we have focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic alliances with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic partners. We have devoted substantially all of our efforts to business planning, research, development, manufacturing and early commercial efforts, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. In August 2018, we received approval for ONPATTRO® (patisiran), our first product, from the United States Food and Drug Administration and began commercializing and generating product revenues in the U.S. In August 2018, we also received approval of ONPATTRO from the European Commission and in October 2018, began commercializing and generating product revenues outside of the U.S. In June 2019, we received regulatory approval of ONPATTRO in Japan and Canada. Regulatory filings in additional markets in Europe and elsewhere are pending or planned for the remainder of 2019 and beyond.

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

Reclassification

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Liquidity

Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt securities at June 30, 2019, together with the cash we expect to generate from product sales and under our alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

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

The adoption of ASC 842 has a material impact on our condensed consolidated balance sheet as the standard requires us to measure and recognize a right of use asset and lease liability.  As most leases do not provide an implicit rate, our incremental borrowing rate was determined based on the information available at the date of adoption to measure our lease liability.  Costs determined to be variable and not based on an index or rate were not included in the measurement of the lease liability.  We recognized approximately $290.0 million of operating lease liabilities and approximately $230.0 million of operating lease right-of-use assets on our condensed consolidated balance sheet as of January 1, 2019, which are presented as separate line items on the condensed consolidated balance sheet.  Had we not adopted the new leasing standard, we would not have had operating lease right-of-use assets or operating lease liabilities on our condensed consolidated balance sheet. The adoption of the standard did not have a material impact on our condensed consolidated statement of comprehensive income.

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

3. PRODUCT REVENUES, NET

Net product revenues of ONPATTRO (in thousands) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$28,192	$—	$46,952	$—
Rest of World	10,039	—	17,570	—
Total Product Revenues, Net	$38,231	$—	$64,522	$—

As of June 30, 2019 and December 31, 2018, net product revenue related receivables of $17.0 million and $13.1 million, respectively, were included in “Accounts receivable, net.”

4. COLLABORATION AGREEMENTS

Net revenues from collaborators (in thousands) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2019	2018	2019	2018
Sanofi Genzyme	$4,383	$23,077	$8,500	$41,930
Vir Biotechnology (Vir)	1,091	6,113	2,019	7,356
The Medicines Company (MDCO)	—	662	1,745	1,957
Regeneron	700	—	700	—
Other	309	55	522	563
Total net revenues from collaborators	$6,483	$29,907	$13,486	$51,806

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements at June 30, 2019 and December 31, 2018, in thousands:

	At June 30, 2019	At December 31, 2018
Receivables included in “Accounts receivable, net”	$13,691	$5,625
Contract liabilities included in “Deferred revenue”	403,033	3,954

During the three and six months ended June 30, 2019, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration agreements, in thousands:

Revenue recognized in the period from:	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Amounts included in contract liability at the beginning of the period	$1,091	$2,019

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

The following tables provide the research and development expenses incurred by type that are directly attributable to our collaboration agreements by our collaboration partners for the periods indicated, in thousands:

	Three Months Ended June 30,
	2019				2018
	Sanofi Genzyme	MDCO	Vir	Regeneron	Sanofi Genzyme	MDCO	Vir	Regeneron
Research and development
Clinical trial and manufacturing	$2,945	$65	$248	$515	$17,572	$—	$5,497	$—
External services	81	—	12	51	1,834	—	6,151	—
Other	34	10	211	425	241	—	292	—
Total research and development expenses	$3,060	$75	$471	$991	$19,647	$—	$11,940	$—

	Six Months Ended June 30,
	2019				2018
	Sanofi Genzyme	MDCO	Vir	Regeneron	Sanofi Genzyme	MDCO	Vir	Regeneron
Research and development
Clinical trial and manufacturing	$7,771	$1,677	$542	$515	$28,095	$641	$6,051	$—
External services	216	10	248	51	4,507	—	6,351	—
Other	93	60	340	425	750	—	980	—
Total research and development expenses	$8,080	$1,747	$1,130	$991	$33,352	$641	$13,382	$—

The research and development expenses incurred for each agreement listed in the tables above consist of costs incurred for external development and manufacturing services for which we are reimbursed, licensing payments made to the counterparty to such agreement and costs directly attributable to Sanofi Genzyme transition services. In addition, these expenses include a reasonable estimate of compensation and related costs as billed to our counterparties. As part of our revenue recognition policy adopted on January 1, 2018, the costs in the above table are considered as an input in our determination of transaction price when they relate to consideration received for the delivery of goods or services. For the three and six months ended June 30, 2019 and 2018, we did not incur material selling, general and administrative expenses related to our collaboration agreements.

Regeneron Collaboration

On April 8, 2019, we entered into a global, strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement, which became effective on May 21, 2019, or the Effective Date, upon closing of the Stock Purchase Agreement dated April 8, 2019, referred to as the Regeneron SPA, and issuance of 4,444,445 shares of our newly issued common stock to Regeneron for aggregate cash consideration of $400.0 million, or $90.00 per share.  Please read Footnote 10 for a full discussion regarding the Regeneron SPA.

Under the terms of the Regeneron Collaboration, we will work exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial five-year research period, which we refer to as the Initial Research Term. Regeneron has an option to extend the Initial Research Term (referred to as the Research Term Extension Period, and together with the Initial Research Term, the Research Term) for up to an additional two years, for a research term extension fee of up to $400.0 million. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver, including our previously-announced collaboration with Regeneron to identify RNAi therapeutics for the chronic liver disease nonalcoholic steatohepatitis. We retain broad global rights to all of our other unpartnered liver-directed clinical and preclinical pipeline programs. The Regeneron Collaboration is governed by a joint steering committee that is comprised of an equal number of representatives from each party.

Regeneron will lead development and commercialization for all programs targeting eye diseases (subject to limited exceptions), entitling us to certain potential milestone and royalty payments pursuant to the terms of a license agreement, the form of which has been agreed upon by the parties. We and Regeneron will alternate leadership on CNS and liver programs, with the lead party retaining global development and commercial responsibility. For CNS and liver programs, both we and Regeneron will have the option at lead candidate selection to enter into a co-co collaboration agreement, the form of which has been agreed upon by the parties, whereby both companies will share equally all costs of, and profits from, all development and commercialization activities under the program . If the non-lead party elects to not enter into a co-co collaboration agreement with respect to a given CNS or liver program, we and Regeneron will enter into a license agreement with respect to such program and the lead party will be the “Licensee” for the purposes of the license agreement. If the lead party for a CNS or liver program elects to not enter into the co-co collaboration agreement, then we and Regeneron will enter into a license agreement with respect to such program and leadership of the program will transfer to the other party and the former non-lead party will be the “Licensee” for the purposes of the license agreement.

In addition, we and Regeneron have agreed to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab (REGN3918), currently in Phase 1 development, and cemdisiran, currently in Phase 2 development. We retain control of cemdisiran monotherapy development, and Regeneron will lead combination product development. We and Regeneron will negotiate and enter into a co-co collaboration agreement to equally share costs and potential future profits on the monotherapy program, and a license agreement for cemdisiran to be used in a combination product pursuant to which Regeneron will be solely responsible for all development and commercialization costs and we will receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential combination product sales, in each case in accordance with the terms set forth in the agreed-upon binding term sheet attached to the Regeneron Master Agreement, combined for accounting purposes and treated as a single agreement.

In connection with the Regeneron Master Agreement, Regeneron made an upfront payment of $400.0 million. We are also eligible to receive up to an additional $200.0 million in milestone payments upon achievement of certain criteria during early clinical development for eye and CNS programs. We and Regeneron plan to advance programs directed to up to 30 targets under the Regeneron Collaboration during the Initial Research Term. For each program, Regeneron will provide us with $2.5 million in funding at program initiation and an additional $2.5 million at lead candidate identification, with the potential for approximately $30.0 million in annual discovery funding to us as the Regeneron Collaboration reaches steady state.

Regeneron has the right to terminate the Regeneron Master Agreement for convenience upon ninety days’ notice. The termination of the Regeneron Master Agreement does not affect the term of any license agreement or co-co collaboration agreement then in effect. In addition, either party may terminate the Regeneron Master Agreement for a material breach by, or insolvency of, the other party. Unless earlier terminated pursuant to its terms, the Regeneron Master Agreement will remain in effect with respect to each program until (a) such program becomes a terminated program or (b) the parties enter into a license agreement or co-co collaboration agreement with respect to such program.  The Regeneron Master Agreement includes various representations, warranties, covenants, dispute escalation and resolution mechanisms, indemnities and other provisions customary for transactions of this nature.

For any license agreement subsequently entered into, the licensee will generally be responsible for its own costs and expenses incurred in connection with the development and commercialization of the collaboration products. The licensee will pay to the licensor certain development and/or commercialization milestone payments totaling up to $150.0 million for each collaboration product. In addition, following the first commercial sale of the applicable collaboration product under a license agreement, the licensee is required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the licensor based on the aggregate annual net sales of the collaboration product, subject to customary reductions.

For any co-co collaboration agreement subsequently entered into, we and Regeneron will share equally all costs of, and profits from, development and commercialization activities. In the event that a party exercises its opt-out right, the lead party will be responsible for all costs and expenses incurred in connection with the development and commercialization of the collaboration products under the applicable co-co collaboration agreement, subject to continued sharing of costs through defined points. If a party exercises its opt-out right, following the first commercial sale of the applicable collaboration product under a co-co collaboration agreement, the lead party is required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the opt-out right, subject to customary reductions and a reduction for opt-out transition costs.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Regeneron under the Regeneron Master Agreement or any future license agreement, or under any co-co collaboration agreement in the event we exercise our opt-out right.

Our obligations under the Regeneron Collaboration include: (i) a research license and research services, collectively referred to as the Research Services Obligation; (ii) a worldwide license to cemdisiran for combination therapies, and manufacturing and supply, and development service obligations through completion of Phase 2 clinical trials, collectively referred to as the C5 License Obligation; and (iii) development, manufacturing and commercialization activities for cemdisiran monotherapies, referred to as the C5 Co-Co Obligation.

The research license is not distinct from the research services primarily as a result of Regeneron being unable to benefit on its own or with other resources reasonably available, as the license is providing access to specialized expertise, particularly as it relates to RNAi technology that is not available in the marketplace.  Similarly, the worldwide license to cemdisiran for combination therapies is not distinct from the manufacturing and supply, and development service obligations, as Regeneron cannot benefit on its own from the value of the license without receipt of supply.

Separately, the cemdisiran monotherapy co-co collaboration agreement is under the scope of ASC 808 as we and Regeneron are both active participants in the development, manufacturing and commercialization activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. The development, manufacturing and commercialization activities are a combined unit of account under the scope of ASC 808 and are not deliverables under ASC 606.

As of the Effective Date, the total transaction price was determined to be $521.6 million, comprised of the $400.0 million upfront payment and $121.6 million of variable consideration related to research, development, manufacturing and supply activities. We utilized the expected value method to determine the amount of reimbursement for these activities. We determined that any variable consideration related to sales-based royalties and milestones related to the worldwide license to cemdisiran for combination therapies is deemed to be constrained and therefore has been excluded from the transaction price. In addition, we are eligible to receive future milestones upon the achievement of certain criteria during early clinical development for the eye and CNS programs.  We are also eligible to receive royalties on future commercial sales for certain ocular, CNS or liver targets, if any; however, these amounts are excluded from variable consideration under the combined Regeneron agreements as we are only eligible to receive such amounts if, after a drug candidate is identified, the form of license agreement is subsequently executed resulting in a license that is granted to Regeneron. Any such subsequently granted license would represent a separate transaction under ASC 606. We will re-evaluate the transaction price at the end of each reporting period. There was no change in the transaction price from the Effective Date to June 30, 2019.

The transaction price was allocated to the obligations based on the relative estimated standalone selling prices of each obligation, over which management has applied significant judgment. We developed the estimated standalone selling price for the licenses included in the Research Services Obligation and the C5 License Obligation primarily based on the probability-weighted present value of expected future cash flows associated with each license related to each specific program. In developing such estimate, we also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, the probability of success and the time needed to commercialize a product candidate pursuant to the associated license. We developed the estimated standalone selling price for the services and/or manufacturing and supply included in each of the obligations, as applicable, primarily based on the nature of the services to be performed and/or goods to be manufactured and estimates of the associated costs. The estimated standalone selling price of the C5 Co-Co- Obligation was developed by estimating the present value of expected future cash flows that Regeneron is entitled to receive.

We allocated the transaction price to each unit of account based on the applicable accounting guidance as follows: (i) $178.5 million to the Research Services Obligation; (ii) $93.5 million to the C5 License Obligation; and (iii) $249.6 million to the C5 Co-Co Obligation.

We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up.

As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied is $271.3 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the remaining C5 Co-Co Obligation accounted for under ASC 808. We had deferred revenue of $401.8 million as of June 30, 2019, which is classified as current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed.

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

Amended and Restated Investor Agreement

In connection with the Collaboration Amendment, we and Sanofi Genzyme also entered into an Amended and Restated Investor Agreement, referred to as the A&R Investor Agreement, which amended and restated the Investor Agreement entered into by us and Sanofi Genzyme in February 2014, referred to as the Original Investor Agreement. Pursuant to the A&R Investor Agreement, Sanofi Genzyme was released from the lock-up restrictions under the Original Investor Agreement and was permitted to sell shares of our common stock in transactions approved by us or in fully bought block sale transactions satisfying the conditions set forth in the A&R Investor Agreement. As of January 17, 2019, Sanofi Genzyme owned 10,554,134 shares of our common stock and as of May 3, 2019, Sanofi Genzyme reported owning no shares of our common stock.

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

5. INVENTORY

The following table presents our inventory at June 30, 2019 and December 31, 2018, in thousands:

	At June 30, 2019	At December 31, 2018
Raw materials	$8,446	$8,709
Work in progress	31,696	15,262
Finished goods	445	97
Total inventory	$40,587	$24,068

6. FAIR VALUE MEASUREMENTS

The following tables present information about our assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	At June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$2,989	$—	$2,989	$—
U.S. treasury securities	692,310	—	692,310	—
U.S. government-sponsored enterprise securities	103,485	—	103,485	—
Money market funds	94,496	94,496	—	—
Marketable debt securities:
Certificates of deposit	6,500	—	6,500	—
Commercial paper	19,169	—	19,169	—
Corporate notes	86,157	—	86,157	—
U.S. government-sponsored enterprise securities	70,607	—	70,607	—
U.S. treasury securities	608,109	—	608,109	—
Restricted cash (money market funds)	1,480	1,480	—	—
Total	$1,685,302	$95,976	$1,589,326	$—

Description	At December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. treasury securities	$221,281	$—	$221,281	$—
Money market funds	102,445	102,445	—	—
Marketable debt securities:
Certificates of deposit	8,951	—	8,951	—
Commercial paper	57,197	—	57,197	—
Corporate notes	232,410	—	232,410	—
U.S. government-sponsored enterprise securities	39,018	—	39,018	—
U.S. treasury securities	325,227	—	325,227	—
Marketable equity securities	1,206	1,206	—	—
Restricted cash (money market funds)	1,477	1,477	—	—
Total	$989,212	$105,128	$884,084	$—

During the six months ended June 30, 2019 and 2018, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt at June 30, 2019, computed pursuant to a discounted cash flow technique using a market interest rate, was $30.1 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate.

7. MARKETABLE DEBT SECURITIES

We obtain fair value measurement data for our marketable debt securities from independent pricing services. We perform validation procedures to ensure the reasonableness of this data. This includes meeting with the independent pricing services to understand the methods and data sources used. Additionally, we perform our own review of prices received from the independent pricing services by comparing these prices to other sources and confirming those securities are trading in active markets. We did not record any impairment charges related to our marketable debt securities during the six months ended June 30, 2019 or 2018.

The following tables summarize our marketable debt securities at June 30, 2019 and December 31, 2018, in thousands:

	At June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,500	$—	$—	$6,500
Commercial paper	22,158	—	—	22,158
Corporate notes	86,122	45	(10)	86,157
U.S. government-sponsored enterprise securities	174,061	34	(3)	174,092
U.S. treasury securities	1,300,084	340	(5)	1,300,419
Total	$1,588,925	$419	$(18)	$1,589,326

	At December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,951	$—	$—	$8,951
Commercial paper	57,197	—	—	57,197
Corporate notes	232,695	—	(285)	232,410
U.S. government-sponsored enterprise securities	39,031	—	(13)	39,018
U.S. treasury securities	546,631	1	(124)	546,508
Total	$884,505	$1	$(422)	$884,084

The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows, in thousands:

	At June 30, 2019	At December 31, 2018
Cash and cash equivalents	$798,784	$221,281
Marketable debt securities	790,542	662,803
Total	$1,589,326	$884,084

We classify our debt security investments based on their contractual maturity dates. At June 30, 2019, the contract maturity for all of our available-for-sale debt securities was less than one year.

8. LEASES

Overview of Significant Leases

We lease three facilities for office and laboratory space in Cambridge, Massachusetts that represent substantially all of our significant lease obligations.  An overview of these significant leases are as follows:

675 West Kendall Street

In April 2015, we entered into a non-cancelable real property lease for approximately 295,000 square feet of laboratory and office space located at 675 West Kendall Street, Cambridge, Massachusetts. We intend to move our corporate headquarters and research facility to this location in 2019. The lease commenced on May 1, 2018 and monthly rent payments became due commencing on February 1, 2019 upon substantial completion of the building improvements, and continue for 15 years, with options to renew for two terms of five years each. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the condensed consolidated balance sheet as of June 30, 2019.

300 Third Street

We lease approximately 129,000 square feet of office and laboratory space located at 300 Third Street, Cambridge, Massachusetts, which to date has served as our corporate headquarters under a non-cancelable real property lease agreement dated as of September 26, 2003, as amended. The term of the lease expires on January 31, 2034, with an option to extend for two additional five-year terms. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the condensed consolidated balance sheet as of June 30, 2019.

101 Main Street

In March and May 2015, we entered into non-cancelable real property lease agreements for approximately 72,000 square feet of office space located on several floors at 101 Main Street, Cambridge, Massachusetts that will expire in March 2024 and June 2021, respectively, each with an option to renew for one five-year term. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the condensed consolidated balance sheet as of June 30, 2019.

Other Lease Disclosures

Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency.

The below table summarizes our costs included in operating expenses related to leases we have entered into through June 30, 2019:

Lease Cost	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$9,291	$18,581
Variable lease cost	4,486	9,533
Total	$13,777	$28,114

Short-term lease costs were not material for the three and six months ended June 30, 2019.

Net cash paid for the amounts included in the measurement of the operating lease liability on our condensed consolidated balance sheet and included in accrued expenses and other within operating activities in our condensed consolidated statement of cash flow was $16.0 million for the six months ended June 30, 2019.  The weighted-average remaining lease term and weighted-average discount rate for all leases as of June 30, 2019 was 13.6 years and 8.2%, respectively.

Future lease payments for non-cancellable operating leases as of June 30, 2019 and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of June 30, 2019 is as follows:

Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$16,378
2020	28,686
2021	36,357
2022	36,469
2023	35,585
2024	34,676
2025 and thereafter	356,302
Total undiscounted payments due under non-cancellable operating leases	544,453
Less imputed interest	(237,895)
Total	$306,558

Current operating lease liability	$29,347
Non-current operating lease liability	277,211
Total	$306,558

Under the prior lease guidance, minimum payments under our non-cancelable facility leases, as of December 31, 2018, were approximately as follows, in thousands:

Year Ending December 31,
2019	$32,228
2020	34,826
2021	34,410
2022	34,826
2023	35,270
Thereafter	390,455
Total	$562,015

9. CREDIT AGREEMENT

On April 29, 2016, we entered into a Credit Agreement by and among Alnylam U.S., Inc., as the borrower, us, as a guarantor, and Wells Fargo Bank, National Association, as the lender. The Credit Agreement was entered into in connection with the planned build out of our drug substance manufacturing facility.

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

The obligations of the borrower and us under the Credit Agreement are secured by cash collateral in an amount equal to, at any given time, at least 100 percent of the principal amount of all term loans outstanding under such Credit Agreement at such time. At each of June 30, 2019 and December 31, 2018, we recorded $30.0 million of cash collateral in connection with the Credit Agreement as restricted investments on our condensed consolidated balance sheets. The Credit Agreement contains limited representations and warranties and limited affirmative and negative covenants, including quarterly reporting obligations, as well as certain customary events of default.

10. EQUITY

Public Offering

In January 2019, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of $381.9 million after deducting underwriting discounts and commissions and other offering expenses of approximately $5.6 million.

Regeneron Equity Placement

On April 8, 2019, we executed the Regeneron SPA with Regeneron to sell 4,444,445 shares of our common stock, par value $0.01 per share for aggregate cash consideration of $400.0 million, or $90.00 per share, which we refer to as the Equity Transaction.

Under the terms of the Regeneron SPA, if at the time of closing of the Equity Transaction, a sufficient number of authorized shares of common stock under our Restated Certificate of Incorporation was not available, the $400.0 million of equity under the Regeneron SPA would instead have been issued in the form of 1,481,482 shares of our Series A redeemable convertible preferred stock, par value $0.01 per share, at a purchase price of $270.00 per share, that would have converted automatically into common stock on a 1-for-3 basis upon stockholder approval of additional authorized shares of common stock.  The Regeneron SPA contains customary representations, warranties and covenants of each of the parties thereto.

As a condition to consummating the transactions contemplated by the Regeneron SPA, we and Regeneron entered into an Investor Agreement dated April 8, 2019, or the Investor Agreement. Under the Investor Agreement, until the expiration or termination of the Research Term under the Regeneron Master Agreement subject to extension by one year if the Research Term or Regeneron Master Agreement is terminated by Regeneron at will, or by up to two years if as of the expiration or termination of the Research Term Regeneron owns more than 19.99% of our outstanding shares, Regeneron and its affiliates will be bound by certain “standstill” provisions. The standstill provisions include agreements not to acquire more than 30% of our outstanding shares of common stock, call stockholder meetings, nominate directors other than those approved by our board of directors, subject to certain limited exceptions, or propose or support a proposal to acquire us.

Further, under the Investor Agreement, Regeneron agreed to vote, and cause its affiliates to vote, all shares of our voting securities Regeneron is entitled to vote in a manner as recommended by our board of directors, except with respect to certain change of control transactions, liquidation or dissolution of our company, or, after the standstill term, any contested election of directors.

Under the Investor Agreement, Regeneron agreed not to dispose of any of the purchased shares or any shares of common stock beneficially owned by it immediately after the closing of the Regeneron Master Agreement, until the earlier of (i) the four-year anniversary of the closing of the Equity Transaction and (ii) the termination of the Regeneron Collaboration, subject to limited exceptions, which we refer to as the Lock-Up Period. Following the expiration of the Lock-Up Period, if at any time Regeneron beneficially owns at least 9.9% of our outstanding shares, then until such time as Regeneron beneficially owns less than 5% of our outstanding shares, Regeneron will not dispose of any shares except (a) pursuant to a registered underwritten public offering pursuant to the Investor Agreement, (b) in a manner consistent with the volume limitations set forth in Rule 144 under the Securities Act, or (c) as otherwise approved by us.

Under the Investor Agreement, following the Lock-Up Period, Regeneron will have three demand rights to require us to conduct a registered underwritten public offering with respect to the shares of common stock beneficially owned by Regeneron immediately after the closing of the Equity Transaction. In addition, following the Lock-Up Period, subject to certain conditions, Regeneron will be entitled to participate in registered underwritten public offerings by us if other selling stockholders are included in the registration. The rights and restrictions under the Investor Agreement are subject to termination upon the occurrence of certain events.

On April 25, 2019, following the receipt of stockholder approval at our annual meeting, a Certificate of Amendment was filed to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 125,000,000 to 250,000,000 shares, providing for a sufficient number of authorized shares of common stock available to be issued to Regeneron pursuant to the Equity Transaction.  On May 21, 2019, subsequent to the expiration of the applicable pre-merger waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, Regeneron purchased 4,444,445 shares of our common stock for aggregate cash consideration of $400.0 million.

Because we had an obligation to Regeneron as of April 8, 2019 that may have resulted in the issuance of redeemable convertible preferred stock, we were required to follow the guidance in ASC 480 and mark-to-market the obligation to potentially issue this redeemable security until April 25, 2019, when it became known that the obligation would be fulfilled in common stock. The final mark-to-market adjustment of this obligation under ASC 480 resulted in us recording a gain of $9.4 million included in other income in the consolidated statements of comprehensive loss with the offsetting adjustment to equity netting against the $400.0 million proceeds that were received upon closing.

11. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expenses included in operating costs and expenses, for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$15,282	$11,616	$31,407	$21,753
Selling, general and administrative	15,321	10,625	31,228	20,072
Total stock-based compensation	$30,603	$22,241	$62,635	$41,825

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

The following common share equivalents (in thousands) were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	At June 30,
	2019	2018
Options to purchase common stock	13,771	12,794
Unvested restricted common stock	696	150
	14,467	12,944

13. RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows, in thousands:

	At June 30,
	2019	2018
Cash and cash equivalents	$1,136,289	$361,457
Restricted cash included in prepaid expenses and other current assets	332	—
Restricted cash included in long-term other assets	2,983	1,934
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,139,604	$363,391

14. COMMITMENTS AND CONTINGENCIES

Manufacturing Facility

In April 2016, we purchased 12 acres of undeveloped land in Norton, Massachusetts. We are constructing a manufacturing facility at this site for drug substance for clinical and commercial use. At June 30, 2019 and December 31, 2018, property, plant and equipment, net, on our condensed consolidated balance sheets reflect $259.4 million and $227.7 million, respectively, of land and associated costs related to the construction of our drug substance manufacturing facility.

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

Securities Litigation

On September 26, 2018, Caryl Hull Leavitt, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws against us, our Chief Executive Officer and our Chief Financial Officer in the United States District Court for the Southern District of New York. By stipulation of the parties and Order of the Court dated November 20, 2018, the action was transferred to the United States District Court for the District of Massachusetts. On May 8, 2019, the Court entered an order appointing a lead plaintiff, and on July 3, 2019, lead plaintiff filed a consolidated class action complaint, or the Complaint. In addition to the originally named defendants, the Complaint also names as defendants certain of our other executive officers, and purports to be brought on behalf of a class of persons who acquired our securities between September 20, 2017 and September 12, 2018 and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Complaint alleges, among other things, that the defendants made materially false and misleading statements related to the efficacy and safety of our product, ONPATTRO. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a motion to dismiss the Complaint in its entirety on July 31, 2019.

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

15. DEFINED BENEFIT PLANS

We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The unfunded benefit obligation corresponds to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases and pension adjustments, offset by the fair value of the assets held by plan. The unfunded benefit obligation was approximately $4.0 million as of June 30, 2019 and is recorded in other liabilities on the condensed consolidated balance sheet. The unfunded benefit obligation as of December 31, 2018 and the total net periodic benefit cost for the three and six months ended June 30, 2019 and 2018 were not material.

16. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes in accumulated other comprehensive income (loss), by component, for the six months ended June 30, 2019 and 2018, in thousands:

	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(32,792)	$—	$(421)	$—	$(33,213)
Other comprehensive income (loss) before reclassifications	—	(4,282)	478	842	(2,962)
Amounts reclassified from other comprehensive income	—	—	344	—	344
Net other comprehensive income (loss)	—	(4,282)	822	842	(2,618)
Balance at June 30, 2019	$(32,792)	$(4,282)	$401	$842	$(35,831)

	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(32,792)	$—	$(1,641)	$—	$(34,433)
Other comprehensive income before reclassifications	—	—	69	—	69
Amounts reclassified from other comprehensive income	—	—	557	—	557
Net other comprehensive income	—	—	626	—	626
Balance at June 30, 2018	$(32,792)	$—	$(1,015)	$—	$(33,807)

Amounts reclassified out of accumulated other comprehensive income (loss) relate to settlements of debt securities and are recorded as interest income in the condensed consolidated statements of comprehensive loss.

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

Overview

We are a global commercial-stage biopharmaceutical company developing novel therapeutics based on RNA interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, and function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for disease-causing proteins, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients with genetic and other diseases. Our efforts to advance this revolutionary approach culminated with the approval in 2018 of the first ever RNAi therapeutic, ONPATTRO® (patisiran), for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults in the U.S. and for the treatment of hATTR amyloidosis in adult patients with Stage 1 or Stage 2 polyneuropathy in the European Union, or EU. In 2019 the Japanese Ministry of Health, Labour and Welfare approved ONPATTRO for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy and Health Canada approved ONPATTRO for the treatment of polyneuropathy in adult patients with hATTR amyloidosis.

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

We are committed to the advancement of our Alnylam 2020 strategy of building a multi-product, commercial biopharmaceutical company with a sustainable pipeline of RNAi therapeutics to address the needs of patients who have limited or inadequate treatment options. Specifically, our broad pipeline of investigational RNAi therapeutics is focused in four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases.  Following regulatory approval, we began selling ONPATTRO in the U.S. in August 2018 and in Germany in October 2018, and are now marketing ONPATTRO in several additional countries in Europe. Regulatory filings in additional markets in Europe and elsewhere are pending or are planned for the remainder of 2019 and beyond.

In addition to our first marketed product, we have five late-stage investigational programs advancing toward potential commercialization. Our most advanced investigational RNAi therapeutic, givosiran, targets aminolevulinic acid synthase 1, or ALAS1, for the treatment of patients with acute hepatic porphyria, or AHP. In mid-April 2019, we reported positive complete results from our ENVISION Phase 3 study of givosiran. Based on the positive ENVISION data, in June 2019 we submitted a new drug application, or NDA, and in August 2019, the United States Food and Drug Administration, or FDA, accepted our NDA and granted Priority Review for the NDA. The FDA has set an action date of February 4, 2020 under the Prescription Drug User Fee Act, or PDUFA, and has indicated that they are not currently planning an advisory committee meeting as part of the NDA review. Additionally, in July 2019, we filed a marketing authorisation application, or MAA, for givosiran. The European Medicines Agency, or EMA, has validated the MAA. Givosiran was previously granted an accelerated assessment by the EMA.

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

In April 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. The transaction closed in May 2019, at which time we received a $400.0 million upfront payment from Regeneron and Regeneron purchased $400.0 million of our common stock. Our Regeneron collaboration and the related stock purchase agreement are described in more detail below under the heading “Strategic Alliances.”

In January 2019, we sold 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of approximately $381.9 million.

We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At June 30, 2019, we had an accumulated deficit of $3.24 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including global operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We currently have programs focused on a number of therapeutic areas and, as noted above, in August 2018, received regulatory approval from the FDA and the European Commission, or EC, for our first product, ONPATTRO. As a result of the regulatory approval of ONPATTRO, we began to generate net revenues from product sales during the third quarter of 2018. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Sanofi Genzyme, Vir, and MDCO. In addition to revenues from the commercial sale of ONPATTRO and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances, including the Regeneron collaboration, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, and proceeds from the sale of equity or debt.

Research and Development

Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of clinical development programs, which includes multiple programs in late-stage development.

Our broad pipeline including one approved product and multiple investigational RNAi therapeutics is focused in four STArs: Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. The chart below is a summary of our product development programs as of July 31, 2019. It identifies those programs in which we have achieved human proof-of-concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, those programs for which we have received Breakthrough Therapy Designation from the FDA, the stage of our programs and our commercial rights to such programs:

During the second quarter of 2019 and recent period, we reported the following updates from ONPATTRO commercialization and our late-stage clinical programs:

Commercial

•

We achieved global ONPATTRO net product revenues for the second quarter of 2019 of $38.2 million, and continued the global regulatory process, receiving marketing authorization approvals for ONPATTRO in Japan and Canada.

Late-Stage Clinical Development

•

We continued to advance patisiran (the non-branded name for ONPATTRO) for the treatment of ATTR amyloidosis, and plan to initiate the APOLLO-B Phase 3 study in ATTR amyloidosis with cardiomyopathy in mid-2019.

•	We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis:
o	Continued enrollment in the HELIOS-A Phase 3 study of vutrisiran in hereditary ATTR amyloidosis patients with polyneuropathy; and
o

Obtained regulatory alignment on the design of the HELIOS-B Phase 3 study of vutrisiran in patients with both hereditary and wild-type ATTR amyloidosis cardiomyopathy, which we expect to initiate in late 2019.

•

We continued to advance givosiran, an investigational RNAi therapeutic in development for the treatment of AHP, and presented positive results from the ENVISION Phase 3 study. We also completed submissions of an NDA with the FDA and an MAA with the EMA for givosiran marketing approval, each of which was accepted for filing. The FDA granted our request for Priority Review and set a PDUFA date of February 4, 2020.

•	We continued to advance lumasiran, an investigational RNAi therapeutic in development for the treatment of PH1:

o

Completed enrollment in the ILLUMINATE-A Phase 3 study of lumasiran in PH1 patients six years of age or older with mild-to-moderate renal impairment, and remain on track to report results by year-end 2019; and

o	Initiated ILLUMINATE-B, a global Phase 3 pediatric study of lumasiran in PH1 patients under six years of age.
•

Our partner, MDCO, reported new results for inclisiran, an investigational RNAi therapeutic in development for the treatment of hypercholesterolemia, including interim results from the ongoing ORION-3 open label extension, or OLE, study in patients with atherosclerotic cardiovascular disease, or ASCVD, or ASCVD-risk equivalents and results from the ORION-2 and -7 studies in patients with homozygous familial hypercholesterolemia and in patients with renal impairment, respectively. In addition, MDCO announced that the Independent Data Monitoring Committee for ongoing inclisiran Phase 3 clinical trials (ORION 9, 10, and 11) completed its seventh planned review of safety and efficacy data from the ORION trials and recommended that the trials continue without modification.

•	Our partner, Sanofi Genzyme, reported new results for fitusiran, an investigational RNAi therapeutic in development for the treatment of hemophilia.

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

With respect to our CNS/Ocular Disease pipeline, in April 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing disease targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. In connection with the collaboration, which became effective in May 2019 upon the closing of the equity purchase, described below, Regeneron made a $400.0 million upfront payment to us and will pay up to an additional $200.0 million in milestone payments upon achievement of certain criteria during early clinical development for the eye and CNS programs. We, along with Regeneron, plan to advance programs directed to up to 30 targets during the initial five-year discovery period, which may be extended under certain circumstances for an additional two years. Regeneron has the option to extend the initial research term upon payment of a research term extension fee. For each program, Regeneron will provide us with $2.5 million in funding at program initiation and an additional $2.5 million at lead candidate identification, with the potential for approximately $30.0 million in annual discovery funding to us as the collaboration reaches steady state.

In conjunction with the collaboration agreement, Regeneron entered into a stock purchase agreement with us whereby Regeneron purchased 4,444,445 shares of our common stock for $400.0 million, at a price per share of $90.00, based on the volume-weighted average price over the fifteen-trading-day period preceding execution of the stock purchase agreement.

Please read Note 4 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a detailed description of the Regeneron collaboration.

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

Results of Operations

The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Revenues	$44,714	$29,907	$14,807	50%	$78,008	$51,806	$26,202	51%
Operating costs and expenses	280,985	222,261	58,724	26%	503,067	391,565	111,502	28%
Loss from operations	(236,271)	(192,354)	(43,917)	23%	(425,059)	(339,759)	(85,300)	25%
Net loss	$(219,481)	$(163,560)	$(55,921)	34%	$(401,396)	$(304,774)	$(96,622)	32%

Discussion of Results of Operations

Revenues

Total revenues (in thousands) consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Product revenues, net	$38,231	$—	$38,231	N/A	$64,522	$—	$64,522	N/A
Net revenue from collaborators	6,483	29,907	(23,424)	(78%)	13,486	51,806	(38,320)	(74%)
Total revenues	$44,714	$29,907	$14,807	50%	$78,008	$51,806	$26,202	51%

Product revenues, net

We began to record net product revenues following regulatory approval of ONPATTRO in the U.S. and EU in August 2018 and its subsequent commercial launch in the U.S. and in several countries in Europe during the third and fourth quarters of 2018, respectively.

Net product revenues of ONPATTRO (in thousands) consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
United States	$28,192	$—	$28,192	N/A	$46,952	$—	$46,952	N/A
Rest of World	10,039	—	10,039	N/A	17,570	—	17,570	N/A
Total product revenues, net	$38,231	$—	$38,231	N/A	$64,522	$—	$64,522	N/A

We expect net product revenues of ONPATTRO to increase for the remainder of 2019 as compared to 2018 primarily due to a full year of sales in 2019 and launches in additional geographies as we continue to execute on our global launch.

Net revenues from collaborators

Net revenues from collaborators (in thousands) consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Sanofi Genzyme	$4,383	$23,077	$(18,694)	(81%)	$8,500	$41,930	$(33,430)	(80%)
Vir	1,091	6,113	(5,022)	(82%)	2,019	7,356	(5,337)	(73%)
MDCO	—	662	(662)	(100%)	1,745	1,957	(212)	(11%)
Regeneron	700	—	700	N/A	700	—	700	N/A
Other	309	55	254	462%	522	563	(41)	(7%)
Total net revenues from collaborators	$6,483	$29,907	$(23,424)	(78%)	$13,486	$51,806	$(38,320)	(74%)

Net revenues from collaborators decreased during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 due primarily to a decrease in reimbursable activities in connection with our collaboration agreements with Sanofi Genzyme and Vir.

We expect net revenues from collaborators to increase during the remainder of 2019 primarily due to the Regeneron collaboration agreement.

Operating costs and expenses

Operating costs and expenses (in thousands) consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Cost of goods sold	$4,326	$—	$4,326	N/A	$7,673	$—	$7,673	N/A
Research and development	163,890	137,582	26,308	19%	293,017	234,439	58,578	25%
Selling, general and administrative	112,769	84,679	28,090	33%	202,377	157,126	45,251	29%
Total operating costs and expenses	$280,985	$222,261	$58,724	26%	$503,067	$391,565	$111,502	28%

Cost of Goods Sold. Cost of goods sold includes the cost of producing and distributing inventories that are related to ONPATTRO product revenues and third-party royalties. We began capitalizing ONPATTRO inventory during the third quarter of 2018 in connection with FDA approval and based upon our expectation that these costs are recoverable through commercialization of ONPATTRO. Prior to the capitalization of ONPATTRO inventory (zero-cost inventory), costs were recorded as research and development expenses in our condensed consolidated statements of comprehensive loss. The cost of goods sold during the three and six months ended June 30, 2019 only reflects a portion of the manufacturing cost of ONPATTRO and third-party royalties.  At June 30, 2019, we expect to continue selling zero-cost inventory over the next nine to 12 months. We estimate cost of goods sold as a percentage of ONPATTRO product revenues, net will be in the mid- to high teens subsequent to the utilization of our zero-cost inventory.

We expect that cost of goods sold will increase during the remainder of 2019 as compared to 2018 primarily as a result of an expected increase in ONPATTRO sales.

Research and development.  Research and development expenses (in thousands) consist on the following:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Research and development
Compensation and related	$35,310	$30,179	$5,131	17%	$71,687	$60,445	$11,242	19%
Clinical trial	29,547	23,669	5,878	25%	50,782	43,804	6,978	16%
Manufacturing	22,499	38,974	(16,475)	(42%)	35,865	49,732	(13,867)	(28%)
Stock-based compensation	15,282	11,616	3,666	32%	31,407	21,753	9,654	44%
External services	17,078	12,257	4,821	39%	30,608	25,347	5,261	21%
License Fees	20,231	1,103	19,128	1734%	27,831	1,103	26,728	2423%
Facilities-related	13,178	10,682	2,496	23%	25,405	18,235	7,170	39%
Lab supplies, materials, and other	10,765	9,102	1,663	18%	19,432	14,020	5,412	39%
Total research and development expenses	$163,890	$137,582	$26,308	19%	$293,017	$234,439	$58,578	25%

Research and development expenses increased during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 due to increased license fees related to our collaboration agreement with Regeneron and increased clinical trials and external services expenses as a result of increased preclinical and clinical services related to the advancement of our early and late stage programs to support our Alnylam 2020 strategy, as well as increased compensation and related expenses, including stock-based compensation, and facilities-related expenses, in each case as a result of growth in headcount to support our goals for 2020. In addition, research and development expenses increased due to an increase in stock-based compensation expense related to the accounting for performance-based stock awards as a result of the commercial launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study. The increase in research and development expenses during the three and six months ended June 30, 2019 was offset by a decrease in manufacturing expenses related to a reduction in batches of drug substance and raw materials.

During the three and six months ended June 30, 2019 and 2018, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and manufacturing services. The following table summarizes the expenses incurred under our collaboration agreements by collaboration partner for the periods indicated, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sanofi Genzyme	$3,060	$19,647	$8,080	$33,352
MDCO	75	—	1,747	641
Vir	471	11,940	1,130	13,382
Regeneron	991	—	991	—
Total	$4,597	$31,587	$11,948	$47,375

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

Selling, general and administrative.  Selling, general and administrative expenses (in thousands) consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Selling, general and administrative
Compensation and related	$40,592	$26,240	$14,352	55%	$70,715	$49,851	$20,864	42%
Consulting and professional services	34,811	32,768	2,043	6%	60,637	63,198	(2,561)	(4%)
Stock-based compensation	15,321	10,625	4,696	44%	31,228	20,072	11,156	56%
Facilities-related	8,907	6,624	2,283	34%	17,065	10,179	6,886	68%
Other	13,138	8,422	4,716	56%	22,732	13,826	8,906	64%
Total general and administrative expenses	$112,769	$84,679	$28,090	33%	$202,377	$157,126	$45,251	29%

Selling, general and administrative expenses increased during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 due primarily to an increase in commercial and medical affairs headcount and commercial-related services to support corporate growth and the continued global launch of ONPATTRO. In addition, selling, general and administrative expenses increased due to an increase in stock-based compensation expense related to growth in headcount and the vesting of performance-based stock awards as a result of the commercial launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study.

We expect that selling, general and administrative expenses will increase during the remainder of 2019 as compared to 2018 as we continue to grow our operations, including the continued build-out of our global commercial infrastructure to support ONPATTRO and preparation for additional potential product launches, including the potential launch of givosiran in 2020, but expect that stock-based compensation expenses will be variable due to our determination regarding the probability of vesting for performance-based awards.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Six Months Ended June 30,
	2019	2018
Net loss	$(401,396)	$(304,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	78,023	37,524
Changes in operating assets and liabilities	423,558	8,899
Net cash provided by (used in) operating activities	100,185	(258,351)
Net cash used in investing activities	(186,750)	(72,193)
Net cash provided by financing activities	803,541	47,103
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	716,973	(283,441)
Cash, cash equivalents and restricted cash, beginning of period	422,631	646,832
Cash, cash equivalents and restricted cash, end of period	$1,139,604	$363,391

Since we commenced operations in 2002, we have generated significant losses. At June 30, 2019, we had an accumulated deficit of $3.24 billion. At June 30, 2019, we had cash, cash equivalents and marketable debt securities of $1.93 billion, compared to $1.08 billion at December 31, 2018.

In January 2019, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of $381.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses of $5.6 million.

In connection with our strategic collaboration with Regeneron which closed in May 2019, Regeneron made a $400.0 million upfront payment to us.  In addition, Regeneron purchased $400.0 million of our common stock at a price per share of $90.00 (4.44 million shares).

We invest primarily in money market funds, U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, certificates of deposit and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. Our investment objectives are, primarily, to assure liquidity and preservation of capital and, secondarily, to obtain investment income. All of our investments in marketable debt securities are recorded at fair value and are available-for-sale. Fair value is determined based on quoted market prices and models using observable data inputs. We have not recorded any impairment charges to our marketable debt securities during the six months ended June 30, 2019 and 2018.

Operating activities

Cash provided by operating activities increased during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to a $400.0 million upfront payment received from our strategic collaboration with Regeneron in May 2019 and an increase in revenues due to approval of ONPATTRO in the third quarter of 2018, offset by an increase in our net loss attributable to increased operating expenses to support overall growth.

We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception and we expect that we will continue to require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to execute on our Alnylam 2020 strategy through the advancement of our research, development, pre-commercial and commercial initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of net product revenues and expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research, development and commercialization efforts.

Investing activities

For the six months ended June 30, 2019 and 2018, net cash used in investing activities included activities related to our marketable debt securities in accordance with management of our liquidity needs and purchases of property, plant and equipment of $65.3 million and $44.0 million, respectively, primarily in connection with construction of our drug substance manufacturing facility.

Financing activities

For the six months ended June 30, 2019, net cash of $803.5 million provided by financing activities was due primarily to proceeds of $400.0 million received from our issuance of common stock to Regeneron and $381.9 million received from our January 2019 underwritten public offering and proceeds received from the issuance of common stock in connection with stock option exercises. For the six months ended June 30, 2018, net cash of $47.1 million provided by financing activities was due primarily to proceeds received from the issuance of common stock in connection with stock option exercises.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt securities at June 30, 2019, together with the cash we expect to generate from product sales and under our current alliances, including our recent collaboration with Regeneron, will be sufficient to enable us to advance our Alnylam 2020 strategy for multiple years from the filing of this quarterly report on Form 10-Q. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.

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

•	our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost-effective manner;
•	our ability to manufacture, or contract with third-parties for the manufacture of, our product candidates for clinical testing and commercial sale;
•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•	the timing, receipt and amount of sales and royalties, if any, from ONPATTRO and our other potential products, including givosiran.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research, development and commercial activities. Our marketable debt securities consist of primarily U.S. government-sponsored enterprise securities, U.S. treasury securities, high-grade corporate notes, and commercial paper. Corporate notes may also include foreign bonds denominated in U.S. dollars. All of our investments in debt securities are classified as available-for-sale and are recorded at fair value. Our available-for-sale investments in debt securities are sensitive to changes in interest rates and changes in the credit ratings of the issuers. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. If market interest rates were to increase immediately and uniformly by 50 basis points, or one-half of a percentage point, from levels at June 30, 2019, the net fair value of our interest-sensitive financial instruments would have resulted in a hypothetical decline of $1.4 million. We currently do not seek to hedge this exposure to fluctuations in interest rates. A downgrade in the credit rating of an issuer of a debt security or further deterioration of the credit markets could result in a decline in the fair value of the debt instruments. Our investment guidelines prohibit investment in auction rate securities and we do not believe we have any direct exposure to losses relating from mortgage-based securities or derivatives related thereto such as credit-default swaps. As we build our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Swiss Franc and British Pound against the U.S. dollar. We will continue to evaluate strategies to mitigate foreign exchange risk, including the implementation of a foreign currency hedging program. Historically, foreign currency fluctuations have not been material. We did not record any impairment charges to our marketable debt securities during the six months ended June 30, 2019.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and senior vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and senior vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the six months ended June 30, 2019, we implemented certain internal controls as a result of our adoption of the new lease standard on January 1, 2019. There were no other changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2018, the FDA approved ONPATTRO (patisiran) lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults in the U.S., and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy in the EU. While we have launched ONPATTRO in the U.S., Japan, Canada and in several countries in Europe, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several product candidates in late-stage clinical development, including givosiran, which is under review by the FDA and MAA for marketing approval. To execute our business plan, in addition to successfully marketing and selling ONPATTRO, we will need to successfully:

•	execute product development activities using new technologies related to both RNAi and to the delivery of siRNAs to the relevant tissues and cells;
•	build and maintain a strong intellectual property portfolio;
•

gain regulatory acceptance for the development and commercialization of our product candidates and market success for ONPATTRO, as well as any other products we commercialize, including, in each case, givosiran;

•	attract and retain customers for our products;
•	develop and maintain successful strategic alliances; and
•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, commercialize ONPATTRO or any future products, including givosiran, raise capital, expand our business or continue our operations.

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

Relatively few product candidates based on these discoveries have ever been tested in humans. We have spent and expect to continue to spend large amounts of money developing siRNAs that possess the properties typically required of drugs, and to date, we have received regulatory approval for one product. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, in October 2016, we discontinued development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of patients with cardiomyopathy due to hATTR amyloidosis, due to safety concerns. We conducted a comprehensive evaluation of the revusiran data and reported the results of this evaluation in August 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study. Although we received regulatory approval for ONPATTRO in the U.S., EU, Japan and Canada, if we do not succeed in developing multiple products that gain regulatory approval and succeed in the marketplace, we may not become profitable and the value of our common stock could decline.

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

We have experienced significant operating losses since our inception. At June 30, 2019, we had an accumulated deficit of $3.24 billion. Although we have launched ONPATTRO in the U.S., Japan, Canada and several countries in Europe, and expect to launch in additional countries during the remainder of 2019, we may never attain profitability or positive cash flow from operations. For the three and six months ended June 30, 2019, we recognized $38.2 million and $64.5 million in net product revenues from sales of ONPATTRO, respectively. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. In addition to revenues derived from sales of ONPATTRO, and other product candidates that achieve regulatory approval, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.

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

•	our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost-effective manner;
•	our ability to manufacture, or contract with third parties for the manufacture of, our product candidates for clinical testing and commercial sale;
•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;
•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•	the timing, receipt and amount of sales and royalties, if any, from ONPATTRO and our other potential products, including givosiran.

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

At June 30, 2019, we had $1.93 billion in cash, cash equivalents and marketable debt securities, excluding the $44.8 million of restricted investments related to our cash collateral of $30.0 million under our term loan agreement and $14.8 million security deposit for 675 West Kendall Street, Cambridge, Massachusetts. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We are continuing to advance our sales and distribution capabilities and also have newly established capabilities for marketing, sales and market access, as well as limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014. In January 2018, we and Sanofi Genzyme amended our 2014 collaboration to provide that we would develop and commercialize ONPATTRO and vutrisiran globally and Sanofi Genzyme would develop and commercialize fitusiran globally. In April 2019, we and Sanofi Genzyme further amended our 2014 collaboration and agreed to conclude the research and option phase under the 2014 collaboration. The material collaboration terms for ONPATTRO, vutrisiran and fitusiran, as previously announced, will continue unchanged. With respect to our Cardio-Metabolic Disease pipeline, we intend to seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or we may structure as global alliances, as we did in our collaboration with MDCO to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection. With respect to our CNS/Ocular Disease pipeline, in April 2019, we announced a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver.  The Regeneron collaboration became effective in the second quarter of 2019.

In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Sanofi Genzyme for the development and commercialization of fitusiran worldwide, (ii) MDCO for all future development and commercialization of inclisiran worldwide, and (iii) Regeneron for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.

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

We have limited manufacturing experience. In order to continue to commercialize ONPATTRO, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, including givosiran, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practice, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we are constructing a cGMP manufacturing facility for drug substance for clinical and commercial use.

We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and finished product we will require for any clinical trials that we initiate and to support the commercial launch of ONPATTRO and any of our other product candidates, including givosiran. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of contract manufacturing organizations, or CMOs, for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing services agreement with Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our product candidates in clinical development, as well as other products the parties may agree upon in the future. We currently rely on Agilent to supply the active pharmaceutical ingredient to support the commercial supply of ONPATTRO and in March 2018, we entered into a manufacturing services agreement with Agilent for such commercial supply. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CMO’s facility and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are developing our own capabilities to manufacture drug substance for clinical and commercial use.

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

The manufacturing process for ONPATTRO and any other products that we may develop, including givosiran, is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, including givosiran, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs and the needs of our collaborators, who we have, in some instances, the obligation to supply. If we are unable to obtain or maintain CMOs for our product candidates, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.

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

If we are unable to continue to develop and scale our own global sales, marketing and distribution capabilities for ONPATTRO and any future products, including givosiran, if approved, we will not be able to successfully commercialize our products without reliance on third parties.

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

We have grown our workforce significantly over the past several years and anticipate continuing to add a significant number of additional employees as we focus on achieving our Alnylam 2020 strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may experience disappointing results in a clinical program and our stock price may decline as a result, as was the case following our decision in October 2016 to discontinue our revusiran program, and, to less of an extent, following our temporary suspension of dosing in our fitusiran program in September 2017. As a result, we may face additional challenges in attracting and retaining employees. In addition, we may not be successful commercializing our first product and as a result, we may be unable to attract and retain highly qualified sales and marketing professionals to support ONPATTRO and our future products, if approved, including givosiran. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and global commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.

We may have difficulty expanding our operations successfully as we evolve from a U.S.- and EU-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.

As we continue the commercial launch of ONPATTRO and increase the number of product candidates we are developing, we will also need to expand our operations in the U.S. and continue to build operations in the EU and other geographies, including Japan and Latin America. In August 2018, we received regulatory approval for ONPATTRO in the U.S. and EU, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we now have global development and commercialization rights for ONPATTRO. We also received regulatory approval in Canada and Japan in June 2019, have filed for regulatory approval in Switzerland, and plan to file for additional regulatory approvals in additional countries throughout 2019.

As noted above, we grew our workforce significantly from 2016 through 2018, and anticipate continuing to hire additional employees in the second half of 2019, including employees in the EU, Japan and other territories, as we focus on the commercialization of ONPATTRO and achieving our Alnylam 2020 strategy. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our operations in the U.S., the EU, Japan and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we will need to continue to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat, and we are utilizing what we believe is appropriate social media in connection with our commercialization efforts for ONPATTRO and, we intend to do the same for our future products, if approved, including givosiran. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable AE reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. For example, in October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including several internal programs and two partnered programs currently in Phase 3 development, as well as several earlier stage clinical programs. In April 2019, we reported positive complete results from our ENVISION Phase 3 clinical trial for givosiran, an investigational RNAi therapeutic targeting ALAS1 in development for the treatment of AHP, and we filed an NDA in June 2019, which was accepted by the FDA and granted Priority Review, and an MAA in July 2019, which was validated by the EMA and granted an accelerated assessment. However, we may not be able to further advance this or any other product candidate through clinical trials and regulatory approval.

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

Because the drugs we are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, or treatments in development which are approved by the time we apply for approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. In June 2019 we submitted an NDA for marketing approval for givosiran, which was accepted by the FDA in August 2019. The FDA has set a PDUFA date of February 4, 2020 and has indicated that they are not currently planning an advisory committee meeting as part of the NDA review. Additionally, in July 2019, we filed a MAA for givosiran. The EMA has validated the MAA and granted an accelerated assessment for givosiran. Any delay in the review or potential approval of givosiran by the FDA or EMA would adversely impact our business.

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

Following any initial regulatory approval of drugs we or our partners may develop, including ONPATTRO, which was approved in the U.S. and EU in August 2018, and in several other geographies during 2019, including Japan and Canada, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of ONPATTRO or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO, as well as any regulatory approvals we receive for any other product candidates, including givosiran, may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

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

The CMO and manufacturing facilities we use to make ONPATTRO and certain of our current product candidates, including our Cambridge facility, our future Norton facility, and Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility were subject to regulatory inspection by the FDA, the EMA and potentially other regulatory authorities in connection with the review of our NDA and MAA for ONPATTRO, and may be subject to similar inspection in connection with any subsequent applications for regulatory approval of ONPATTRO filed in other territories or in connection with the pending FDA and EMA regulatory applications for givosiran. The discovery of any new or previously unknown problems with our facilities or our CMOs, or our or their manufacturing processes or facilities, may result in restrictions on the drug or CMO or facility, including delay in approval or, in the future, withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we are constructing a cGMP manufacturing facility for drug substance for clinical and commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the CMO for regulatory compliance.

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

For example, ONPATTRO utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, or which may not compete with other available options, including inotersen, marketed by Akcea Therapeutics Inc., or Akcea, which is administered subcutaneously, or tafamidis, marketed by Pfizer, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.

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

If our operations are found to be in violation of any of the aforementioned requirements, we may be subject to penalties, including civil or criminal penalties, criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, or the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, any of which could adversely affect our financial results. We are continuing to establish our global compliance infrastructure following the launch of ONPATTRO in the U.S. and EU in 2018, in Canada and Japan in 2019, and as we prepare for the launch in additional countries, assuming regulatory approvals. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are actively monitoring these regulations as we market and sell ONPATTRO in the U.S., EU, Japan and Canada and as several of our other programs move through late stages of development, however, a number of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for such programs for a number of years. We might obtain regulatory approval for a product, including ONPATTRO, in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

Our ability to commercialize ONPATTRO or any future products, including givosiran, successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. ONPATTRO and other products for which we are able to obtain marketing approval, including givosiran, may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell ONPATTRO or any future products, including givosiran, on a competitive basis. Increasingly, the third-party payors who pay for or reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into more than ten value-based agreements and are negotiating additional value-based agreements for ONPATTRO with certain private health insurers. The goal of these agreements is to ensure that we are paid based on the ability of ONPATTRO to deliver results in the real world setting comparable to those demonstrated in clinical trials. Partnering with payers on these agreements is intended to provide more certainty to them for their investment, and help accelerate coverage decisions for patients. The agreements are structured to link ONPATTRO’s performance in real-world use to financial terms. If the price we are able to charge for ONPATTRO or any other products we develop, including givosiran, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.2 percent currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.

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

There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution or that covers a particular provider’s cost of acquiring the drug. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage or adequate reimbursement rates from both government-funded and private payors for ONPATTRO or other new drugs that we develop, including givosiran, and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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

A number of other legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed or enacted in recent months and years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted in 2003 and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the U.S. in 2010. These developments could, directly or indirectly, affect our ability to sell ONPATTRO or future products, if approved, including givosiran, at a favorable price.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ONPATTRO or any of our product candidates for which we may obtain regulatory approval, including givosiran, or the frequency with which ONPATTRO or any future product, including givosiran, is prescribed or used.

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

The costs of prescription pharmaceuticals in the U.S. has also been the subject of considerable discussion in the U.S., and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it was considering issuing a proposed rule in the spring of 2019 on a model called the International Pricing Index, with a potential start in the spring of 2020. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program, as an alternative to current “buy and bill” payment methods for Part B drugs. Such a proposed rule could limit our product pricing and have material adverse effects on our business.

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

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from ONPATTRO or other product candidates that we may successfully develop and for which we may obtain regulatory approval, including givosiran, and may affect our overall financial condition and ability to develop drug candidates.

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

In some countries, including Member States of the EU, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of a product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of ONPATTRO or any future products, including givosiran, in those countries would be negatively affected.

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

If other federal spending is reduced, any budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell ONPATTRO and any other products we may develop, including givosiran.

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

As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, re-examination and opposition proceedings, as well as inter partes and post-grant review proceedings introduced by provisions of the America Invents Act, which became available to third party challengers on September 16, 2012, in various patent offices relating to patent rights in the RNAi field. For example, various third parties have initiated oppositions to patents in our McSwiggen, Kreutzer-Limmer and Tuschl II series in the European Patent Office, or EPO, and in other jurisdictions. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi.

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

Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, we could incur significant costs and/or disruption to our business and distraction of our management defending against any breach of such licenses alleged by the licensor. For example, in June 2018, Ionis sent us a notice claiming that it is owed payments under our second amended and restated strategic collaboration and license agreement as a result of the January 2018 amendment of our collaboration agreement with Sanofi Genzyme and the related Exclusive TTR License and AT3 License Terms. Ionis claims it is owed technology access fees based on rights granted and amounts paid to us in connection with the Sanofi Genzyme restructuring. In November 2018, we received notice that Ionis had filed a Demand for Arbitration with the Boston office of the American Arbitration Association against us, asserting, among other things, breach of contract. In December 2018, we filed our answer to Ionis’s Demand for Arbitration, denying any liability to Ionis and the matter is currently in the discovery phase. The arbitration has been set for a five-day hearing in the first half of 2020. While we dispute that additional technology access fees are owed to Ionis, there can be no assurance that we will resolve this matter favorably or that it will not have a material adverse impact on our future results of operations.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, which is now approved in the U.S., Europe and certain other countries outside the U.S., and inotersen, developed by Ionis and licensed to Akcea, which is now approved in the U.S., the EU and Canada, as well as product candidates in various stages of clinical development, including an additional investigational drug being developed by Ionis. In addition, in August 2018, Pfizer announced the primary results from a Phase 3 study of tafamidis in patients with TTR cardiomyopathy. In June 2017 and May 2018, respectively, the FDA granted Fast Track and Breakthrough Therapy designations for tafamidis for TTR amyloid cardiomyopathy, and approved tafamidis for the treatment of the cardiomyopathy of wild-type or hereditary ATTR in May 2019. In March 2018, the Ministry of Labor Health and Welfare in Japan granted SAKIGAKE designation to tafamidis for this indication and in March 2019, Pfizer announced the additions of wild-type and mutant indications in Japan for TTR amyloid cardiomyopathy. Finally, we are aware that Eidos Therapeutics, Inc., or Eidos, initiated a Phase 3 clinical trial of AG10, a TTR stabilizer, in ATTR-CM in February 2019. Eidos also plans to initiate a Phase 3 clinical trial of AG10 in ATTR-PN patients in the second half of 2019. While we believe that ONPATTRO will have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.

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

For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York, entitled Caryl Hull Leavitt v. Alnylam Pharmaceuticals, Inc., et. al., Case No. 18-CV-8845. The complaint, as further amended, alleges that we and our Chief Executive Officer, Chief Financial Officer and certain of our other executive officers violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 20, 2017 and September 12, 2018. We believe that the allegations contained in the Complaint are without merit and intend to defend the case vigorously. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

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

A small number of our stockholders beneficially own a substantial amount of our common stock. As of June 30, 2019, our six largest stockholders beneficially owned in excess of 50 percent of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

Regeneron’s ownership of our common stock could delay or prevent a change in corporate control.

As of May 21, 2019, the closing date of the stock purchase in connection with the 2019 Regeneron collaboration, Regeneron holds approximately 4% of our outstanding common stock and has the right to increase its ownership up to 30 percent. This concentration of ownership could harm the market price of our common stock in the future by:

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

ITEM 6. EXHIBITS.

3.1

Restated Certificate of Incorporation of Alnylam Pharmaceuticals, Inc. (filed as Exhibit 3.1C to the Registrant’s Current Report on Form 8-K filed on April 26, 2019 (File No. 001-36407) and incorporated herein by reference).

3.2

Amendment No. 3 to Amended and Restated Bylaws, as amended, of Alnylam Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2019 (File No. 001-36407) and incorporated herein by reference).

10.1*#	2018 Stock Incentive Plan, as amended.

10.2*#	Form of Ex-US Restricted/Performance Stock Unit Award Agreement under 2018 Stock Incentive Plan, as amended.

10.3†#

Amendment No. 3 entered into as of April 8, 2019 to the Master Collaboration Agreement dated as of January 11, 2014, as amended by Amendment No. 1 and Amendment No. 2, including certain Regional, Global and Co-Co License Terms attached thereto, by and between the Registrant and Genzyme Corporation.

10.4†#	Amended and Restated ALN-AT3 Global License Terms entered into as of April 8, 2019 by and between the Registrant and Genzyme Corporation.

10.5†#	Amended and Restated Investor Agreement dated as of April 8, 2019 by and between the Registrant and Genzyme Corporation.

10.6#	Stock Purchase Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc.

10.7†#	Investor Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc.

10.8†#

Master Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc., including the Form of Co-Co Collaboration Agreement and Form of License Agreement included as exhibits thereto.

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

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Management contracts or compensatory plans or arrangements.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 6, 2019	/s/ John M. Maraganore
John M. Maraganore, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	/s/ Manmeet S. Soni
Manmeet S. Soni
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)