Form 10-Q
period 2019-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2019-10-31
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 001-36407
__________________________________________
ALNYLAM PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0602661 (I.R.S. Employer Identification No.)

675 West Kendall Street, Henri A. Termeer Square Cambridge, MA (Address of Principal Executive Offices)	02142 (Zip Code)
(617) 551-8200
(Registrant’s Telephone Number, Including Area Code)
__________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At October 25, 2019, the registrant had 111,489,744 shares of Common Stock, $0.01 par value per share, outstanding.

“Alnylam,” ONPATTRO®, Alnylam Act® and Alnylam Assist® are registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$923,304	$420,146
Marketable debt securities	797,754	662,803
Accounts receivable, net	48,109	18,760
Inventory	54,562	24,068
Prepaid expenses and other current assets	73,536	74,919
Total current assets	1,897,265	1,200,696
Property, plant and equipment, net	396,456	320,658
Operating lease right-of-use assets	223,444	—
Restricted investments	14,825	44,825
Other assets	9,632	8,623
Total assets	$2,541,622	$1,574,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,392	$59,708
Accrued expenses	177,948	112,719
Operating lease liability	28,165	—
Deferred rent	—	3,571
Deferred revenue	107,359	3,496
Total current liabilities	352,864	179,494
Operating lease liability, net of current portion	276,456	—
Deferred rent, net of current portion	—	57,920
Deferred revenue, net of current portion	296,179	458
Long-term debt	—	30,000
Other liabilities	9,036	4,965
Total liabilities	934,535	272,837
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 250,000 and 125,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 111,325 shares issued and outstanding as of September 30, 2019; 101,177 shares issued and outstanding as of December 31, 2018	1,113	1,011
Additional paid-in capital	5,091,248	4,175,139
Accumulated other comprehensive loss	(34,371)	(33,213)
Accumulated deficit	(3,450,903)	(2,840,972)
Total stockholders’ equity	1,607,087	1,301,965
Total liabilities and stockholders’ equity	$2,541,622	$1,574,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product revenues, net	$46,066	$460	$110,588	$460
Net revenue from collaborators	23,995	1,609	37,481	53,415
Total revenues	70,061	2,069	148,069	53,875
Costs and expenses:
Cost of goods sold	5,213	137	12,886	137
Research and development	160,796	139,945	453,813	374,384
Selling, general and administrative	120,351	116,545	322,728	273,671
Total costs and expenses	286,360	256,627	789,427	648,192
Loss from operations	(216,299)	(254,558)	(641,358)	(594,317)
Other income (expense):
Interest income	9,889	6,796	26,195	18,691
Other (expense) income	(2,519)	2,925	(2,929)	5,468
Change in fair value of liability obligation	—	—	9,422	—
Gain on litigation settlement	—	—	—	20,564
Total other income	7,370	9,721	32,688	44,723
Loss before income taxes	(208,929)	(244,837)	(608,670)	(549,594)
Benefit (provision) for income taxes	394	(445)	(1,261)	(462)
Net loss	$(208,535)	$(245,282)	$(609,931)	$(550,056)
Net loss per common share - basic and diluted	$(1.92)	$(2.43)	$(5.63)	$(5.48)
Weighted-average common shares used to compute basic and diluted net loss per common share	108,701	100,783	108,427	100,430
Comprehensive loss:
Net loss	$(208,535)	$(245,282)	$(609,931)	$(550,056)
Unrealized (loss) gain on marketable securities, net of tax	(50)	415	772	1,041
Foreign currency translation	1,439	—	2,281	—
Defined benefit pension plans	71	—	(4,211)	—
Comprehensive loss	$(207,075)	$(244,867)	$(611,089)	$(549,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	101,177	$1,011	$4,175,139	$(33,213)	$(2,840,972)	$1,301,965
Exercise of common stock options, net of tax withholdings	207	3	11,406	—	—	11,409
Issuance of common stock under equity plans	4	—	(58)	—	—	(58)
Issuance of common stock under benefit plans	12	—	784	—	—	784
Issuance of common stock, net of offering costs	5,000	50	381,850	—	—	381,900
Stock-based compensation expense related to equity-classified awards	—	—	32,541	—	—	32,541
Other comprehensive gain, net of tax	—	—	—	360	—	360
Net loss	—	—	—	—	(181,915)	(181,915)
Balance as of March 31, 2019	106,400	1,064	4,601,662	(32,853)	(3,022,887)	1,546,986
Exercise of common stock options, net of tax withholdings	203	2	6,180	—	—	6,182
Issuance of common stock under equity plans	55	—	4,022	—	—	4,022
Issuance of common stock under benefit plans	12	—	1,089	—	—	1,089
Issuance of common stock, net of offering costs	4,444	44	390,533	—	—	390,577
Stock-based compensation expense related to equity-classified awards	—	—	30,798	—	—	30,798
Other comprehensive loss, net of tax	—	—	—	(2,978)	—	(2,978)
Net loss	—	—	—	—	(219,481)	(219,481)
Balance as of June 30, 2019	111,114	1,110	5,034,284	(35,831)	(3,242,368)	1,757,195
Exercise of common stock options, net of tax withholdings	191	2	9,298	—	—	9,300
Issuance of common stock under equity plans	6	—	—	—	—	—
Issuance of common stock under benefit plans	14	1	1,001	—	—	1,002
Stock-based compensation expense related to equity-classified awards	—	—	46,665	—	—	46,665
Other comprehensive gain, net of tax	—	—	—	1,460	—	1,460
Net loss	—	—	—	—	(208,535)	(208,535)
Balance as of September 30, 2019	111,325	$1,113	$5,091,248	$(34,371)	$(3,450,903)	$1,607,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	99,667	$997	$3,947,552	$(34,433)	$(2,147,685)	$1,766,431
Cumulative effect adjustment from the adoption of new revenue standard	—	—	—	—	68,210	68,210
Exercise of common stock options, net of tax withholdings	795	8	41,882	—	—	41,890
Issuance of common stock under equity plans	2	—	(123)	—	—	(123)
Issuance of common stock under benefit plans	4	—	568	—	—	568
Stock-based compensation expense related to equity-classified awards	—	—	19,463	—	—	19,463
Other comprehensive loss, net of tax	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	(141,214)	(141,214)
Balance as of March 31, 2018	100,468	1,005	4,009,342	(34,853)	(2,220,689)	1,754,805
Exercise of common stock options, net of tax withholdings	53	—	2,561	—	—	2,561
Issuance of common stock under equity plans	41	—	3,124	—	—	3,124
Issuance of common stock under benefit plans	7	—	829	—	—	829
Stock-based compensation expense related to equity-classified awards	—	—	21,997	—	—	21,997
Other comprehensive gain, net of tax	—	—	—	1,046	—	1,046
Net loss	—	—	—	—	(163,560)	(163,560)
Balance as of June 30, 2018	100,569	1,005	4,037,853	(33,807)	(2,384,249)	1,620,802
Exercise of common stock options, net of tax withholdings	261	3	13,494	—	—	13,497
Issuance of common stock under equity plans	130	1	(546)	—	—	(545)
Issuance of common stock under benefit plans	8	—	820	—	—	820
Stock-based compensation expense related to equity-classified awards	—	—	88,412	—	—	88,412
Other comprehensive gain, net of tax	—	—	—	415	—	415
Net loss	—	—	—	—	(245,282)	(245,282)
Balance as of September 30, 2018	100,968	$1,009	$4,140,033	$(33,392)	$(2,629,531)	$1,478,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(609,931)	$(550,056)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, net	11,733	5,822
Amortization and interest accretion related to operating leases	27,873	—
Stock-based compensation	108,644	129,779
Gain on litigation settlement	—	(10,000)
Charge for 401(k) company stock match	3,268	3,612
Change in fair value of liability obligation	(9,422)	—
Other	(4,415)	(2,163)
Changes in operating assets and liabilities:
Accounts receivable, net	(29,717)	30,640
Proceeds from landlord lease incentive for tenant improvements	29,064	11,597
Inventory	(28,095)	(10,354)
Prepaid expenses and other assets	(13,662)	(34,125)
Accounts payable	(3,719)	(650)
Accrued expenses and other liabilities	36,348	25,242
Deferred revenue	399,584	(11,503)
Net cash used in operating activities	(82,447)	(412,159)
Cash flows from investing activities:
Purchases of property, plant and equipment	(101,351)	(89,374)
Purchases of restricted investments	—	(14,825)
Proceeds from maturity of restricted investments	30,000	—
Purchases of marketable debt securities	(1,445,632)	(992,385)
Sales and maturities of marketable securities	1,320,156	1,120,565
Net cash (used in) provided by investing activities	(196,827)	23,981
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	30,942	60,092
Repayment of term loan	(30,000)	—
Offering proceeds, net of costs	381,900	—
Proceeds from issuance of common stock to Regeneron	400,000	—
Net cash provided by financing activities	782,842	60,092
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(449)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	503,119	(328,086)
Cash, cash equivalents and restricted cash, beginning of period	422,631	646,832
Cash, cash equivalents and restricted cash, end of period	$925,750	$318,746
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$18,923	$19,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, we, our or us) commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on RNA interference, or RNAi. We are committed to the advancement of our company strategy of building a multi-product, commercial biopharmaceutical company with a sustainable pipeline of RNAi therapeutics to address the needs of patients who have limited or inadequate treatment options. Since inception, we have focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic alliances with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic partners. We have devoted substantially all of our efforts to business planning, research, development, manufacturing and early commercial efforts, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital. In August 2018, we received approval for ONPATTRO® (patisiran), our first product, from the United States Food and Drug Administration and began commercializing and generating product revenues in the U.S. In October 2018, we began commercializing and generating product revenues outside of the U.S. and, as of September 30, 2019, we have launched ONPATTRO in Japan, Canada and in several countries in Europe. Regulatory filings in additional markets in Europe and elsewhere are pending or planned for the remainder of 2019 and beyond.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt securities as of September 30, 2019, together with the cash we expect to generate from product sales and under our alliances, will be sufficient to enable us to advance our Alnylam 2020 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The adoption of ASC 842 had a material impact on our condensed consolidated balance sheet as the standard requires us to measure and recognize a right of use asset and lease liability. As most leases do not provide an implicit rate, our incremental borrowing rate was determined based on the information available at the date of adoption to measure our lease liability. Costs determined to be variable and not based on an index or rate were not included in the measurement of the lease liability. We recognized approximately $290.0 million of operating lease liabilities and approximately $230.0 million of operating lease right-of-use assets on our condensed consolidated balance sheet as of January 1, 2019, which are presented as separate line items on the condensed consolidated balance sheet. Had we not adopted the new leasing standard, we would not have had operating lease right-of-use assets or operating lease liabilities on our condensed consolidated balance sheet. The adoption of the standard did not have a material impact on our condensed consolidated statement of comprehensive income.
In June 2016, the FASB issued a new standard which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard is effective for interim and annual periods beginning after December 15, 2019, however, early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact this guidance could have on our condensed consolidated financial statements and related disclosures.
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
In August 2018, the FASB issued new accounting guidance to clarify the accounting for implementation costs in cloud computing arrangements (hosting arrangements). The new standard requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The new standard is effective for interim and annual periods beginning after December 15, 2019, however, early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact this guidance could have on our condensed consolidated financial statements and related disclosures.
In November 2018, the FASB issued guidance to clarify the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. The amendments become effective for our fiscal year, including interim periods, beginning January 1, 2020. Early adoption, including adoption in any interim period, is permitted. This

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
guidance is required to be applied retrospectively as of the date of our adoption of the new revenue standard on January 1, 2018. We are currently evaluating the timing of our adoption and the expected impact this guidance could have on our condensed consolidated financial statements and related disclosures.
3. PRODUCT REVENUES, NET
Net product revenues (in thousands) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$33,591	$460	$80,543	$460
Rest of World	12,475	—	30,045	—
Total Product Revenues, Net	$46,066	$460	$110,588	$460
As of September 30, 2019 and December 31, 2018, net product revenue related receivables of $20.0 million and $13.1 million, respectively, were included in “Accounts receivable, net.”
4. COLLABORATION AGREEMENTS
Net revenues from collaborators (in thousands) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2019	2018	2019	2018
Sanofi Genzyme	$1,882	$(1,560)	$10,382	$40,370
Vir Biotechnology (Vir)	5,869	2,957	7,888	10,313
The Medicines Company (MDCO)	528	—	2,273	1,957
Regeneron	15,261	—	15,961	—
Other	455	212	977	775
Total net revenues from collaborators	$23,995	$1,609	$37,481	$53,415
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements as of September 30, 2019 and December 31, 2018, in thousands:

	As of September 30, 2019	As of December 31, 2018
Receivables included in “Accounts receivable, net”	$28,107	$5,625
Contract liabilities included in “Deferred revenue”	158,446	3,954
During the three and nine months ended September 30, 2019, we recognized the following revenue as a result of the change in the contract liability balances related to our collaboration agreements, in thousands:

Revenue recognized in the period from:	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Amounts included in contract liability at the beginning of the period	$12,333	$3,954
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
	2019				2018
Description	Sanofi Genzyme	MDCO	Vir	Regeneron	Sanofi Genzyme	MDCO	Vir	Regeneron
Clinical trial and manufacturing	$3,262	$347	$4,843	$637	$4,308	$937	$800	$—
External services	110	5,992	20	959	588	1	1,023	—
Other	1,588	398	2,393	9,518	395	2	—	—
Total research and development expenses	$4,960	$6,737	$7,256	$11,114	$5,291	$940	$1,823	$—

	Nine Months Ended September 30,
	2019				2018
Description	Sanofi Genzyme	MDCO	Vir	Regeneron	Sanofi Genzyme	MDCO	Vir	Regeneron
Clinical trial and manufacturing	$11,033	$2,024	$5,385	$1,152	$32,403	$1,578	$6,851	$—
External services	326	6,002	268	1,010	5,095	1	7,374	—
Other	1,681	458	2,733	9,943	1,145	2	980	—
Total research and development expenses	$13,040	$8,484	$8,386	$12,105	$38,643	$1,581	$15,205	$—
The research and development expenses incurred for each agreement listed in the tables above consist of costs incurred for external development and manufacturing services for which we are reimbursed and licensing payments made to the counterparty to such agreement. In addition, these expenses include a reasonable estimate of compensation and related costs as billed to our counterparties. As part of our revenue recognition policy adopted on January 1, 2018, the costs in the above table are considered an input in our determination of transaction price when they relate to consideration received for the delivery of goods or services. For the three and nine months ended September 30, 2019 and 2018, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
Regeneron Collaboration
On April 8, 2019, we entered into a global, strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement, which became effective on May 21, 2019, or the Effective Date. Upon closing of the Stock Purchase Agreement dated April 8, 2019, referred to as the Regeneron SPA, we issued 4,444,445 shares of common stock to Regeneron for aggregate cash consideration of $400.0 million, or $90.00 per share. Please read Note 10 for a full discussion regarding the Regeneron SPA. In connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a binding co-co collaboration term sheet covering the continued development of cemdisiran, our C5 siRNA currently in Phase 2 development for C5 complement-mediated diseases, as a monotherapy and (ii) a binding license term sheet to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab (REGN3918), currently in Phase 1 development, and cemdisiran. The C5 co-co collaboration and license agreements were executed in August 2019.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Regeneron will lead development and commercialization for all programs targeting eye diseases (subject to limited exceptions), entitling us to certain potential milestone and royalty payments pursuant to the terms of a license agreement, the form of which has been agreed upon by the parties. We and Regeneron will alternate leadership on CNS and liver programs, with the lead party retaining global development and commercial responsibility. For CNS and liver programs, both we and Regeneron will have the option at lead candidate selection to enter into a co-co collaboration agreement, the form of which has been agreed upon by the parties, whereby both companies will share equally all costs of, and profits from, all development and commercialization activities under the program. If the non-lead party elects to not enter into a co-co collaboration agreement with respect to a given CNS or liver program, we and Regeneron will enter into a license agreement with respect to such program and the lead party will be the “Licensee” for the purposes of the license agreement. If the lead party for a CNS or liver program elects to not enter into the co-co collaboration agreement, then we and Regeneron will enter into a license agreement with respect to such program and leadership of the program will transfer to the other party and the former non-lead party will be the “Licensee” for the purposes of the license agreement.
With respect to the programs directed to C5 complement-mediated diseases, we retain control of cemdisiran monotherapy development, and Regeneron is leading combination product development. Under the C5 co-co collaboration agreement, we and Regeneron equally share costs and potential future profits on any monotherapy program. Under the C5 license agreement, for cemdisiran to be used as part of a combination product, Regeneron is solely responsible for all development and commercialization costs and we will receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential combination product sales. The C5 co-co collaboration agreement, the C5 license agreement, and the Master Agreement have been combined for accounting purposes and treated as a single agreement.
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
Our obligations under the Regeneron Collaboration include: (i) a research license and research services, collectively referred to as the Research Services Obligation; (ii) a worldwide license to cemdisiran for combination therapies, and manufacturing and supply, and development service obligations, collectively referred to as the C5 License Obligation; and (iii)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
development, manufacturing and commercialization activities for cemdisiran monotherapies, referred to as the C5 Co-Co Obligation.
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
Separately, the cemdisiran monotherapy co-co collaboration agreement is under the scope of ASC 808 as we and Regeneron are both active participants in the development and manufacturing activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. The development and manufacturing activities are a combined unit of account under the scope of ASC 808 and are not deliverables under ASC 606.
The total transaction price is comprised of the $400.0 million upfront payment and additional variable consideration related to research, development, manufacturing and supply activities related to the Research Services Obligation and the C5 License Obligation. We utilized the expected value method to determine the amount of reimbursement for these activities. We determined that any variable consideration related to sales-based royalties and milestones related to the worldwide license to cemdisiran for combination therapies is deemed to be constrained and therefore has been excluded from the transaction price. In addition, we are eligible to receive future milestones upon the achievement of certain criteria during early clinical development for the eye and CNS programs. We are also eligible to receive royalties on future commercial sales for certain ocular, CNS or liver targets, if any; however, these amounts are excluded from variable consideration under the Regeneron Collaboration as we are only eligible to receive such amounts if, after a drug candidate is identified, the form of license agreement is subsequently executed resulting in a license that is granted to Regeneron. Any such subsequently granted license would represent a separate transaction under ASC 606.
We allocated the initial transaction price to each unit of account based on the applicable accounting guidance as follows, in thousands:

Performance Obligations	Standalone Selling Price	Transaction Price Allocated	Accounting Guidance
Research Services Obligation	$122,000	$178,500	ASC 606
C5 License Obligation	97,600	93,500	ASC 606
C5 Co-Co Obligation	364,600	249,600	ASC 808
		$521,600

The transaction price was allocated to the obligations based on the relative estimated standalone selling prices of each obligation, over which management has applied significant judgment. We developed the estimated standalone selling price for the licenses included in the Research Services Obligation and the C5 License Obligation primarily based on the probability-weighted present value of expected future cash flows associated with each license related to each specific program. In developing such estimate, we also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, the expected number of targets or indications expected to be pursued under each license, the probability of success, and the time needed to develop a product candidate pursuant to the associated license. We developed the estimated standalone selling price for the services and/or manufacturing and supply included in each of the obligations, as applicable, primarily based on the nature of the services to be performed and/or goods to be manufactured and estimates of the associated costs. The estimated standalone selling price of the C5 Co-Co Obligation was developed by estimating the present value of expected future cash flows that Regeneron is entitled to receive.
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and during the quarter ended September 30, 2019, the transaction price increased $18.5 million from $521.6 million as of June 30, 2019 to $540.1 million as of September 30, 2019 resulting from additional variable consideration we expect to receive. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation and future cost reimbursements, is accounted for as collaboration revenue.

		Revenue Recognized During		Deferred Revenue
Performance Obligations	Transaction Price Allocated	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	As of September 30, 2019	Accounting Guidance
Research Services Obligation	$182,400	$11,100	$11,800	$90,600	ASC 606
C5 License Obligation	109,200	—	—	66,500	ASC 606
C5 Co-Co Obligation	248,500	3,600	3,600	245,000	ASC 808
	$540,100	$14,700	$15,400	$402,100
As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied is $279.8 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. INVENTORY
The following table presents our inventory as of September 30, 2019 and December 31, 2018, in thousands:

	As of September 30, 2019	As of December 31, 2018
Raw materials	$11,600	$8,709
Work in progress	42,383	15,262
Finished goods	579	97
Total inventory	$54,562	$24,068

6. FAIR VALUE MEASUREMENTS
The following tables present information about our assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	As of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$16,975	$—	$16,975	$—
Corporate notes	2,105	—	2,105	—
U.S. treasury securities	655,063	—	655,063	—
Money market funds	134,440	134,440	—	—
Marketable debt securities:
Certificates of deposit	3,053	—	3,053	—
Commercial paper	12,512	—	12,512	—
Corporate notes	87,927	—	87,927	—
U.S. government-sponsored enterprise securities	59,748	—	59,748	—
U.S. treasury securities	634,514	—	634,514	—
Restricted cash (money market funds)	1,481	1,481	—	—
Total	$1,607,818	$135,921	$1,471,897	$—

Description	As of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. treasury securities	$221,281	$—	$221,281	$—
Money market funds	102,445	102,445	—	—
Marketable debt securities:
Certificates of deposit	8,951	—	8,951	—
Commercial paper	57,197	—	57,197	—
Corporate notes	232,410	—	232,410	—
U.S. government-sponsored enterprise securities	39,018	—	39,018	—
U.S. treasury securities	325,227	—	325,227	—
Marketable equity securities	1,206	1,206	—	—
Restricted cash (money market funds)	1,477	1,477	—	—
Total	$989,212	$105,128	$884,084	$—

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2019 and 2018, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. As of December 31, 2018, the fair value of our long-term debt, computed pursuant to a discounted cash flow technique using a market interest rate, was $30.1 million and was considered a Level 3 fair value measurement. The effective interest rate reflected the current market rate as of the fair value date. On September 27, 2019, we repaid in full the $30.0 million long-term balance under our Credit Agreement with Wells Fargo Bank, National Association. Please read Note 9 for additional information regarding the Credit Agreement.
In October 2017, we entered into a collaboration and license agreement with Vir Biotechnology, Inc., or Vir, at the time a private clinical-stage immunology company. As part of our upfront consideration, we received 5,000,000 shares of Vir common stock. On September 27, 2019, Vir implemented a 1-for-4.5 reverse split of its common stock, converting our 5,000,000 shares to 1,111,111 shares. On October 10, 2019, Vir completed its initial public offering, or IPO. As a result of the IPO, our common stock is now publicly traded common shares and is subject to a 180-day lock-up period.
7. MARKETABLE DEBT SECURITIES
We obtain fair value measurement data for our marketable debt securities from independent pricing services. We perform validation procedures to ensure the reasonableness of this data. This includes meeting with the independent pricing services to understand the methods and data sources used. Additionally, we perform our own review of prices received from the independent pricing services by comparing these prices to other sources and confirming those securities are trading in active markets. We did not record any impairment charges related to our marketable debt securities during the nine months ended September 30, 2019 or 2018.
The following tables summarize our marketable debt securities as of September 30, 2019 and December 31, 2018, in thousands:

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,053	$—	$—	$3,053
Commercial paper	29,487	—	—	29,487
Corporate notes	89,975	76	(19)	90,032
U.S. government-sponsored enterprise securities	59,737	21	(10)	59,748
U.S. treasury securities	1,289,294	298	(15)	1,289,577
Total	$1,471,546	$395	$(44)	$1,471,897

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,951	$—	$—	$8,951
Commercial paper	57,197	—	—	57,197
Corporate notes	232,695	—	(285)	232,410
U.S. government-sponsored enterprise securities	39,031	—	(13)	39,018
U.S. treasury securities	546,631	1	(124)	546,508
Total	$884,505	$1	$(422)	$884,084

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows, in thousands:

	As of September 30, 2019	As of December 31, 2018
Cash and cash equivalents	$674,143	$221,281
Marketable debt securities	797,754	662,803
Total	$1,471,897	$884,084
We classify our debt security investments based on their contractual maturity dates. As of September 30, 2019, the contract maturity for all of our available-for-sale debt securities was less than one year.
8. LEASES
Overview of Significant Leases
We lease three facilities for office and laboratory space in Cambridge, Massachusetts that represent substantially all of our significant lease obligations. An overview of these significant leases are as follows:
675 West Kendall Street
We lease office and laboratory space located at 675 West Kendall Street, Cambridge, Massachusetts under a non-cancelable real property lease. In September 2019, we moved our corporate headquarters and research facility to this location from our 300 Third Street location. The lease commenced on May 1, 2018 and monthly rent payments became due commencing on February 1, 2019 upon substantial completion of the building improvements, and continue for 15 years, with options to renew for two five-year terms each. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the condensed consolidated balance sheet as of September 30, 2019.
300 Third Street
We lease office and laboratory space located at 300 Third Street, Cambridge, Massachusetts under a non-cancelable real property lease agreement dated as of September 26, 2003, as amended. The term of the lease expires on January 31, 2034, with an option to extend for two additional five-year terms. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the condensed consolidated balance sheet as of September 30, 2019.
101 Main Street
We lease office space located on several floors at 101 Main Street, Cambridge, Massachusetts under non-cancelable real property lease agreements entered into in March and May 2015 that will expire in March 2024 and June 2021, respectively, each with an option to renew for one five-year term. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the condensed consolidated balance sheet as of September 30, 2019.
Other Lease Disclosures
Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency.
The below table summarizes our costs included in operating expenses related to leases we have entered into through September 30, 2019, in thousands:

Lease Cost	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$9,282	$27,863
Variable lease cost	3,460	12,993
Total	$12,742	$40,856
Short-term lease costs were not material for the three and nine months ended September 30, 2019.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net cash paid for the amounts included in the measurement of the operating lease liability in our condensed consolidated balance sheet and included in accrued expenses and other within operating activities in our condensed consolidated statement of cash flow was $24.8 million for the nine months ended September 30, 2019. The weighted-average remaining lease term and weighted-average discount rate for all leases as of September 30, 2019 was 13.4 years and 8.2%, respectively.
Future lease payments for non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the condensed consolidated balance sheet as of September 30, 2019 is as follows, in thousands:

Year Ending December 31,
2019 (remaining three months)	$8,223
2020	28,700
2021	36,388
2022	36,510
2023	35,576
2024	34,670
2025 and thereafter	356,208
Total undiscounted lease liability	536,275
Less imputed interest	(231,654)
Total discounted lease liability	$304,621

Current operating lease liability	$28,165
Non-current operating lease liability	276,456
Total	$304,621
Under the prior lease guidance, minimum payments under our non-cancelable facility leases, as of December 31, 2018, were as follows, in thousands:

Year Ending December 31,
2019	$32,228
2020	34,826
2021	34,410
2022	34,826
2023	35,270
Thereafter	390,455
Total	$562,015

9. CREDIT AGREEMENT
On April 29, 2016, we entered into a Credit Agreement by and among Alnylam U.S., Inc., as the borrower, us, as a guarantor, and Wells Fargo Bank, National Association, as the lender. The Credit Agreement was entered into in connection with the planned build out of our drug substance manufacturing facility.
The Credit Agreement provided for a $30.0 million term loan facility and was scheduled to mature on April 29, 2021. On September 27, 2019, we repaid in full the $30.0 million outstanding principal amount under the Credit Agreement and the Credit Agreement terminated in accordance with its terms upon repayment of the outstanding indebtedness. Interest on borrowings under the Credit Agreement was calculated based on LIBOR plus 0.45%, except in the event of default.
The obligations of the borrower and us under the Credit Agreement were secured by cash collateral in an amount equal to, at any given time, at least 100% of the principal amount of all term loans outstanding under such Credit Agreement at such time. As of December 31, 2018, we recorded $30.0 million of cash collateral in connection with the Credit Agreement as restricted investments.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Under the terms of the Regeneron SPA, if at the time of closing of the Equity Transaction a sufficient number of authorized shares of common stock under our Restated Certificate of Incorporation was not available, the Equity Transaction would have been settled in the form of our Series A redeemable convertible preferred stock. On April 25, 2019, following the receipt of stockholder approval at our annual meeting, a Certificate of Amendment was filed to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 125,000,000 to 250,000,000 shares, providing for a sufficient number of authorized shares of common stock available to be issued to Regeneron pursuant to the Equity Transaction. On May 21, 2019, subsequent to the expiration of the applicable pre-merger waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, Regeneron purchased 4,444,445 shares of our common stock for aggregate cash consideration of $400.0 million.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses, for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$22,737	$45,784	$54,144	$67,537
Selling, general and administrative	23,272	42,170	54,500	62,242
Total stock-based compensation	$46,009	$87,954	$108,644	$129,779

12. NET LOSS PER COMMON SHARE
We compute basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. We compute diluted net loss per common share by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding shares using the treasury stock method). Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.
The following common share equivalents (in thousands) were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of September 30,
	2019	2018
Options to purchase common stock	13,675	12,676
Unvested restricted common stock	668	16
	14,343	12,692

13. RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows, in thousands:

	As of September 30,
	2019	2018
Cash and cash equivalents	$923,304	$316,608
Restricted cash included in prepaid expenses and other current assets	4	—
Restricted cash included in long-term other assets	2,442	2,138
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$925,750	$318,746

14. COMMITMENTS AND CONTINGENCIES
Manufacturing Facility
In April 2016, we purchased 12 acres of undeveloped land in Norton, Massachusetts. We are constructing a manufacturing facility at this site for drug substance for clinical and commercial use. As of September 30, 2019 and December 31, 2018, property, plant and equipment, net, on our condensed consolidated balance sheets reflect $278.2 million and $227.7 million, respectively, of land and associated costs related to the construction of our drug substance manufacturing facility.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Securities Litigation
On September 26, 2018, Caryl Hull Leavitt, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws against us, our Chief Executive Officer and our former Chief Financial Officer in the United States District Court for the Southern District of New York. By stipulation of the parties and Order of the Court dated November 20, 2018, the action was transferred to the United States District Court for the District of Massachusetts. On May 8, 2019, the Court entered an order appointing a lead plaintiff, and on July 3, 2019, lead plaintiff filed a consolidated class action complaint, or the Complaint. In addition to the originally named defendants, the Complaint also names as defendants certain of our other executive officers, and purports to be brought on behalf of a class of persons who acquired our securities between September 20, 2017 and September 12, 2018 and seeks to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Complaint alleges, among other things, that the defendants made materially false and misleading statements related to the efficacy and safety of our product, ONPATTRO. The plaintiff seeks, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a motion to dismiss the Complaint in its entirety on July 31, 2019. The motion to dismiss was fully briefed on September 30, 2019.

On September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. The complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our November 14, 2017 public stock offering. The complaint purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the results of our APOLLO Phase 3 clinical trial of patisiran. The plaintiff seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, rescissory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate.
We believe that the allegations contained in the complaints are without merit and intend to defend the cases vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liabilities, if any, which may arise therefrom.
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
On April 18, 2018, we and Dicerna entered into a settlement agreement resolving all ongoing litigation between the companies. Under the terms of the settlement agreement, Dicerna was required to pay us an aggregate of $25.0 million, all of which we had received as of January 2019.
15. DEFINED BENEFIT PLANS
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The unfunded benefit obligation corresponds to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases and pension adjustments,

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
offset by the fair value of the assets held by plan. The unfunded benefit obligation was approximately $4.0 million as of September 30, 2019 and is recorded in other liabilities on the condensed consolidated balance sheet. The unfunded benefit obligation as of December 31, 2018 and the total net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018 were not material.
16. OTHER COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component, for the nine months ended September 30, 2019 and 2018, in thousands:

	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018	$(32,792)	$—	$(421)	$—	$(33,213)
Other comprehensive (loss) income before reclassifications	—	(4,282)	359	2,281	(1,642)
Amounts reclassified from other comprehensive income	—	71	413	—	484
Net other comprehensive (loss) income	—	(4,211)	772	2,281	(1,158)
Balance as of September 30, 2019	$(32,792)	$(4,211)	$351	$2,281	$(34,371)

	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2017	$(32,792)	$—	$(1,641)	$—	$(34,433)
Other comprehensive loss before reclassifications	—	—	(590)	—	(590)
Amounts reclassified from other comprehensive income	—	—	1,631	—	1,631
Net other comprehensive income	—	—	1,041	—	1,041
Balance as of September 30, 2018	$(32,792)	$—	$(600)	$—	$(33,392)
Amounts reclassified out of accumulated other comprehensive (loss) income relate to settlements of debt securities and are recorded as interest income in the condensed consolidated statements of comprehensive loss.

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
Overview
We are a global commercial-stage biopharmaceutical company developing novel therapeutics based on RNA interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, and function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for disease-causing proteins, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients with genetic and other diseases. Our efforts to advance this revolutionary approach culminated with the approval in 2018 of the first ever RNAi therapeutic, ONPATTRO® (patisiran), for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults in the U.S. and for the treatment of hATTR amyloidosis in adult patients with Stage 1 or Stage 2 polyneuropathy in the European Union, or EU. In 2019 the Japanese Ministry of Health, Labour and Welfare approved ONPATTRO for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy. In addition, we have obtained approvals in several other countries.
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
We are committed to the advancement of our Alnylam 2020 strategy of building a multi-product, commercial biopharmaceutical company with a sustainable pipeline of RNAi therapeutics to address the needs of patients who have limited or inadequate treatment options. Specifically, our broad pipeline of investigational RNAi therapeutics is focused in four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. Following regulatory approval, we began selling ONPATTRO in the U.S. in August 2018 and in Germany in October 2018, and are now marketing ONPATTRO in several additional countries outside the U.S. Regulatory filings in additional markets in Europe and elsewhere are pending or are planned for the remainder of 2019 and beyond.
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
In April 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. The transaction closed in May 2019, at which time we received a $400.0 million upfront payment from Regeneron and Regeneron purchased $400.0 million of our common stock. Please read Note 4 and Note 10 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a detailed description of the Regeneron Collaboration and Regeneron SPA, respectively.
In January 2019, we sold 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of approximately $381.9 million.
We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. At September 30, 2019, we had an accumulated deficit of $3.45 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late stage clinical and commercial capabilities, including global operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
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
Our broad pipeline, including one approved product and multiple investigational RNAi therapeutics, is focused in four STArs: Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. The chart below is a summary of our product development programs as of September 30, 2019. It identifies those programs in which we have achieved human proof-of-concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, those programs for which we have received Breakthrough Therapy Designation from the FDA, the stage of our programs and our commercial rights to such programs:

During the third quarter of 2019 and recent period, we reported the following updates from ONPATTRO commercialization and our late-stage clinical programs:
Commercial
•We achieved global ONPATTRO net product revenues for the third quarter of 2019 of $46.1 million, and continued global expansion with receipt of regulatory approval for ONPATTRO in Switzerland, and initiated commercial launches in Japan and Canada.
Late-Stage Clinical Development
•We continued to advance patisiran (the non-branded name for ONPATTRO) for the treatment of ATTR amyloidosis:
◦Initiated the APOLLO-B Phase 3 study in ATTR amyloidosis patients with cardiomyopathy; and
◦Filed a marketing authorization application with the Brazilian Health Regulatory Agency (ANVISA) for the treatment of hereditary ATTR amyloidosis with polyneuropathy.
•We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis:
◦Continued enrollment in the HELIOS-A Phase 3 study of in hereditary ATTR amyloidosis patients with polyneuropathy; and
◦Aligned with regulatory agencies on the design of the HELIOS-B Phase 3 study of vutrisiran in patients with both hereditary and wild-type ATTR amyloidosis cardiomyopathy, which we expect to initiate in late 2019.
•We continued to advance givosiran, an investigational RNAi therapeutic in development for the treatment of AHP, and completed submissions of an NDA with the FDA and an MAA with the EMA for marketing approval, each of which was accepted for filing. The FDA granted our request for Priority Review and set a PDUFA date of February 4, 2020.
•We continued to advance lumasiran, an investigational RNAi therapeutic in development for the treatment of PH1, and remain on track to report results of the ILLUMINATE-A Phase 3 study in PH1 patients six years of age or older with mild-to-moderate renal impairment by year-end 2019. We also continued enrollment in the ILLUMINATE-B Phase 3 pediatric study of lumasiran in PH1 patients under six years of age.

•Our partner, MDCO, reported positive results for inclisiran, an investigational RNAi therapeutic in development for the treatment of hypercholesterolemia, including positive complete results from the ORION-11 Phase 3 study in patients with atherosclerotic cardiovascular disease, or ASCVD, (ex-U.S.), positive topline results from the ORION-9 Phase 3 study in patients with heterozygous familial hypercholesterolemia, and positive topline results from the ORION-10 Phase 3 study in patients with ASCVD (U.S.-based).
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
Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our CNS/Ocular Disease pipeline, in April 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing disease targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. We, along with Regeneron, plan to advance programs directed to up to 30 targets during the initial five-year discovery period, which may be extended under certain circumstances for an additional two years. Regeneron has the option to extend the initial research term upon payment of a research term extension fee. Please read Note 4 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a detailed description of the Regeneron collaboration.
With respect to our Cardio-Metabolic Disease pipeline, we may seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or we may structure as global alliances, as we did in our collaboration with MDCO to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for nonalcoholic steatohepatitis, or NASH, and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts.
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
Results of Operations
The following data summarizes the results of our operations for the periods indicated, in thousands:

	Three Months Ended September 30,				Nine Months Ended September 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Total revenues	$70,061	$2,069	$67,992	3,286%	$148,069	$53,875	$94,194	175%
Operating costs and expenses	286,360	256,627	29,733	12%	789,427	648,192	141,235	22%
Loss from operations	(216,299)	(254,558)	38,259	(15)%	(641,358)	(594,317)	(47,041)	8%
Net loss	$(208,535)	$(245,282)	$36,747	(15)%	$(609,931)	$(550,056)	$(59,875)	11%
Discussion of Results of Operations
Revenues
Total revenues (in thousands) consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Product revenues, net	$46,066	$460	$45,606	9,914%	$110,588	$460	$110,128	23,941%
Net revenue from collaborators	23,995	1,609	22,386	1,391%	37,481	53,415	(15,934)	(30)%
Total revenues	$70,061	$2,069	$67,992	3,286%	$148,069	$53,875	$94,194	175%
Product revenues, net
We began to record net product revenues following regulatory approval of ONPATTRO in the U.S. and EU in August 2018 and its subsequent commercial launch in the U.S. and in several countries in Europe during the third and fourth quarters of 2018, respectively. We began to record net product revenues of ONPATTRO in Japan in September 2019.
Net product revenues (in thousands) consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
United States	$33,591	$460	$33,131	7,202%	$80,543	$460	$80,083	17,409%
Rest of World	12,475	—	12,475	N/A	30,045	—	30,045	N/A
Total product revenues, net	$46,066	$460	$45,606	9,914%	$110,588	$460	$110,128	23,941%

We expect net product revenues to increase for the remainder of 2019 as compared to the same period in 2018 primarily due to increases in sales in the U.S., Europe, Japan and other geographies as we continue to execute on our global launch.
Net revenues from collaborators
Net revenues from collaborators (in thousands) consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Sanofi Genzyme	$1,882	$(1,560)	$3,442	(221)%	$10,382	$40,370	$(29,988)	(74)%
Vir	5,869	2,957	2,912	98%	7,888	10,313	(2,425)	(24)%
MDCO	528	—	528	N/A	2,273	1,957	316	16%
Regeneron	15,261	—	15,261	N/A	15,961	—	15,961	N/A
Other	455	212	243	115%	977	775	202	26%
Total net revenues from collaborators	$23,995	$1,609	$22,386	1,391%	$37,481	$53,415	$(15,934)	(30)%
Net revenues from collaborators increased during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarily to an increase in revenues in connection with our collaboration agreement with Regeneron.
Net revenues from collaborators decreased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to a decrease in reimbursable activities in connection with our collaboration agreements with Sanofi Genzyme and Vir, offset by an increase in revenues in connection with our collaboration agreement with Regeneron.
Operating costs and expenses
Operating costs and expenses (in thousands) consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Cost of goods sold	$5,213	$137	$5,076	3,705%	$12,886	$137	$12,749	9,306%
Research and development	160,796	139,945	20,851	15%	453,813	374,384	79,429	21%
Selling, general and administrative	120,351	116,545	3,806	3%	322,728	273,671	49,057	18%
Total operating costs and expenses	$286,360	$256,627	$29,733	12%	$789,427	$648,192	$141,235	22%
Cost of goods sold. Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenues and third-party royalties. Cost of goods sold increased during the three and nine months ended September 30, 2019, compared to the same periods in the prior year, due to the increase in net product revenues. Prior to FDA approval, in the third quarter of 2018, ONPATTRO inventory (zero-cost inventory) costs were recorded as research and development expenses. The cost of goods sold during the three and nine months ended September 30, 2019 and 2018 reflects only a portion of the manufacturing cost of ONPATTRO and third-party royalties. As of September 30, 2019, we expect to continue selling zero-cost inventory over the next three to six months. We anticipate variability in our cost of goods sold as a percentage of net product revenues due to the timing of manufacturing runs and utilization as well as future product launches.
We expect that cost of goods sold will increase during the remainder of 2019 as compared to the same period in 2018 primarily as a result of an expected increase in net product sales.
Research and development. Research and development expenses (in thousands) consist on the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Research and development
Clinical trial and manufacturing	$46,417	$29,357	$17,060	58%	$133,064	$122,893	$10,171	8%
Compensation and related	41,486	28,008	13,478	48%	113,173	88,453	24,720	28%
Stock-based compensation	22,737	45,784	(23,047)	(50)%	54,144	67,537	(13,393)	(20)%
External services	20,703	12,302	8,401	68%	51,311	37,649	13,662	36%
Facilities-related	13,050	11,811	1,239	10%	38,455	30,046	8,409	28%
License Fees	7,987	4,392	3,595	82%	35,818	5,495	30,323	552%
Lab supplies, materials, and other	8,416	8,291	125	2%	27,848	22,311	5,537	25%
Total research and development expenses	$160,796	$139,945	$20,851	15%	$453,813	$374,384	$79,429	21%
For the three months ended September 30, 2019, the increase in research and development expenses, as compared to the same period in the prior year, was primarily related to the following:
•Increased clinical trials and manufacturing and external services expenses as a result of increased preclinical and clinical services related to the advancement of our early and late stage programs to support our Alnylam 2020 strategy; and
•Increased compensation and related expenses as a result of growth in headcount to support our goals for 2020.
Partially offset by the following:
•Decreased stock-based compensation expense due to the accounting for performance-based stock awards in the third quarter of 2018 as a result of the commercial launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study.
For the nine months ended September 30, 2019, the increase in research and development expenses, as compared to the same period in the prior year, was primarily related to the following:
•Increased license fees resulting from our collaboration agreement with Regeneron;
•Increased compensation and related expenses and facilities-related expenses, as a result of growth in headcount to support our goals for 2020; and
•Increased clinical trials and manufacturing and external services expenses as a result of increased preclinical and clinical services related to the advancement of our early and late stage programs to support our Alnylam 2020 strategy.
Partially offset by the following:
•Decreased stock-based compensation expense due to the accounting for performance-based stock awards in the third quarter of 2018 as a result of the commercial launch of ONPATTRO and clinical achievements with respect to our Phase 3 study of givosiran.
During the three and nine months ended September 30, 2019 and 2018, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and manufacturing services. The following table summarizes the expenses incurred under our collaboration agreements by collaboration partner for the periods indicated, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sanofi Genzyme	$4,960	$5,291	$13,040	$38,643
MDCO	6,737	940	8,484	1,581
Vir	7,256	1,823	8,386	15,205
Regeneron	11,114	—	12,105	—
Total	$30,067	$8,054	$42,015	$55,429
We expect to continue to devote a substantial portion of our resources to research and development expenses to support our goals for 2020. We expect that research and development expenses will continue to increase for the remainder of 2019 as compared to the same period in 2018 as we continue to develop our pipeline and advance our product candidates into later-stage development, hire additional employees and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.
Selling, general and administrative. Selling, general and administrative expenses (in thousands) consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
Description	2019	2018	Dollar Change	% of Change	2019	2018	Dollar Change	% of Change
Compensation and related	$36,991	$28,968	$8,023	28%	$107,706	$78,819	$28,887	37%
Consulting and professional services	39,670	28,844	10,826	38%	100,307	92,042	8,265	9%
Stock-based compensation	23,272	42,170	(18,898)	(45)%	54,500	62,242	(7,742)	(12)%
Facilities-related	9,123	7,680	1,443	19%	26,188	17,859	8,329	47%
Other	11,295	8,883	2,412	27%	34,027	22,709	11,318	50%
Total general and administrative expenses	$120,351	$116,545	$3,806	3%	$322,728	$273,671	$49,057	18%
For the three months ended September 30, 2019, the increase in selling, general and administrative expenses, as compared to the same period in the prior year, was primarily related to the following:
•Increased compensation and related and consulting and professional services expenses as a result of increased commercial and medical affairs headcount and commercial-related services to support corporate growth, the continued global launch of ONPATTRO and preparation for the potential launch of givosiran.
Offset by the following:
•Decreased stock-based compensation expense due to the accounting for performance-based stock awards in the third quarter of 2018 as a result of the commercial launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study.
For the nine months ended September 30, 2019, the increase in selling, general and administrative expenses, as compared to the same period in the prior year, was primarily related to the following:
•Increased compensation and related, consulting and professional services, and facilities-related expenses, as a result of increased commercial and medical affairs headcount and commercial-related services to support corporate growth, the continued global launch of ONPATTRO and preparation for the potential launch of givosiran.
Partially offset by the following:
•Decreased stock-based compensation expense due to the accounting for performance-based stock awards in the third quarter of 2018 as a result of the commercial launch of ONPATTRO and clinical achievements with respect to our givosiran Phase 3 study.
We expect that selling, general and administrative expenses will increase for the remainder of 2019 as compared to the same period in 2018 as we continue to grow our operations, including the continued build-out of our global commercial infrastructure to support ONPATTRO and preparation for additional potential product launches, including the potential launch of givosiran in 2020, but expect that stock-based compensation expenses will be variable due to our determination regarding the probability of vesting for performance-based awards.
Liquidity and Capital Resources
The following table summarizes our cash flow activities for the periods indicated, in thousands:

	Nine Months Ended September 30,
	2019	2018
Net loss	$(609,931)	$(550,056)
Adjustments to reconcile net loss to net cash used in operating activities	137,681	127,050
Changes in operating assets and liabilities	389,803	10,847
Net cash used in operating activities	(82,447)	(412,159)
Net cash (used in) provided by investing activities	(196,827)	23,981
Net cash provided by financing activities	782,842	60,092
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(449)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	503,119	(328,086)
Cash, cash equivalents and restricted cash, beginning of period	422,631	646,832
Cash, cash equivalents and restricted cash, end of period	$925,750	$318,746
Since we commenced operations in 2002, we have generated significant losses. As of September 30, 2019, we had an accumulated deficit of $3.45 billion. As of September 30, 2019, we had cash, cash equivalents and marketable debt securities of $1.72 billion, compared to $1.08 billion as of December 31, 2018.
Operating activities
Net cash used in operating activities decreased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to the deferred revenue associated with consideration received from our strategic collaboration with Regeneron in May 2019 as well as an increase in net product revenues, partially offset by an increase in our net loss attributable to increased operating expenses to support overall growth.
Investing activities
Net cash used in investing activities increased during the nine months ended September 30, 2019, compared to the same period in the prior year, primarily due to net activities related to our marketable debt securities, partially offset from cash provided by proceeds of $30.0 million from the release of our restricted cash collateral, in connection with termination of the Credit Agreement.
Financing activities
Net cash provided by financing activities increased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to proceeds of $400.0 million received from our issuance of common stock to Regeneron and aggregate net proceeds of $381.9 million received from our January 2019 underwritten public offering.
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
Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt securities as of September 30, 2019, together with the cash we expect to generate from product sales and under our current alliances, including our recent collaboration with Regeneron, will be sufficient to enable us to advance our Alnylam 2020 strategy for multiple years from the filing of this Quarterly Report on Form 10-Q. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
In the future, we may seek additional funding through new collaborative arrangements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. Moreover, the terms of any additional financing may further adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs and our ability to achieve our goals for 2020 may be delayed or diminished. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own. Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:
•our continued progress in demonstrating that siRNAs can be active as drugs and achieve desired clinical effects;
•progress in our research and development programs, as well as what may be required by regulatory bodies to advance these programs;
•the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
•our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;
•the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical trials, obtain regulatory approvals, prepare for global commercialization of our product candidates and obtain and maintain licenses to third-party intellectual property;
•our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost-effective manner;
•our ability to manufacture, or contract with third-parties for the manufacture of, our product candidates for clinical testing and commercial sale;
•the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;
•the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•the timing, receipt and amount of sales and royalties, if any, from ONPATTRO and our other potential products, including givosiran.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there have been no material changes to the financial market risks described as of December 31, 2018. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and executive vice president, Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In August 2018, the FDA approved ONPATTRO (patisiran) lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults in the U.S., and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy in the EU and we have now received approval in several additional territories. While we have launched ONPATTRO in the U.S., Japan, Canada and in several countries in Europe, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several product candidates in late-stage clinical development, including givosiran, which is under review by the FDA and MAA for marketing approval. To execute our business plan, in addition to successfully marketing and selling ONPATTRO, we will need to successfully:
•execute product development activities using new technologies related to both RNAi and to the delivery of siRNAs to the relevant tissues and cells;
•build and maintain a strong intellectual property portfolio;
•gain regulatory acceptance for the development and commercialization of our product candidates and market success for ONPATTRO, as well as any other products we commercialize, including, in each case, givosiran;
•attract and retain customers for our products;
•develop and maintain successful strategic alliances; and
•manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.
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
Relatively few product candidates based on these discoveries have ever been tested in humans. We have spent and expect to continue to spend large amounts of money developing siRNAs that possess the properties typically required of drugs, and to date, we have received regulatory approval for one product. In addition, the compounds we are developing may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, in October 2016, we discontinued development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of patients with cardiomyopathy due to hATTR amyloidosis, due to safety concerns. We conducted a comprehensive evaluation of the revusiran data and reported the results of this evaluation in August 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study, although a role for revusiran and/or its metabolites cannot be excluded and is possible. Although we received regulatory approval for ONPATTRO in the U.S., the EU, Japan and Canada, if we do not succeed in developing multiple products that gain regulatory approval and succeed in the marketplace, we may not become profitable and the value of our common stock could decline.
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
We have experienced significant operating losses since our inception. As of September 30, 2019, we had an accumulated deficit of $3.45 billion. Although we have launched ONPATTRO in the U.S., Japan, Canada and several countries in Europe, and expect to launch in additional countries during the remainder of 2019, we may never attain profitability or positive cash flow from operations. For the three and nine months ended September 30, 2019, we recognized $46.1 million and $110.6 million in net product revenues from sales of ONPATTRO, respectively. We expect to continue to incur annual net operating losses over the next several years and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. In addition to revenues derived from sales of ONPATTRO, and other product candidates that achieve regulatory approval, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.
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
Our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•our continued progress in demonstrating that siRNAs can be active as drugs and achieve desired clinical effects;
•progress in our research and development programs, as well as what may be required by regulatory bodies to advance these programs;
•the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any;
•our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;
•the resources, time and costs required to successfully initiate and complete our pre-clinical and clinical studies, obtain regulatory approvals, prepare for global commercialization of our product candidates and obtain and maintain licenses to third-party intellectual property;
•our ability to establish, maintain and operate our own manufacturing facilities in a timely and cost-effective manner;
•our ability to manufacture, or contract with third parties for the manufacture of, our product candidates for clinical testing and commercial sale;
•the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;
•the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•the timing, receipt and amount of sales and royalties, if any, from ONPATTRO and our other potential products, including givosiran.
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
As of September 30, 2019, we had $1.72 billion in cash, cash equivalents and marketable debt securities, excluding the $14.8 million of restricted investments related to our security deposit for 675 West Kendall Street, Cambridge, Massachusetts. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
The effect of comprehensive U.S. tax reform legislation on us, our subsidiaries and our affiliates, whether adverse or favorable, is uncertain.
Our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including, taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase. For example, on December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017, or the TCJA. Among a number of significant changes to the current U.S. federal income tax rules, the TCJA reduced the marginal U.S. corporate income tax rate from 35% to 21%, introduced a capital investment deduction, limited the current deduction for net interest expense, limited the use of net operating losses to offset future taxable income, and made extensive changes in the way in which income earned outside the U.S. is taxed in the U.S. We disclosed the estimated impact of the TCJA in our annual report on Form 10-K that was filed with the SEC on February 15, 2018. As of December 31, 2018, our analysis of the impact of the TCJA was complete and there were no material changes to the provisional amount recorded at December 31, 2017.
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
We are continuing to advance our sales and distribution capabilities and also have newly established capabilities for marketing, sales and market access, as well as limited capacity for drug development due to our growing pipeline of RNAi therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014. In January 2018, we and Sanofi Genzyme amended our 2014 collaboration to provide that we would develop and commercialize ONPATTRO and vutrisiran globally and Sanofi Genzyme would develop and commercialize fitusiran globally. In April 2019, we and Sanofi Genzyme further amended our 2014 collaboration and agreed to conclude the research and option phase under the 2014 collaboration. The material collaboration terms for ONPATTRO, vutrisiran and fitusiran, as previously announced, will continue unchanged. With respect to our Cardio-Metabolic Disease pipeline, we may seek future strategic alliances for these programs, under which we may retain certain product development and commercialization rights, or we may structure as global alliances, as we did in our collaboration with MDCO to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection. With respect to our CNS/Ocular Disease pipeline, in April 2019, we announced a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. The Regeneron collaboration became effective in the second quarter of 2019.
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
For certain product candidates, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Sanofi Genzyme, MDCO, Vir and Regeneron. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop these product candidates or other product candidates internally, or to bring our product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate revenues from these product candidates, and this will substantially harm our business.
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
Moreover, a collaborator, or in the event of a change in control of a collaborator or the assignment of a collaboration agreement to a third party, the successor entity or assignee, could determine that it is in its interests to:
•pursue alternative technologies or develop alternative products, either on its own or jointly with others, that may be competitive with the products on which it is collaborating with us or which could affect its commitment to the collaboration with us;
•pursue higher-priority programs or change the focus of its development programs, which could affect the collaborator’s commitment to us; or
•if it has marketing rights, choose to devote fewer resources to the marketing of our product candidates, if any are approved for marketing, than it does for product candidates developed without us.
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
To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we depend, and will depend in the future, on these third parties, including Agilent, to perform their obligations in a timely manner and consistent with contractual and regulatory requirements, including those related to quality control and quality assurance. The failure of Agilent or any other CMO to perform its obligations as expected, or, to the extent we manufacture all or a portion of our product candidates ourselves, our failure to execute on our manufacturing requirements, could adversely affect our business in a number of ways, including:

•we or our current or future collaborators may not be able to initiate or continue clinical trials of product candidates that are under development;
•we or our current or future collaborators may be delayed in submitting regulatory applications, or receiving regulatory approvals, for our product candidates;
•we may lose the cooperation of our collaborators;
•our facilities and those of our CMOs, and our products could be the subject of inspections by regulatory authorities that could have a negative outcome and result in delays in supply;
•we may be required to cease distribution or recall some or all batches of our products or take action to recover clinical trial material from clinical trial sites; and
•ultimately, we may not be able to meet commercial demands for our products.
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
We have limited sales and distribution experience and newly established capabilities for marketing, sales and market access. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we intend to commercialize ONPATTRO, as well as several of our late-stage product candidates if approved, including givosiran, lumasiran and vutrisiran, on our own globally. Accordingly, we have developed internal sales, distribution and marketing capabilities as part of our core product strategy initially in the U.S. and the EU, and with expansion ongoing in Canada, Switzerland, Central and Eastern Europe, Japan, Brazil and eventually in other major markets in the rest of the world, which will require significant financial and management resources. For those products for which we will perform sales, marketing and distribution functions ourselves, including ONPATTRO and, if approved, givosiran, lumasiran and vutrisiran, and for future products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:
•we may not be able to attract and build a significant marketing or sales force;
•we may not be able to establish our global capabilities and infrastructure in a timely manner;
•the cost of establishing a marketing or sales force may not be justifiable in light of the revenues generated by any particular product and/or in any specific geographic region; and
•our direct sales and marketing efforts may not be successful.
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
Our ability to secure additional financing and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions.
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
As we continue the commercial launch of ONPATTRO and increase the number of product candidates we are developing, we will also need to expand our operations in the U.S. and continue to build operations in the EU and other geographies, including Japan and Latin America. In August 2018, we received regulatory approval for ONPATTRO in the U.S. and EU, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we now have global development and commercialization rights for ONPATTRO. We have also received regulatory approval in Japan, Switzerland and Canada and have filed for regulatory approval in Brazil, and plan to file for additional regulatory approvals in additional countries during the remainder of 2019 and beyond.
As noted above, we grew our workforce significantly from 2016 through 2018, and anticipate continuing to hire additional employees during the remainder of 2019, including employees in the EU, Japan and other territories, as we focus on the commercialization of ONPATTRO and achieving our Alnylam 2020 strategy. This expected growth is placing a strain on our administrative and operational infrastructure, and we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our operations in the U.S., the EU, Japan and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we will need to continue to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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
In our ENVISION Phase 3 study of givosiran in patients with AHP, AEs were reported in 89.6% of givosiran patients and 80.4% of placebo patients; SAEs were reported in 20.8% of givosiran patients and 8.7% of placebo patients. Of the SAEs reported in givosiran patients, there were two cases of chronic kidney disease, or CKD, and one case each of asthma, device-related infection, gastroenteritis, hypoglycemia, abnormal liver function test, major depression, pain management and pyrexia. Three SAEs in givosiran patients were reported as related to study drug: pyrexia, abnormal liver function test and CKD. The two SAEs of CKD noted above were considered serious due to elective hospitalization for diagnostic evaluation. There were no deaths in the study. One patient in the givosiran arm discontinued treatment due to an increase in alanine aminotransferase, or ALT, level greater than eight times the upper limit of normal, a protocol-defined stopping rule. The increase in ALT levels subsequently resolved. AEs reported in greater than 10% of givosiran patients and seen more frequently compared to placebo were nausea, ISRs, CKD, and fatigue. Four of five of the patients with AEs reported as CKD had a prior history of CKD or a baseline estimated glomerular filtration rate less than 60 mL/min/1.73m2. No patients had clinically significant proteinuria and there were no treatment discontinuations due to renal AEs.
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
A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, nonclinical testing and the clinical trial process that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:
•our nonclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical testing or clinical trials, or we may abandon projects that we expect to be promising;

•delays in filing IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs/ethics committees in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
•conditions imposed on us by an IRB or ethics committee, or the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•problems in engaging IRBs or ethics committees to oversee clinical trials or problems in obtaining or maintaining IRB or ethics committee approval of trials;
•delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials;
•high drop-out rates for patients and volunteers in clinical trials;
•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;
•inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials;
•greater than anticipated clinical trial costs;
•serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•poor or disappointing effectiveness of our product candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or records of any clinical or nonclinical investigation;
•failure of our third-party contractors or investigators to comply with regulatory requirements, including GCP and cGMP, or otherwise meet their contractual obligations in a timely manner, or at all;
•governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•interpretations of data by the FDA and similar foreign regulatory agencies that differ from ours.
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
The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug and to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. As ONPATTRO is used commercially, we or others could identify previously unknown side effects or known side effects could be observed as being more frequent or severe than in clinical studies or earlier post-marketing periods, in which case:
•sales of ONPATTRO may be more modest than originally anticipated;
•regulatory approvals for ONPATTRO may be restricted or withdrawn;
•we may decide, or be required, to send product warning letters or field alerts to physicians, pharmacists and hospitals;

•additional nonclinical or clinical studies, changes in labeling, adoption of a REMS plan, or changes to manufacturing processes, specifications and/or facilities may be required; and
•government investigations or lawsuits, including class action suits, may be brought against us.
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
Other factors that we believe will materially affect market acceptance of our product candidates include:
•the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;
•the safety and efficacy of our product candidates, as demonstrated in clinical trials and as compared with alternative treatments, if any;
•relative convenience and ease of administration of our product candidates;
•the willingness of patients to accept potentially new routes of administration or new or different therapeutic approaches and mechanisms of action;
•the success of our physician education programs;
•the availability of adequate government and third-party payor reimbursement;
•the pricing of our products, particularly as compared to alternative treatments, and the market perception of such prices and any price increase that we may implement in the future; and
•availability of alternative effective treatments for the diseases that product candidates we develop are intended to treat and the relative risks, benefits and costs of those treatments.
For example, ONPATTRO utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, or which may not compete favorably with other available options, including inotersen, marketed by Akcea Therapeutics Inc., or Akcea, which is administered subcutaneously, or tafamidis, marketed by Pfizer, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.

In addition, our estimates regarding the potential market size for ONPATTRO, or any future products at the time we commence commercialization, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease. In addition, the U.S. label does not include data from the exploratory cardiac endpoints included in our APOLLO Phase 3 study. This could have an adverse impact on the market opportunity for ONPATTRO in the U.S.
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
As a manufacturer of pharmaceuticals, we are subject to federal, state, and comparable foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights, in addition to legal obligations related to privacy, data protection and information security. These laws and regulations include:
•The U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid.
•The U.S. federal false claims laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government-funded programs such as Medicare or Medicaid that are false or fraudulent, making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery.

•The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which imposes requirements relating to the privacy, security, and transmission of individually identifiable health information; and requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information.
•The U.S. federal Open Payments requirements were implemented by the Centers for Medicare and Medicaid Services, or CMS, pursuant to the Patient Protections and Affordable Care Act, or ACA. Under the Open Payments Program, manufacturers of medical devices, medical supplies, biological products and drugs covered by Medicare, Medicaid and the Children’s Health Insurance Programs must report all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members.
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•State and foreign laws comparable to each of the above federal laws, including in the EU laws prohibiting giving healthcare professionals any gift or benefit in kind as an inducement to prescribe our products, national transparency laws requiring the public disclosure of payments made to healthcare professionals and institutions, and data privacy laws, in addition to anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to government reimbursement programs, patient data privacy and security.
•European Privacy Laws including Regulation 2016/679, known as the General Data Protection Regulation, or the GDPR, and the e-Privacy Directive (202/58/EC), and the national laws implementing each of them, as well as the privacy laws of Japan and other territories. Failure to comply with our obligations under the privacy regime could expose us to significant fines and/or adverse publicity, which could have material adverse effects on our reputation and business.
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
In the EU, the GDPR replaced the EU Data Protection Directive on May 25, 2018. The GDPR introduced new data protection requirements in the EU, as well as potential fines for noncompliance of up to the greater of €20,000,000 or 4% of total annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including: more stringent requirements relating to data subject consent; what information must be shared with data subjects regarding how their personal information is used; the obligation to notify regulators and affected individuals of personal data breaches; extensive new internal privacy governance obligations; and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR maintains the EU Data Protection Directive’s restrictions on cross-border data transfer. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. Further, Brexit has created uncertainty with regard to the status of the UK as an “adequate country” for the purposes of data transfers outside the European Economic Area, or EEA. In particular, it is unclear how data transfers to and from the UK will be regulated. These changes may require us to find alternative bases for the compliant transfer of personal data from the UK to the U.S., and we are monitoring developments in this area.
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
If we or our collaborators, CMOs or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell ONPATTRO, or any other future products, successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:
•adverse regulatory inspection findings;
•warning letters;
•voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
•restrictions on, or prohibitions against, marketing our products;
•restrictions on, or prohibitions against, importation or exportation of our products;
•suspension of review or refusal to approve pending applications or supplements to approved applications;
•exclusion from participation in government-funded healthcare programs;
•exclusion from eligibility for the award of government contracts for our products;
•suspension or withdrawal of product approvals;
•product seizures;
•injunctions; and
•civil and criminal penalties, up to and including criminal prosecution resulting in fines, exclusion from healthcare reimbursement programs and imprisonment.
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
The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are actively monitoring these regulations as we market and sell ONPATTRO in the U.S., the EU, Japan, Canada and Switzerland and as several of our other programs move through late stages of development, however, a number of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for such programs for a number of years. We might obtain regulatory approval for a product, including ONPATTRO, in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.
Our ability to commercialize ONPATTRO or any future products, including givosiran, successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. ONPATTRO and other products for which we are able to obtain marketing approval, including givosiran, may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell ONPATTRO or any future products, including givosiran, on a competitive basis. Increasingly, the third-party payors who pay for or reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into more than ten value-based agreements and are negotiating additional value-based agreements for ONPATTRO with certain private health insurers. The goal of these agreements is to ensure that we are paid based on the ability of ONPATTRO to deliver results in the real world setting comparable to those demonstrated in clinical trials. Partnering with payers on these agreements is intended to provide more certainty to them for their investment, and help accelerate coverage decisions for patients. The agreements are structured to link ONPATTRO’s performance in real-world use to financial terms. If the price we are able to charge for ONPATTRO or any other products we develop, including givosiran, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.2% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
We currently expect that some of the drugs we develop may need to be administered under the supervision of a physician or other healthcare professional on an outpatient basis, including ONPATTRO. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if:
•they are incident to a physician’s services;
•they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice; and
•they have been approved by the FDA and meet other requirements of the statute.
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
In particular, in March 2010, the ACA was signed into law. This legislation changed the system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Among the provisions affecting pharmaceutical companies are the following:
•Mandatory rebates for drugs sold into the Medicaid program were increased, and the rebate requirement was extended to drugs used in risk-based Medicaid managed care plans.
•The 340B Drug Pricing Program under the Public Health Service Act was extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities.

•Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “donut hole.”
•Pharmaceutical companies are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.
•The law provides that approval of an application for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, it will be easier for generic manufacturers to enter the market, which is likely to reduce the pricing for such products and could affect our profitability.
•The law creates a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected.
•The law expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability.
•The law expands the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program.
•The law expands healthcare fraud and abuse laws, including the civil FCA and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance.
•The law establishes new requirements to report financial arrangements with physicians and teaching hospitals and to annually report drug samples that manufacturers and distributors provide to physicians.
•The law establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
•The law established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery methods.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ONPATTRO or any of our product candidates for which we may obtain regulatory approval, including givosiran, or the frequency with which ONPATTRO or any future product, including givosiran, is prescribed or used.
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
Members of Congress and the Trump administration have expressed an intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the TCJA includes a provision repealing the individual insurance coverage mandate included in ACA, effective January 1, 2019. Further, on January 20, 2017, an Executive Order was signed directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018 the United States Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and our business, are not yet known. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Moreover, CMS issued a final rule in 2018 that will give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge issued an order staying the judgment pending appeal in December 2018, and both the Trump Administration and CMS have stated the ruling will have no immediate impact, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. On July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit held a hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision, but it is unclear when the appellate court will render its decision on this hearing, and what effect it will have on the status of the ACA. Congress may consider other legislation to replace elements of the ACA. The implications of the ACA, its possible repeal, any legislation that may be proposed to replace the ACA, or the political uncertainty surrounding any repeal or replacement legislation for our business and financial condition, if any, are not yet clear.
The costs of prescription pharmaceuticals in the U.S. has also been the subject of considerable discussion in the U.S., and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs, increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it was considering issuing a proposed rule in 2019 on a model called the International Pricing Index, with a potential start in the spring of 2020. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program, as an alternative to current “buy and bill” payment methods for Part B drugs. Such a proposed rule could limit our product pricing and have material adverse effects on our business. Although some of these, and other, proposals related to the administration’s Blueprint may require additional authorization to become effective, may ultimately be withdrawn, or may face challenges in the courts, the Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. Another bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the U.S. Department of Health and Human Services to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers of Congress and be signed into law, and if either is enacted, what effect it would have on our business; however enactment of either of these bills could have a material adverse effect on our business and prospects.
At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of total global annual revenue, or €20,000,000, whichever is greater, and in addition to such fines, we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, may make it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification requirements throughout the EU, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.
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

We are also subject to evolving European privacy laws on electronic marketing and cookies. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. The draft ePrivacy Regulation imposes strict opt-in marketing rules with limited exceptions for business-to-business communications, alters rules on third-party cookies, web beacons and similar technology and significantly increases potential fines to the same levels as GDPR (i.e., the greater of €20,000,000 or 4% of total global annual revenue). While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted during the middle or second half of 2020.
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
The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have:
•much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products;
•more extensive experience in pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and in manufacturing, marketing and selling drug products;
•product candidates that are based on previously tested or accepted technologies;
•products that have been approved or are in late stages of development; and
•collaborative arrangements in our target markets with leading companies and research institutions.
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, which is now approved in the U.S., Europe and certain other countries outside the U.S., and inotersen, developed by Ionis and licensed to Akcea, which is now approved in the U.S., the EU and Canada, as well as product candidates in various stages of clinical development, including an additional investigational drug being developed by Ionis. In addition, in August 2018, Pfizer announced the primary results from a Phase 3 study of tafamidis in patients with TTR cardiomyopathy. In June 2017 and May 2018, respectively, the FDA granted Fast Track and Breakthrough Therapy designations for tafamidis for TTR amyloid cardiomyopathy, and approved tafamidis for the treatment of the cardiomyopathy of wild-type or hereditary ATTR in May 2019. In March 2018, the Ministry of Labor Health and Welfare in Japan granted SAKIGAKE designation to tafamidis for this indication and in March 2019, Pfizer announced the additions of wild-type and mutant indications in Japan for TTR amyloid cardiomyopathy. Finally, we are aware that Eidos Therapeutics, Inc., or Eidos, initiated a Phase 3 clinical trial of AG10, a TTR stabilizer, in ATTR-CM in February 2019. Eidos also plans to initiate a Phase 3 clinical trial of AG10 in ATTR-PN patients by the end of 2019. While we believe that ONPATTRO will have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.
If we continue to successfully develop product candidates, and obtain approval for them, we will face competition based on many different factors, including:
•the safety and effectiveness of our products relative to alternative therapies, if any;
•the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration;
•the timing and scope of regulatory approvals for these products;
•the availability and cost of manufacturing, marketing and sales capabilities;
•the price of our products relative to alternative approved therapies;
•reimbursement coverage; and

•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with lumasiran, our investigational RNAi therapeutic now in Phase 3 studies for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in Phase 3 development by Oxthera AB, reloxaliase an investigational enzyme therapy in Phase 2 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, and DCR-PHXC, an investigational RNAi therapeutic in development by Dicerna for the treatment of primary hyperoxaluria. In March 2019, Dicerna announced the initiation of screening for a pivotal study of DCR-PHXC for this indication, and in July 2019, the FDA granted a Breakthrough Therapy Designation to DCR-PHXC for the treatment of patients with primary hyperoxaluria type 1. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
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
In addition, as a result of agreements that we have entered into, Takeda has obtained a non-exclusive license, and Arrowhead, as the assignee of Novartis Pharma AG, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea has received marketing approval for an antisense drug, inotersen that was developed by Ionis, in the U.S., the EU and Canada, for the treatment of hATTR amyloidosis. Several antisense drugs developed by Ionis have been approved and are currently marketed, and Ionis has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York, entitled Caryl Hull Leavitt v. Alnylam Pharmaceuticals, Inc., et. al., Case No. 18-CV-8845. The complaint, as further amended, alleges that we and our Chief Executive Officer, former Chief Financial Officer and certain of our other executive officers violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 20, 2017 and September 12, 2018. We believe that the allegations contained in the Complaint are without merit and intend to defend the case vigorously. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.
We may be the target of similar litigation in the future. For example, on September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. Any future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.
Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.
A small number of our stockholders beneficially own a substantial amount of our common stock. As of September 30, 2019, our six largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
Regeneron’s ownership of our common stock could delay or prevent a change in corporate control.
As of May 21, 2019, the closing date of the stock purchase in connection with the 2019 Regeneron collaboration, Regeneron held approximately 4% of our outstanding common stock and has the right to increase its ownership up to 30%. This concentration of ownership could harm the market price of our common stock in the future by:
•delaying, deferring or preventing a change in control of our company;
•impeding a merger, consolidation, takeover or other business combination involving our company; or

•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.
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
Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:
•a classified board of directors;
•a prohibition on actions by our stockholders by written consent;
•limitations on the removal of directors; and
•advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings.
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

ALNYLAM PHARMACEUTICALS, INC.

Date: October 31, 2019	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2019	/s/ Jeff Poulton
Jeff Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)