Form 10-K
period 2019-12-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2020-02-13
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36407
_____________________________________________________________________________________________
ALNYLAM PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________________________________________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0602661 (I.R.S. Employer Identification No.)
675 West Kendall Street, Henri A. Termeer Square Cambridge, MA 02142
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (617) 551-8200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	ALNY	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
The aggregate market value of the registrant’s common stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 28, 2019, was $7,997,224,708. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
At February 7, 2020, the registrant had 112,583,964 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

ALNYLAM PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

“Alnylam,” ONPATTRO®, GIVLAARI®, Alnylam Act® and Alnylam Assist® are registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.
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

PART I

ITEM 1. BUSINESS
Overview
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, we, our or us) is a global commercial-stage biopharmaceutical company developing novel therapeutics based on RNA interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, and function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for proteins implicated in causing disease, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients with genetic and other diseases. To date, our efforts to advance this revolutionary approach have yielded the approval of two first-in-class RNAi-based medicines, ONPATTRO® (patisiran) and GIVLAARI® (givosiran).
Our research and development strategy is to target genetically validated genes that have been implicated in the cause or pathway of human disease. We utilize a lipid nanoparticle (LNP) or N-acetylgalactosamine (GalNAc) conjugate approach to enable hepatic delivery of siRNAs. For delivery to the central nervous system, or CNS, and the eye (ocular delivery), we are utilizing an alternative conjugate approach. Our focus is on clinical indications where there is a high unmet need, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval, patient access and commercialization.
We continue to execute on our Alnylam 2020 strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Based on our accomplishments in 2019, we are confident we will achieve our Alnylam 2020 goals by the end of 2020. Specifically, our broad pipeline of investigational RNAi therapeutics is focused in four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. We now have two marketed products that are within the Genetic Medicines STAr, ONPATTRO and GIVLAARI. ONPATTRO is approved by the United States Food and Drug Administration, or FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, Japan, Canada and Switzerland. Regulatory filings in Brazil and other territories are pending and additional filings are planned for 2020. In November 2019, we received regulatory approval for GIVLAARI from the FDA for the treatment of adults with acute hepatic porphyria, or AHP. Givosiran is currently being reviewed under accelerated assessment by the European Medicines Agency, or EMA, for the treatment of patients with AHP and in early 2020, we announced that the Committee for Medicinal Products for Human Use, or CHMP, of the EMA has adopted a positive opinion recommending approval of givosiran for the treatment of AHP in adults and adolescents aged 12 years and older. We have also filed a marketing authorisation application, or MAA, for givosiran in Brazil and additional regulatory filings are planned for 2020 and beyond.
In addition to our marketed products, we have six late-stage investigational programs advancing toward potential commercialization. These programs include our wholly owned programs: givosiran (the non-branded drug name for GIVLAARI) for the treatment of patients with AHP, lumasiran for the treatment of primary hyperoxaluria type 1, or PH1, for which we reported positive topline results in late 2019 and have initiated a rolling New Drug Application, or NDA, submission to the FDA, patisiran (the non-branded drug name for ONPATTRO) for the treatment of transthyretin amyloidosis, or ATTR amyloidosis, with cardiomyopathy, and vutrisiran for the treatment of ATTR amyloidosis. Inclisiran for the treatment of hypercholesterolemia and atherosclerotic cardiovascular disease, or ASCVD, is being advanced by our partner, The Medicines Company (acquired by Novartis AG in January 2020), or MDCO, and fitusiran for the treatment of hemophilia is being advanced by our partner Sanofi Genzyme, the specialty care global business unit of Sanofi.
Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Regeneron Pharmaceuticals, Inc., or Regeneron, MDCO, Sanofi Genzyme and Vir Biotechnology, Inc., or Vir.
Key 2019 and Recent Highlights
TTR Franchise
•ONPATTRO (patisiran) – hATTR Amyloidosis with Polyneuropathy
◦Recognized ONPATTRO net revenue of $166.4 million for the year ended December 31, 2019
◦Attained over 750 patients worldwide on commercial ONPATTRO treatment since launch
◦Received regulatory approvals in Canada, Japan and Switzerland

◦Filed for regulatory approval in Brazil
◦Achieved reimbursement approvals in the United Kingdom, the Netherlands, Belgium, Germany, Luxembourg, Switzerland, Canada and Japan
•Patisiran – ATTR Amyloidosis with Cardiomyopathy
◦Initiated APOLLO-B Phase 3 study of patisiran for the treatment of ATTR amyloidosis with cardiomyopathy
•Vutrisiran (ALN-TTRsc02) – ATTR Amyloidosis
◦Initiated the HELIOS-B Phase 3 study in patients with hereditary and wild-type ATTR amyloidosis with cardiomyopathy
◦Continued enrollment in the HELIOS-A Phase 3 study in hATTR amyloidosis with polyneuropathy, with the study over 85% enrolled
Commercial/Late-Stage Pipeline
•GIVLAARI (givosiran) – Acute Hepatic Porphyria
◦Reported positive topline and complete results from ENVISION Phase 3 study
◦Received FDA approval of GIVLAARI for the treatment of adults with AHP
◦Observed strong initial demand for GIVLAARI in the U.S., with 13 Start Forms received in first six weeks after FDA approval
◦Received a positive opinion for givosiran for the treatment of AHP in adolescents and adults from CHMP in EU
◦Filed an MAA for givosiran in Brazil
•Lumasiran – Primary Hyperoxaluria Type 1
◦Reported positive topline results for the ILLUMINATE-A Phase 3 pivotal study of lumasiran for the treatment of PH1
◦Initiated NDA rolling submission to the FDA, with remaining sections expected to be submitted in early 2020
◦Completed enrollment in the ILLUMINATE-B Phase 3 study of lumasiran in PH1 patients less than six years of age with preserved renal function
◦Initiated the ILLUMINATE-C Phase 3 study of lumasiran for the treatment of advanced PH1 in patients of all ages with advanced renal disease
◦Received a pediatric rare disease designation from the FDA for lumasiran for the treatment of PH1
◦Announced positive results from the ongoing Phase 2 open-label extension, or OLE, study of lumasiran
•Inclisiran – Hypercholesterolemia (in collaboration with MDCO)
◦MDCO reported positive topline and complete results from the ORION-11 Phase 3 study in patients with ASCVD, the ORION-9 Phase 3 study in patients with heterozygous familial hypercholesterolemia, or HeFH, and the ORION-10 Phase 3 study in patients with ASCVD
◦MDCO submitted an NDA and an MAA for inclisiran to the FDA and EMA, respectively
•Fitusiran - Hemophilia (in collaboration with Sanofi Genzyme)
◦Continued enrollment in the ATLAS Phase 3 program for fitusiran in patients with hemophilia A or B with and without inhibitors
Early-Stage Pipeline
•ALN-AGT for the treatment of hypertension; initiated dosing in Phase 1 study and reported initial positive results
•ALN-AAT02 for the treatment of alpha-1 liver disease; reported initial positive Phase 1/2 results
•ALN-HBV02 (VIR-2218) for the treatment of chronic hepatitis B virus, or HBV, infection; reported initial positive Phase 1/2 results in collaboration with our partners at Vir

Corporate Highlights
•Finance
◦Ended 2019 with $1.55 billion in cash, cash equivalents, marketable debt and equity securities, and restricted investments
•Business
◦Formed a broad collaboration with Regeneron to discover, develop and commercialize new RNAi therapeutics for a broad range of diseases by addressing disease targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver
•Public Offering
◦In January 2019, sold 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share, receiving aggregate net proceeds of approximately $382 million
RNAi Therapeutics – A New Class of Innovative Medicines
Overview of RNAi Therapeutics
In recent years, a tremendous amount of progress has been made in effectively delivering RNAi therapeutics to targeted organs and cells, and we believe Alnylam has been the leader of this advancement. This delivery success has enabled continued execution on our Alnylam 2020 strategy and the advancement of our long-term strategic goals.
Early efforts focused on delivery of RNAi therapeutics utilizing LNPs, where siRNA molecules are encapsulated in specific lipid-based formulations. This technology enables systemic delivery with intravenous drug administration. Results with LNP-based investigational RNAi therapeutics demonstrated potent, rapid and durable target gene silencing in pre-clinical and clinical studies. Further, LNP-based investigational RNAi therapeutics have been found to be generally well tolerated in clinical studies conducted to date. Our first commercial product, ONPATTRO, is formulated utilizing LNPs.
In parallel, we have advanced proprietary technology that conjugates a sugar molecule called GalNAc to the siRNA molecule. This simpler delivery approach enables more convenient, subcutaneous administration of our drug candidates directed to liver expressed target genes, a key aspect of our platform. Results from our Enhanced Stabilization Chemistry, or ESC, GalNAc-conjugate delivery platform have demonstrated a durability of effect that we believe, based on our clinical results, supports once-monthly, once-quarterly, and in some cases, bi-annual subcutaneous dose regimens. Due to this increased potency and durability, as well as a wide therapeutic index, this conjugate platform has become our primary approach for drug development and is leveraged and we believe, strongly validated by, GIVLAARI, our recently-approved second medicine. Our next generation Enhanced Stabilization Chemistry-Plus, or ESC+, GalNAc-conjugates utilize advanced design features to further improve specificity, while maintaining potency and durability, further improving our already wide therapeutic index by up to six-fold. Our first wave of investigational RNAi therapeutics based on this ESC+ design, ALN-AAT02, ALN-HBV02 and ALN-AGT, are in the clinic, with what we believe to be encouraging initial results.

Our platform enhancements have also provided a strong foundation for pursuing a conjugate-based approach to extra-hepatic delivery, including delivery to the brain and spinal cord, as well as ocular delivery, with proof-of-concept, or POC, demonstrated in rodent and non-human primates, enabling our landmark collaboration during 2019 with Regeneron for the advancement of RNAi therapeutics for a broad range of diseases by addressing therapeutic targets in the eye and CNS, in addition to a select number of targets in the liver.
We believe RNAi therapeutics represent a simplified and efficient new class of innovative medicines. We have achieved human POC in multiple clinical trials of our investigational candidates and now have two commercially approved products, providing strong support for our approach to drug development. Moreover, we believe that our reproducible and modular platform will support the achievement of our long-term strategic goal of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact.
Our Product Pipeline
Our broad pipeline, including two approved products and multiple late and early-stage investigational RNAi therapeutics, is focused in four STArs: Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. We describe our commercial and clinical-stage pipeline in more detail below. The investigational therapeutics described below are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. None of these investigational therapeutics have been approved by the FDA, EMA or any other health authority and no conclusions can or should be drawn regarding the safety or efficacy of these investigational therapeutics.
Commercial Products and Late-Stage Clinical Development Pipeline
The chart below is a summary of our commercial products and late-stage development programs as of January 31, 2020. It identifies those programs for which we have received marketing approval, those programs for which we have received Breakthrough Therapy Designation from the FDA, the stage of our programs and our commercial rights to such programs:
As indicated in the chart above, to date we have received marketing approval for ONPATTRO and GIVLAARI in certain territories, with additional regulatory submissions pending.
Our TTR Franchise
About Transthyretin Amyloidosis (ATTR)
ATTR amyloidosis is a rare, serious, life-threatening, multisystem disease encompassing hATTR amyloidosis and wild-type ATTR, or wtATTR, amyloidosis, which result from either hereditary (genetic mutation) or nonhereditary (ageing) causes, respectively. In ATTR amyloidosis, misfolded transthyretin, or TTR, proteins accumulate as amyloid fibrils in multiple organs and tissue types. hATTR amyloidosis can include sensory and motor, autonomic and cardiac symptoms and is a major unmet medical need with significant morbidity and mortality, affecting approximately 50,000 people worldwide. The median survival is 4.7 years following diagnosis, with a reduced survival (3.4 years) for patients presenting with cardiomyopathy. wtATTR amyloidosis predominantly manifests as cardiomyopathy and heart failure symptoms, although patients may experience other manifestations due to extra-cardiac amyloid deposition. The disease is estimated to impact 200,000 to 300,000 people worldwide.
ONPATTRO (patisiran) – hATTR Amyloidosis with Polyneuropathy
ONPATTRO (patisiran) is an intravenously administered RNAi therapeutic targeting TTR. It is designed to target and silence TTR mRNA, thereby blocking the production of TTR protein before it is made. ONPATTRO blocks the production of TTR in the liver, reducing its accumulation in the body’s tissues in order to halt or slow down the progression of the polyneuropathy associated with the disease.
ONPATTRO is the first ever FDA-approved RNAi therapeutic and our first product to receive marketing approval. In the U.S. and Canada, ONPATTRO is indicated for the treatment of the polyneuropathy of hATTR amyloidosis in adults. In the EU and Switzerland, ONPATTRO is indicated for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy, and in Japan, ONPATTRO is indicated for the treatment of TTR type familial amyloidosis with polyneuropathy. Regulatory filings in Brazil and other territories are currently under review and additional filings are planned for 2020.
Patisiran – ATTR Amyloidosis with Cardiomyopathy
Patisiran (the non-branded name for ONPATTRO) is being investigated in patients with ATTR amyloidosis (wild-type or hereditary) with cardiomyopathy in the ongoing APOLLO-B Phase 3 study. Patisiran is also being investigated in other patient segments through Phase 4 studies. Patisiran has received Orphan Drug Designations in the U.S., EU and Japan.
APOLLO-B Phase 3 Study
In September 2019, we initiated APOLLO-B, a randomized, double-blind, placebo-controlled Phase 3 study in ATTR amyloidosis patients with cardiomyopathy. The study is enrolling patients with confirmed cardiomyopathy and medical history of symptomatic heart failure due to ATTR amyloidosis. Patients will be randomized 1:1 to patisiran or placebo. Concomitant use of on-label commercially available tafamidis is not prohibited. After 12-months of treatment, the primary endpoint of six-minute walk test will be evaluated, as well as other key secondary and exploratory endpoints.
Vutrisiran – ATTR Amyloidosis
Vutrisiran is an investigational, subcutaneously administered RNAi therapeutic targeting TTR in development for the treatment of ATTR amyloidosis (wild-type or hereditary). It is designed to target and silence TTR mRNA, thereby blocking the production of wild-type and mutant TTR protein before it is made. This may help to reduce the deposition and facilitate the clearance of TTR amyloid deposits in tissues like the nerves, heart and gastrointestinal tract which may potentially restore function. Vutrisiran is currently being evaluated in the HELIOS-A and HELIOS-B Phase 3 studies and has received both U.S. and EU Orphan Drug Designations.
HELIOS-A Phase 3 Study
Initiated in late 2018, the HELIOS-A Phase 3 trial is a randomized, open-label Phase 3 study in hATTR amyloidosis patients. The study is enrolling approximately 160 patients with a 3:1 randomization where 120 patients will receive a 25 mg subcutaneous injection of vutrisiran once every three months and 40 patients will receive a 0.3 mg/kg intravenous infusion of ONPATTRO once every three weeks as a reference comparator. The study co-primary endpoints are the mean change from baseline in the modified Neuropathy Impairment Score +7, or mNIS+7, and the Norfolk Quality of Life Diabetic Neuropathy score at nine months as compared to the mean change observed in the placebo arm of the previously completed APOLLO Phase 3 study of patisiran, upon which the approval of ONPATTRO was based. Additional secondary and exploratory endpoints will also be evaluated.
HELIOS-B Phase 3 Study
The HELIOS-B Phase 3 trial, initiated in late 2019, is a randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of vutrisiran in approximately 600 patients with ATTR amyloidosis (wild-type or hereditary) with cardiomyopathy. Patients will be randomized on a 1:1 basis to receive 25 mg of vutrisiran or placebo administered as a low-volume subcutaneous injection once every three months for up to 36 months. The primary endpoint will evaluate the efficacy of vutrisiran versus placebo on the composite outcome of reducing all-cause mortality and recurrent cardiovascular hospitalizations. The primary endpoint will be assessed 30 months after the last patient is randomized. Additional secondary and exploratory endpoints will also be evaluated. Concomitant use of on-label commercially available tafamidis is not prohibited. The study protocol includes an optional interim efficacy analysis to be conducted at our discretion, that could allow the study to conclude early.

Our Second Approved RNAi Therapeutic
GIVLAARI (givosiran) — Acute Hepatic Porphyria
GIVLAARI (givosiran) is our second approved RNAi therapeutic and the world’s first-ever GalNAc-conjugate RNA therapeutic to be approved. In the U.S., the FDA approved GIVLAARI (givosiran) injection for subcutaneous use for the treatment of adults with AHP. We launched GIVLAARI in the U.S. in December 2019. GIVLAARI was reviewed by the FDA under Priority Review and had previously been granted Breakthrough Therapy and Orphan Drug Designations in the U.S. Givosiran is currently being reviewed under accelerated assessment by the EMA for the treatment of patients with AHP, after receiving Priority Medicines, or PRIME, Designation and Orphan Drug Designation from the EMA. In early 2020, we announced that the CHMP of the EMA has adopted a positive opinion recommending approval of givosiran for the treatment of AHP in adults and adolescents aged 12 years and older. We have also filed an MAA for givosiran in Brazil and additional regulatory filings are planned for 2020 and beyond.
AHP refers to a family of ultra-rare, genetic diseases characterized by potentially life-threatening attacks and, for some patients, chronic manifestations that negatively impact daily functioning and quality of life. AHP is comprised of four types: acute intermittent porphyria, hereditary coproporphyria, variegate porphyria, and aminolevulinic acid dehydratase-deficiency porphyria. We estimate there are approximately 3,000 AHP patients diagnosed in the U.S. and EU with active disease. Each type of AHP results from a genetic defect leading to deficiency in one of the enzymes of the heme biosynthesis pathway in the liver. AHP disproportionately impacts women of working and childbearing age, and symptoms of the disease vary widely. Severe, unexplained abdominal pain is the most common symptom, which can be accompanied by limb, back or chest pain, nausea, vomiting, confusion, anxiety, seizures, weak limbs, constipation, diarrhea, or dark or reddish urine. The nonspecific nature of AHP signs and symptoms can often lead to misdiagnoses of other more common conditions such as viral gastroenteritis, irritable bowel syndrome and appendicitis. Consequently, patients with AHP can wait up to 15 years for a confirmed diagnosis. In addition, long-term complications and comorbidities of AHP can include hypertension, chronic kidney disease, or CKD, or liver disease including hepatocellular carcinoma.
The approval of GIVLAARI in the U.S. was based on positive results from the randomized, double-blind, placebo-controlled ENVISION Phase 3 trial, the largest ever interventional study conducted in AHP. Full results from the ENVISION study were reported in April 2019 at the European Association for the Study of the Liver 54th Annual International Liver Congress™.
In August 2019, we announced that we entered into a U.S. gastrointestinal, or GI, disease education and promotional agreement with Ironwood Pharmaceuticals, Inc., or Ironwood, to leverage Ironwood’s capabilities in GI to help raise AHP awareness and bring GIVLAARI to gastroenterologists and other healthcare practitioners, or HCPs, in the U.S. Ironwood’s clinical sales specialists are now promoting GIVLAARI in the U.S. to the gastroenterologists and other HCPs that it already calls on for its own marketed product.
Additional Late-Stage Clinical Development Programs
Lumasiran — PH1
Lumasiran is an investigational, subcutaneously administered RNAi therapeutic targeting hydroxyacid oxidase 1, or HAO1, mRNA in development for the treatment of PH1. Lumasiran utilizes our ESC-GalNAc-conjugate technology, which enables subcutaneous dosing with increased potency and durability and a wide therapeutic index. In December 2019, we reported positive topline results from our ILLUMINATE-A Phase 3 study of lumasiran for the treatment of PH1 and in January 2020, we announced the initiation of a rolling NDA submission for lumasiran to the FDA. The rolling submission allows completed sections of an NDA to be reviewed by the FDA on an ongoing basis. Specifically, we submitted the non-clinical components to the FDA and expect to submit the remaining components in early 2020. We intend to file an MAA with the EMA in early 2020. To date, lumasiran has received both U.S. and EU Orphan Drug Designations, Pediatric Rare Disease and Breakthrough Therapy designations from the FDA and a PRIME designation from the EMA.
We are also conducting ILLUMINATE-B – a global Phase 3 study of lumasiran in PH1 patients less than six years of age, with results expected in mid-2020, and ILLUMINATE-C – a global Phase 3 study of lumasiran in PH1 patients of all ages with advanced renal disease, with results expected in 2021.
HAO1 encodes glycolate oxidase, or GO. Thus, by silencing HAO1 and depleting the GO enzyme, lumasiran inhibits production of oxalate – the metabolite that directly contributes to the pathophysiology and clinical manifestations of PH1. PH1 is an ultra-rare disease in which excessive oxalate production results in the deposition of calcium oxalate crystals in the kidneys and urinary tract and can lead to the formation of painful and recurrent kidney stones and nephrocalcinosis. Renal damage is caused by a combination of tubular toxicity from oxalate, calcium oxalate deposition in the kidneys, and urinary tract obstruction by calcium oxalate stones. Compromised kidney function exacerbates the disease as the excess oxalate can no longer be effectively excreted, resulting in subsequent accumulation in bones, eyes, skin, and heart, leading to severe illness and potentially death. Current treatment options are very limited and include frequent renal dialysis or combined organ transplantation of liver and kidney, a procedure with high morbidity that is limited due to organ availability. Although a small minority of patients respond to vitamin B6 therapy, there are no approved pharmaceutical therapies for PH1. PH1 affects one to three individuals per million in the U.S. and Europe with a higher prevalence in some parts of the world, such as the Middle East and North Africa.
ILLUMINATE-A
•ILLUMINATE-A was a randomized, double-blind, placebo-controlled trial, designed to enroll approximately 30 patients with PH1 ages six and above, with relatively preserved renal function, at 16 study sites, in eight countries around the world, and is the largest interventional study conducted specifically in PH1. Patients were randomized 2:1 to lumasiran or placebo, with lumasiran administered at 3 mg/kg monthly for three months followed by quarterly maintenance doses. The primary endpoint for the study was the percent change from baseline in 24-hour urinary oxalate excretion averaged across months 3 to 6 in patients treated with lumasiran as compared to placebo. In December, we reported positive topline results from ILLUMINATE-A.
◦Efficacy and Safety Results: At six months, lumasiran met the primary endpoint in patients with PH1 (p less than 0.0001) and achieved statistically significant results for all six hierarchically-tested secondary endpoints (p less than or equal to 0.001), including the proportion of lumasiran patients that achieved near-normalization or normalization of urinary oxalate levels, relative to placebo. There were no serious or severe adverse events in the study, and results showed that lumasiran was generally well tolerated with an overall profile generally consistent with that observed in Phase 1/2 and open-label extension studies, or OLE, of lumasiran.
•ILLUMINATE-OLE: All but one patient enrolled into the OLE phase of the study to continue dosing with lumasiran for an additional 4.5 years.
ILLUMINATE-B
•The ILLUMINATE-B Phase 3 trial is an open-label, global, multicenter study to evaluate the efficacy and safety of lumasiran in approximately twenty patients less than six years of age, with relatively preserved renal function and a documented diagnosis of PH1. The dosing regimen is based on patient weight. The primary endpoint is the reduction of urinary oxalate at six months relative to baseline. Key secondary and exploratory endpoints will evaluate additional measures of urinary oxalate, estimated glomerular filtration rate, safety and tolerability, and quality of life.
ILLUMINATE-C
•The ILLUMINATE-C Phase 3 trial is a single-arm, open-label, global, multicenter study to evaluate the efficacy and safety of lumasiran in approximately 16 patients with advanced renal disease and a documented diagnosis of PH1. Cohort A will enroll patients with advanced disease who do not yet require dialysis and Cohort B will enroll patients who are dialysis-dependent. The primary endpoint is the percentage change in plasma oxalate from baseline to six months. Key secondary endpoints will evaluate additional measures of plasma oxalate and changes in: urinary oxalate, renal function, nephrocalcinosis, frequency and mode of dialysis, frequency of renal stone events and measures of systemic oxalosis.
Inclisiran — Hypercholesterolemia
Inclisiran is an investigational, subcutaneously administered RNAi therapeutic targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia. PCSK9 is a protein involved in the regulation of low-density lipoprotein, or LDL, receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-C, which is commonly referred to as “bad” cholesterol. In September 2019, our partner, MDCO, reported positive complete results from the ORION-11 Phase 3 study of inclisiran and subsequently reported positive results in its ORION-9 and ORION-10 Phase 3 studies. In January 2020, MDCO announced that it had completed a submission to the FDA of an NDA for inclisiran in December 2019, and that it had completed a submission to the EMA of an MAA for inclisiran. Inclisiran has also been granted Orphan Drug Designation in the U.S. for the treatment of homozygous familial hypercholesterolemia, or HoFH.
Approximately 100 million people worldwide are treated with lipid lowering therapies, predominantly statins, to reduce LDL-C and the associated risk of death, nonfatal myocardial infarction and nonfatal stroke or associated events. However, residual risk for cardiovascular events remains and statins are associated with well-known limitations. First, not all subjects reach LDL-C levels associated with optimal protection against clinical events. Second, not all subjects tolerate statins or are able to take statins at sufficiently-intensive doses. Third, observational studies have demonstrated that >50% of patients do not adhere to statin therapy for more than six months. Despite statins alone or in combination with other lipid lowering medications, current therapies for the management of elevated LDL-C remain insufficient in some subjects. This is particularly true in patients with pre-existing coronary heart disease and/or diabetes or a history of familial hypercholesterolemia who are at the highest risk and require the most intensive management. There is an unmet need for additional treatment options beyond currently-available treatments for lowering of the LDL-C level to reduce cardiovascular risk.
In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases. In January 2020, Novartis AG completed the acquisition of MDCO. A description of our agreement with MDCO is included below under the heading “Strategic Alliances.”

ORION Phase 3 Clinical Program and Results
In 2017, MDCO initiated the ORION Phase 3 program for inclisiran, a comprehensive set of clinical trials to assess LDL-C lowering and safety in over 3,600 patients and has reported the information below with respect to the ORION program. The Phase 3 program includes the five Phase 3 clinical trials described below and represents the largest clinical experience for an investigational RNAi therapeutic to date:
•ORION-11 – a placebo-controlled, double-blind, randomized Phase 3 study of inclisiran versus placebo (1:1) in patients (N=1,617) with ASCVD, or ASCVD-risk equivalents, and elevated LDL-C despite maximum tolerated doses of LDL-C lowering therapies, including statins. The primary endpoints were percentage change in LDL-C from baseline to day 510 (17 months) and time-adjusted percentage change in LDL-C from baseline after day 90 (three months) and up to day 540 (18 months).
◦The study met all primary and secondary endpoints. Full positive results were presented in September 2019 and demonstrated that inclisiran achieved 54% LDL-C lowering with time-adjusted reductions of 50% sustained over 18 months of treatment in patients with ASCVD, with an encouraging safety profile, including no treatment-related liver or renal abnormalities.
•ORION-10 – a placebo-controlled, double-blind, randomized Phase 3 study of inclisiran versus placebo (1:1) in ASCVD patients (N=1,561). The primary endpoints were percentage change in LDL-C from baseline to day 510 (17 months) and time-adjusted percentage change in LDL-C from baseline after day 90 (three months) and up to day 540 (18 months).
◦The study met all primary and secondary endpoints. Full results were presented in November 2019 and demonstrated that inclisiran achieved 58% LDL-C lowering with time-adjusted reductions of 56% sustained over 18 months of treatment in patients with ASCVD, with an encouraging safety profile, including no treatment-related liver or renal abnormalities.
•ORION-9 – a placebo-controlled, double-blind, randomized Phase 3 study of inclisiran versus placebo (1:1) in patients (N=482) with HeFH. The primary endpoints were percentage change in LDL-C from baseline to day 510 (17 months) and time-adjusted percentage change in LDL-C from baseline between day 90 (three months) and up to day 540 (18 months).
◦The study met all primary and secondary endpoints. Full results were presented in November and demonstrated that inclisiran achieved 50% LDL-C lowering with time-adjusted reductions of 45% sustained over 18 months of treatment in patients with HeFH, with an encouraging safety profile, including no treatment-related liver or renal abnormalities.
•ORION-5 – an ongoing placebo-controlled, double-blind, randomized Phase 3 study of inclisiran versus placebo (1:1) in patients (N=45) with HoFH. The primary endpoint of the trial is percentage change in LDL-C from baseline to day 150 (five months).
•ORION-4 – a placebo-controlled, double-blind, randomized Phase 3 study of inclisiran versus placebo (1:1) in patients (N=15,000) with ASCVD. The primary endpoint is a composite of coronary heart disease death, myocardial infarction, fatal or non-fatal ischemic stroke and urgent coronary revascularization procedures. The secondary endpoints include a composite of coronary heart disease death or myocardial infarction, and cardiovascular death.
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
Fitusiran is currently being evaluated in the ATLAS Phase 3 program and has received both U.S. and EU Orphan Drug Designations for the treatment of hemophilia A and B.
ATLAS Phase 3 Clinical Program
Trial Design: ATLAS is a global, multicenter program designed to evaluate the safety and efficacy of fitusiran in three separate trials, including patients with hemophilia A and B with or without inhibitors.
•ATLAS-INH, a nine-month, open-label, randomized, controlled trial designed to enroll approximately 50 patients with hemophilia A or B with inhibitors receiving prior on-demand therapy with bypassing agents.
•ATLAS-A/B, a nine-month, open-label, randomized, controlled trial designed to enroll approximately 120 patients with hemophilia A or B without inhibitors receiving prior on-demand therapy with factor or bypassing agents.
•ATLAS-PPX, an open-label, one-way crossover study designed to enroll approximately 70 patients with hemophilia A or B with and without inhibitors receiving prior prophylaxis therapy with factor or bypassing agents. In this study, patients will receive standard of care factor or bypassing agent prophylaxis therapy for six months and then transition to fitusiran treatment for seven months. The annualized bleeding rate will be prospectively measured in both periods.
In January 2018, we and Sanofi Genzyme entered into an amendment to our 2014 collaboration, as well as the ALN-AT3 Global License Terms, which as further amended in April 2019 are referred to as the A&R AT3 License Terms, pursuant to which Sanofi Genzyme has global rights to develop and commercialize fitusiran and any back-up products. The 2014 Sanofi Genzyme collaboration, as amended, as well as the A&R AT3 License Terms, are described below under the heading “Strategic Alliances.”
Early-Stage Clinical Development Pipeline
In addition to the late-stage programs listed above, we are also advancing other earlier-stage pipeline programs and plan to file two to four investigational new drug applications, or INDs, or clinical trial applications, or CTAs, beginning in 2020 from our organic product engine. We also intend to continue to build on our progress with extra-hepatic delivery during 2020, advancing our eye and CNS programs under our collaboration with Regeneron.
The chart below is a summary of our early-stage development programs as of January 31, 2020. It identifies those programs in which we have achieved human POC by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, the stage of these programs, and our commercial rights to such programs, as well as programs which we believe could result in an IND or CTA filing in 2020:
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
With respect to our Cardio-Metabolic pipeline, in March 2013, we entered into an exclusive, worldwide license with MDCO pursuant to which MDCO was granted the right to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases, including inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for nonalcoholic steatohepatitis, or NASH, and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts.
With respect to our Hepatic Infectious Disease pipeline, in October 2017, we announced an exclusive license agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection.
With respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi Genzyme in 2014. In January 2018, we and Sanofi Genzyme amended our 2014 collaboration and entered into the Exclusive License Agreement, referred to as the Exclusive TTR License, under which we have the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO, vutrisiran and any back-up products, and the ALN-AT3 Global License Terms, referred to as the AT3 License Terms, under which Sanofi Genzyme has the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. In April 2019, we and Sanofi Genzyme agreed to further amend the 2014 Sanofi Genzyme collaboration to conclude the research and option phase and to amend and restate the AT3 License Terms to modify certain of the business terms.
We also have entered into license agreements to obtain rights to intellectual property in the field of RNAi. In addition, because delivery of RNAi therapeutics has historically been an important objective of our research activities, we have entered into various collaboration and licensing arrangements with other companies and academic institutions to gain access to delivery technologies, including various LNP delivery technologies, and we may enter into such agreements in the future to gain access to products or technologies.
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
Product Alliances
Regeneron. In April 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement, which became effective in May 2019.
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
Under the terms of the Regeneron Collaboration, we will work exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial five-year research period, subject to extension for up to an additional two years, or the Initial Research Term. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver, including our previously-announced collaboration with Regeneron to identify RNAi therapeutics for the chronic liver disease NASH. We retain broad global rights to all of our other unpartnered liver-directed clinical and pre-clinical pipeline programs.
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
For more information regarding the Regeneron Collaboration, including the ongoing or expected financial and accounting impact on our business, please read Note 4, Collaboration Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
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
In April 2019, we and Sanofi Genzyme agreed to further amend the 2014 Sanofi Genzyme collaboration to conclude the research and option phase and to amend and restate the AT3 License Terms pursuant to the A&R AT3 License Terms, to modify certain of the business terms. The material collaboration terms for fitusiran were unchanged. In connection with entering into the 2019 amendment and the A&R AT3 License Terms, we agreed to advance, at our cost, a selected investigational asset in an undisclosed rare genetic disease through the end of IND-enabling studies. Following completion of such studies, we will transition, at our cost, such asset to Sanofi Genzyme. Thereafter, Sanofi Genzyme will fund all potential future development and commercialization costs for such asset. If this asset is approved, we will be eligible to receive tiered double-digit royalties on global net sales.
For more information regarding the 2014 Sanofi Genzyme collaboration, as amended in January 2018 and April 2019, as well as the Exclusive TTR License and the A&R AT3 License Terms, including the ongoing or expected financial and accounting impact on our business, please read Note 4, Collaboration Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
The Medicines Company. In February 2013, we and MDCO entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases. Under the MDCO agreement, we had responsibility for the development of inclisiran until Phase 1 Completion, as defined in the MDCO agreement, at our cost. In late 2015, MDCO assumed responsibility for all development and commercialization of inclisiran, at its sole cost, and is advancing inclisiran in a comprehensive Phase 3 development program. In December 2019, MDCO filed for regulatory approval of inclisiran in the U.S., and in January 2020, MDCO was acquired by Novartis AG. For more information regarding the MDCO agreement, including its ongoing financial and accounting impact on our business, please read Note 4, Collaboration Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
Vir Biotechnology, Inc. In October 2017, we and Vir entered into a collaboration and license agreement pursuant to which we granted to Vir an exclusive license to develop, manufacture and commercialize ALN-HBV02 (VIR-2218), for all uses and purposes other than certain excluded fields, as set forth in the agreement. In addition, we granted Vir an exclusive option for up to four additional RNAi therapeutics programs for the treatment of infectious diseases. For more information regarding the Vir agreement, including its ongoing financial and accounting impact on our business, please read Note 4, Collaboration Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
Other Strategic License Agreements
Ionis Pharmaceuticals, Inc. In January 2015, we and Ionis Pharmaceuticals, Inc., or Ionis, entered into a second amended and restated strategic collaboration and license agreement, which we further amended in July 2015, or the 2015 Ionis agreement. The 2015 Ionis agreement provides for certain new exclusive target cross-licenses of intellectual property on eight disease targets, providing each company with exclusive RNA therapeutic license rights for four programs, and extended the parties’ existing non-exclusive technology cross-license, which was originally entered into in 2004 and was amended and restated in 2009, through April 2019. Under the original agreement, Ionis licensed to us its patent estate related to antisense motifs and mechanisms and oligonucleotide chemistry for double-stranded RNAi products. In turn, we non-exclusively licensed to Ionis our patent estate relating to antisense motifs and mechanisms and oligonucleotide chemistry to research, develop and commercialize single-stranded antisense therapeutics, single stranded RNAi therapeutics and to research double-stranded RNAi compounds. Ionis also received a license to develop and commercialize double-stranded RNAi drugs targeting a limited number of therapeutic targets on a non-exclusive basis. For more information regarding the 2015 Ionis agreement, including its ongoing financial and accounting impact on our business, please read Note 4, Collaboration Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.
Intellectual Property, Proprietary Rights and Exclusivities
We have devoted considerable effort and resources through both in-licensing and filing patent applications on our own inventions, as well as protecting our trade secrets and know-how to establish what we believe to be a strong intellectual property position relevant to RNAi therapeutic products and delivery technologies. In this regard, we have amassed a portfolio of patents, patent applications and other intellectual property covering:
•fundamental aspects of the structure and uses of siRNAs, including their use as therapeutics, and RNAi-related mechanisms;
•chemical modifications to siRNAs that improve their suitability for therapeutic and other uses;
•compositions of siRNAs directed to specific targets as well as their methods of use, including as therapeutics and diagnostics;
•delivery technologies, such as in the fields of siRNA conjugates, including carbohydrate, lipophilic and other conjugates as well as cationic liposomes and other delivery vehicles; and
•all aspects of our development candidates and marketed products, with an additional level of protection for trademarks related to our marketed products.
In addition to patents and trademarks for our marketed products, we seek to obtain all available regulatory exclusivities for our marketed products, including data and orphan exclusivities in the relevant jurisdictions.
Key Patents and Regulatory Exclusivities
We typically obtain protection of our product candidates with patents and patent applications directed to compositions of matter and their uses. Below is a summary of granted patents that we own or control covering our marketed products in the U.S. and Europe.
ONPATTRO

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor
8168775	United States	Compositions of Matter & Methods of Use	8/10/2032	Alnylam
8334373	United States	Compositions of Matter & Methods of Use	5/27/2025	Alnylam
8741866	United States	Compositions of Matter & Methods of Use	10/20/2029	Alnylam
9234196	United States	Compositions of Matter & Methods of Use	10/20/2029	Alnylam
8802644	United States	Compositions of Matter & Methods of Use	10/21/2030	Arbutus Biopharma
8158601	United States	Compositions of Matter & Methods of Use	11/10/2030	Arbutus Biopharma
9943538	United States	Compositions of Matter	11/4/2023	Ionis Pharmaceuticals
9943539	United States	Compositions of Matter	11/4/2023	Ionis Pharmaceuticals
2937418	Europe	Compositions of Matter & Methods of Use	8/28/2033	Alnylam
2344639	Europe	Compositions of Matter & Methods of Use	10/20/2029	Alnylam
2440183	Europe	Compositions of Matter	10/21/2030	Arbutus Biopharma
_________________________________________

* Shown here are selected granted patents in the U.S. and Europe. Additional granted and pending patents in the U.S., Europe and other countries may be available.
** Expiration dates listed here include any granted or anticipated patent term extensions and supplemental protection certificates but exclude any pediatric extensions that may be available.
In addition, in connection with our FDA approval on August 10, 2018, the FDA granted ONPATTRO (patisiran) new chemical entity, or NCE, exclusivity until August 10, 2023, and Orphan Drug Exclusivity, or ODE, until August 10, 2025. In connection with our EMA approval on August 26, 2018, the EMA granted ONPATTRO (patisiran) Marketing Exclusivity and ODE until August 26, 2028.
GIVLAARI

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor
8106022	United States	Compositions of Matter & Methods of Use	12/12/2029	Alnylam
8828956	United States	Compositions of Matter & Methods of Use	12/4/2028	Alnylam
9133461	United States	Compositions of Matter & Methods of Use	5/14/2033	Alnylam/Icahn School of Medicine at Mount Sinai
9150605	United States	Compositions of Matter	8/28/2025	Ionis Pharmaceuticals
9631193	United States	Methods of Use	3/15/2033	Alnylam/Icahn School of Medicine at Mount Sinai
9708610	United States	Compositions of Matter & Methods of Use	1/1/2024	Ionis Pharmaceuticals
9708615	United States	Compositions of Matter & Methods of Use	3/8/2024	Alnylam
10119143	United States	Compositions of Matter & Methods of Use	10/3/2034	Alnylam/Icahn School of Medicine at Mount Sinai
10125364	United States	Compositions of Matter & Methods of Use	3/15/2033	Alnylam/Icahn School of Medicine at Mount Sinai
10131907	United States	Compositions of Matter & Methods of Use	8/24/2028	Alnylam
10273477	United States	Compositions of Matter	3/8/2024	Alnylam
2836595	Europe	Compositions of Matter & Methods of Use	4/10/2033	Alnylam/Icahn School of Medicine at Mount Sinai
2336317	Europe	Compositions of Matter	6/14/2024	Alnylam
2957568	Europe	Compositions of Matter	11/4/2023	Ionis Pharmaceuticals
1560840	Europe	Compositions of Matter	11/4/2023	Ionis Pharmaceuticals
_________________________________________
* Shown here are selected granted patents in the U.S. and Europe. Additional granted and pending patents in the U.S., Europe and other countries may be available.
** Expiration dates listed here do not account for any patent term extensions, supplemental protection certificates or pediatric extensions that may be available.
In addition, in connection with our FDA approval on November 20, 2019, the FDA granted GIVLAARI (givosiran) NCE exclusivity until November 20, 2024, and ODE until November 20, 2026.
Trademarks
We file trademarks to protect our corporate brand and our products. Typically we file trademark applications in the U.S., Europe and elsewhere in the world as appropriate. In addition to multiple pending trademark applications in the U.S. and other major countries, we have registered trademarks in the U.S., including but not limited to Alnylam®, Alnylam Pharmaceuticals® and the Alnylam logo, as well as ONPATTRO®, the ONPATTRO logo and GIVLAARI®.
Intellectual Property Challenges
As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, reexamination, inter partes review, post-grant review and opposition proceedings, in various patent offices relating to patent rights in the RNAi field. On September 16, 2012, the America Invents Act, or AIA, went into effect and provided for expanded patent challenge,

i.e., inter partes review and post-grant review. These provide additional opportunities for third parties to challenge our patents. For example, a third party has filed an opposition in the European Patent Office, or EPO, against our owned patent EP 2723758, with claims directed to compositions and methods of ANGPTL3, arguing that the granted claims are invalid. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise in this area. A description of legal matters relating to certain aspects of our intellectual property portfolio is set forth in Part I, Item 3, “Legal Proceedings,” of this annual report on Form 10-K.
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
•other companies working to develop RNAi and microRNA therapeutic products;
•companies developing technology known as antisense, which, like RNAi, attempts to silence the activity of specific genes by targeting the mRNAs copied from them; and
•marketed products and development programs for therapeutics that treat the same diseases for which we may also be developing treatments.
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
Companies working on chemically synthesized siRNAs include Takeda Pharmaceutical Company Ltd., or Takeda, Marina Biotech, Inc., or Marina, Arrowhead Pharmaceuticals, Inc., or Arrowhead, and its subsidiary, Calando Pharmaceuticals, Inc., or Calando, Quark Pharmaceuticals, Inc., or Quark, Silence Therapeutics plc, or Silence, Arbutus Biopharma Corp., or Arbutus, Sylentis, S.A.U., or Sylentis, Dicerna Pharmaceuticals, Inc., or Dicerna, and its collaborators, Boehringer Ingelheim, Alexion Pharmaceuticals, Inc. and Eli Lilly and Company, WAVE Life Sciences Ltd., or WAVE, Silenseed Ltd., Ascletis Pharma Inc., Biomics Biopharma, Sirnaomics Inc., Olix Pharmaceuticals Inc., Phio Pharmaceuticals, Amgen Pharmaceuticals Inc., or Amgen, BioPath Holding Inc. and Arcturus Therapeutics, Inc., or Arcturus. Several of these companies have licensed our intellectual property. Benitec Biopharma Ltd., or Benitec, is working on gene therapy approaches to RNAi therapeutics. Companies working on microRNA therapeutics include Regulus Therapeutics, Inc., Rosetta Genomics Ltd., F. Hoffmann-La Roche Ltd, or Roche, through its acquisition in 2014 of Santaris Pharma A/S, miRagen Therapeutics, Inc., MiNA Therapeutics, Inc. and Asuragen, Inc.
Antisense technology uses short, single-stranded, DNA-like molecules to block mRNAs encoding specific proteins. While we believe that RNAi drugs may potentially have significant advantages over antisense oligonucleotide, or ASO, drugs, including greater potency and specificity, others are developing ASO drugs that are currently at a more advanced stage of development than RNAi drugs. For example, Ionis has developed several ASO drugs that have received regulatory approval. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. In addition to Ionis and its collaborators, including Biogen Inc., AstraZeneca PLC and Bayer AG, a number of other companies have ASO-based product candidates in various stages of pre-clinical and clinical development, including Roche, Akcea Therapeutics, Inc., or Akcea, Antisense Therapeutics, Ltd., WAVE and Sarepta Therapeutics, Inc.
The competitive landscape continues to expand and we expect that additional companies will initiate programs focused on the development of RNAi therapeutic products using the approaches described above as well as potentially new approaches that may result in the more rapid development of RNAi therapeutics or more effective technologies for RNAi drug development or delivery.

Competing Drugs for Our Marketed Products and Late-Stage Investigational RNAi Therapeutics
ATTR Amyloidosis. Until recently, liver transplantation was the only treatment option for patients with hATTR amyloidosis in the U.S. and in other countries. Only a subset of patients with early-stage disease qualify for this costly and invasive procedure, which carries significant morbidity and risk of mortality. Even following liver transplantation, the disease continues to progress for many patients, presumably due to ongoing deposition of wild-type TTR protein.
In addition to ONPATTRO, approved treatments for hATTR amyloidosis now include inotersen (TEGSEDI, approved in the U.S., EU, Canada and Brazil) and tafamidis (VYNDAQEL/VYNDAMAX, approved in many countries). Indications vary by country/region for each product.
Several investigational drugs also exist, in varying stages of clinical development, for ATTR amyloidosis. We believe that the following approved drugs and, if approved, drug candidates, could compete with ONPATTRO and, if approved, vutrisiran:

Drug	Company	Drug Description	Phase	Administration/Dosing
VYNDAQEL (tafamidis meglumine)	Pfizer Inc.	Small molecule drug to stabilize TTR protein	Approved in the EU, Japan and certain countries in Latin America for hATTR polyneuropathy (indication varies by region)	Daily oral capsule
VYNDAQEL/VYNDAMAX (tafamidis meglumine / tafamidis)	Pfizer Inc.	Small molecule drug to stabilize TTR protein	Approved to treat ATTR cardiomyopathy in the U.S. and Japan; MAA filed in the EU (indication varies by region)	Daily oral capsule
TEGSEDI (inotersen)	Ionis/Akcea	ASO to reduce production of TTR Protein	Approved in U.S., EU, Canada and Brazil for hATTR polyneuropathy (indication varies by region)	Weekly subcutaneous injection (SC)
AKCEA-TTR-LRx or ION-TTR-LRx	Ionis/Akcea	ASO to reduce production of TTR Protein	Phase 3	Monthly SC
AG10	Eidos Therapeutics, Inc.	Small molecule drug to stabilize TTR protein	Phase 3	Twice daily oral dose
PRX004	Prothena Corporation plc	mAb to clear amyloid deposits	Phase 1	Intravenous (IV)
Diflunisal	N/A (generic)	Non-steroid anti-inflammatory agent	Approved, but not indicated for the treatment of ATTR amyloidosis	Twice-daily oral dose
Tolcapone	SOM Innovation Biotech, S.L.	Small molecule repurposed generic drug	Phase 1/2	Daily oral dose
NTLA-2001	Intellia Therapeutics, Inc.	CRISPR/Cas9 gene therapy	IND application expected in mid-2020	Unknown
We are also aware of other companies that have pre-clinical development programs for the potential treatment of ATTR amyloidosis.
Acute Hepatic Porphyria. In addition to GIVLAARI, which was recently approved in the U.S. for the treatment of adults with AHP, there are also two approved hemin products, Panhematin (U.S.) and Normosang (EU), for the treatment of acute porphyria attacks. Panhematin and Normosang are both administered by intravenous infusion and are blood products currently manufactured by Recordati S.p.A. There are currently no competing products approved for prophylactic use; however, there is off-label prophylactic use of hemin by some physicians. We are aware of other companies that have pre-clinical development programs for the potential treatment of AHP.
Primary Hyperoxaluria. Currently used treatments for primary hyperoxaluria, or PH, include hyper hydration, oral citrate or dual liver/kidney transplantation. Transplantation is costly and is an invasive procedure, which carries significant morbidity and mortality. This leaves a high unmet medical need for a severe and primarily pediatric disorder. Presently, there are several investigational drugs in varying stages of clinical development for the treatment of PH. We believe that the following drug candidates, if approved, could compete with lumasiran:

Drug	Company	Drug Description	Phase	Administration/Dosing
DCR-PHXC	Dicerna	siRNA to reduce production of LDHA enzyme	Phase 2 (pivotal)	SC with monthly dosing expected
Reloxaliase	Allena Pharmaceuticals, Inc.	Oxalate-degrading enzyme for enteric hyperoxaluria	Phase 3	Up to five daily oral doses
Oxabact OC5	OxThera AB	Anaerobic bacteria that metabolize oxalate in the gut	Phase 3	Twice daily oral dose
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
We believe that the following approved drugs and, if approved, drug candidates, could compete with inclisiran:

Drug	Company	Drug Description	Phase	Administration/Dosing
Repatha	Amgen	Anti-PSCK9 mAb	Approved	SC
Praluent	Sanofi	Anti-PSCK9 mAb	Approved	SC
Vascepa	Amarin Corporation	Omega-3 lipid proven to reduce LDL-C and CV Risk	Approved	Oral
Bempedoic Acid (ETC-1002)	Esperion Therapeutics, Inc.	Oral fatty acid and cholesterol synthesis dual inhibitor	Phase 3	Oral
REGN1500 (evinacumab)	Regeneron	Anti-ANGPTL3 mAb for hypercholesterolemia	Phase 3 in HoFH	SC
Arrowhead- ARO-ANG3	Arrowhead	siRNA targeting ANGPTL3	Phase 1	SC
Akcea-ANGPTL3-Lrx	Akcea / Pfizer	ASO therapy to reduce levels of ANGPTL3	Phase 2	SC
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
We believe that the following approved drugs and, if approved, drug candidates, could compete with fitusiran, if fitusiran receives regulatory approval, along with additional approved drugs and drug candidates not listed below:

Drug (Company)	Drug Description	Phase	Administration
Hemophilia A
Advate (Takeda), Adynovate (Takeda), Kogenate (Bayer), Kovaltry (Bayer), Novoeight (Novo Nordisk), Xyntha (Pfizer), Nuwiq (Octapharma), Eloctate (Bioverativ)	Recombinant FVIII factor products	Approved	IV
Valoctocogene roxaparvovec (BioMarin)	Gene therapy	Phase 3	IV - Single Administration
Emicizumab HEMLIBRA, ACE-910 (Roche)	Bispecific antibody mimetic of FVIII	Approved	SC - Monthly
Hemophilia B
Rixubis (Takeda), Rebinyn (Novo Nordisk), BeneFIX (Pfizer), Alprolix (Bioverativ), Idelvion (CSL Behring)	Recombinant FIX factor products	Approved	IV
AMT-061, FIX (uniQure)	rAAV5 FIX gene therapy	Phase 3	IV - Single Administration
SPK-9001 (Roche, through its acquisition of Spark Therapeutics)	Spark200 AAV FIX gene therapy	Phase 3	IV - Single Administration
Inhibitor Patients
Emicizumab HEMLIBRA, ACE-910 (Roche)	Bispecific antibody mimetic of FVIII	Approved	SC - Monthly
Feiba (Takeda)	Bypassing agent	Approved	IV
NovoSeven (Novo Nordisk)	Bypassing agent	Approved	IV
Hemophilia A and B
Concizumab, anti-TFPI (Novo Nordisk)	anti-TFPI antibody	Phase 2	IV
PF – 06741086	Anti-TFPI antibody	Phase 3	IV
Other Competition
Finally, for many of the diseases that are the subject of our early-stage clinical, pre-clinical development and discovery RNAi therapeutic programs, there are already drugs on the market or in development. However, notwithstanding the availability of existing drugs or drug candidates, we believe there currently exists sufficient unmet medical need to warrant the advancement of our investigational RNAi therapeutic programs.
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
The steps ordinarily required before a new drug product may be marketed in the U.S. include nonclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an IND, which must become effective prior to commencement of clinical testing in the U.S., approval by an institutional review board, or IRB, at each clinical site before each trial may be initiated, completion of adequate and well-controlled clinical trials to establish that the drug product is safe and effective for the indication and other conditions of use for which FDA approval is sought, submission to the FDA of an NDA and FDA review and approval of the NDA. Satisfaction of FDA pre-market approval requirements typically takes several years, but may vary substantially depending upon the complexity of the product and the nature of the disease. Government regulation may delay, limit or prevent marketing of potential products for a considerable period of time and impose costly procedures on a company’s activities. Success in early-stage clinical trials does not necessarily assure success in later-stage clinical trials. Data obtained from clinical activities, including but not limited to the data derived from our clinical trials for fitusiran, lumasiran and inclisiran, are not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks, may result in restrictions on the product or even complete withdrawal of the product from the market.

Nonclinical Tests and Clinical Trials
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
An IND becomes effective 30 days after receipt by the FDA unless the FDA notifies the sponsor that the proposed investigation(s) are subject to a clinical hold. If the FDA imposes a clinical hold, the FDA’s concerns must be resolved prior to the commencement of clinical trials. The IND review process can result in substantial delay and expense. We, an Institutional Review Board, or IRB, or the FDA may, at any time, suspend, terminate, significantly modify or impose a clinical hold on ongoing clinical trials. For example, in October 2016, we decided to discontinue development of revusiran, an investigational RNAi therapeutic that was in development for the treatment of patients with cardiomyopathy due to hATTR amyloidosis, due to safety concerns. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization, and then the clinical trials can commence or recommence only under the terms authorized by the FDA. For example, in September 2017, we temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic serious adverse event, or SAE, and agreement with regulatory authorities on a risk mitigation strategy. We reached alignment with study investigators and the FDA on safety measures and a risk mitigation strategy to enable resumption of dosing in clinical studies with fitusiran, including the Phase 2 OLE study and the ATLAS Phase 3 program, for which dosing was initiated in early 2018.
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
•In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested primarily to assess safety, tolerability, pharmacokinetics, pharmacological actions and metabolism associated with increasing doses.
•Phase 2 usually involves trials in a limited patient population, to assess the optimum dosage and dose regimen, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied.
•Phase 3 clinical trials further evaluate the drug’s clinical efficacy, side effects and safety in an expanded patient population, typically at geographically dispersed clinical trial sites, to establish the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.
Phase 1, Phase 2 or Phase 3 testing of any drug candidates may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the subject or patient participating in the study. An IRB or a clinical trial sponsor also may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request or require that additional clinical trials be conducted as a condition to product approval. Finally, sponsors are required to publicly disseminate information about certain ongoing and completed clinical trials on ClinicalTrials.gov, a government website administered by the National Institutes of Health, or NIH.
New Drug Applications
We believe that any RNAi product candidate we develop, whether for the treatment of ATTR amyloidosis, AHP, PH1, hypercholesterolemia or the various indications targeted in our development or nonclinical discovery programs, will be regulated by the FDA as a new drug that is not considered to be a biologic, and thus will require an NDA. FDA approval of an NDA is required before commercial distribution of a new drug may begin in the U.S. An NDA must include the results of extensive nonclinical, clinical and other testing, as described above, a compilation of data relating to the product’s pharmacology, CMC, proposed labeling and other information. In addition, an NDA for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration typically must contain data assessing the safety and effectiveness for the claimed indication in all relevant pediatric subpopulations, although deferrals or full or partial waivers may be available in some circumstances.
The cost of preparing and submitting an NDA is substantial. Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by an application fee. For fiscal year 2020, the application fee for each NDA requiring clinical data was approximately $2.9 million. PDUFA also imposes an annual program fee for each approved prescription drug, which was set at approximately $325,000 for fiscal year 2020. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. During that time, the FDA may request additional information rather than accept an NDA for filing. If the FDA determines that an NDA is not sufficiently complete to permit substantive review, it will issue a refuse to file determination and the NDA will not be reviewed by the FDA. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA has agreed to specified performance goals regarding the timing of the completion of its review of NDAs, although the goals are not binding and the FDA does not always meet these goals. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. For novel drug products or drug products that present difficult questions of safety or efficacy, the FDA will refer to an advisory committee, which is typically in the form of a panel that includes independent clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA may waive the review of an advisory committee review and is not bound by the recommendation of an advisory committee, but it often follows such recommendations. The FDA normally conducts a pre-approval inspection to gain assurance that the manufacturing facility or facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, purity and stability, and are in compliance with regulations governing current good manufacturing practice, or cGMP, requirements. In addition, the FDA often will conduct a bioresearch monitoring inspection of select clinical trial sites involved in conducting pivotal studies to assure data integrity and compliance with applicable GCP requirements, and could also conduct GCP inspections of the sponsor.
If the FDA evaluation of the NDA and the various inspections are favorable, the FDA may issue an approval letter, which authorizes commercial marketing of the drug with specific prescribing information for a specific indication. The approved indication may be narrower than what was proposed by the applicant or narrower than the population studied in clinical trials. As a condition of NDA approval, the FDA may require post-approval evaluations, sometimes referred to as Phase 4 trials, or other surveillance to monitor the drug’s safety or effectiveness and may impose other conditions, including labeling restrictions, such as a Boxed Warning, and/or distribution and use restrictions through a Risk Evaluation and Mitigation Strategy, or REMS, all of which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be further limited or withdrawn if compliance with regulatory standards is not maintained or safety or other problems are identified following initial marketing.
Once an NDA is approved, a product will be subject to certain post-approval requirements, including requirements for manufacturing establishment registration and product listing, adverse event, or AE, reporting, submission of other periodic reports, recordkeeping, product sampling and distribution. Additionally, the FDA strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, the FDA generally prohibits pharmaceutical companies from promoting their drugs or biologics for uses that are not approved by the FDA as reflected in the product’s approved labeling, and requires that important safety information be presented to balance information provided on a drug’s effectiveness. In addition, the FDA requires substantiation of any safety or effectiveness claims, including claims that one product is superior in terms of safety or effectiveness to another. Superiority claims generally must be supported by adequate and well-controlled head-to-head clinical trials. To the extent that market acceptance of our products depends on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products or our costs. We must also notify the FDA of any change in an approved product beyond variations already allowed in the approval. Certain changes to the product, its labeling or its manufacturing require prior FDA approval and may require the conduct of further clinical investigations to support the change. Such approvals may be expensive and time-consuming and, if not approved, the FDA will not allow the product to be commercially distributed as modified.
If the FDA’s evaluation of the NDA submission or GCP inspections or inspection of the manufacturing facilities for the product are not favorable, the FDA may refuse to approve the NDA and issue a complete response letter. The complete response letter describes the deficiencies that the FDA has identified in an application and may recommend actions that the applicant can take to address the deficiencies. Such actions may include, among other things, conducting additional safety or efficacy studies. Even with the completion of this additional testing or the submission of additional requested information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of an NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.

Some of our product candidates may need to be administered using specialized drug delivery systems that are considered to be medical devices. We may rely on drug delivery systems that are already approved or cleared to deliver drugs like ours to similar physiological sites or, in some instances, we may need to modify the design or labeling of the legally available device for delivery of our product candidate. The FDA may regulate our product candidate when used with a specialized drug delivery system as a combination product, which could permit the combination to be approved through a single application, such as an NDA. Alternatively, the FDA could require separate, additional approvals or clearances for the modified device. If the FDA does require separate, additional approvals or clearances for the modified device, the FDA could require either a premarket application, or PMA, a 510(k) clearance, or a de novo classification, depending on the risk classification of the modified device and the availability of legally marketed predicate devices. Approval of PMAs are required for class III medical devices, which are devices for which insufficient information exists to provide reasonable assurance of the safety and effectiveness of the device through general controls and special controls. PMAs must contain sufficient valid scientific evidence to assure that the device is safe and effective for its intended use. Clearance under section 510(k) of the FDCA is required for most class II medical devices, which are devices for which special controls are necessary to provide reasonable assurance of safety and effectiveness. A 510(k) submission demonstrates to the FDA that the device is substantially equivalent (i.e., at least as safe and effective) as a legally marketed predicate device that is not subject to PMA requirements. If no such legally marketed predicate device exists, but the applicant believes the device should not be automatically classified into class III, the applicant can submit an application for de novo classification, which is a request to FDA to classify the device into class I or II based on certain general and, if applicable, special controls that are necessary to provide reasonable assurance of safety and effectiveness of the device. In addition, if the FDA requires a separate, additional approval or clearance for a delivery device to be used with our products, and the delivery device is owned by another company, we would need that company’s cooperation to implement the necessary changes to the device and to obtain any additional approvals or clearances, described above. Obtaining such additional approvals or clearances, and cooperation of other companies, when necessary, could significantly delay, and increase the cost of obtaining marketing approval, which could reduce the commercial viability of a product candidate. To the extent that we rely on previously unapproved drug delivery systems, we may be subject to additional testing and approval requirements from the FDA above and beyond those described above.
Abbreviated Applications
Once an NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an abbreviated NDA, or ANDA, or a 505(b)(2) application. An ANDA generally provides an abbreviated approval pathway for a drug product that has the same active ingredients in the same strength, dosage form and route of administration as the listed drug and has been shown through appropriate testing (unless waived) to be bioequivalent to the listed drug. Drugs approved in this way are commonly referred to as generic equivalents to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug. A 505(b)(2) application is a type of NDA that relies, in part, upon data the applicant does not own and to which it does not have a right of reference. Such applications often are submitted for changes to previously approved drug products.
The approval of ANDAs and 505(b)(2) applications can be delayed by patents and non-patent exclusivity covering the listed drug. Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains a previously approved active ingredient if the FDA determines that new clinical investigations, other than bioavailability studies, were conducted or sponsored by the applicant and are essential to the approval of the application. This three-year exclusivity covers only the conditions of approval for which the new clinical investigations were essential, such as a new dosage form or indication. Accordingly, three-year exclusivity generally protects changes to a previously approved drug product that require clinical testing for approval and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for generic versions of the drug product without such changes.
Federal law also provides a five-year period of NCE exclusivity following approval of a drug that contains an NCE. An NCE is a drug that contains an active moiety (the molecule or ion responsible for the action of the drug substance) that has never previously been approved by the FDA. If a listed drug has NCE exclusivity, ANDAs and 505(b)(2) applications referencing the listed drug cannot be submitted to the FDA for five years unless the application contains a certification challenging a listed patent, i.e., a paragraph IV certification (discussed further below), in which case the ANDA or 505(b)(2) application may be submitted four years following approval of the listed drug. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and clinical trials necessary to demonstrate safety and effectiveness.
Additionally, applicants submitting an ANDA or 505(b)(2) application referencing a listed drug generally are required to make a certification with respect to each patent for the listed drug that is listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. If the applicant is not seeking approval of a use claimed by a method-of-use patent, however, the applicant can submit a statement to that effect instead of making the certification. These certifications (and statements) affect when the FDA can approve the ANDA or 505(b)(2) application. If the ANDA or 505(b)(2) applicant certifies that it does not intend to market its product before a listed patent expires (i.e., a paragraph III certification), then the FDA will not grant effective approval of the ANDA or 505(b)(2) application until the relevant patent expires. If the ANDA or 505(b)(2) applicant certifies that a listed patent is invalid, unenforceable, or will not be infringed by its proposed product, and thus that it is seeking approval prior to patent expiration (i.e., a paragraph IV certification), and certain other steps are taken, then approval of the ANDA or 505(b)(2) application will be stayed (i.e., FDA will not approve the application) until 30 months have passed or patent disputes are resolved, as described below. Specifically, under the process set forth by the statute, the ANDA or 505(b)(2) applicant must provide notice of its patent challenge to the NDA sponsor and the patent holder within certain time limits. If the patent holder then initiates a suit for patent infringement within 45 days of receipt of the notice, the FDA cannot grant effective approval of the ANDA or 505(b)(2) application until either 30 months have passed (which may be extended or shortened in certain cases) or there has been a court decision or settlement order holding or stating that the patents in question are invalid, unenforceable or not infringed. If the court decision or settlement order holds or states that the patents in question are valid, enforceable, and would be infringed, however, then the ANDA or 505(b)(2) application may not be approved until such patents expire. If the patent holder does not initiate a suit for patent infringement within the 45-day time limit described above, the ANDA or 505(b)(2) application may be approved immediately upon successful completion of FDA review, unless blocked by another listed patent or regulatory exclusivity period.
Orphan Drug Designation
Under the Orphan Drug Act, as amended, the FDA may grant Orphan Drug Designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S. or for which there is no reasonable expectation of recovering drug development costs in the U.S. from sales in the U.S. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. We intend to request Orphan Drug Designation for our product candidates, if applicable. For example, the FDA granted Orphan Drug Designation for patisiran and vutrisiran as therapeutic approaches for the treatment of ATTR amyloidosis, givosiran as a therapeutic approach for AHP, lumasiran as a therapeutic approach for PH1, fitusiran as a therapeutic approach for hemophilia A and B, and inclisiran as a therapeutic approach for HoFH.
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
A designated orphan drug may not receive orphan drug exclusivity for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusivity may be lost if the FDA later determines that the Orphan Drug Designation request was materially defective or if the manufacturer is unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition.
Pediatric Study Plans
The FDCA, as amended by the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Drugs with Orphan Drug Designation are exempt from these requirements. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the PSP need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.
Fast Track Program
The FDA has a Fast Track program that is intended to facilitate development and expedite the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the product and the specific indication for which it is being studied. The sponsor of a new drug or biological product may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product, but ideally no later than the pre-NDA or pre–biologics license application meeting. Fast Track designation provides opportunities for frequent interactions with FDA to expedite drug development and review as well as the opportunity for rolling review of the NDA. We intend to request Fast

Track designation for our product candidates, if applicable. For example, the FDA granted Fast Track designation to patisiran for the treatment of hATTR amyloidosis, which was approved in August 2018.
Any drug or biological product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A drug or biological product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in the safety or effectiveness of treatment, diagnosis or prevention of a disease compared to available therapies. The FDA’s goal for taking action on an application with a priority review designation is six months from the date of filing, instead of ten months from the date of filing, except that two months are added to these time periods for drugs that contain a new molecular entity. Additionally, a drug or biological product may be eligible for accelerated approval if it is intended to treat a serious or life-threatening disease or condition, and the product would provide meaningful therapeutic benefit over existing treatments. Under accelerated approval, a product may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefits. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval advance submission of promotional materials prior to use, which could limit or delay the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.
Breakthrough Therapy Designation
FDASIA also amended the FDCA to create the “breakthrough therapy” designation. A drug or biological product can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a drug or biological product be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, the FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, taking steps to ensure that the design of the clinical trials is as efficient as practicable, and allowing a rolling review of the marketing application. The FDA granted breakthrough therapy designation for patisiran, approved in August 2018, givosiran, approved in November 2019, as well as lumasiran. We intend to request breakthrough therapy designation for our other product candidates, if applicable.
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
Federal, state and local governments in the U.S. and foreign governments continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.
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
The Patient Protection and Affordable Care Act, also referred to as the Affordable Care Act, or the ACA, enacted in 2010, includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are the following:
•The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA increased pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic products to 23.1% of average manufacturer price, or AMP, and added a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, and modified the statutory definition of AMP. In addition, the ACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the Centers for Medicare and Medicaid Services, or CMS, may also provide for the public availability of pharmacy acquisition of cost data, which could negatively impact our sales.
•In order for a drug product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must offer its innovator products on the Federal Supply Schedule for purchase at prices compliant with statutory and regulatory requirements and extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. The ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, because 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.
•The ACA imposed a requirement on manufacturers of branded drugs and biologic products to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”). Under the Bipartisan Budget Act of 2018, or the BBA, effective in 2019, the mandated manufacturer coverage gap discount increased to 70%.
•The ACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic products; the fee is apportioned among these entities according to their market share in certain government healthcare programs. The fee would not apply to sales of certain products approved exclusively for orphan indications.
•The ACA created the Sunshine Act, which requires certain manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and their immediate family members. Manufacturers annually report this information to CMS, which posts this information on its website. Legislation passed in 2018 expands the scope of covered recipients non-physician providers such as to physician assistants and advanced practice nurses, effective in 2022.
•The ACA established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain drug products.

•The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
•The law expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which have eliminated cost sharing subsidies and various other provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.
Health Care Fraud and Abuse
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
In addition, federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal False Claims Act, or FCA, imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program, including Medicaid and Medicare. Some suits filed under the FCA, known as “qui tam” actions, can be brought by a “whistleblower” or “relator” on behalf of the government, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements or off-label promotion with customers that file claims. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. A number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance. Sanctions under these federal and state fraud and abuse laws may include civil monetary penalties and criminal fines, exclusion from government health care programs and imprisonment.
The Foreign Corrupt Practices Act of 1977,as amended, or FCPA, and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.
As described above, the federal Sunshine Act requires manufacturers to report certain payments to health care providers to CMS. Many state laws require drug manufacturers to report similar information related to payments and other transfers of value provided to other healthcare providers. Some states prohibit these expenditures altogether. Laws in a number of states also require companies to adopt marketing codes of conduct, companies to disclose pricing information about their products, or pharmaceutical sales representatives to be licensed.
Possible Change in Laws or Policies
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency or reviewing courts in ways that may significantly affect our business and development of our product candidates and any products that we may commercialize. It is impossible to predict whether additional legislative changes will be enacted, or FDA regulations, guidance or interpretations will be changed, or what the impact of any such changes may be. Federal budget uncertainties or spending reductions may reduce the capabilities of the FDA, extend the duration of required regulatory reviews, and reduce the availability of clinical research grants.
EU Regulatory Considerations

In the EU medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels.
Clinical Trials
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
Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to come into application in the second half of 2021, there will be a centralized application procedure where one national authority leads the scientific review of the application leading to increased information-sharing and decision-making between member states. Each concerned member state will continue to complete an ethical review of any CTA.
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
Marketing Authorisations
After completion of the required clinical testing, we must obtain a marketing authorisation before we may place a medicinal product on the market in the EU. There are various application procedures available, depending on the type of product involved. All application procedures require an application in the common technical document format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical study and clinical trial information. There is an increasing trend in the EU towards greater transparency and, while the manufacturing or quality information is currently generally protected as confidential information, the EMA and national regulatory authorities are now liable to disclose much of the nonclinical and clinical information in marketing authorisation dossiers, including the full clinical study reports, in response to freedom of information requests after the marketing authorisation has been granted. In October 2014, the EMA adopted a policy under which clinical study reports would be posted on the agency’s website following the grant, denial or withdrawal of an MAA, subject to procedures for limited redactions and protection against unfair commercial use. A similar requirement is contained in the new Regulation on Clinical Trials that is currently expected to take effect in the second half of 2021.
The centralized procedure gives rise to marketing authorisations that are valid throughout the EU and, by extension (after national implementing decisions), in Norway, Iceland and Liechtenstein, which, together with the EU member states, comprise the European Economic Area, or EEA. Applicants file MAAs with the EMA, where they are reviewed by relevant scientific committees, including the CHMP. The EMA forwards CHMP opinions to the European Commission, or EC, which uses them as the basis for deciding whether to grant a marketing authorisation. The centralized procedure is compulsory for medicinal products that (1) are derived from biotechnology processes, (2) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, (3) are orphan medicinal products or (4) are advanced therapy medicinal products, such as gene or cell therapy medicines. For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorisation to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance, (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or (iii) if its authorisation under the centralized procedure would be in the interest of public health.
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
Data Exclusivity
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
Orphan Medicinal Products
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
Post-Approval Controls
The holder of a marketing authorisation must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorisation. Such risk-minimization measures or post-authorisation obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorisation safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
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
Manufacturing
Medicinal products may only be manufactured in the EU, or imported into the EU from another country, by the holder of a manufacturing authorisation from the competent national authority. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with EU standards of cGMP before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with cGMP.
Pricing and Reimbursement
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
Foreign Regulation of New Drug Compounds
In addition to regulations in the U.S. and the EU, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. In particular, during 2019, we filed for regulatory approval of ONPATTRO in Brazil and regulatory filings in additional countries are planned for ONPATTRO and GIVLAARI in 2020, and we will have to follow the specific regulations in Brazil and such other countries, which are complex.
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
In Canada, for example, authorization for clinical trials of pharmaceuticals is obtained by way of CTAs. Health Canada (the regulator in Canada that regulates, among other things, research, testing, manufacture and marketing of pharmaceuticals) approval is required for clinical trials using pharmaceuticals not authorized for sale in Canada (e.g., Phases I to III clinical trials and comparative bioavailability studies), and for trials of marketed pharmaceuticals where the proposed use is outside the marketing authorization. In addition, Research Ethics Boards, or REBs, oversee the conduct of clinical trials in Canada, and REB approval is required for each clinical trial site prior to commencing the trial at that site. Post-approval, both Health Canada and the REBs monitor the safety data of the clinical trials and assess serious adverse reactions filed throughout the trial. Health Canada may conduct site inspections to verify whether the conduct of a trial meets the requirements of GCP. An REB may impose conditions in relation to the conduct of clinical trials, and may require the informed consent used in the trial to be amended to address ethical concerns and privacy considerations.
Likewise, in Brazil, if a human clinical trial is to be carried out within the country’s territory, in addition to the CTA-like authorization and the approval by an ethics committee, the commencement of the trials may also depend on the approval by a biosecurity commission.
The requirements and process governing the conduct of clinical trials varies from country to country. In all cases, however, the clinical trials must be conducted in accordance with GCP, which have their origin in the World Medical Association’s Declaration of Helsinki, the applicable regulatory requirements, and guidelines developed by the ICH for GCP in clinical trials.
The approval procedure also varies among countries and can involve requirements for additional testing. The time required may differ from that required for FDA approval and may be longer than that required to obtain FDA approval. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed. Additionally, foreign governments lately are encouraging manufacturers to submit approval application in their jurisdictions with a variety of incentives including favorable reimbursement ratemaking. In Canada, while Health Canada has developed service standards for regulatory review time, those are target or estimated timelines that we can reasonably expect to receive from the regulator under normal circumstances, and as such, there may be delays in certain situations. In Brazil, obtaining the approval to begin human clinical trials can take from 180 to 360 days, and the marketing approval process itself usually takes between nine to 12 months. On the other hand, many countries have developed programs to expedite the approval of drugs pertaining to certain categories. In Brazil, for example, drugs designed to treat rare diseases can benefit from priority review and obtain marketing approval in less than six months.
With respect to marketing authorization, Canada typically approves pharmaceuticals by way of a Notice of Compliance, or NOC, together with a drug identification number, or DIN. NOCs are issued to pharmaceutical manufacturers following the satisfactory review of a new drug submission. Along with the NOC, a DIN is also issued to indicate the official approval and allow the sponsor to market the pharmaceutical in Canada. A DIN is an eight-digit number and uniquely identifies all pharmaceutical products sold in a dosage form in Canada. Additional obligations must be fulfilled when seeking marketing authorization for biologic medicinal products (whether innovative biologics or biosimilars) in Canada. In addition to the information required for other pharmaceuticals, biologics must include more detailed chemistry and manufacturing information, which ensures the purity and quality of the product. Because slight variations in the manufacturing process can lead to a different product, sponsors must include details of the method of manufacturing in its submission.
Product licensing, pricing and reimbursement vary as well. Canada’s pricing of patented pharmaceuticals is controlled by the Patented Medicine Prices Review Board, or PMPRB, whose regulatory authority is established by the Patented Medicines Regulations under Canada’s Patent Act. The PMPRB is a regulatory board unique to Canada. Various other regulatory bodies are involved in the pricing of pharmaceuticals that are publicly funded, including the Canadian Agency for Drugs and Technologies in Health, the Institut national d’excellence en santé et en services sociaux, the pan Canadian Pharmaceutical Pricing Alliance, and public payors (e.g., provincial governments and territories). Each province of Canada has its own legislation relating to the pricing and reimbursement of pharmaceuticals, the permitted upcharges for wholesalers and pharmacies, the applicable dispensing fees, and whether rebates and professional allowances to pharmacies are prohibited or permitted. Approximately 40% of pharmaceuticals sold in Canada are paid for by the provincial (public) drug plans; the remainder are sold in the private market (e.g., covered by private insurance or paid for by individuals). The pricing of pharmaceuticals in the private market is less regulated than the pricing of pharmaceuticals in the public market.
In Brazil, price ceiling is government-regulated and must be approved by a specific commission prior to marketing. Since Brazil has a public health system that aims to provide free treatment and care to its whole population, public procurement follows a specific process that requires drugs to be included in the system’s formularies prior to being distributed to patients cost-free.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. In Canada, contravention of the federal Food and Drugs Act, or F&DA, (governs all aspects of the manufacturing, importing, labelling, distribution and sale of pharmaceuticals) and its regulations may result in various enforcement actions from Health Canada, including notice letters, request for plan for corrective measures, public advisories, additional restrictions to our licenses or product authorization, recall, seizure, forfeiture and destruction of our products, refusal, suspension, cancellation or revocation of our authorization, license or registration. In the event of a contravention of the F&DA, Health Canada determines the most appropriate level of intervention depending on the severity of the risk posed by regulatory non-compliance. In certain circumstances, the regulatory enforcement responses are not appropriate to achieve compliance, and Health Canada may investigate potential criminal offences under the F&DA and/or refer to law enforcement for prosecution in relation to offences under the F&DA and the Criminal Code of Canada. The F&DA contains criminal provisions which allow for the issuance of fines, a term of imprisonment, or both.
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
Manufacturing
To date, we have manufactured only limited supplies of drug substance for use in IND-enabling toxicology studies in animals at our own facilities, as well as patisiran formulated bulk drug product for late-stage clinical trial use and commercial supply. We have contracted with several third-party contract manufacturing organizations, or CMOs, for the supply of drug substance and finished product to meet our needs for pre-clinical toxicology studies, clinical and commercial supply. We expect to continue to rely on third-party CMOs for the supply of drug substance and drug product, including ONPATTRO and GIVLAARI, as well as other product candidates, for at least the next several years, including to support the potential launch of our product candidates and to supply the needs of our alliance partners. In 2015, we amended our manufacturing services agreement with Agilent Technologies, Inc., or Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. Under this agreement, we are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order. Agilent is required to reserve sufficient capacity to ensure that it can supply products in the amounts specified under such firm orders, as well as up to a certain percentage of the remaining, non-binding portions of each forecast. Subject to any conflicting obligations under our third-party agreements, we have also agreed to negotiate in good faith to enter into separate commercial manufacturing supply agreements with Agilent for certain products, consistent with certain specified terms, including a specified minimum purchase commitment. Currently, Agilent is the sole manufacturer of the active pharmaceutical ingredient for ONPATTRO and GIVLAARI for both clinical and commercial use. We entered into a manufacturing services agreement with Agilent for ONPATTRO commercial supply and are finalizing an agreement for commercial supply of GIVLAARI. Pursuant to the Agilent supply agreement for ONPATTRO, we are required to provide rolling forecasts on a quarterly basis, a portion of which will be considered a binding, firm order. Agilent is required to reserve sufficient capacity to ensure that it can supply ONPATTRO in the amounts specified under such firm orders, including a certain percentage of the remaining, non-binding portions of each forecast, as well as a specified number of batches each year. We are also constructing a cGMP manufacturing facility in Norton, MA for drug substance for clinical and eventually, commercial use, which we currently expect to be operational in 2020.
During 2012, we established a manufacturing facility and have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical trial use and commercial supply. During 2013, we manufactured our first cGMP batch of patisiran for use in our Phase 2 OLE and Phase 3 clinical trials. We will continue to manufacture commercial supply for formulated bulk drug product for ONPATTRO in our facility for the foreseeable future. Commercial quantities of ONPATTRO and any other drugs that we may seek to develop will have to be manufactured in facilities, and by processes, that comply with FDA regulations and other federal, state and local regulations, as well as comparable foreign regulations.
We believe we have sufficient manufacturing capacity through our third-party CMOs and our current internal manufacturing facilities to meet our current research, clinical and commercial needs and the needs of our alliance partners. We believe that the current supply capacity we have established externally, together with the internal capacity we developed to support pre-clinical trials, our existing facility for patisiran formulated bulk drug product and the new facility we are completing, will be sufficient to meet our and our alliance partners’ anticipated needs for the next several years. We monitor the capacity availability for the manufacture of drug substance and drug product and believe that our supply agreements with our CMOs and the lead times for new supply agreements would allow us to access additional capacity to meet our and our alliance partners’ currently anticipated needs. We also believe that our products can be manufactured at a scale and with production and procurement efficiencies that will result in commercially competitive costs.
Commercial Operations
After successfully overcoming various challenges associated with developing a new class of innovative medicines - such as solving the issue of drug delivery, optimizing our RNAi therapeutics to exhibit potency and durability of effect, and designing and carrying out comprehensive clinical trials to demonstrate the safety and clinical efficacy of our investigational products - starting in 2018, we embarked on the next part of the journey: introducing our RNAi therapeutics to as many eligible patients in need as possible. To that end, we have continued to build a global commercial operation which has been designed to be fully integrated and to sequentially manage multiple product launches across multiple geographies. As a recent commercial-stage biopharmaceutical company, we have been building commercial capability and leveraging the internal knowledge we have accumulated as well as hiring talented people from industry to enable us to commercialize our products ourselves and with collaborators in key countries globally. The conduct of these commercial activities will continue to be dependent upon regulatory approvals and on agreements that we have made or may make in the future with strategic collaborators, currently as follows with respect to our first two approved products and our late-stage clinical programs:
•With respect to our ATTR amyloidosis franchise, we have global rights to develop and commercialize both the approved product, ONPATTRO, and the investigational RNAi therapeutic vutrisiran, the next potential product in late-stage development in this franchise;
•For GIVLAARI, approved in the U.S., and lumasiran, we have global rights to develop and commercialize;
•For inclisiran, we have granted MDCO, which was acquired by Novartis AG in January 2020, global rights to develop and commercialize; and
•For fitusiran, Sanofi Genzyme has global rights to develop and commercialize fitusiran and any back-ups as a result of the 2018 amendment to the Sanofi Genzyme collaboration and the related product-specific license terms.
Throughout the development of our product candidates, we have remained focused on keeping patients at the center of everything we do. This patient focus has continued as we have transitioned into commercialization. ONPATTRO and GIVLAARI, as well as the late-stage programs we are advancing internally to commercialization are focused on orphan diseases, and we have been executing on what we believe to be a proven orphan disease education and commercialization strategy to make ONPATTRO, GIVLAARI and future orphan products successful. This begins with our Medical Affairs efforts to engage patient groups and communities, improve disease awareness and increase patient diagnosis. We believe our Alnylam Act program and other efforts have supported improvements in diagnosis in these under-diagnosed diseases.
In addition, with respect to GIVLAARI, in August 2019, we announced that we entered into a U.S. GI disease education and promotional agreement with Ironwood to leverage Ironwood’s capabilities in GI to help raise AHP awareness and bring GIVLAARI to gastroenterologists and other HCPs. In the U.S. Ironwood’s clinical sales specialists are now promoting GIVLAARI to the gastroenterologists and other HCPs that it already calls on for its marketed product, and we believe this partnership represents a significant opportunity to expand medical education and diagnosis for patients with AHP.
Separately, we have a proactive market access strategy that includes using value-based agreements, or VBAs, that we have formed with commercial payers in the U.S. With respect to ONPATTRO, as of the beginning of 2020, we have completed VBAs with multiple commercial payers, including each of the top five commercial payers and eight of the top ten, with signed VBAs now covering over 130 million U.S. lives in the aggregate. In addition, we have made significant progress toward establishing VBAs for GIVLAARI, including a new ultra-rare disease Prevalence Based Adjustment framework, with multiple discussions ongoing with payers. We believe we have also been making strong progress in the EU with government payers with respect to ONPATTRO. Once a patient is diagnosed and is prescribed ONPATTRO or GIVLAARI in the U.S., our own patient services hub, Alnylam Assist, is aimed at supporting patient access and retention in the U.S. We have similar patient support efforts ongoing in Europe and planned for other geographies outside of the U.S. as well.
We are continuing to augment the key components of a global commercial organization with a focus on successfully launching our commercially approved products around the world and preparing for the anticipated commercial launches of additional RNAi therapeutics we are developing, including lumasiran, assuming regulatory approval. With respect to commercially approved products, throughout 2019, we continued to build our commercial capabilities, and now have approximately 250 employees in customer facing activities in the U.S. and across the world. We also assembled field teams in the U.S. and other global markets, and are continuing to expand these capabilities to additional countries globally. We are continuing to build a focused commercial team with broad experience in marketing, sales, patient access, patient services, distribution and product reimbursement, in particular for orphan diseases. We are also continuing to incorporate the appropriate quality systems, compliance policies, systems and procedures, as well as implementing internal systems and infrastructure in order to support global commercial sales, and the establishment of patient-focused programs. Ultimately, we intend to leverage the commercial infrastructure that we have built for ONPATTRO to also support the launch of GIVLAARI, as well as the potential launches of lumasiran, assuming regulatory approval, and vutrisiran, assuming positive Phase 3 results and regulatory approval. For many territories/countries, we may also elect to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. Our objective is to continue to execute successful product launches leveraging our positive experience with the launch of ONPATTRO.
Employees
At December 31, 2019, we had 1,323 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.
Corporate Information
Alnylam Pharmaceuticals, Inc. is a Delaware corporation that was formed in May 2003. Alnylam U.S., Inc., one of our wholly owned subsidiaries, is also a Delaware corporation that was formed in June 2002 as our initial corporate entity. Our principal executive office is located at 675 West Kendall Street, Henri A. Termeer Square, Cambridge, Massachusetts 02142, and our telephone number is (617) 551-8200.
Investor Information
We maintain an internet website at http://www.alnylam.com. The information on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered to be a part of this annual report on Form 10-K. Our website address is included in this annual report on Form 10-K as an inactive technical reference only. Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the United States Securities and Exchange Commission, or SEC. We also make available on our website the charters of our audit committee, compensation committee, nominating and corporate governance committee, and science and technology committee, as well as our corporate governance guidelines and our code of business conduct and ethics. In addition, we intend to disclose on our web site any amendments to, or waivers from, our code of business conduct and ethics that are required to be disclosed pursuant to SEC rules.
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
Risks Related to Our Business
Risks Related to Our Financial Results and Need for Financing
We have limited experience as a commercial company and the marketing and sale of ONPATTRO, GIVLAARI or any future products may be unsuccessful or less successful than anticipated.
In August 2018, the FDA approved ONPATTRO (patisiran) lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults in the U.S., and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy in the EU, and we have since received approval in several additional territories. To date, we have launched ONPATTRO in the U.S., Japan, Canada and in several countries in Europe. In addition, in November 2019, the FDA approved our second product, GIVLAARI (givosiran) injection for subcutaneous use for the treatment of adults with AHP. While we have commercially launched ONPATTRO and GIVLAARI, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several product candidates in late-stage clinical development, including lumasiran, which is under review by the FDA for marketing approval. To execute our business plan of building a multi-product, commercial-stage biopharmaceutical company and achieving a self-sustainable financial profile in the future, in addition to successfully marketing and selling ONPATTRO and GIVLAARI, we will need to successfully:
•execute product development activities using new technologies related to both RNAi and to the delivery of siRNAs to the relevant tissues and cells;
•build and maintain a strong intellectual property portfolio;
•gain regulatory acceptance for the development and commercialization of our product candidates and market success for ONPATTRO and GIVLAARI, as well as any other products we commercialize;
•attract and retain customers for our products;
•develop and maintain successful strategic alliances; and
•manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.
If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, successfully commercialize ONPATTRO, GIVLAARI or any future products, raise capital, expand our business, achieve financial self-sustainability or continue our operations.
We have a history of losses and may never become and remain consistently profitable.
We have experienced significant operating losses since our inception. As of December 31, 2019, we had an accumulated deficit of $3.73 billion. Although to date we have launched ONPATTRO in the U.S. and several other countries globally, launched GIVLAARI in the U.S., and expect to launch our commercially approved products in additional countries during 2020, we may never attain profitability or positive cash flow from operations. For the year ended December 31, 2019, we recognized $166.5 million in net product revenues from sales of ONPATTRO and GIVLAARI. While we believe 2019 was our peak net loss year, we expect to continue to incur annual net operating losses for the foreseeable future and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments. We anticipate that revenues derived from such sources will not be sufficient to make us consistently profitable.
We believe that to become and remain consistently profitable, we must succeed in discovering, developing and commercializing novel drugs with significant market potential. This will require us to become and/or continue to be successful in a range of challenging activities, including pre-clinical testing and clinical trial stages of development, obtaining regulatory approval and reimbursement for these novel drugs and manufacturing, marketing and selling them. We may never succeed as a commercial company, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we cannot become and remain consistently profitable, the market price of our common stock could decline. In addition, we may be unable to raise capital, expand our business, develop additional product candidates or continue our operations.
We will require substantial additional funds to continue our research, development and commercialization activities and if additional funds are not available, we may need to critically limit, significantly scale back or cease our operations.
We have used substantial funds to develop our RNAi technologies and will require substantial funds to conduct further research and development, including pre-clinical testing and clinical trials of our product candidates, and to manufacture, market and sell ONPATTRO, GIVLAARI and any other products that are approved for commercial sale. Because the length of time or activities associated with successful development of our product candidates may be greater than we anticipate, we are unable to estimate the actual funds we will require to develop and commercialize them.
We believe 2019 was our peak net loss year, and believe we are on a path toward attaining self-sustainability in our business, however, our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
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
•the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•the timing, receipt and amount of sales and royalties, if any, from ONPATTRO and GIVLAARI and our other potential products.
If our estimates, predictions and financial guidance relating to these factors are incorrect, we may need to modify our operating plan.
Even if our estimates are correct, we will be required to seek additional funding in the future and may do so through either collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all.
In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, any debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. If an event of default were to occur under any such financing, the interest rate could increase and the lenders could be entitled to take various actions, including the acceleration of amounts due under the loan. Our ability to satisfy and meet any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

If we are unable to obtain additional funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs, delay the build-out of our global commercial infrastructure or undergo future reductions in our workforce or other corporate restructuring activities, and our ability to achieve our long-term strategic goals may be delayed or diminished. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.
We expect our operating results to fluctuate in future periods, which may adversely affect our stock price.
Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our operating results may fluctuate due to the level of success of our commercial efforts and resulting revenues, as well as the variable nature of our operating expenses as a result of the timing and magnitude of expenditures. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could substantially decline.
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
As of December 31, 2019, we had $1.54 billion in cash, cash equivalents and marketable debt and equity securities, excluding the $14.8 million of restricted investments related to the security deposit for the lease of our corporate headquarters in Cambridge, Massachusetts. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Changes in tax law could adversely affect our business and financial condition.
Our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including, taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase. In the U.S., the rules dealing with federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
Additionally, the Organization for Economic Co-operation and Development, or OECD, the EC, and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD has released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. In addition, the OECD, the EC and individual counties are examining changes to how taxing rights should be allocated among countries considering the digital economy. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect our business.

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
We are continuing to advance our commercial capabilities, including in marketing, sales, market access and distribution, to support our wholly-owned products. We also continue to advance our growing pipeline of RNAi therapeutic opportunities. However, we may not have adequate capacity or capabilities to advance all of our therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, as a result of our broad strategic alliance with Sanofi Genzyme formed in 2014, Sanofi Genzyme is now developing and commercializing fitusiran globally. In addition, we formed a collaboration with MDCO (which was acquired by Novartis AG in January 2020) to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection. With respect to our CNS/Ocular Disease pipeline, in April 2019, we announced a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver.
In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Regeneron for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs, (ii) MDCO for all future development and commercialization of inclisiran worldwide, and (iii) Sanofi Genzyme for the development and commercialization of fitusiran worldwide. In the case of each such collaboration referenced in clauses (i)-(iii) above, we are entitled to royalties on the sales of each of these products. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected.
We may not be successful in entering into future alliances on terms favorable to us due to various factors, including our ability to successfully demonstrate POC for our technology in humans, including our alternative conjugate approach for delivering CNS or ocular product candidates, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have third parties manufacture RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. For example, our decision in October 2016 to discontinue development of revusiran could give rise to concerns around the safety and/or efficacy of our technology platform or product candidates. In addition, the occurrence of a fatal thrombotic SAE in our fitusiran study in 2017 could contribute to further concerns about the safety of our therapeutic candidates. Even when we succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property, we are unable to secure adequate reimbursement from payors or sales of an approved drug are lower than we expected.
Furthermore, any delay in entering into collaboration agreements would likely either delay the development and commercialization of certain of our product candidates and reduce their competitiveness even if they reach the market, or prevent the development of certain product candidates. Any such delay related to our collaborations could adversely affect our business.
For certain product candidates, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Regeneron, MDCO, Vir and Sanofi Genzyme. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop these product candidates or other product candidates internally, or to bring our product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate revenues from these product candidates, and this will substantially harm our business.

If any collaborator materially amends, terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.
Our dependence on collaborators for capabilities and funding means that our business could be adversely affected if any collaborator materially amends or terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate. Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances. For example, our agreement with MDCO, which was acquired by Novartis AG in January 2020, relating to the development and commercialization of inclisiran worldwide may be terminated by MDCO at any time upon four months’ prior written notice, provided if the agreement is terminated by MDCO for convenience, MDCO has agreed to grant a license to us under certain of our technology developed in the course of MDCO's activities under the agreement, subject to a royalty to be negotiated between the parties. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant amounts of financial and management resources.
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
Moreover, a collaborator, or in the event of a change in control of a collaborator or the assignment of a collaboration agreement to a third party, the successor entity or assignee, as in the case of MDCO and Novartis AG, could determine that it is in its interests to:
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
We have limited manufacturing experience. In order to continue to commercialize ONPATTRO and GIVLAARI, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under cGMP standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we are completing construction of a cGMP manufacturing facility for drug substance for clinical and, eventually, commercial use.
We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and finished product we will require for any clinical trials that we initiate and to support the commercial launch of ONPATTRO, GIVLAARI and any of our other product candidates. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of CMOs for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing services agreement with Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our product candidates in clinical development, as well as other products the parties may agree upon in the future. We currently rely on Agilent to supply the active pharmaceutical ingredient to support the commercial supply of ONPATTRO and GIVLAARI, and we have entered into a manufacturing services agreement with Agilent for such supply of ONPATTRO and are finalizing an agreement for the commercial supply of GIVLAARI. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CMO’s facility and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are developing our own capabilities to manufacture drug substance for clinical and commercial use.
In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product, supply delays and shortages. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us.
Given the limited number of suppliers for our delivery technology and drug substance, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical use and commercial supply. During 2015, we scaled our cGMP manufacturing capacity for ONPATTRO and believe we have adequate resources to supply our commercial needs. In addition, as noted above, we are developing our own capabilities to manufacture drug substance for clinical and commercial use. In developing these manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. In addition, the construction and qualification of our drug substance facility is a lengthy process to complete and there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers of patisiran formulated bulk drug product and drug substance, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Any delay or setback in the manufacture of ONPATTRO could impede ongoing commercial supply, which could significantly impact our revenues and operating results.
The manufacturing process for ONPATTRO, GIVLAARI and any other products that we may develop is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs and the needs of our collaborators, who we have, in some instances, the obligation to supply. If we are unable to obtain or maintain CMOs for our product candidates and/or our marketed products, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
We have limited commercial experience and newly established capabilities for marketing, sales, market access and distribution, and expect to continue to invest significant financial and management resources to continue to build these capabilities and to establish a global commercial infrastructure. Even if we build and scale our commercial capabilities, the market may not be receptive to our commercial products.
We have limited commercial experience and newly established capabilities for marketing, sales, market access and distribution. We currently expect to rely heavily on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize ONPATTRO and GIVLAARI, as well as several of our late-stage product candidates if approved, including lumasiran and vutrisiran, on our own globally. Accordingly, we have developed internal marketing, sales, market access and distribution capabilities as part of our core product strategy initially in the U.S. and the EU, with expansion ongoing globally, which has, and will continue to, require significant financial and management resources. For those products for which we will perform marketing, sales, market access and distribution functions ourselves, including ONPATTRO, GIVLAARI and, if approved, lumasiran and vutrisiran, and for future products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:
•developing and retaining our global sales, marketing and administrative infrastructure and capabilities;
•hiring, training, managing and supervising our personnel worldwide;
•the cost of establishing, or leveraging an established, marketing or sales force, which may not be justifiable in light of the revenues generated by any particular product and/or in any specific geographic region; and
•our direct sales and marketing efforts may not be successful.
If we are unable to continue to develop and scale our own global marketing, sales, market access and distribution capabilities for ONPATTRO, GIVLAARI and any future products, we will not be able to successfully commercialize our products without reliance on third parties.
We rely on third parties to conduct our clinical trials, and if they fail to fulfill their obligations, our development plans may be adversely affected.
We rely on independent clinical investigators, contract research organizations, or CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring, auditing and data management services. These investigators and CROs are not our employees and we have limited control over the amount of time and resources they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw their time and resources away from our programs. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with applicable GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development, and to implement timely corrective action to any non-compliance.

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
We are highly dependent upon our senior management and our scientific, clinical, sales and medical staff. The loss of the service of any of the members of our senior management, including Dr. John Maraganore, our Chief Executive Officer, may significantly delay or prevent the achievement of product development and commercialization, and other business objectives. Our employment arrangements with our key personnel are terminable without notice. We do not carry key person life insurance on any of our employees.
We have grown our workforce significantly over the past several years and anticipate continuing to add a significant number of additional employees as we focus on achieving our long-term strategic goals. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may experience disappointing results in a clinical program and our stock price may decline as a result, as was the case following our decision in October 2016 to discontinue our revusiran program, and, to a lesser extent, following our temporary suspension of dosing in our fitusiran program in September 2017. As a result, we may face additional challenges in attracting and retaining employees. In addition, we may not be successful commercializing our approved products and as a result, we may be unable to attract and retain highly qualified sales and marketing professionals to support ONPATTRO, GIVLAARI and our future products, if approved. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and global commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.
We may have difficulty expanding our operations successfully as we continue to evolve from a U.S.- and EU-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.
As we continue the commercial launches of approved products, and increase the number of product candidates we are developing, we will also need to expand our operations in the U.S. and continue to build operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for ONPATTRO in the U.S. and EU and other countries globally, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we now have global development and commercialization rights for ONPATTRO. In addition, in November 2019, we received FDA approval for our second RNAi therapeutic, GIVLAARI. We have filed an MAA for givosiran with the EMA and expect approval in 2020, and have also filed for marketing approval in Brazil. We plan to file for additional regulatory approvals for both ONPATTRO and GIVLAARI in additional countries during 2020 and beyond.

As noted above, we grew our workforce significantly from 2016 through 2019, and anticipate continuing to hire additional employees globally during 2020 as we focus on the commercialization of ONPATTRO and GIVLAARI and achieving our long-term strategic goals. This growth has placed a strain on our administrative and operational infrastructure and, as a result, we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our global operations in the U.S., the EU, Japan, Latin America and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As we continue the commercialization of ONPATTRO and GIVLAARI, and as the product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we will need to continue to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat, and we are utilizing what we believe is appropriate social media in connection with our commercialization efforts for ONPATTRO and GIVLAARI, and we intend to do the same for our future products, if approved. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, for our clinical-stage candidates, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged AE. When such disclosures occur, there is a risk that study enrollment may be adversely impacted, we fail to monitor and comply with applicable AE reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.
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
In June 2016, the United Kingdom, or UK, held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. The UK officially withdrew from the EU on January 31, 2020, however the effects of the departure on both the EU and the UK are still highly uncertain, as many details of the divorce have yet to be addressed. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.
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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. For example, in October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including internal and partnered programs in Phase 3 development, as well as several earlier-stage clinical programs. In December 2019, we reported positive topline results from our ILLUMINATE-A Phase 3 clinical trial for lumasiran, an investigational RNAi therapeutic targeting GO in development for the treatment of PH1, and initiated a rolling submission of an NDA in January 2020. We expect to submit an MAA and complete our NDA submission in early 2020. However, we may not be able to further advance this or any other product candidate through clinical trials and regulatory approval.
Additionally, several of our planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.
If we enter into clinical trials, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, ONPATTRO, GIVLAARI and our current product candidates, including lumasiran, vutrisiran, fitusiran and inclisiran, each employ novel delivery technologies that, with the exception of inclisiran, have yet to be extensively evaluated in human clinical trials and proven safe and effective.
In addition, we, the FDA or other applicable regulatory authorities, or an IRB, or similar foreign review board or committee, may delay initiation of or suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or related product on healthy volunteer subjects or patients in a clinical trial could result in our decision, or a decision by the FDA or foreign regulatory authorities, to suspend or terminate the trial, or, in the case of regulatory agencies, a refusal to approve a particular product candidate for any or all indications of use. For example, in October 2016, we announced our decision to discontinue development of revusiran, an investigational RNAi therapeutic that was being developed for the treatment of patients with cardiomyopathy due to hATTR amyloidosis. Our decision followed the recommendation of the revusiran ENDEAVOUR Phase 3 study Data Monitoring Committee, or DMC, to suspend dosing and the observation of an imbalance in mortality in revusiran-treated patients as compared to those on placebo. We conducted a comprehensive evaluation of the revusiran data and reported the results of our evaluation in August 2017. Following our evaluation, we continue to believe that the decision to discontinue development of revusiran does not affect ONPATTRO or any of our other investigational RNAi therapeutic programs in development. In September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. In December 2017, we reached alignment with study investigators and the FDA on safety measures and a risk mitigation strategy to enable resumption of dosing in clinical studies with fitusiran, including our Phase 2 or OLE, study, and the ATLAS Phase 3 program, including protocol-specified guidelines and additional investigator and patient education concerning reduced doses of replacement factor or bypassing agent to treat any breakthrough bleeds in fitusiran studies.
Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we or our partners may experience difficulty enrolling our clinical trials, including, but not limited to, the ongoing clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. Moreover, given the temporary suspension of dosing in our fitusiran studies in September 2017 due to a fatal thrombotic SAE, people with hemophilia may be more reluctant to enroll in the ATLAS Phase 3 program of fitusiran. In addition, in November 2018 we announced that due to recruitment challenges, we had discontinued a Phase 2 study of cemdisiran in atypical hemolytic uremic syndrome and are focusing our cemdisiran clinical development efforts in a different indication. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, can result in increased costs, longer development times or termination of a clinical trial.
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
In our ENVISION Phase 3 study of givosiran in patients with AHP, AEs were reported in 89.6% of givosiran patients and 80.4% of placebo patients; SAEs were reported in 20.8% of givosiran patients and 8.7% of placebo patients. Of the SAEs reported in givosiran patients, there were two cases of CKD, and one case each of asthma, device-related infection, gastroenteritis, hypoglycemia, abnormal liver function test, major depression, pain management and pyrexia. Three SAEs in givosiran patients were reported as related to study drug: pyrexia, abnormal liver function test and CKD. The two SAEs of CKD noted above were considered serious due to elective hospitalization for diagnostic evaluation. There were no deaths in the study. One patient in the givosiran arm discontinued treatment due to an increase in alanine aminotransferase, or ALT, level greater than eight times the upper limit of normal, a protocol-defined stopping rule. The increase in ALT levels subsequently resolved. AEs reported in greater than 10% of givosiran patients and seen more frequently compared to placebo were nausea, ISRs, CKD, and fatigue. Four of five of the patients with AEs reported as CKD had a prior history of CKD or a baseline estimated glomerular filtration rate less than 60 mL/min/1.73 m2. No patients had clinically significant proteinuria and there were no treatment discontinuations due to renal AEs.
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

We may be unable to obtain U.S. or foreign regulatory approval for our product candidates and, as a result, we may be unable to commercialize such product candidates.
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
Because the drugs we are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, or treatments in development which are approved by the time we apply for approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. In July 2019, we filed a MAA for givosiran. The EMA has validated the MAA and granted an accelerated assessment for givosiran. Any delay in the review or potential approval of givosiran by the EMA could adversely impact our business.
Any delay or failure in obtaining required approvals for our product candidates could have a material adverse effect on our ability to generate revenues from any product candidate for which we may seek approval in the future. Furthermore, any regulatory approval to market any product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions, which could limit each such product’s market opportunity and have a negative impact on our results of operations and our stock price. In addition, the FDA has the authority to require a REMS plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we could be required to adopt an RMP, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.
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
Following any initial regulatory approval of drugs we or our partners may develop, including ONPATTRO, which was approved in the U.S. and EU in August 2018, and in several other geographies during 2019, and GIVLAARI, which was approved in the U.S. in November 2019, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of ONPATTRO, GIVLAARI or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO and GIVLAARI, as well as any regulatory approvals we receive for any other product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug and to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. As ONPATTRO and GIVLAARI are used commercially, we or others could identify previously unknown side effects or known side effects could be observed as being more frequent or severe than in clinical studies or earlier post-marketing periods, in which case:
•sales of ONPATTRO or GIVLAARI may be more modest than originally anticipated;
•regulatory approvals for ONPATTRO or GIVLAARI may be restricted or withdrawn;
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
Any of the above occurrences could reduce or prevent sales of ONPATTRO or GIVLAARI, increase our expenses and impair our ability to successfully commercialize either ONPATTRO or GIVLAARI.
The CMO and manufacturing facilities we use to make ONPATTRO, GIVLAARI and certain of our current product candidates, including our Cambridge facility, our future Norton facility, and Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility were subject to regulatory inspection by the FDA and the EMA in connection with the review of our applications for regulatory approval for ONPATTRO and GIVLAARI, and may be subject to similar inspection in connection with any subsequent applications for regulatory approval of ONPATTRO or GIVLAARI filed in other territories or in connection with the pending FDA regulatory application for lumasiran. The discovery of any new or previously unknown problems with our facilities or our CMOs, or our or their manufacturing processes or facilities, may result in restrictions on the drug or CMO or facility, including delay in approval or, in the future, withdrawal of the drug from the market. We have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for commercial use. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we are completing construction of a cGMP manufacturing facility for drug substance for clinical and, eventually, commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the CMO for regulatory compliance.
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
For example, ONPATTRO utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, or which may not compete favorably with other available options, including inotersen, marketed by Akcea, which is administered subcutaneously, or tafamidis, marketed by Pfizer, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.
The patient populations suffering from hATTR amyloidosis and AHP are small and have not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of these diseases and diagnosis is not improved, our revenue and ability to achieve profitability from ONPATTRO and GIVLAARI may be adversely affected.
Our estimates regarding the potential market size for ONPATTRO, GIVLAARI or any future products, including lumasiran, at the time we commence commercialization, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease. In addition, the U.S. label does not include data from the exploratory cardiac endpoints included in our APOLLO Phase 3 study. This could have an adverse impact on the market opportunity for ONPATTRO in the U.S. In addition, as is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.
We may incur significant liability if enforcement authorities allege or determine that we are engaging in commercial activities or promoting our commercially approved products in a way that violates applicable regulations.
Physicians have the discretion to prescribe approved drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies that approve drug products do not regulate a physician’s practice of medicine or choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials, including by their agents. Manufacturers and their agents may not promote drugs for off-label uses or provide off-label information in the promotion of drug products that is not consistent with the approved labeling for those products. For example, we may not promote ONPATTRO in the U.S. for use in any indications other than the treatment of the polyneuropathy of hATTR amyloidosis in adults. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to corrective advertising in addition to significant liability, which may include civil and administrative remedies as well as criminal sanctions.
Notwithstanding regulations related to product promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading and non-promotional scientific exchange concerning their products, and we intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws and regulatory guidance. Nonetheless, the FDA, other applicable regulatory authorities, competitors, and other third parties may take the position that we are not in compliance with such regulations, and if such non-compliance is proven, it could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations. Moreover, any threatened or actual government enforcement actions or lawsuits by third parties could also generate adverse publicity, which could decrease demand for our products and require that we devote substantial resources that could be used productively on other aspects of our business.
In addition to our medical education efforts, we also offer patient support services to assist patients receiving treatment with our commercially approved products. Manufacturers have increasingly become the focus of government investigation of patient support programs based on allegations that through such services illegal inducements are provided to physicians and/or patients, leading to improper utilization of government resources through Medicare, Medicaid and other government programs. Companies that are found to have violated laws such as the federal Anti-Kickback Statute and/or FCA face significant liability, including civil and administrative penalties, criminal sanctions, and potential exclusion from participation in government programs. We have designed our programs in a manner that we believe complies with all applicable laws and regulations and have implemented a robust compliance program to support a compliant corporate culture and compliance with such laws.
Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are actively monitoring these regulations as we market and sell ONPATTRO and GIVLAARI and as several of our other programs move through late stages of development. However, a number of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for such programs for a number of years. We might obtain regulatory approval for a product, including ONPATTRO and GIVLAARI, in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.
Our ability to commercialize ONPATTRO, GIVLAARI or any future products, including lumasiran, successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. ONPATTRO, GIVLAARI and other products for which we are able to obtain marketing approval may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell ONPATTRO, GIVLAARI or any future products on a competitive basis. Increasingly, the third-party payors who pay for or reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into more than ten VBAs and are negotiating additional VBAs for ONPATTRO with certain private health insurers. In addition, we have made significant progress toward establishing VBAs for GIVLAARI. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials. Partnering with payers on these agreements is intended to provide more certainty to them for their investment, and help accelerate coverage decisions for patients. The agreements are structured to link our commercially approved products’ performance in real-world use to financial terms. If the price we are able to charge for ONPATTRO, GIVLAARI or any other products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.2% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
Some of the drugs we market need to be administered under the supervision of a physician or other healthcare professional on an outpatient basis, including ONPATTRO and GIVLAARI. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if:
•they are incident to a physician’s services;
•they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice; and
•they have been approved by the FDA and meet other requirements of the statute.
There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution or that covers a particular provider’s cost of acquiring the drug. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. For example, on December 18, 2019, President Trump, the U.S. Department of Health and Human Services, and the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage or adequate reimbursement rates from both government-funded and private payors for ONPATTRO, GIVLAARI or other new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
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
A number of other legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed or enacted in recent months and years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted in 2003 and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the U.S. in 2010. These developments could, directly or indirectly, affect our ability to sell ONPATTRO, GIVLAARI or future products, if approved, at a favorable price.
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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ONPATTRO, GIVLAARI or any of our product candidates for which we may obtain regulatory approval, or the frequency with which ONPATTRO, GIVLAARI or any future product is prescribed or used.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. The costs of prescription pharmaceuticals in the U.S. have also been the subject of considerable discussion in the U.S., and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs, increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. For example, on October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it was considering issuing a proposed rule in 2019 on a model called the International Pricing Index, with a potential start in the spring of 2020. To date, a proposed rule has not yet been released. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program, as an alternative to current “buy and bill” payment methods for Part B drugs. Such a proposed rule could limit our product pricing and have material adverse effects on our business. Although some of these, and other, proposals related to the administration’s Blueprint may require additional authorization to become effective, may ultimately be withdrawn, or may face challenges in the courts, the Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Act of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. Another bill, the Lower Drug Costs Now Act of 2019, which passed out of the House of Representatives on December 12, 2019, and would require the U.S. Department of Health and Human Services to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers of Congress and be signed into law, and if either is enacted, what effect it would have on our business; however enactment of either of these bills could have a material adverse effect on our business and prospects.
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

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the U.S. to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from ONPATTRO, GIVLAARI or other product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. From time to time, we may engage third parties for clinical trials outside of the United States, to sell our products abroad, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
In some countries, including Member States of the EU, or Japan, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of a product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of ONPATTRO, GIVLAARI or any future products in those countries would be negatively affected. Another impact from the tightening pricing control could be felt from greater competition from less expensive generic or biosimilar products once the exclusivity expires; the governments have adopted policies to switch prescribed products to generic versions in order to cut the medical cost.
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
•The U.S. federal Open Payments requirements, which were implemented by the CMS pursuant to the Physician Payments Sunshine Act as part of the ACA. Under the Open Payments Program, manufacturers of medical devices, medical supplies, biological products and drugs covered by Medicare, Medicaid and the Children’s Health Insurance Programs must report all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members. Legislation passed in 2018 expands the scope of covered recipients to non-physician provider such as physician assistants and advanced practice nurses, effective in 2022.
•Federal statutory and regulatory requirements applicable to pricing and sales of product to Federal Government Agencies.
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
•The California Consumer Privacy Act of 2018, or CCPA, effective as of January 1, 2020, that gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.
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
If our operations are found to be in violation of any of the aforementioned requirements, we may be subject to penalties, including civil or criminal penalties, criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, or the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, any of which could adversely affect our financial results. We are continuing to establish our global compliance infrastructure following the commercial launches of ONPATTRO in the third quarter of 2018, and GIVLAARI in December 2019, and as we prepare for the launch in additional countries, assuming regulatory approvals. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
If we or our collaborators, CMOs or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell ONPATTRO GIVLAARI, or any other future products, successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:
•adverse regulatory inspection findings;
•untitled letters or warning letters;
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
We are also subject to evolving European privacy laws on electronic marketing and cookies. The EU is in the process of replacing the e-Privacy Directive (2002/58/EC) with a new set of rules taking the form of a regulation, which will be directly implemented in the laws of each European member state, without the need for further enactment. While the e-Privacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process. Draft regulations were rejected by the Permanent Representatives Committee of the Council of EU on November 22, 2019; it is not clear when new regulations will be adopted in 2020.
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
Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. Due to legislation amending the statute, including the BBA, these reductions will stay in effect through 2029 unless additional Congressional action is taken. The full impact on our business of these automatic cuts is uncertain.
If other federal spending is reduced, any budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the NIH to continue to function. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell ONPATTRO, GIVLAARI and any other products we may develop.

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
Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. Following the decision to discontinue clinical development of revusiran, we conducted a comprehensive evaluation of available revusiran data. We reported the results of this evaluation in August 2017, however, our investigation did not result in a conclusive explanation regarding the cause of the mortality imbalance observed in the ENDEAVOUR Phase 3 study. In addition, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE and agreement with regulatory authorities on a risk mitigation strategy. Notwithstanding the risks undertaken by all persons who participate in clinical trials, and the information on risks provided to study investigators and patients participating in our clinical trials, including the revusiran and fitusiran studies, it is possible that product liability claims will be asserted against us relating to the worsening of a patient’s condition, injury or death alleged to have been caused by one of our product candidates, including revusiran or fitusiran. Such claims might not be fully covered by product liability insurance. If we succeed in marketing products, including ONPATTRO and GIVLAARI, product liability claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development, including the marketing and sale of ONPATTRO and GIVLAARI. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.
Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements or insider trading violations, which could significantly harm our business.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with governmental regulations, comply with healthcare fraud and abuse and anti-kickback laws and regulations in the U.S. and abroad, or failure to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including improper trading based upon, information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics and a robust compliance program, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
Our research, development and manufacturing involve the use of hazardous materials, chemicals and various radioactive compounds. We maintain quantities of various flammable and toxic chemicals in our facilities in Cambridge and Norton that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our Cambridge and Norton facilities comply with the relevant guidelines of the City of Cambridge, the town of Norton, the Commonwealth of Massachusetts and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials.
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
Our success depends, in part, on our ability to protect proprietary compositions, methods and technologies that we develop under the patent and other intellectual property laws of the U.S. and other countries, so that we can prevent others from unlawfully using our inventions and proprietary information. However, we may not hold proprietary rights to some patents required for us to manufacture and commercialize our proposed products. Because certain U.S. patent applications are confidential until the patents issue, such as applications filed prior to November 29, 2000, or applications filed after such date which will not be filed in foreign countries, third parties may have filed patent applications for subject matter covered by our pending patent applications without our being aware of those applications, and our patent applications may not have priority over those applications. For this and other reasons, we may be unable to secure desired patent rights, thereby losing desired exclusivity. Further, we or our licensees may be required to obtain licenses under third-party patents to market ONPATTRO or GIVLAARI or further develop and commercialize future products such as lumasiran and inclisiran, currently under review with the FDA, or continuing to develop candidates in our pipeline being developed by us or our licensees. If licenses are not available to us or not available on reasonable terms, we or our licensees may not be able to market the affected products or conduct the desired activities.
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
Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Similarly, the ultimate degree of protection that will be afforded to biotechnology inventions, including ours, in the U.S. and foreign countries, remains uncertain and is dependent upon the scope of the protection decided upon by patent offices, courts and lawmakers. Moreover, there are periodic discussions in the Congress of the United States and in international jurisdictions about modifying various aspects of patent law. For example, the AIA included a number of changes to the patent laws of the U.S. If any of the enacted changes do not provide adequate protection for discoveries, including our ability to pursue infringers of our patents for substantial damages, our business could be adversely affected. One major provision of the AIA, which took effect in March 2013, changed U.S. patent practice from a first-to-invent to a first-to-file system. If we fail to file an invention before a competitor files on the same invention, we no longer have the ability to provide proof that we were in possession of the invention prior to the competitor’s filing date, and thus would not be able to obtain patent protection for our invention. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents.
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
We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Cancer Research Technology Ltd., Ionis, the Massachusetts Institute of Technology, or MIT, Whitehead Institute for Biomedical Research, or Whitehead, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck, and Arbutus. We also intend to enter into additional licenses to third-party intellectual property in the future.
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
As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, re-examination and opposition proceedings, as well as inter partes and post-grant review proceedings introduced by provisions of the AIA, which became available to third party challengers on September 16, 2012, in various patent offices relating to patent rights in the RNAi field. In addition, third parties may challenge the validity of our patents. For example, a third party has filed an opposition in the EPO against our owned patent EP 2723758, with claims directed to compositions and methods of ANGPTL3, arguing that the granted claims are invalid. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi.
There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA marketed products ONPATTRO and GIVLAARI, our late-stage therapeutic candidates being developed by us or our licensees, including lumasiran, inclisiran and fitusiran as well as our other pipeline products. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates or marketed products, including ONPATTRO and GIVLAARI, or further develop and commercialize future products such as lumasiran and inclisiran, currently under review with the FDA, or continuing to develop candidates in our pipeline being developed by us or our licensees. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products, including ONPATTRO or GIVLAARI, or perform research and development or other activities covered by such patents. For example, during 2017 and 2018, Silence, filed claims in several jurisdictions, including the High Court of England and Wales, and named us and our wholly owned subsidiary Alnylam UK Ltd. as co-defendants. Silence alleged various claims, including that ONPATTRO infringed one or more Silence patents. There were also a number of related actions brought by us or Silence in connection with this intellectual property dispute. In December 2018, we entered into a Settlement and License Agreement with Silence, resolving all ongoing claims, administrative proceedings, and regulatory proceedings worldwide between us regarding, among other issues, patent infringement, patent invalidity and breach of contract.
If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.
Third parties may sue us for infringing their patent rights. For example, in October 2017 Silence sued us in the UK alleging that ONPATTRO and other investigational RNAi therapeutics we or MDCO are developing infringed one or more Silence patents. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. We and Dicerna settled the ongoing litigation between us in April 2018 and in December 2018 we and Silence settled all ongoing litigation between us. A third party may also claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Arbutus filed a civil complaint against us alleging, among other things, misappropriation of its confidential and proprietary information and trade secrets. In November 2012, we settled this litigation and restructured our contractual relationship with Arbutus. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses during the fourth quarter of 2012.
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
If any parties successfully claim that our creation or use of proprietary technologies infringes upon or otherwise violates their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, a court could issue an injunction requiring us to stop the infringing activity or obtain a license. Any license required under any patent may not be made available on commercially reasonable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Moreover, we expect that a number of our collaborations will provide that royalties payable to us for licenses to our intellectual property may be offset by amounts paid by our collaborators to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenues from products developed through collaborations.
If we fail to comply with our obligations under any licenses or related agreements, we may be required to pay damages and could lose license or other rights that are necessary for developing, commercializing and protecting our RNAi technology, as well as ONPATTRO, GIVLAARI and any other product candidates that we develop, or we could lose certain rights to grant sublicenses.
Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, we could incur significant costs and/or disruption to our business and distraction of our management defending against any breach of such licenses alleged by the licensor. For example, in June 2018, Ionis sent us a notice claiming that it is owed payments under our second amended and restated strategic collaboration and license agreement as a result of the January 2018 amendment of our collaboration agreement with Sanofi Genzyme and the related Exclusive TTR License and AT3 License Terms. Ionis claims it is owed technology access fees based on rights granted and amounts paid to us in connection with the Sanofi Genzyme restructuring. In November 2018, we received notice that Ionis had filed a Demand for Arbitration with the Boston office of the American Arbitration Association against us, asserting, among other things, breach of contract. In December 2018, we filed our answer to Ionis’s Demand for Arbitration, denying any liability to Ionis and the matter is currently in the expert discovery phase. The arbitration has been set for hearing in the first half of 2020. While we dispute that additional technology access fees are owed to Ionis, there can be no assurance that we will resolve this matter favorably or that it will not have a material adverse impact on our future results of operations.
Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we will be required to pay on sales of ONPATTRO, GIVLAARI or future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in ONPATTRO, GIVLAARI or other products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.
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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, which is now approved in the U.S., the EU, Japan and certain countries in Latin America, and inotersen, developed by Ionis and licensed to Akcea, which is now approved in the U.S., the EU, Canada and Brazil, as well as product candidates in various stages of clinical development, including an additional investigational drug being developed by Ionis. Finally, we are aware that Eidos Therapeutics, Inc., or Eidos, initiated a Phase 3 clinical trial of AG10, a TTR stabilizer, in ATTR-CM in February 2019. Eidos also plans to initiate a Phase 3 clinical trial of AG10 in ATTR-PN patients in the first quarter of 2020. While we believe that ONPATTRO has and will continue to have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with lumasiran, our investigational RNAi therapeutic now in Phase 3 studies for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in Phase 3 development by OxThera AB, reloxaliase an investigational enzyme therapy in Phase 2 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc., and DCR-PHXC, an investigational RNAi therapeutic in development by Dicerna for the treatment of PH. In July 2019, the FDA granted a Breakthrough Therapy Designation to DCR-PHXC for the treatment of patients with PH, and in November 2019, Dicerna announced that it initiated dosing in PHYOX2 pivotal clinical trial of DCR-PHXC that is expected to enroll approximately 36 patients with PH1 and PH type 2. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
We face competition from other companies that are working to develop novel drugs and technology platforms using technology similar to ours. If these companies develop drugs more rapidly than we do or their technologies, including delivery technologies, are more effective, our ability to successfully commercialize drugs may be adversely affected.
In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working to develop RNAi therapeutic products. Some of these companies are seeking, as we are, to develop chemically synthesized siRNAs as drugs. Others are following a gene therapy approach, with the goal of treating patients not with synthetic siRNAs but with synthetic, exogenously-introduced genes designed to produce siRNA-like molecules within cells. Companies working on chemically synthesized siRNAs include, but are not limited to, Takeda, Marina, Arrowhead, and its subsidiary, Calando, Quark, Silence, Arbutus, Sylentis, Dicerna and its collaborators, WAVE, Arcturus, and Genevant

Sciences, launched by Arbutus and Roivant Sciences. In addition, we granted licenses or options for licenses to Ionis, Benitec, Arrowhead, and its subsidiary, Calando, Arbutus, Quark, Sylentis and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than us.
In addition, as a result of agreements that we have entered into, Takeda has obtained a non-exclusive license, and Arrowhead, as the assignee of Novartis AG, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea has received marketing approval for an antisense drug, inotersen that was developed by Ionis, in the U.S., the EU, Canada and Brazil, for the treatment of hATTR amyloidosis. Several antisense drugs developed by Ionis have been approved and are currently marketed, and Ionis has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York. The complaint, as further amended, alleges that we and our Chief Executive Officer, former Chief Financial Officer and certain of our other executive officers violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 20, 2017 and September 12, 2018. We believe that the allegations contained in this complaint are without merit and intend to defend the case vigorously. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of December 31, 2019, our six largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our operations are based primarily in Cambridge, Massachusetts; Zug, Switzerland; and Maidenhead, UK. A description of certain of the facilities we lease or own as of January 31, 2020 is included in the table below.

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
675 West Kendall Street Cambridge, Massachusetts	Corporate headquarters and primary research facility	295,000	January 2034	Two five-year terms
300 Third Street Cambridge, Massachusetts	Office space and additional research facility	129,000	January 2034	Two five-year terms
101 Main Street Cambridge, Massachusetts	Office space	72,000	June 2021 and March 2024	One five-year term on each lease
20 Commerce Way Norton, Massachusetts	cGMP manufacturing*	200,000	Not applicable	Not applicable
665 Concord Avenue Cambridge, Massachusetts	cGMP manufacturing**	15,000	August 2022	One five-year term
Grafenauweg 4 6300 Zug	International headquarters	14,500	March 2023	One five-year term
Braywick Gate Braywick Road, Maidenhead Berkshire, United Kingdom	Office space	21,500	May 2026	None
Wisdom Cross Tower Antonio Vivaldistraat 150 Amsterdam, Netherlands	Office space***	12,500	April 2025	One five-year term
_________________________________________
* We are completing construction of a manufacturing facility at this site for drug substance for clinical and eventually commercial use.
** We manufacture ONPATTRO (patisiran) formulated bulk drug product at this location.
*** We executed a lease for a new office space in Amsterdam in the fourth quarter of 2019. The lease commencement date is March 1, 2020.
In addition to the locations above, we also occupy small offices in multiple locations in and outside of the U.S. to support our operations and growth.
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
ITEM 3. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read the section titled "Litigation" within Note 9, Commitments and Contingencies, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K, which is incorporated into this item by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “ALNY.”
Holders of record
At January 31, 2020, there were 29 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
Securities Authorized for Issuance Under Equity Compensation Plans
We intend to file with the SEC a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2019. The information required by this item relating to our equity compensation plans is incorporated herein by reference to the information contained under the section captioned “Equity Compensation Plan Information” of the Proxy Statement.

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
The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on December 31, 2014, to the close of the last trading day of 2019, in each of our common stock and the selected indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.
Comparison of Five-Year Cumulative Total Return
Among Alnylam Pharmaceuticals, Inc.,
Nasdaq Composite Total Return and Nasdaq Biotechnology Total Return

$225
$200
$175
$150
$125
$100
$75
$50
$25
12/31/2014
12/31/2015
12/30/2016
12/29/2017
12/31/2018
12/31/2019
Alnylam Pharmaceuticals, Inc.
Nasdaq Biotechnology Total Return
Nasdaq Composite Total Return

	12/31/2014	12/31/2015	12/30/2016	12/29/2017	12/31/2018	12/31/2019
Alnylam Pharmaceuticals, Inc.	$100.00	$97.05	$38.60	$130.98	$75.16	$118.73
Nasdaq Composite Total Return	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Nasdaq Biotechnology Total Return	$100.00	$111.77	$87.91	$106.92	$97.45	$121.92

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data for each of the five years in the period ended December 31, 2019 are derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, and the related Notes, included elsewhere in this annual report on Form 10-K. Historical results are not necessarily indicative of future results.
Selected Consolidated Financial Data
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018 (2)	2017	2016	2015
Statements of Operations Data:
Revenues	$219,750	$74,908	$89,912	$47,159	$41,097
Operating costs and expenses (1)	1,159,181	889,581	590,000	471,746	337,105
Loss from operations	(939,431)	(814,673)	(500,088)	(424,587)	(296,008)
Net loss	$(886,116)	$(761,497)	$(490,874)	$(410,108)	$(290,073)
Net loss per common share — basic and diluted	$(8.11)	$(7.57)	$(5.42)	$(4.79)	$(3.45)
Weighted-average common shares outstanding — basic and diluted	109,264	100,590	90,554	85,596	83,992
——————– (1) Stock-based compensation expenses included in operating costs and expenses	$174,841	$157,752	$92,819	$75,528	$45,783
(2) On January 1, 2018, we adopted the new revenue standard by applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Please read Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for further discussion of our adoption of the new revenue standard.

	December 31,
	2019	2018	2017	2016 (1)	2015 (1)
Balance Sheet Data:
Cash, cash equivalents and marketable debt and equity securities	$1,536,162	$1,084,155	$1,704,537	$942,601	$1,280,951
Restricted investments	14,825	44,825	30,000	150,000	—
Working capital	1,363,270	1,021,202	1,620,489	540,178	1,043,289
Total assets	2,395,134	1,574,802	1,994,730	1,262,810	1,386,510
Long-term debt	—	30,000	30,000	150,000	—
Total stockholders’ equity	1,438,692	1,301,965	1,766,431	920,221	1,264,714
(1) Excluding our investment in equity securities of Regulus Therapeutics, Inc.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global commercial-stage biopharmaceutical company that discovers, develops, manufactures and commercializes novel therapeutics based on RNAi. Our commercialized products and broad pipeline of investigational RNAi therapeutics are focused in four STArs: Genetic Medicines, Cardio-Metabolic Diseases, Hepatic Infectious Diseases and CNS/Ocular Diseases.
As described in Part I, Item 1. "Business," of this annual report on Form 10-K, we currently have two products that have received marketing approval and six late-stage investigational programs advancing towards potential commercialization. Also refer to Part I, Item 1. "Business" for a summary of key events in 2019 and 2020 to-date related to our marketed products and our clinical development programs.
We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. As of December 31, 2019, we had an accumulated deficit of $3.73 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses for the foreseeable future. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and in August 2018 received regulatory approval from the FDA and EC for our first product, ONPATTRO, and began to generate net revenues from product sales during the third quarter of 2018. Furthermore, in November 2019 we received FDA approval for our second product, GIVLAARI, and began to generate net revenues from product sales during the fourth quarter of 2019. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, GIVLAARI or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Sanofi Genzyme and MDCO. In addition to revenues from the commercial sales of ONPATTRO, GIVLAARI and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, as well as proceeds from the sale of equity or debt.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results. While our significant accounting policies are more fully described in the Notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements:
Net Product Revenues
Our net product sales consist of sales of ONPATTRO and GIVLAARI and are recognized, net of variable consideration related to certain allowances and accruals, at the time the customer obtains control of our product. We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, or the most likely amount method, which is the single most likely amount in a range of possible considerations, to estimate variable consideration related to our product sales. We use the expected value method to estimate variable consideration for certain rebates, chargebacks, product returns, and other incentives and we use the most likely amount method for certain rebates and trade discounts and allowances.
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
Chargebacks: We estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to the customer who directly purchases from us. The customer charges us for the difference between what it pays to us for the product and the selling price to the qualified healthcare providers.
Rebates: We are subject to discount obligations under government programs, including Medicaid in the U.S. and similar programs in certain other countries, including countries in which we are accruing for estimated rebates because final pricing has not yet been negotiated. We are also subject to potential rebates in connection with our VBAs with certain commercial payors. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued expenses on our consolidated balance sheet. Our estimate for rebates is based on statutory discount rates, expected utilization or an estimated number of patients on treatment, as applicable.
Trade discounts and allowances: We provide customary invoice discounts on product sales to our customers for prompt payment and we pay fees for distribution services, such as fees for certain data that customers provide to us. We estimate our customers will earn these discounts and fees, and deduct these discounts and fees in full from gross product revenues and accounts receivable at the time we recognize the related revenues.
Product returns: We offer customers product return rights if products are damaged, defective or expired, with “expired” defined as within three months pre- or post-expiry. We estimate the amount of product that will be returned using a probability-weighted estimate based on our sales history.

Other incentives: Other incentives include co-payment assistance we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. We estimate the average co-payment assistance amounts for our products based on expected customer demographics and record any such amounts within accrued expenses on our consolidated balance sheet.
Revenues from Collaborators
We earn revenue in connection with collaboration agreements which allow our collaboration partners to utilize our technology platforms and develop product candidates. Our collaboration agreements are detailed in Note 4, Collaboration Agreements, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K. For each collaboration partner, we discuss our revenue recognition, including our significant performance obligations under each agreement.
At contract inception, we assess whether the collaboration arrangements are within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the arrangement are within the scope of ASC 808 and which elements are within the scope of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.
For elements of collaboration arrangements that are accounted for pursuant to ASC 606, we identify the performance obligations and allocate the total consideration we expect to receive on a relative standalone selling price basis to each performance obligation. Variable consideration such as performance-based milestones will be included in the total consideration if we expect to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Our estimate of the total consideration we expect to receive under each collaboration arrangement is updated for each reporting period, and any adjustments to revenue are recorded on a cumulative catch-up basis. We exclude sales-based royalty and milestone payments from the total consideration we expect to receive until the underlying sales occur because the license to our intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in our collaboration arrangements.
Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, the expected number of targets or indications expected to be pursued under each license, discount rates and probabilities of technical and regulatory success. We recognize revenue associated with each performance obligation as the control over the promised goods or services transfer to our collaboration partner which occurs either at a point in time or over time. If control transfers over time, revenue is recognized by using a method of measuring progress that best depicts the transfer of goods or services. We evaluate the measure of progress and related inputs each reporting period and any resulting adjustments to revenue are recorded on a cumulative catch-up basis.
Consideration received that does not meet the requirements to satisfy ASC 808 or ASC 606 revenue recognition criteria is recorded as deferred revenue in the accompanying consolidated balance sheets, classified as either short-term or long-term deferred revenue based on our best estimate of when, less than 12 months (short-term) or more than 12 months (long-term), such revenue will be recognized.
Inventory
We capitalize inventory costs that are expected to be sold commercially once we determine it is probable that the inventory costs will be recovered through commercial sale based on the review of several factors, including (i) the likelihood that all required regulatory approvals will be received, considering any special filing status, (ii) the expected timing of validation (if not yet completed) of manufacturing processes in the associated facility, (iii) the expected expiration of the inventory, (iv) logistical or commercial constraints that may impede the timely distribution and sale of the product, including transport requirements and reimbursement status, (v) current market factors, including competitive landscape and pricing, (vi) threatened or anticipated litigation challenges, (vii) history of approvals of similar products or formulations and (viii) FDA (or other appropriate regulatory agencies) correspondence regarding the safety and efficacy of the product. Prior to the capitalization of inventory costs, we record such costs as research and development expenses on our consolidated statements of operations and comprehensive loss.
On a quarterly basis, we evaluate the recoverability of capitalized inventory using significant judgments, estimates and assumptions, primarily those related to commercial sales forecasts and product shelf life. We periodically review inventory levels to identify what may expire prior to expected sale or has a cost basis in excess of its estimated realizable value. We write-down such inventories as appropriate.
Income Taxes

Uncertain tax positions, for which management's assessment is that there is a more than 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subject to certain recognition and measurement criteria. The nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. We develop our cumulative probability assessment of the measurement of uncertain tax positions using internal experience, judgment and assistance from professional advisors. We re-evaluate these uncertain tax positions on a quarterly basis based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, and effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Stock-Based Compensation
We recognize stock-based compensation expense for grants under our stock incentive plans and employee stock purchase plan, as well as inducement stock grants outside of our stock incentive plans. We account for all stock-based awards granted to employees at their fair value and recognize compensation expense over the vesting period of the award. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. The fair value of restricted stock awards granted to employees is based upon the quoted closing market price per share on the date of grant.
We have performance conditions included in certain of our stock option and restricted stock awards that are based upon the achievement of pre-specified clinical development, regulatory and/or commercial events. As the outcome of each event has inherent risk and uncertainties, and a positive outcome may not be known until the event is achieved, we begin to recognize the value of the performance-based stock option and restricted stock awards when we determine the achievement of each performance condition is deemed probable, a determination which requires significant judgment by management. At the probable date, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period.
Research and Development Accruals
We record accrued liabilities related to products we have received or services that we have incurred, specifically related to ongoing pre-clinical studies and clinical trials, for which service providers have not yet billed us, or when billing terms under these contracts do not coincide with the timing of when the work is performed, as of our period-end. These costs primarily relate to third-party clinical management costs, laboratory and analysis costs, toxicology studies and investigator fees. The assessment of these costs is a subjective process, requiring judgment based on our knowledge of the research and development programs, services performed for the period, experience with related activities and the expected duration of the third-party service contract, where applicable. Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements. Our historical accrual estimates have not been materially different from our actual costs.
Results of Operations
The following data summarizes the results of our operations, in thousands:

Description	Year Ended December 31,
	2019	2018	2017 (1)
Revenues	$219,750	$74,908	$89,912
Operating costs and expenses	$1,159,181	$889,581	$590,000
Loss from operations	$(939,431)	$(814,673)	$(500,088)
Net loss	$(886,116)	$(761,497)	$(490,874)
(1) Periods prior to our adoption of ASC 606 have not been adjusted under the modified retrospective method. Please read Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for further discussion of our adoption of the new revenue standard.

For discussion of our 2018 results and a comparison with 2017 results please refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Revenues
The following table summarizes our total consolidated revenues, in thousands:

Description	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017 (1)	Dollar Change	Percent Change	Dollar Change	Percent Change
Net product revenues	$166,537	$12,535	$—	$154,002	1229%	$12,535	N/A
Net revenues from collaborators	53,213	62,373	89,912	(9,160)	(15)%	(27,539)	(31)%
Total	$219,750	$74,908	$89,912	$144,842	193%	$(15,004)	(17)%
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Net Product Revenues
We began to record net product revenues following regulatory approval of ONPATTRO and its subsequent commercial launch in the U.S. and several countries in Europe during the third and fourth quarters of 2018, respectively. Net product sales increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, as a result of an entire year of ONPATTRO sales activities and continued expansion into additional major markets. In November 2019, we received FDA approval for GIVLAARI and in December 2019, we commercially launched GIVLAARI in the U.S.
Net product revenues consist of the following, in thousands:

Description	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	Dollar Change	Percent Change	Dollar Change	Percent Change
United States	$116,452	$8,589	$—	$107,863	1256%	$8,589	N/A
Rest of World	50,085	3,946	—	46,139	1169%	3,946	N/A
Total net product revenues	$166,537	$12,535	$—	$154,002	1229%	$12,535	N/A
We expect net product revenues to increase during 2020 as compared to 2019 as we continue to add new patients onto ONPATTRO and GIVLAARI therapy, as well as launch our approved products into additional markets, assuming regulatory approvals.
Please read Note 3 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for balances and activity in each product revenue allowance and reserve category for the years ended December 31, 2019 and 2018.
Net Revenues from Collaborators
The following table summarizes our total consolidated net revenues from collaborators under our research and development collaborations, in thousands:

Description	Years Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017 (1)	Dollar Change	Percent Change	Dollar Change	Percent Change
Regeneron Pharmaceuticals	$26,075	$—	$—	$26,075	N/A	$—	N/A
Vir Biotechnology	12,809	12,778	1,464	31	—%	11,314	773%
Sanofi Genzyme	10,976	46,000	54,625	(35,024)	(76)%	(8,625)	(16)%
The Medicines Company	2,315	2,789	30,217	(474)	(17)%	(27,428)	(91)%
Other	1,038	806	3,606	232	29%	(2,800)	(78)%
Total	$53,213	$62,373	$89,912	$(9,160)	(15)%	$(27,539)	(31)%
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
Net revenues from collaborators decreased during the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to a decrease in reimbursable activities in connection with our collaboration agreements with Sanofi Genzyme, offset by an increase in revenues in connection with our collaboration agreement with Regeneron.
We expect net revenues from collaborators to increase during 2020 as compared to 2019 due primarily to increased reimbursable activities and milestones under our existing collaborations, as well as an increase in revenues in connection with our collaboration with Regeneron.

Operating Costs and Expenses
The following table summarizes our operating costs and expenses, in thousands:

Description	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	Dollar Change	Percent Change	Dollar Change	Percent Change
Cost of goods sold	$25,062	$1,802	$—	$23,260	1291%	$1,802	N/A
Research and development	655,114	505,420	390,635	149,694	30%	114,785	29%
Selling, general and administrative	479,005	382,359	199,365	96,646	25%	182,994	92%
Total	$1,159,181	$889,581	$590,000	$269,600	30%	$299,581	51%
Cost of Goods Sold
Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenues, third-party royalties, and amortization of licensing rights. Cost of goods sold increased during the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the increase in net product revenues and a charge for excess and obsolete ONPATTRO inventories. Based on our policy, we record costs associated with the manufacturing of our products as research and development expense prior to FDA approval or until we expect that these costs will be recoverable through commercialization of our products (zero-cost inventory). Certain units of product sold and recognized as revenue during the years ended December 31, 2019 and 2018 were zero-cost inventory and therefore the cost of goods sold for the years ended December 31, 2019 and 2018 reflects only a portion of the manufacturing cost of our commercial products. As of December 31, 2019, we had sold substantially all zero-cost inventory of ONPATTRO. We will continue to sell our zero-cost inventory of GIVLAARI in 2020. We anticipate variability in our cost of goods sold as a percentage of net product revenues due to the timing of manufacturing runs and utilization and the depletion of zero-cost inventories, as well as future product launches.
We expect that cost of goods sold will increase during 2020 as compared to 2019 primarily as a result of an expected increase in net product sales.
Research and Development
The following table summarizes the components of our research and development expenses, in thousands:

Description	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	Dollar Change	Percent Change	Dollar Change	Percent Change
Clinical trial and manufacturing	$203,897	$173,271	$142,411	$30,626	18%	$30,860	22%
Compensation and related	157,001	116,350	100,728	40,651	35%	15,622	16%
Stock-based compensation	88,930	80,509	51,872	8,421	10%	28,637	55%
External services	75,448	55,165	38,675	20,283	37%	16,490	43%
Facilities-related	54,650	42,159	31,022	12,491	30%	11,137	36%
License fees	37,030	7,959	7,651	29,071	365%	308	4%
Lab supplies, materials and other	38,158	30,007	18,276	8,151	27%	11,731	64%
Total	$655,114	$505,420	$390,635	$149,694	30%	$114,785	29%
Research and development expenses increased during the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the following:
•Increased clinical trial and manufacturing and external services expenses as a result of increased pre-clinical and clinical services related to the advancement of our early and late-stage programs to support our long-term strategic goals;
•Increased compensation and related expenses and facilities-related expenses, as a result of growth in headcount to support our goals for 2020; and
•Increased license fees resulting from our collaboration agreement with Regeneron.
During the years ended December 31, 2019 and 2018, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and manufacturing services. The following table summarizes the expenses incurred, for which we recognize net revenue, under our collaboration agreements by collaboration partner, in thousands:

Description	Year Ended December 31,
	2019	2018	2017
Regeneron Pharmaceuticals	$24,916	$—	$—
Vir Biotechnology	15,479	16,071	2,060
Sanofi Genzyme	13,856	43,219	184,703
The Medicines Company	2,721	1,869	5,527
Ionis Pharmaceuticals	—	3,247	3,250
Total	$56,972	$64,406	$195,540
We expect to continue to devote a substantial portion of our resources to research and development expenses to support our long-term strategic goals. We expect that research and development expenses will increase during 2020 as compared to 2019 as we continue to develop our pipeline and advance our product candidates, including partnered programs, into later-stage development, hire additional employees and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.
Selling, General and Administrative
The following table summarizes the components of our selling, general and administrative expenses, in thousands:

Description	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	Dollar Change	Percent Change	Dollar Change	Percent Change
Consulting and professional services	$155,843	$137,201	$68,847	$18,642	14%	$68,354	99%
Compensation and related	148,271	107,376	60,289	40,895	38%	47,087	78%
Stock-based compensation	85,911	77,243	40,947	8,668	11%	36,296	89%
Facilities-related	35,779	25,658	11,130	10,121	39%	14,528	131%
Other	53,201	34,881	18,152	18,320	53%	16,729	92%
Total	$479,005	$382,359	$199,365	$96,646	25%	$182,994	92%
Selling, general and administrative expenses increased during the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the following:
•Increased compensation and related, consulting and professional services, and facilities-related expenses, as a result of increased commercial and medical affairs headcount and increased commercial-related services to support long-term strategic goals, the continued expansion of ONPATTRO into additional major markets, and the launch of GIVLAARI in December 2019.
We expect that selling, general and administrative expenses will increase during 2020 as compared to 2019 as we continue to grow our operations, including the continued build-out of our global commercial infrastructure and field team to support ONPATTRO, GIVLAARI and potentially additional product launches, but expect that stock-based compensation expenses will be variable due to our determination regarding the probability of vesting for performance-based awards.
Liquidity and Capital Resources
Overview
Since we commenced operations in 2002, we have generated significant losses. As of December 31, 2019, we had an accumulated deficit of $3.73 billion. As of December 31, 2019, we had cash, cash equivalents and marketable debt and equity securities of $1.54 billion, compared to $1.08 billion as of December 31, 2018.
We have required significant amounts of cash to fund our operating activities as a result of net losses since our inception and we expect that we will continue to require significant amounts of cash to fund our operating activities for the foreseeable future as we continue to execute on our long-term strategic goals through the advancement of our research, development, pre-commercial and commercial initiatives. The actual amount of overall expenditures will depend on numerous factors, including the timing of net product revenues and expenses, the timing and terms of collaboration agreements or other strategic transactions, if any, and the timing and progress of our research, development and commercialization efforts.

The following table summarizes our cash flow activities, in thousands:

	Year Ended December 31,
	2019	2018	2017
Net loss	$(886,116)	$(761,497)	$(490,874)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:	205,308	153,782	110,990
Changes in operating assets and liabilities:	402,381	45,099	(2,902)
Net cash used in operating activities	(278,427)	(562,616)	(382,786)
Net cash (used in) provided by investing activities	(417,677)	272,945	(290,361)
Net cash provided by financing activities	823,184	65,470	1,124,891
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(83)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	126,997	(224,201)	451,744
Cash, cash equivalents and restricted cash, beginning of period	422,631	646,832	195,088
Cash, cash equivalents and restricted cash, end of period	$549,628	$422,631	$646,832
Operating Activities
Net cash used in operating activities decreased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the increase of deferred revenue associated with consideration of $400.0 million received under our strategic collaboration with Regeneron in May 2019, partially offset by an increase in our net loss attributable to increased operating expenses to support overall growth.
Investing Activities
Net cash used in investing activities increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to net activities related to our marketable debt securities, partially offset from cash provided by proceeds of $30.0 million from the release of our restricted cash collateral in connection with termination of our outstanding credit agreement.
Financing Activities
Net cash provided by financing activities increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to proceeds of $400.0 million received from our issuance of common stock to Regeneron and aggregate net proceeds of $381.9 million received from our January 2019 underwritten public offering.
Operating Capital Requirements
We currently have programs focused on a number of therapeutic areas and, in August 2018, received our first product approvals in the U.S. and EU for ONPATTRO. As a result, we began to generate net revenues from product sales during the third quarter of 2018. In November 2019, we received FDA approval for our second product, GIVLAARI, and launched the product in the U.S. in December 2019. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities. In addition, we are expanding our manufacturing capabilities, including through construction of a drug substance manufacturing facility in Norton, Massachusetts.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt and equity securities as of December 31, 2019, together with the cash we expect to generate from product sales and under our current alliances, including our 2019 collaboration with Regeneron, will be sufficient to enable us to advance our long-term strategic goals for at least the next 12 months from the filing of this annual report on Form 10-K. For reasons discussed below, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO and GIVLAARI, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
In the future, we may seek additional funding through new collaborative arrangements, public or private equity offerings or debt financings, or a combination of one or more of these funding sources. Additional funding may not be available to us on acceptable terms or at all. Moreover, the terms of any additional financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Moreover, any debt financing, if available, may involve restrictive covenants that could limit our flexibility in conducting future business activities and, in the event of insolvency, would be paid before holders of equity securities received any distribution of corporate assets. If an event of default were to occur under any such financing, the interest rate could increase and the lenders could be entitled to take various actions, including the acceleration of amounts due under the loan. Our ability to satisfy and meet any future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
If we are unable to obtain funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs and our ability to achieve our long-term strategic goals may be delayed or diminished. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own. Even if we are able to raise additional funds in a timely manner, our future capital requirements may vary from what we expect and will depend on many factors, including:
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
•the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and
•the timing, receipt and amount of sales and royalties, if any, from ONPATTRO, GIVLAARI and our other potential products.
Off-Balance Sheet Arrangements
In connection with license agreements we may enter with companies to obtain rights to intellectual property, we may be required to indemnify such companies for certain damages arising in connection with the intellectual property rights licensed under the agreements. Under such indemnification agreements we may be responsible for paying the costs of any litigation relating to the license agreements or the underlying intellectual property rights, including the costs associated with certain litigation regarding the licensed intellectual property. In addition, we are a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events, including litigation. For example, under the underwriting agreement entered into in connection with our November 2017 public offering, we have an obligation to indemnify the underwriters and each person, if any, who controls the underwriters, for certain costs and expenses arising in connection with the class action complaint filed against us and such underwriters in New York state court. These indemnification costs are charged to selling, general and administrative expense and are considered off-balance sheet arrangements in accordance with GAAP. To date, other than certain costs associated with certain previously settled litigation, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such obligations in our consolidated financial statements.
Contractual Obligations
In the table below, we set forth our enforceable and legally binding obligations and future commitments as of December 31, 2019. Some of the figures that we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors.

Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

Contractual Obligations	Payments Due by Period
	2020	2021 and 2022	2023 and 2024	After 2024	Total
Facility lease obligations (1)	$29,157	$75,351	$71,631	$356,567	$532,706
Technology license commitments (2)	795	1,290	600	—	2,685
Total contractual cash obligations	$29,952	$76,641	$72,231	$356,567	$535,391
__________________________________________
(1)Relates primarily to our Cambridge, Massachusetts non-cancelable facility lease agreements.
(2)Relates to our fixed payment obligations under license agreements.
The table above excludes approximately $441.2 million of commitments related to clinical and manufacturing-related agreements and approximately $13.6 million of commitments related to manufacturing-related agreements executed in January 2020, as they are cancellable. We in-license technology from a number of sources, including Ionis and Merck. In addition, we have collaboration agreements relating to the research, development and commercialization of certain of our product candidates. Pursuant to these agreements, we will be required to make additional payments, including in some cases, milestone payments if and when we achieve specified development, regulatory and commercialization events, as well as royalty payments on sales of our approved products. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent upon the successful achievement of such milestones. Based on our current development plans, during the next 12 months from the filing of this annual report on Form 10-K, potential milestone payments due to third parties, could be approximately $18.4 million, including $12.8 million in regulatory and development milestones and $5.6 million in commercial milestones, in connection with our various collaborations and license agreements. These milestones generally become due and payable upon achievement. Because the achievement of these milestones was not considered probable as of December 31, 2019, such contingencies have not been recorded in our consolidated financial statements.
Recent Accounting Pronouncements
Please read Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk - Investment Portfolio. We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents, marketable debt securities, debt funds and derivative instruments related to our investment portfolio that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. As of December 31, 2019 and 2018, a hypothetical increase in interest rates of 50 basis points across the entire yield curve on our holdings would have resulted in an immaterial decrease to the fair value of our holdings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Alnylam Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alnylam Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regeneron Collaboration Determination of Standalone Selling Price
As described in Note 4 to the consolidated financial statements, the Company entered into a collaboration with Regeneron Pharmaceuticals, Inc. (the “Regeneron Collaboration”) in 2019. The Company’s obligations under the Regeneron Collaboration include: (i) a research license and research services, collectively referred to as the Research Services Obligation; (ii) a worldwide license to cemdisiran for combination therapies, and manufacturing and supply, and development service obligations, collectively referred to as the C5 License Obligation; and (iii) development, manufacturing and commercialization activities for cemdisiran monotherapies, referred to as the C5 Co-Co Obligation. The initial transaction price of $521.6 million was allocated to the obligations based on the relative estimated standalone selling prices of each obligation, over which management has applied significant judgment. Management developed the estimated standalone selling price for the licenses included in the Research Services Obligation and the C5 License Obligation primarily based on the probability-weighted present value of expected future cash flows associated with each license related to each specific program. In developing this estimate, management applied judgment in the determination of the forecasted revenues, taking into consideration the applicable market conditions and relevant entity-specific factors, the expected number of targets or indications expected to be pursued under each license, the probability of success, the time needed to develop a product candidate pursuant to the associated license and the discount rate. Management developed the estimated standalone selling price for the services and/or manufacturing and supply included in each of the obligations, as applicable, primarily based on the nature of the services to be performed and/or goods to be manufactured and estimates of the associated costs. The estimated standalone selling price of the C5 Co-Co Obligation was developed by estimating the present value of expected future cash flows that Regeneron is entitled to receive. In developing this estimate, management applied judgment in determining the indications that will be pursued, the forecasted revenues for such indications, the probability of success, and the discount rate.
The principal considerations for our determination that performing procedures relating to the Regeneron Collaboration determination of the standalone selling price is a critical audit matter are there was significant judgment by management in developing the estimates of standalone selling price, as the estimates are based on a number of assumptions, including the indications that will be pursued, the forecasted revenues for such indications, the probability of success, the discount rate, and estimates for manufacturing and supply costs. This in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures relating to the assumptions used by management in developing the estimates of standalone selling price. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of the standalone selling price, including controls over the review of the methods used to develop standalone selling price, and controls over development of the assumptions related to the methods, including expected future cash flows, discount rates, probability of success and costs estimates for manufacturing and supply costs. These procedures also included, among others, reading the contractual terms of the collaboration arrangement, understanding and testing management’s process for developing the standalone selling price, including evaluating the appropriateness of the method and the reasonableness of management’s assumptions relating to the indications that will be pursued, forecasted future revenues, probability of success, and estimates for manufacturing and supply costs, and testing the completeness, accuracy, and relevance of underlying data used. Evaluating management’s assumptions related to the future revenue included in the expected future cash flows, probability of success, and cost estimates for manufacturing and supply costs involved evaluating whether the assumptions used by management were reasonable considering the consistency with data from internal and external sources including market and industry data, and performance of the clinical programs since inception of the collaboration. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s methods for determining the standalone selling price and certain assumptions in those methods, including the discount rate.
/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 13, 2020
We have served as the Company’s auditor since 2003.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$547,178	$420,146
Marketable debt securities	975,017	662,803
Marketable equity securities	13,967	1,206
Accounts receivable, net	43,011	18,760
Inventory	56,348	24,068
Prepaid expenses and other current assets	80,343	73,713
Total current assets	1,715,864	1,200,696
Property, plant and equipment, net	425,179	320,658
Operating lease right-of-use assets	221,197	—
Restricted investments	14,825	44,825
Other assets	18,069	8,623
Total assets	$2,395,134	$1,574,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,884	$59,708
Accrued expenses	197,201	112,719
Operating lease liability	27,688	—
Deferred rent	—	3,571
Deferred revenue	77,821	3,496
Total current liabilities	352,594	179,494
Operating lease liability, net of current portion	276,135	—
Deferred rent, net of current portion	—	57,920
Deferred revenue, net of current portion	318,383	458
Long-term debt	—	30,000
Other liabilities	9,330	4,965
Total liabilities	956,442	272,837
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 250,000 and 125,000 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 112,188 shares issued and outstanding as of December 31, 2019; 101,177 shares issued and outstanding as of December 31, 2018	1,122	1,011
Additional paid-in capital	5,201,176	4,175,139
Accumulated other comprehensive loss	(36,518)	(33,213)
Accumulated deficit	(3,727,088)	(2,840,972)
Total stockholders’ equity	1,438,692	1,301,965
Total liabilities and stockholders’ equity	$2,395,134	$1,574,802
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Statements of Operations
Revenues:
Net product revenues	$166,537	$12,535	$—
Net revenues from collaborators	53,213	62,373	89,912
Total revenues	219,750	74,908	89,912
Operating costs and expenses:
Cost of goods sold	25,062	1,802	—
Research and development	655,114	505,420	390,635
Selling, general and administrative	479,005	382,359	199,365
Total operating costs and expenses	1,159,181	889,581	590,000
Loss from operations	(939,431)	(814,673)	(500,088)
Other income (expense):
Interest income	33,448	29,262	12,236
Other income (expense)	11,308	4,173	(3,022)
Change in fair value of liability obligation	9,422	—	—
Gain on litigation settlement	—	20,564	—
Total other income	54,178	53,999	9,214
Loss before income taxes	(885,253)	(760,674)	(490,874)
Provision for income taxes	(863)	(823)	—
Net loss	$(886,116)	$(761,497)	$(490,874)
Net loss per common share — basic and diluted	$(8.11)	$(7.57)	$(5.42)
Weighted-average common shares used to compute basic and diluted net loss per common share	109,264	100,590	90,554

Statements of Comprehensive Loss
Net loss	$(886,116)	$(761,497)	$(490,874)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on marketable securities	558	1,220	(2,886)
Foreign currency translations	(343)	—	—
Defined benefit pension plans	(3,520)	—	—
Reclassification adjustment for realized loss on marketable securities included in net loss	—	—	1,894
Comprehensive loss	$(889,421)	$(760,277)	$(491,866)
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2016	85,941	$859	$2,609,614	$(33,441)	$(1,656,811)	$920,221
Exercise of common stock options	1,842	19	80,527	—	—	80,546
Issuance of common stock under equity plans	115	1	3,159	—	—	3,160
Issuance of common stock under benefit plans	31	1	2,039	—	—	2,040
Issuance of common stock to Sanofi Genzyme	298	3	21,378	—	—	21,381
Issuance of common stock, net of offering costs	11,440	114	1,139,511	—	—	1,139,625
Stock-based compensation expense related to equity-classified awards	—	—	91,324	—	—	91,324
Other comprehensive loss, net of tax	—	—	—	(992)	—	(992)
Net loss	—	—	—	—	(490,874)	(490,874)
Balance as of December 31, 2017	99,667	997	3,947,552	(34,433)	(2,147,685)	1,766,431
Cumulative effect adjustment from the adoption of new revenue standard	—	—	—	—	68,210	68,210
Exercise of common stock options, net of tax withholdings	1,268	12	60,731	—	—	60,743
Issuance of common stock under equity plans	212	2	5,044	—	—	5,046
Issuance of common stock under benefit plans	30	—	3,170	—	—	3,170
Stock-based compensation expense related to equity-classified awards	—	—	158,642	—	—	158,642
Other comprehensive gain, net of tax	—	—	—	1,220	—	1,220
Net loss	—	—	—	—	(761,497)	(761,497)
Balance as of December 31, 2018	101,177	1,011	4,175,139	(33,213)	(2,840,972)	1,301,965
Exercise of common stock options, net of tax withholdings	1,374	15	63,484	—	—	63,499
Issuance of common stock under equity plans	132	1	7,908	—	—	7,909
Issuance of common stock under benefit plans	61	1	5,032	—	—	5,033
Issuance of common stock, net of offering costs	9,444	94	772,383	—	—	772,477
Stock-based compensation expense related to equity-classified awards	—	—	177,230	—	—	177,230
Other comprehensive loss, net of tax	—	—	—	(3,305)	—	(3,305)
Net loss	—	—	—	—	(886,116)	(886,116)
Balance as of December 31, 2019	112,188	$1,122	$5,201,176	$(36,518)	$(3,727,088)	$1,438,692
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(886,116)	$(761,497)	$(490,874)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Amortization and interest accretion related to operating leases	37,193	—	—
Depreciation and amortization	17,175	15,248	11,898
Stock-based compensation	174,841	157,752	92,819
Gain on litigation settlement	—	(10,000)	—
Fair value adjustments on marketable equity securities	(11,288)	(3,564)	1,894
Change in fair value of liability obligation	(9,422)	—	—
Other	(3,191)	(5,654)	4,379
Changes in operating assets and liabilities:
Proceeds from landlord lease incentive for tenant improvements	30,170	25,350	—
Accounts receivable, net	(24,238)	15,242	(10,668)
Inventory	(32,411)	(22,645)	—
Prepaid expenses and other assets	(22,042)	(35,067)	(20,711)
Accounts payable, accrued expenses and other	92,354	74,835	26,629
Operating lease liability	(33,703)	—	—
Deferred revenue	392,251	(12,616)	1,848
Net cash used in operating activities	(278,427)	(562,616)	(382,786)
Cash flows from investing activities:
Purchases of property, plant and equipment	(140,156)	(126,887)	(104,209)
Purchases of restricted investments	—	(14,825)	—
Proceeds from maturity of restricted investments	30,000	—	120,000
Purchases of marketable debt securities	(2,075,925)	(1,104,046)	(903,457)
Sales and maturities of marketable debt securities	1,775,404	1,518,703	597,305
Other	(7,000)	—	—
Net cash (used in) provided by investing activities	(417,677)	272,945	(290,361)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	71,284	65,470	83,885
Offering proceeds, net of costs	381,900	—	1,139,625
Proceeds from issuance of common stock to Sanofi Genzyme	—	—	21,381
Repayment of term loan	(30,000)	—	(120,000)
Proceeds from issuance of common stock to Regeneron	400,000	—	—
Net cash provided by financing activities	823,184	65,470	1,124,891
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(83)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	126,997	(224,201)	451,744
Cash, cash equivalents and restricted cash, beginning of period	422,631	646,832	195,088
Cash, cash equivalents and restricted cash, end of period	$549,628	$422,631	$646,832
Supplemental disclosure of cash flows:
Cash paid for interest	$172	$775	$2,430
Cash paid for income taxes	$2,566	$1,066	$114
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$14,876	$33,274	$8,176
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, we, our or us) commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on RNA interference, or RNAi. We are committed to the advancement of our company strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Since inception, we have focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic alliances with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic partners. We have devoted substantially all of our efforts to business planning, research, development, manufacturing and early commercial efforts, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital.
In August 2018, we received approval for ONPATTRO from the United States Food and Drug Administration, or FDA, and began commercializing and generating product revenues in the U.S. As of December 31, 2019, we have launched ONPATTRO in the U.S., Japan, Canada and in several countries in Europe. In November 2019, we received approval for GIVLAARI from the FDA and began commercializing and generating product revenues in the U.S. in December 2019. Regulatory filings in additional markets are pending or planned for 2020 and beyond for both commercial products.
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
Reclassification
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt and equity securities as of December 31, 2019, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to enable us to advance our long-term strategic goals for at least the next 12 months from the filing of this annual report on Form 10-K.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash, cash equivalents and marketable debt securities. As of December 31, 2019 and 2018, substantially all of our cash, cash equivalents and marketable debt securities were invested in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. Investments are restricted, in accordance with our investment policy, to a concentration limit per issuer.
During the years ended December 31, 2019 and 2018, our revenues were generated primarily from distributors for product sales and collaborations with strategic partners. For the years ended December 31, 2019 and 2018, our gross accounts receivable balance was comprised of payments primarily due from distributors for product sales and our strategic partners.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues for the periods indicated:

	Year Ended December 31, 2019
	2019	2018	2017
Distributor A	44%	13%	N/A
Sanofi Genzyme	*	58%	61%
Vir Biotechnology	*	16%	*
The Medicines Company	*	*	34%
__________________________________________
*Represents less than 10%
The following table summarizes customers with amounts due that represent 10% or greater of our consolidated gross accounts receivable balance, at the periods indicated:

	As of December 31, 2019
	2019	2018
Distributor A	28%	44%
Sanofi Genzyme	14%	29%
Vir Biotechnology	13%	*
Distributor B	10%	*
__________________________________________
*Represents less than 10%
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
Investments in Marketable Securities and Cash Equivalents
We invest our excess cash balances in marketable debt securities and classify our investments as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We report available-for-sale debt securities at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive (loss) income, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the marketable debt securities, we consider all available evidence to evaluate the extent to which the decline is “other than temporary,” including our intention to sell and, if so, mark the investment to market through a charge to our consolidated statements of operations and comprehensive loss. We did not record any impairment charges related to our marketable debt securities during the years ended December 31, 2019, 2018 or 2017. Our marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable debt securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are generally composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities, U.S. treasury securities and money market funds.
We measure marketable equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee), which have readily available prices, at fair value with changes in fair value recognized in other income (expense) on our consolidated statements of operations and comprehensive loss. We obtain fair value measurement data for our marketable debt securities from independent pricing services. We perform validation procedures to ensure the reasonableness of this data. This includes meeting with the independent pricing services to understand the methods and data sources used. For our marketable debt securities, we perform our own review of prices received from the independent pricing services by comparing these prices to other sources and for our marketable equity securities, we confirm those securities are trading in active markets. Prior to January 1, 2018, we recognized unrealized gains and losses on our marketable equity securities through accumulated other comprehensive income (loss) on our consolidated balance sheets.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
We record accounts receivable net of customer allowances for distribution services, prompt payment discounts and chargebacks based on contractual terms. As of December 31, 2019 and 2018, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances. We have standard payment terms that generally require payment within approximately 30 to 90 days. Accounts receivable, net on our consolidated balance sheets also includes billed and unbilled collaboration receivables.
Inventory
Inventory is measured at the lower of cost or estimated net realizable value. We use a standard cost basis, which approximates cost determined on a first-in, first-out basis. Inventory costs include all raw materials, direct conversion costs and overhead. Raw and intermediate materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used for research and development, it is expensed as research and development once that determination is made.
We capitalize inventory costs that are expected to be sold commercially once we determine it is probable that the inventory costs will be recovered through commercial sale based on the review of several factors, including (i) the likelihood that all required regulatory approvals will be received, considering any special filing status, (ii) the expected timing of validation (if not yet completed) of manufacturing processes in the associated facility, (iii) the expected expiration of the inventory, (iv) logistical or commercial constraints that may impede the timely distribution and sale of the product, including transport requirements and reimbursement status, (v) current market factors, including competitive landscape and pricing, (vi) threatened or anticipated litigation challenges, (vii) history of approvals of similar products or formulations and (viii) FDA (or other appropriate regulatory agencies) correspondence regarding the safety and efficacy of the product. Prior to the capitalization of inventory costs, we record such costs as research and development expenses on our consolidated statements of operations and comprehensive loss.
We reduce our inventory to net realizable value for potentially excess, dated or obsolete inventory based on our quarterly assessment of the recoverability of our capitalized inventory. We periodically review inventory levels to identify what may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and write-down such inventories as appropriate.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful life of the asset. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the lease term. Construction in progress reflects amounts incurred for construction or improvements of property, plant or equipment that have not been placed in service. Costs of construction of certain long-lived assets include capitalized interest, which is amortized over the estimated useful life of the related asset. The cost and accumulated depreciation of assets retired or sold are removed from the respective asset category, and any gain or loss is recognized in our consolidated statements of operations and comprehensive loss. During the years ended December 31, 2019, 2018 and 2017, we recorded $16.6 million, $12.8 million and $11.9 million, respectively, of depreciation expense related to our property, plant and equipment.
The estimated useful lives of property, plant and equipment are as follows:

Asset Category	Useful Life
Laboratory equipment	5
Computer equipment and software	3-10 years
Furniture and fixtures	5
Leasehold improvements	Shorter of asset life or lease term
Manufacturing Equipment	7-15 years
Buildings	40 years
Land	—
Construction in progress	—
Research and Development Accruals
We record accrued liabilities related to products we have received or services that we have incurred, specifically related to ongoing pre-clinical studies and clinical trials, for which service providers have not yet billed us, or when billing terms under these contracts do not coincide with the timing of when the work is performed, as of our period-end. These costs primarily relate to third-party clinical management costs, laboratory and analysis costs, toxicology studies and investigator fees. The

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assessment of these costs is a subjective process, requiring judgment based on our knowledge of the research and development programs, services performed for the period, experience with related activities and the expected duration of the third-party service contract, where applicable. Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements. Our historical accrual estimates have not been materially different from our actual costs.
Revenue Recognition
We recognize revenue when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable.
At contract inception, once the contract is determined to be within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. We then allocate the transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied. Our estimate of the transaction price for each contract includes all variable consideration to which we expect to be entitled.
Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. As of December 31, 2019 and 2018, we had not capitalized any costs to obtain any of our contracts.
Net Product Revenues
Our net product sales consist of sales of ONPATTRO and GIVLAARI and are recognized, net of variable consideration related to certain allowances and accruals, at the time the customer obtains control of our product. We use the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, or the most likely amount method, which is the single most likely amount in a range of possible considerations, to estimate variable consideration related to our product sales. We use the expected value method to estimate variable consideration for certain rebates, chargebacks, product returns, and other incentives and we use the most likely amount method for certain rebates and trade discounts and allowances.
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
Chargebacks: We estimate obligations resulting from contractual commitments with the government and other entities to sell products to qualified healthcare providers at prices lower than the list prices charged to the customer who directly purchases from us. The customer charges us for the difference between what it pays to us for the product and the selling price to the qualified healthcare providers.
Rebates: We are subject to discount obligations under government programs, including Medicaid in the U.S. and similar programs in certain other countries, including countries in which we are accruing for estimated rebates because final pricing has not yet been negotiated. We are also subject to potential rebates in connection with our value-based agreements with certain commercial payors. We record reserves for rebates in the same period the related product revenue is recognized, resulting in a reduction of product revenues and a current liability that is included in accrued expenses on our consolidated balance sheet. Our estimate for rebates is based on statutory discount rates, expected utilization or an estimated number of patients on treatment, as applicable.
Trade discounts and allowances: We provide customary invoice discounts on product sales to our customers for prompt payment and we pay fees for distribution services, such as fees for certain data that customers provide to us. We estimate our customers will earn these discounts and fees, and deduct these discounts and fees in full from gross product revenues and accounts receivable at the time we recognize the related revenues.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product returns: We offer customers product return rights if products are damaged, defective or expired, with “expired” defined as within three months pre- or post-expiry. We estimate the amount of product that will be returned using a probability-weighted estimate based on our sales history.
Other incentives: Other incentives include co-payment assistance we provide to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. We estimate the average co-payment assistance amounts for our products based on expected customer demographics and record any such amounts within accrued expenses on our consolidated balance sheet.
Revenues from Collaborators
We earn revenue in connection with collaboration agreements which allow our collaboration partners to utilize our technology platforms and develop product candidates. Our collaboration agreements are detailed in Note 4, Collaboration Agreements. For each collaboration partner, we discuss our revenue recognition, including our significant performance obligations under each agreement.
At contract inception, we assess whether the collaboration arrangements are within the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the arrangement are within the scope of ASC 808 and which elements are within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.
For elements of collaboration arrangements that are accounted for pursuant to ASC 606, we identify the performance obligations and allocate the total consideration we expect to receive on a relative standalone selling price basis to each performance obligation. Variable consideration such as performance-based milestones will be included in the total consideration if we expect to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Our estimate of the total consideration we expect to receive under each collaboration arrangement is updated for each reporting period, and any adjustments to revenue are recorded on a cumulative catch-up basis. We exclude sales-based royalty and milestone payments from the total consideration we expect to receive until the underlying sales occur because the license to our intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in our collaboration arrangements.
Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. We recognize revenue associated with each performance obligation as the control over the promised goods or services transfer to our collaboration partner which occurs either at a point in time or over time. If control transfers over time, revenue is recognized by using a method of measuring progress that best depicts the transfer of goods or services. We evaluate the measure of progress and related inputs each reporting period and any resulting adjustments to revenue are recorded on a cumulative catch-up basis.
Consideration received that does not meet the requirements to satisfy ASC 808 or ASC 606 revenue recognition criteria is recorded as deferred revenue in the accompanying consolidated balance sheets, classified as either short-term or long-term deferred revenue based on our best estimate of when, less than 12 months (short-term) or more than 12 months (long-term), such revenue will be recognized.
Cost of Goods Sold
Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenues during the respective period (including salary-related and stock-based compensation expenses for employees involved with production and distribution, freight and indirect overhead costs), third-party royalties payable on our net product revenues and amortization of intangible assets associated with the sale of our products. Cost of goods sold may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.
Income Taxes
Uncertain tax positions, for which management's assessment is that there is a more than 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subject to certain recognition and measurement criteria. The nature of the uncertain tax positions is often very complex and subject to change, and the amounts at issue can be substantial. We develop our cumulative probability assessment of the measurement of uncertain tax positions using internal experience, judgment and assistance from professional advisors. We re-evaluate these uncertain tax positions on a

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
quarterly basis based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, and effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.
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
As of December 31, 2019, we have recorded no interest and penalty expense related to uncertain tax positions.
Research and Development Expenses
We record research and development expenses as incurred. Included in research and development expenses are wages, stock-based compensation expenses, benefits and other operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, costs related to our collaboration arrangements, and overhead directly related to our research and development operations, as well as costs to acquire technology licenses.
We have entered into several license agreements for rights to utilize certain technologies. The terms of the licenses may provide for upfront payments, annual maintenance payments, milestone payments based upon certain specified events being achieved and royalties on product sales. We charge costs to acquire and maintain licensed technology that has not reached technological feasibility and does not have alternative future use to research and development expense as incurred. During the years ended December 31, 2019, 2018 and 2017, we charged to research and development expense costs associated with license fees of $37.0 million, $8.0 million and $7.7 million, respectively.
Stock-Based Compensation
We recognize stock-based compensation expense for grants under our stock incentive plans and employee stock purchase plan, as well as inducement stock grants outside of our stock incentive plans. We account for all stock-based awards granted to employees at their fair value and generally recognize compensation expense over the vesting period of the award. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. We calculate the grant date fair values of stock options using the Black-Scholes valuation model, which requires the input of subjective assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. The fair value of restricted stock awards granted to employees is based upon the quoted closing market price per share on the date of grant.
We have performance conditions included in certain of our stock option and restricted stock awards that are based upon the achievement of pre-specified clinical development, regulatory and/or commercial events. As the outcome of each event has inherent risk and uncertainties, and a positive outcome may not be known until the event is achieved, we begin to recognize the value of the performance-based stock option and restricted stock awards when we determine the achievement of each performance condition is deemed probable, a determination which requires significant judgment by management. At the probable date, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period.
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in stockholders’ equity that are excluded from net loss. We include foreign currency translation adjustments in other comprehensive loss if the functional currency is not the U.S. dollar. We include unrealized gains and losses on certain marketable securities in other comprehensive loss, including changes in the value of our marketable debt securities. We include certain changes in the fair value of the plan assets and projected benefit obligation attributed to our defined benefit pension plan in other comprehensive loss.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive, in thousands:

	As of December 31,
	2019	2018	2017
Options to purchase common stock	13,069	12,573	11,239
Unvested restricted common stock	749	36	149
Total	13,818	12,609	11,388
Segment Information
We operate in a single reporting segment, the discovery, development and commercialization of RNAi therapeutics. Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. As of December 31, 2019 and 2018, substantially all of our consolidated property, plant and equipment, net was from U.S. operations. For the years ended December 31, 2019, 2018 and 2017, net revenues from collaborators were attributed to the U.S. Please read Note 3 for information regarding our net product sales by geography.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued a new leasing standard, ASC 842, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the consolidated balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new standard on January 1, 2019, using a modified retrospective basis and did not restate comparative periods. In addition, we did not elect the package of practical expedients permitted under the transition guidance that permits companies to carry forward prior conclusions related to (1) whether any expired or existing contracts are, or contain, leases, (2) the lease classification for expired or existing leases, and (3) initial direct costs for existing leases. All our leases have been classified as operating leases under the new leasing standard. We elected to combine lease and non-lease components for our facility leases and to keep leases with an initial term of 12 months or less off the consolidated balance sheets and recognize the associated lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Please read Note 8 for additional disclosures related to accounting for leases under this new standard.
The adoption of ASC 842 had a material impact on our consolidated balance sheet as the standard requires us to measure and recognize a right of use asset and lease liability. As most leases do not provide an implicit rate, our incremental borrowing rate was determined based on the information available at the date of adoption to measure our lease liability. Costs determined to be variable and not based on an index or rate were not included in the measurement of the lease liability. We recognized approximately $290.0 million of operating lease liabilities and approximately $230.0 million of operating lease right-of-use assets on our consolidated balance sheet as of January 1, 2019. The adoption of the standard did not have a material impact on our consolidated statement of operations and comprehensive loss and there was no impact to cash from or used in operating, financing or investing activities on our consolidated statement of cash flows.
In May 2014, the FASB issued new accounting guidance related to revenue recognition (ASC 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition accounting guidance and requires increased disclosures. The new accounting guidance defines a five-step approach that requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. We adopted ASC 606 in the first quarter of 2018 using the modified retrospective method to all contracts that were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the new revenue accounting guidance as an adjustment to opening retained earnings. Prior period results have not been restated and continue to be reported in accordance with the accounting guidance in effect for those periods.
There was no impact to cash from or used in operating, financing or investing activities on our consolidated statement of cash flows as a result of the adoption of the new revenue standard.
The following table summarizes the cumulative effect to our consolidated balance sheet upon the adoption of the new revenue standard on January 1, 2018, in thousands:

Consolidated Balance Sheet	Balance as of December 31, 2017	Adjustments	Balance as of January 1, 2018
Deferred revenue, current portion	$41,705	$(34,463)	$7,242
Deferred revenue, net of current portion	$43,075	$(33,747)	$9,328
Accumulated deficit	$(2,147,685)	$68,210	$(2,079,475)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In accordance with the new revenue standard requirements, the following tables summarize the impact of adoption on our consolidated balance sheet and consolidated statement of operations and comprehensive loss, in thousands:

	At December 31, 2018
Consolidated Balance Sheet	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Deferred revenue, current portion	$3,496	$3,496	$—
Deferred revenue, net of current portion	$458	$18,451	$(17,993)
Accumulated deficit	$(2,840,972)	$(2,859,049)	$(18,077)

	Year Ended December 31, 2018
Consolidated Statement of Operations and Comprehensive Loss	As Reported	Balances Without Adoption of New Revenue Standard	Effect of Change Higher/(Lower)
Net revenues from collaborators	$62,373	$112,506	$(50,133)
Net loss	$(761,497)	$(711,364)	$50,133
Net loss per common share - basic and diluted	$(7.57)	$(7.07)	$0.50
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
Recently Issued Accounting Pronouncements, Not Yet Adopted
In June 2016, the FASB issued new accounting guidance which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard became effective for us on January 1, 2020. We currently do not expect this guidance to have a significant impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued amendments to accounting guidance that eliminate, add and modify certain disclosure requirements on fair value measurements. The new standard became effective for us on January 1, 2020. We currently do not expect this guidance to have a significant impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued new accounting guidance to clarify the accounting for implementation costs in cloud computing arrangements (hosting arrangements). The new standard requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The new standard became effective for us on January 1, 2020. We currently do not expect this guidance to have a significant impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued amendments to accounting guidance to modify the disclosure requirements for employers that sponsor a defined benefit pension plan. The amendments become effective for our fiscal year, on a retrospective basis, beginning January 1, 2021, however early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact this guidance could have on our consolidated financial statements and related disclosures.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2018, the FASB issued new accounting guidance to clarify the interaction between the accounting guidance for collaborative arrangements and revenue from contracts with customers. The new standard became effective for us on January 1, 2020 using a retrospective transition method. We currently do not expect this guidance to have a significant impact on our consolidated financial statements and related disclosures.
In December 2019, the FASB issued amendments to accounting guidance that simplifies the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. The amendments become effective for our fiscal year, including interim periods, beginning January 1, 2021, however early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact this guidance could have on our consolidated financial statements and related disclosures.
Subsequent Events
We did not have any material recognized or unrecognized subsequent events.
3. NET PRODUCT REVENUES
Net product revenues by geography consist of the following, in thousands:

	Years Ended December 31,
	2019	2018	2017
United States	$116,452	$8,589	$—
Rest of world	50,085	3,946	—
Total net product revenues	$166,537	$12,535	$—
As of December 31, 2019 and 2018, net product revenue-related receivables of $28.1 million and $13.1 million, respectively, were included in “Accounts receivable, net.”
The following table summarizes balances and activity in each product revenue allowance and reserve category during the years ended December 31, 2019 and 2018, in thousands:

	As of December 31, 2019
	Chargebacks and Rebates	Trade Discounts and Allowances	Returns Reserve and Other Incentives	Total
Beginning balance	$3,441	$218	$321	$3,980
Provision related to current period sales	44,371	3,227	5,108	52,706
Credit or payments made during the period for current year sales	(15,216)	(2,817)	(3,231)	(21,264)
Credit or payments made during the period for prior year sales	(109)	(218)	(220)	(547)
Total	$32,487	$410	$1,978	$34,875

	As of December 31, 2018
	Chargebacks and Rebates	Trade Discounts and Allowances	Returns Reserve and Other Incentives	Total
Beginning balance	$—	$—	$—	$—
Provision related to current period sales	4,081	292	657	5,030
Credit or payments made during the period for current year sales	(640)	(74)	(336)	(1,050)
Total	$3,441	$218	$321	$3,980

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. COLLABORATION AGREEMENTS
The following table summarizes our total consolidated net revenues from collaborators, in thousands:

	Year Ended December 31,
Description	2019	2018	2017 (1)
Regeneron Pharmaceuticals	$26,075	$—	$—
Vir Biotechnology	12,809	12,778	1,464
Sanofi Genzyme	10,976	46,000	54,625
The Medicines Company	2,315	2,789	30,217
Other	1,038	806	3,606
Total net revenues from collaborators	$53,213	$62,373	$89,912
(1) As described in Note 2 above, prior period amounts have not been adjusted under the modified retrospective method.
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements, in thousands:

	As of December 31,
	2019	2018
Receivables included in "Accounts receivable, net"	$14,929	$5,625
Contract liabilities included in "Deferred revenue"	153,117	3,954
The following table presents revenue recognized as a result of changes in contract liability related to our collaboration agreements, in thousands:

Included in Deferred Revenue
Contract liability as of January 1, 2018	$16,570
Consideration earned, not yet recognized as revenue	3,954
Revenue recognized on contract liability as of January 1, 2018	(16,570)
Contract liability as of December 31, 2018	3,954
Consideration earned, not yet recognized as revenue	153,117
Revenue recognized on contract liability as of December 31, 2018	(3,954)
Contract liability as of December 31, 2019	$153,117
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
The following table provides the research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements by collaboration partner, in thousands:

	Year Ended
	2019			2018			2017
	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron	$2,793	$344	$21,779	$—	$—	$—	$—	$—	$—
Sanofi	11,505	334	2,017	36,600	5,340	1,279	174,901	4,475	5,327
Vir	10,353	381	4,745	7,272	8,251	548	1,134	926	—
MDCO	2,025	—	696	1,664	2	203	5,421	—	106
Ionis	—	—	—	—	2,150	1,097	—	3,250	—
Total	$26,676	$1,059	$29,237	$45,536	$15,743	$3,127	$181,456	$8,651	$5,433
The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for (i) clinical and manufacturing expenses, (ii) external services including consulting services and lab supplies and services, and

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties for which we recognize net revenue from collaborations. As part of our revenue recognition policy adopted January 1, 2018, the costs in the above table are considered an input in our determination of transaction price when they relate to consideration received for the delivery of goods or services. For the years ended December 31, 2019, 2018 and 2017, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
Product Alliances
Regeneron Collaboration
On April 8, 2019, we entered into a global, strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement, which became effective on May 21, 2019, or the Effective Date. Upon closing of the Stock Purchase Agreement dated April 8, 2019, referred to as the Regeneron SPA, we issued 4,444,445 shares of common stock to Regeneron for aggregate cash consideration of $400.0 million, or $90.00 per share. Please read Note 10 for a full discussion regarding the Regeneron SPA. In connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a binding co-co collaboration term sheet covering the continued development of cemdisiran, our C5 small interfering RNA, or siRNA, currently in Phase 2 development for C5 complement-mediated diseases, as a monotherapy and (ii) a binding license term sheet to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab (REGN3918), currently in Phase 1 development, and cemdisiran. The C5 co-co collaboration and license agreements were executed in August 2019.
Under the terms of the Regeneron Collaboration, we are working exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial five-year research period, which we refer to as the Initial Research Term. Regeneron has an option to extend the Initial Research Term (referred to as the Research Term Extension Period, and together with the Initial Research Term, the Research Term) for up to an additional two years, for a research term extension fee of up to $400.0 million. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver, including our previously-announced collaboration with Regeneron to identify RNAi therapeutics for the chronic liver disease nonalcoholic steatohepatitis. We retain broad global rights to all of our other unpartnered liver-directed clinical and pre-clinical pipeline programs. The Regeneron Collaboration is governed by a joint steering committee that is comprised of an equal number of representatives from each party.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Regeneron under the Regeneron Master Agreement, the C5 license agreement, or any future license agreement, or under any co-co collaboration agreement in the event we exercise our opt-out right.
Our obligations under the Regeneron Collaboration include: (i) a research license and research services, collectively referred to as the Research Services Obligation; (ii) a worldwide license to cemdisiran for combination therapies, and manufacturing and supply and development service obligations, collectively referred to as the C5 License Obligation; and (iii) development, manufacturing and commercialization activities for cemdisiran monotherapies, referred to as the C5 Co-Co Obligation.
The research license is not distinct from the research services primarily as a result of Regeneron being unable to benefit on its own or with other resources reasonably available, as the license is providing access to specialized expertise, particularly as it relates to RNAi technology that is not available in the marketplace. Similarly, the worldwide license to cemdisiran for combination therapies is not distinct from the manufacturing and supply and development service obligations, as Regeneron cannot benefit on its own from the value of the license without receipt of supply.
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
The total transaction price is comprised of the $400.0 million upfront payment and additional variable consideration related to research, development, manufacturing and supply activities related to the Research Services Obligation and the C5 License Obligation. We utilized the expected value method to determine the amount of reimbursement for these activities. We determined that any variable consideration related to sales-based royalties and milestones related to the worldwide license to cemdisiran for combination therapies is deemed to be constrained and therefore has been excluded from the transaction price. In addition, we are eligible to receive future milestones upon the achievement of certain criteria during early clinical development for the eye and CNS programs. We are also eligible to receive royalties on future commercial sales for certain eye, CNS or liver targets, if any; however, these amounts are excluded from variable consideration under the Regeneron Collaboration as we are only eligible to receive such amounts if, after a drug candidate is identified, the form of license agreement is subsequently executed resulting in a license that is granted to Regeneron. Any such subsequently granted license would represent a separate transaction under ASC 606.
We allocated the initial transaction price to each unit of account based on the applicable accounting guidance as follows, in thousands:

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Obligations	Standalone Selling Price	Transaction Price Allocated	Accounting Guidance
Research Services Obligation	$130,700	$183,100	ASC 606
C5 License Obligation	97,600	92,500	ASC 606
C5 Co-Co Obligation	364,600	246,000	ASC 808
		$521,600

The transaction price was allocated to the obligations based on the relative estimated standalone selling prices of each obligation, over which management has applied significant judgment. We developed the estimated standalone selling price for the licenses included in the Research Services Obligation and the C5 License Obligation primarily based on the probability-weighted present value of expected future cash flows associated with each license related to each specific program. In developing such estimate, we applied judgment in the determination of the forecasted revenues, taking into consideration the applicable market conditions and relevant entity-specific factors, the expected number of targets or indications expected to be pursued under each license, the probability of success, the time needed to develop a product candidate pursuant to the associated license and the discount rate. We developed the estimated standalone selling price for the services and/or manufacturing and supply included in each of the obligations, as applicable, primarily based on the nature of the services to be performed and/or goods to be manufactured and estimates of the associated costs. The estimated standalone selling price of the C5 Co-Co Obligation was developed by estimating the present value of expected future cash flows that Regeneron is entitled to receive. In developing such estimate, we applied judgment in determining the indications that will be pursued, the forecasted revenues for such indications, the probability of success and the discount rate.
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and during the period from the execution of the Regeneron Master Agreement through December 31, 2019, the transaction price increased $33.5 million from $521.6 million upon execution of the Regeneron Master Agreement to $555.1 million as of December 31, 2019, resulting from additional variable consideration we expect to receive. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation and future cost reimbursements, is accounted for as collaboration revenue.
The following table provides a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

		Revenue Recognized During	Deferred Revenue
Performance Obligations	Transaction Price Allocated	Year Ended December 31, 2019	As of December 31, 2019	Accounting Guidance
Research Services Obligation	$200,600	$21,000	$84,800	ASC 606
C5 License Obligation	108,500	—	65,800	ASC 606
C5 Co-Co Obligation	246,000	2,900	243,000	ASC 808
Total	$555,100	$23,900	$393,600

As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied was $288.1 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the consolidated balance sheets based on the period the revenue is expected to be recognized.
Sanofi Genzyme Collaboration
2014 Sanofi Genzyme Collaboration, as amended in January 2018 and further amended in April 2019
In January 2014, we entered into the 2014 Sanofi Genzyme collaboration. The 2014 Sanofi Genzyme collaboration superseded and replaced the 2012 Sanofi Genzyme agreement and was amended in January 2018, at which time we also entered into an Exclusive License Agreement, referred to as the Exclusive TTR License, as well as the ALN-AT3 Global License

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Terms, referred to as the AT3 License Terms, as described below. The 2014 Sanofi Genzyme collaboration and the AT3 License Terms were further amended in April 2019.
Under the 2014 Sanofi Genzyme collaboration, certain of Sanofi Genzyme’s specific license rights and the programs which Sanofi Genzyme opted into prior to the 2018 amendment included the following:
•Upon the effective date of the 2014 Sanofi Genzyme collaboration, Sanofi Genzyme opted into a broader regional license and collaboration for patisiran, which was originally established under the 2012 Sanofi Genzyme agreement, and a co-development/co-commercialization license for revusiran. As part of our TTR program, we are also developing vutrisiran. Sanofi Genzyme had a right to elect a co-development/co-commercialization license for vutrisiran.
•In September 2015, Sanofi Genzyme elected to opt into our fitusiran clinical development program for the treatment of hemophilia under the regional license terms. Cost-sharing for the fitusiran program began in January 2016 under the regional license terms. Sanofi Genzyme also had the right to elect to co-develop and co-commercialize fitusiran in the U.S., Canada and Western Europe, referred to as the Alnylam Territory, pursuant to the co-development/co-commercialization license terms. Upon opt-in, we retained product rights in the Alnylam Territory, while Sanofi Genzyme obtained exclusive rights to develop and commercialize fitusiran in the rest of the world, referred to as the Sanofi Genzyme Territory, and to co-commercialize the product in the Alnylam Territory. In November 2016, Sanofi Genzyme exercised that right and elected to co-develop and co-commercialize fitusiran in the Alnylam Territory. Development costs for co-development/co-commercialization products, once Sanofi Genzyme exercised an option, were shared between Sanofi Genzyme and us, with Sanofi Genzyme responsible for 50% of the global development costs. In connection with the exercise of its co-development/co-commercialization rights for fitusiran, Sanofi Genzyme paid us approximately $6.0 million in January 2017 for its incremental share of co-development costs incurred from January 2016 through September 2016. Sanofi Genzyme was required to make certain milestone payments for fitusiran, and in December 2014, we earned a development milestone payment of $25.0 million based upon the initiation of the first global Phase 3 clinical trial for revusiran. Sanofi Genzyme was also obligated to pay us a milestone of $25.0 million upon the dosing of the first patient in our ATLAS Phase 3 program for fitusiran. In addition, Sanofi Genzyme was required to pay tiered double-digit royalties up to 20% for each co-development/co-commercialization product based on annual net sales, if any, in the Sanofi Genzyme Territory for such product by Sanofi Genzyme, its affiliates and sublicensees. The parties were to share profits equally and we expected to book product sales in the Alnylam Territory.
•During 2016, Sanofi Genzyme elected not to opt into the development and commercialization of givosiran or cemdisiran in the Sanofi Genzyme Territory.
Sanofi Genzyme’s rights with respect to patisiran and fitusiran were modified in connection with the 2018 amendment, the Exclusive TTR License and the AT3 License Terms, as described below. At such time, Sanofi Genzyme had the right to opt into our future rare genetic disease programs for development and commercialization in the Sanofi Genzyme Territory under the regional license terms.
In connection with the 2018 amendment, the Exclusive TTR License and the AT3 License Terms, we and Sanofi Genzyme agreed to terminate the co-development and co-commercialization rights related to revusiran, vutrisiran and fitusiran under the 2014 Sanofi Genzyme collaboration, and further agreed that no future rights would be granted to Sanofi Genzyme for co-development and co-commercialization under the 2014 Sanofi Genzyme collaboration, as amended by the 2018 amendment. During the first quarter of 2018, Sanofi Genzyme elected not to exercise its global option for our lumasiran program.
In April 2019, we and Sanofi Genzyme further amended the 2014 Sanofi Genzyme collaboration, which we refer to as the Collaboration Amendment. Under the Collaboration Amendment, we and Sanofi Genzyme agreed to conclude the research and option phase under our collaboration agreement. In connection and simultaneously with entering into the Collaboration Amendment, we and Sanofi Genzyme also entered into the Amended and Restated ALN-AT3 Global License Terms, with respect to ALN-AT3 (fitusiran) and certain back-up products, which we refer to as the A&R AT3 License Terms. The A&R AT3 License Terms amend and restate the original AT3 License Terms to modify certain of the business terms. The material collaboration terms for fitusiran continued unchanged. Such terms are described below.
Exclusive TTR License and A&R AT3 License Terms
As noted above, the 2018 amendment, together with the Exclusive TTR License and the original AT3 License Terms, revised the terms and conditions of the 2014 Sanofi Genzyme collaboration to (i) provide us the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO, vutrisiran and any back-up products, (ii) provide Sanofi Genzyme the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products and (iii) terminate the previous co-development and co-commercialization rights related to revusiran, vutrisiran and fitusiran under the 2014 Sanofi Genzyme collaboration. As a result, we are funding all development and commercialization costs for ONPATTRO and vutrisiran. We also funded development and commercialization costs for

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fitusiran through the transition period, up to a cap of $50.0 million, after which Sanofi Genzyme became responsible for funding all development and commercialization costs for fitusiran. We completed the transition period relating to the transition of the fitusiran program to Sanofi Genzyme in 2018. Each party was responsible for its costs associated with the transfer of the respective program to the other party.
Under the 2018 amendment and the Exclusive TTR License, Sanofi Genzyme is eligible to receive (i) royalties up to 25%, increasing over time, based on annual net sales of ONPATTRO in territories excluding the U.S., Canada and Western Europe, provided royalties on annual net sales of ONPATTRO in Japan will be 25% beginning as of the effective date of the Exclusive TTR License, (ii) tiered royalties of 15% to 30% based on global annual net sales of vutrisiran (consistent with the royalties due to us from Sanofi Genzyme on fitusiran), and (iii) tiered royalties of up to 15% based on global annual net sales of any back-up products, in each case by us, our affiliates and our sublicensees. The Collaboration Amendment entered into in April 2019 made no changes to the terms described in clauses (i)-(iii) above, which remain in full force and effect. Except as described below, there are no additional milestones due to either party with respect to ONPATTRO, vutrisiran or fitusiran.
In consideration for the rights granted to Sanofi Genzyme under the 2018 amendment and the original AT3 License Terms, Sanofi Genzyme was required to make one milestone payment of $50.0 million following the dosing of the first patient in the ATLAS Phase 3 program for fitusiran. This milestone was achieved in the first quarter of 2018. In addition, under the A&R AT3 License Terms, we are eligible to receive tiered royalties of 15% to 30% based on global annual net sales of fitusiran and up to 15% based on global annual net sales of any back-up products controlled by Sanofi Genzyme, in each case by Sanofi Genzyme, its affiliates and its sublicensees. We intend to continue to work with Sanofi Genzyme to ensure continuity for the supply of fitusiran for ongoing clinical studies, and, at Sanofi Genzyme’s request, commercial sales. Sanofi Genzyme also has the right to manufacture fitusiran.
Under the A&R AT3 License Terms, we agreed to advance, at our cost, a selected investigational asset in an undisclosed rare genetic disease through the end of Investigational New Drug-enabling studies. Following completion of such studies, we will transition, at our cost, such asset to Sanofi Genzyme. Thereafter, Sanofi Genzyme will fund all potential future development and commercialization costs for such asset. If this asset is developed and approved, we will be eligible to receive tiered double-digit royalties on global net sales.
Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any royalty payments under the A&R AT3 License Terms.
The 2014 Sanofi Genzyme collaboration, as amended, will continue to be governed by an alliance joint steering committee that is comprised of an equal number of representatives from each party. Additional committees oversee certain matters that may arise under the Exclusive TTR License and the A&R AT3 License Terms.
The original master agreement (including the license terms appended thereto), as well as the Exclusive TTR License and the A&R AT3 License Terms, contain certain termination provisions, including for material breach by the other party. In addition, we have the right to terminate the Exclusive TTR License without cause with respect to any or all licensed products at any time upon six months’ prior written notice and Sanofi Genzyme has the right to terminate the A&R AT3 License Terms without cause with respect to any particular licensed product at any time upon six months’ prior written notice.
The term of the Exclusive TTR License expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term to expire under the agreement, where a royalty term is defined as the latest to occur of (a) expiration of the last valid claim of patent rights covering a licensed product; (b) the expiration of Regulatory Exclusivity for a licensed product, as defined in the Exclusive TTR License; or (c) the twelfth anniversary of the first commercial sale of the licensed product in such country. The term of the A&R AT3 License Terms expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term to expire under the agreement, where a royalty term is defined as the latest to occur of (x) the expiration of the last valid claim of patent rights covering a licensed product; (y) the expiration of Regulatory Exclusivity for a licensed product, as defined in the A&R AT3 License Terms; or (z) the twelfth anniversary of the first commercial sale of the licensed product in such country.
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
We concluded that Sanofi Genzyme meets the definition of a customer as we were delivering intellectual property and know-how rights as well as research and development activities for the TTR programs and fitusiran programs in support of

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
territories in which we are not jointly sharing the risks and rewards. We concluded that the accounting for the original 2014 Sanofi Genzyme collaboration, and the collaboration, as amended in 2018, should be assessed as separate contracts for (i) the patisiran and revusiran (TTR) programs, upon the initiation of the 2014 Sanofi Genzyme collaboration, and (ii) the subsequent opt-in by Sanofi Genzyme for the fitusiran program. In addition, we determined that the Sanofi Genzyme collaboration met the requirements to be accounted for as a contract, including that it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that will be delivered to Sanofi Genzyme. We identified contract promises or deliverables for licenses to our intellectual property and know-how rights, associated development activities, joint steering committee participation and information exchange. We determined that, pursuant to the new revenue standard (and consistent with our accounting prior to the adoption of the new revenue standard), the performance obligations were not separately identifiable and were not distinct (and did not have standalone value) due to the specialized nature of the services to be provided by us and the dependent relationship between the performance obligations. Given this fact pattern, we concluded each of the TTR and fitusiran contracts have a single identified or combined performance obligation.
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
We allocated the transaction price to the combined performance obligation. We have determined that this combined performance obligation was satisfied over time based on our performance that is creating or enhancing an asset that Sanofi Genzyme controls. In this instance, Sanofi Genzyme received control over the asset, or the licensed intellectual property, and know-how, at the time the contract was executed since the licensed intellectual property and know-how meet the definition of functional intellectual property per the new revenue standard, which defines functional intellectual property as intellectual property that derives a substantial portion of its utility from its standalone functionality rather than the entity’s ongoing activities (thus, once the asset is fully developed, our ongoing involvement is not required for the licensee to derive value). The other promises included in the performance obligation, however, are enhancing the controlled asset, and thus the combined performance obligation is being satisfied over time.
The new revenue standard requires a single method of measuring performance for each performance obligation satisfied over time. Since we do not have a reliable method of estimating progress based upon its outputs, it was determined that the most reliable method of estimating progress would be using a cost-to-cost input method. We have determined that our completion of certain clinical and regulatory development tasks is relevant and directly related to our progress in completing the combined performance obligation. As such, we measured our progress upon adoption and will continue to measure our progress during each reporting period based upon the amount of development costs incurred divided by the total amount of development costs expected to be incurred over the course of the agreement. We exclude costs that are not related to our completion of this performance obligation, such as the completion of tasks (and incurring of costs) associated with the marketing and commercialization of the drug. We estimated our internal costs during the last three years, excluding non-reimbursable costs that were not deemed to directly relate to the delivery of the development services to Sanofi Genzyme. Historically, we have been unable to reliably measure our performance based upon our lack of historical experience in completing the development of a drug candidate and have, as a result, defaulted to straight-line attribution for many of our licensing agreements. At the time of adoption of the new revenue standard, however, we had completed a substantial portion of our development obligations and determined we had sufficient information to estimate the remaining development costs for the fitusiran program and sufficient experience to reasonably estimate our development costs, the effect of which comprises the majority of the adjustment to retained earnings as a result of initially applying the new revenue accounting guidance.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We determined that the 2018 amendment, together with the Exclusive TTR License and the original AT3 License Terms, referred to as the 2018 restructured agreement, were included in the scope of the modification provisions of the new revenue standard. We had identified that the agreement for the TTR programs under the 2014 Sanofi Genzyme collaboration should be accounted for separately from any subsequent option exercises, including with respect to fitusiran. Therefore, we concluded it was appropriate to account for the 2018 restructured agreement as two separate modifications to the 2014 Sanofi Genzyme collaboration: one related to the TTR programs and one related to the fitusiran program. Our conclusions related to scoping under the prior revenue standard were consistent with the new revenue standard.
As noted above, the 2018 amendment, together with the Exclusive TTR License, provided us with the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO. We are responsible for all development and commercialization costs for ONPATTRO and vutrisiran. As of the 2018 restructured agreement, we are no longer required to complete the delivery of any of the performance obligations under the agreement related to the TTR programs. As a result, the transaction price prior to the 2018 amendment has been reduced as we are no longer entitled to cost-share reimbursements or any of the previously constrained consideration, such as milestones and royalties. Since the 2018 amendment affected the transaction price but did not add any incremental and distinct performance obligations, we concluded this amendment should be accounted for as a change to the existing agreement and recorded the revenue on a cumulative catch-up basis. At the time of the 2018 amendment, we had $2.9 million in revenue deferred as a contract liability on our consolidated balance sheet related to this contract for TTR programs, all of which we recognized in the first quarter of 2018 under a cost-to-cost input model as we no longer expected to incur costs associated with the delivery of goods or services. If we had not adopted the new revenue standard, at the time of the 2018 restructured agreement, we would have had $25.8 million of deferred revenue on our consolidated balance sheet that would have been recognized in full upon the date of the 2018 restructured agreement as we would have similarly concluded there were no ongoing deliverables under the 2018 restructured agreement related to the TTR programs. We expect to record future royalties payable to Sanofi Genzyme with respect to any sales of ONPATTRO within cost of goods sold on our consolidated statements of operations and comprehensive loss as Sanofi Genzyme is no longer considered our customer after the 2018 restructured agreement for sales of all TTR products, including ONPATTRO, and as such, these royalty payments are outside of the scope of the new revenue standard, including with respect to principal versus agent guidance.
The 2018 amendment, together with the original AT3 License Terms, as noted above, provided Sanofi Genzyme the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products and terminated the previous co-development and co-commercialization rights related to fitusiran under the 2014 Sanofi Genzyme collaboration. The 2018 restructured agreement provided a broader license that permits global development, manufacturing and commercialization, and we were required to facilitate the transfer of all ongoing activities, contracts, intellectual property, know-how and other materials and information related to fitusiran to Sanofi Genzyme.
In connection with the 2018 restructured agreement for fitusiran, we funded development and commercialization costs for fitusiran through the transition period, which was completed in 2018, up to a limit of $50.0 million. The only milestone under the 2018 restructured agreement, which was achieved in the first quarter of 2018, was considered variable consideration for the license and transition services related to the fitusiran program. We agreed to reimburse Sanofi Genzyme for certain transition activities that are reflected as a reduction in the transaction price. As a result, the transaction price was reduced as we are no longer entitled to cost-share reimbursements or any of the previously constrained consideration, such as milestones and royalties.
We concluded that the modification that resulted from the 2018 restructured agreement related to fitusiran would be treated as a termination and replacement of the 2014 Sanofi Genzyme collaboration and accounted for prospectively as the remaining license and transition services are considered distinct from that under the agreement prior to this modification. However, the incremental consideration under the 2018 restructured agreement does not directly reflect the standalone selling price of the incremental performance obligation. Therefore, we concluded the 2018 restructured agreement for fitusiran should be accounted for on a prospective basis. At the time of the 2018 amendment, we had $0.6 million in revenue deferred as a contract liability on our consolidated balance sheet related to the 2014 Sanofi Genzyme collaboration for the fitusiran program. The transaction price of the 2018 restructured agreement for fitusiran was $37.6 million, primarily related to the $50.0 million milestone that was achieved in the first quarter of 2018, offset by consideration paid to Sanofi Genzyme for its transition activities that were accounted for as a reduction of the transaction price. Consistent with our accounting prior to this 2018 modification, we applied the sales-based royalty under the new revenue standard to exclude from the transaction price the royalties earned on Sanofi Genzyme’s sales of fitusiran as determined in the context of all the performance obligations, including those delivered prior to the 2018 modification, that the value of the broader license will continue to represent a substantial portion of the value provided to Sanofi Genzyme; and therefore the license to the intellectual property is the predominant item to which the royalty relates.
We recognized the transaction price of the 2018 restructured agreement related to fitusiran under a separate cost-to-cost input model as we performed transition services over the transition period, which was completed in 2018. We measured our performance based on a percentage of our costs expected to be incurred in connection with the transition. During the transition,

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
we incurred a total cost of $38.0 million. During the year ended December 31, 2018, under a cost-to-cost input model, we recognized revenues of $37.6 million related to the 2018 restructured agreement for fitusiran. If we had not adopted the new revenue standard, at the time of the 2018 restructured agreement, we would have had $23.4 million of deferred revenue on our consolidated balance sheet related to the Sanofi Genzyme agreements, that would have represented an incremental $22.8 million to the transaction price. Similar to under the new revenue standard, we consider the 2018 restructured agreement related to fitusiran to include a combined performance obligation. Under the prior revenue standard and our historical practice to account for contract modifications, we would apply a separate model to the consideration. Historically, we have measured our performance under our models based on the passage of time due to our inability to estimate performance under another method. However, as a result of the 2018 restructured agreement related to fitusiran, we had the ability to measure our performance under the prior revenue standard based on costs expected to be incurred, and therefore measured performance under the prior standard consistent with that of the new revenue standard. Under the prior revenue standard, we would have recorded revenues of $60.3 million in the year ended December 31, 2018 related to fitusiran.
We have determined that Sanofi Genzyme’s right to purchase additional clinical and commercial material from us reflects optional purchases that are distinct from other performance obligations. Revenues associated with these purchases will be recognized in accordance with the right to invoice practical expedient and as Sanofi Genzyme obtains control of any purchased material.
Accounting for Equity Purchases in Connection with our 2014 Sanofi Genzyme Collaboration
Upon the closing of the equity transaction in February 2014, we sold to Sanofi Genzyme 8,766,338 shares of our common stock and Sanofi Genzyme paid $700 million in aggregate cash consideration to us. As a condition to the closing of the equity transaction, Sanofi Genzyme entered into an investor agreement with us, such agreement referred to as the 2014 Investor Agreement. Under the 2014 Investor Agreement, until the earlier of the fifth anniversary of the expiration or earlier termination of the 2014 Sanofi Genzyme collaboration and the date on which Sanofi Genzyme and its affiliates ceased to beneficially own at least 5% of our outstanding common stock, Sanofi Genzyme and its affiliates were bound by certain “standstill” provisions. The standstill provisions included agreements not to acquire more than 30% of our outstanding common stock, call stockholder meetings, nominate directors other than those approved by our board of directors, subject to certain limited exceptions, or propose or support a proposal to acquire us. Further, Sanofi Genzyme agreed to vote, and cause its affiliates to vote, all shares of our voting securities they are entitled to vote, up to a maximum of 20% of our outstanding common stock, in a manner either as recommended by our board of directors or proportionally with the votes cast by our other stockholders, except with respect to certain change of control transactions or our liquidation or dissolution.
Under the 2014 Investor Agreement, Sanofi Genzyme also agreed not to dispose of any shares of common stock beneficially owned by it immediately after the closing of the stock purchase until the earlier of (i) December 31, 2019 (subject to extension by up to 2 years if Sanofi Genzyme’s option to select additional compounds under the master agreement was extended beyond December 31, 2019) and (ii) six months after the expiration or earlier valid termination of the collaboration, in each case subject to earlier termination in the event certain clinical activities under the collaboration failed to occur. Following the expiration of this lock-up period, Sanofi Genzyme would be permitted to sell such shares of common stock subject to certain limitations, including volume and manner of sale restrictions.
Finally, under the 2014 Investor Agreement, in the event Sanofi Genzyme and its affiliates acquired at least 20% or more of our outstanding common stock, Sanofi Genzyme would be entitled to appoint one individual to our board of directors. The rights and restrictions under the 2014 Investor Agreement were subject to termination upon the occurrence of certain events.
In 2014, we recorded the issuance of 8,766,338 shares of our common stock under the stock purchase agreement using the price of our common stock on the date the shares were issued to Sanofi Genzyme. Based on the common stock price of $85.72, the fair value of the shares issued was $751.5 million, which was $51.5 million in excess of the proceeds received from Sanofi Genzyme for the issuance of our common stock. This $51.5 million has been reflected as a reduction of the transaction price for the TTR programs. In addition, due to intraperiod tax allocation rules, upon closing of the equity transaction we recorded a benefit from income taxes of $15.2 million due to the Sanofi Genzyme equity purchase being recorded in additional paid-in capital, net of tax.
In accordance with the 2014 Investor Agreement, in connection with our public offering in May 2017, Sanofi Genzyme exercised its right to purchase directly from us, in a concurrent private placement, 297,501 shares of common stock at the public offering price resulting in $21.4 million in proceeds to us. The sales of common stock to Sanofi Genzyme was not registered as part of these public offerings, though they were consummated simultaneously with the public offering.
In April 2019, in connection with the Collaboration Amendment, we and Sanofi Genzyme also entered into an Amended and Restated Investor Agreement, referred to as the A&R Investor Agreement, which amends and restates the 2014 Investor Agreement. Pursuant to the A&R Investor Agreement, Sanofi Genzyme was released from the lock-up restrictions under the 2014 Investor Agreement, as more fully described above, and was permitted to sell shares of our common stock in transactions approved by us or in fully bought block sale transactions satisfying the conditions set forth in the A&R Investor Agreement. As

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of January 17, 2019, Sanofi Genzyme owned 10,554,134 shares of our common stock and as of May 3, 2019, Sanofi Genzyme reported owning no shares of our common stock.
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
The Medicines Company Alliance
In February 2013, we and The Medicines Company, or MDCO, entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia and other human diseases, including inclisiran. MDCO paid us an upfront cash payment of $25.0 million. Upon achievement of certain events, we will be entitled to receive milestone payments, up to an aggregate of $180.0 million, including up to $30.0 million in specified development milestones, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, we will be entitled to royalties ranging from the low- to high- teens based on annual worldwide net sales, if any, of licensed products by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. To date, we have earned two development milestones totaling $30.0 million under the MDCO agreement. We could potentially earn the next development milestone payment of $25.0 million based upon regulatory approval of the New Drug Application for inclisiran in the U.S., which MDCO submitted to the FDA in December 2019. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the MDCO agreement.
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
Unless terminated earlier in accordance with the terms of the agreement, the MDCO agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term for any licensed product in any country, where a royalty term is defined as the latest to occur of (1) the expiration of the last valid claim of patent rights covering a licensed product, (2) the expiration of the Regulatory Exclusivity, as defined in the MDCO agreement, and (3) the twelfth anniversary of the first commercial sale of the licensed product in such country. We estimate that our fundamental RNAi patents covering licensed products under the MDCO agreement will expire both in and outside of the U.S. generally between 2016 and 2028. We also estimate that our inclisiran product-specific patents covering licensed products under the MDCO agreement will expire in the U.S. in 2034 and elsewhere at the end of 2033. These patent rights are subject to potential patent term extensions and/or supplemental protection certificates extending such terms in countries where such extensions may become available due to regulatory delay. In addition, more patent filings relating to the collaboration may be made in the future.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The transaction price as of January 1, 2018 of $72.9 million for the MDCO agreement included the $25.0 million upfront payment, $30.0 million of development milestones and $17.9 million of cost reimbursement. There are no refund provisions in the MDCO agreement and, therefore, none of the consideration received to date has been excluded from the transaction price calculation. None of the unearned milestones as of January 1, 2018 were included in the transaction price, as all unearned milestone amounts were not considered likely of achievement and therefore constrained. We considered several factors, including that achievement of the milestones is outside our control and contingent upon success in clinical trials and regulatory decisions and the licensee’s efforts. Any consideration related to sales-based royalties (including milestones) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to MDCO and as a result have also been excluded from the transaction price.
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
We allocated the transaction price to the combined performance obligation. We determined that this combined performance obligation is satisfied over time based on our performance that is creating or enhancing an asset that MDCO controls. In this instance, MDCO received control over the asset, or the licensed intellectual property, and know-how, at the time the contract was executed since the licensed intellectual property and know-how meet the definition of functional intellectual property per the new revenue standard, which defines functional intellectual property in that it derives a substantial portion of its utility from its standalone functionality rather than the entity’s ongoing activities (thus, once the asset is fully developed, our ongoing involvement is not required for the licensee to derive value). The other promises included in the performance obligation, however, are enhancing the controlled asset, and thus the combined performance obligation is being satisfied over time.
The new revenue standard requires a single method of measuring performance for each performance obligation satisfied over time. Since we did not have a reliable method of estimating progress based upon its outputs, it was determined that the most reliable method of estimating progress would be using a cost-to-cost input method. We determined that our completion of certain clinical and regulatory development tasks was relevant and directly related to our progress in completing the combined performance obligation. As such, we measured our progress upon adoption and continued to measure our progress during each reporting period based upon the amount of development costs incurred divided by the total amount of development costs expected to be incurred over the course of the agreement. We excluded costs that were not related to our completion of this performance obligation, such as the completion of tasks (and incurring of costs) associated with the marketing and commercialization of the drug. We estimated our internal costs, excluding non-reimbursable costs that were not deemed to directly relate to the delivery of the development services to MDCO. At the time of adoption of the new revenue standard we had completed a substantial portion of our development obligations and determined we had sufficient information to estimate the remaining development costs for the inclisiran program and sufficient experience to reasonably estimate our development costs.
We recognized the transaction price as we satisfied our performance obligations over time. Beginning with the inception of the MDCO agreement and through the year end December 31, 2017, we incurred $17.8 million of the $17.9 million of total costs expected. If we had not adopted the new revenue standard, we would have had $5.7 million of deferred revenue related to

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the MDCO agreement on our consolidated balance sheet as of January 1, 2018. We completed the performance obligations identified in the MDCO agreement, including the supply and technical transfer agreement, during 2018, and we continue to receive additional orders for supply. We consider such orders as promised goods to be distinct from the other performance obligations since MDCO now has the ability to begin manufacturing on its own through its own vendors. Such option orders will be treated as separate agreements and any associated revenue will be recognized upon transfer of control.
On January 6, 2020, Novartis AG completed the acquisition of MDCO.
Vir Biotechnology, Inc. Alliance
In October 2017, we and Vir Biotechnology, Inc., or Vir, entered into a collaboration and license agreement, or the Vir Agreement, for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic hepatitis B virus, or HBV, infection.
Pursuant to the Vir Agreement, we granted to Vir an exclusive license to develop, manufacture and commercialize ALN-HBV02 (VIR-2218), for all uses and purposes other than certain excluded fields, as set forth in the Vir Agreement. In addition, we granted Vir an exclusive option for up to four additional RNAi therapeutic programs for the treatment of infectious diseases. Under the terms of the Vir Agreement, for each product arising from the HBV program, including ALN-HBV02, we retained the right to opt into a profit-sharing arrangement prior to the start of a Phase 3 clinical trial. In addition, we have the right on a product-by-product basis with respect to each additional infectious disease program that Vir elects to pursue, to opt into a profit-sharing arrangement for each such product at any time during a specified period prior to the initiation of a Phase 3 clinical trial for each such product.
Pursuant to the Vir Agreement, Vir paid us an upfront fee of $10.0 million and issued to us 1,111,111 shares of its common stock. Under the Vir Agreement, we may also receive milestone payments upon the achievement of certain development, regulatory and commercial milestones, as well as royalties on the net sales of licensed products ranging from high-single-digit to sub-teen double-digit percentages. Upon the achievement of a certain development milestone, we will also receive shares of Vir’s common stock equal to the lesser of (i) 1,111,111 shares or (ii) a certain number of shares based on Vir’s stock price at the time such milestone is achieved. As of December 31, 2019, such milestone had not yet been achieved. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the Vir Agreement.
Unless terminated earlier in accordance with the terms of the agreement, the Vir Agreement expires on a licensed product-by-product and country-by-country basis upon expiration of all royalty payment obligations under the agreement. If Vir does not exercise its option for an infectious disease program, the Vir Agreement will expire upon the expiration of the applicable option period with respect to such program. However, if we exercise our profit-sharing option for any product, the term of the agreement will continue until the expiration of the profit-sharing arrangement for such product.
Either party may terminate the agreement in the event the other party fails to cure a material breach, or upon patent-related challenges by the other party. In addition, Vir has the right to terminate the agreement on a program-by-program basis or in its entirety for any reason on 90 days’ written notice.
Other Strategic License Agreements
Ionis Collaboration and License Agreement
In January 2015, we and Ionis Pharmaceuticals, Inc., or Ionis, entered into a second amended and restated strategic collaboration and license agreement, which we further amended in July 2015, or the 2015 Ionis Agreement. The 2015 Ionis agreement provides for certain new exclusive target cross-licenses of intellectual property on eight disease targets, providing each company with exclusive RNA therapeutic license rights for four programs, and extends the parties’ existing non-exclusive technology cross-license, which was originally entered into in 2004 and was amended and restated in 2009, through April 2019.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As set forth in the 2015 Ionis agreement, under the original 2004 agreement, we paid Ionis an upfront license fee of $5.0 million and we agreed to pay Ionis milestone payments, totaling up to approximately $3.4 million, upon the occurrence of specified development and regulatory events, and low single-digit royalties on sales, if any, for each product that we or a collaborator develop using Ionis intellectual property. In addition, we agreed to pay to Ionis a percentage of specified fees from strategic collaborations we may enter into that include access to Ionis’ intellectual property. During the year ended December 31, 2019, as a result of certain payments received by us in connection with our partnered programs, we paid Ionis $21.9 million in license fees, recognized in research and development expense on our consolidated statement of operations and comprehensive loss. Similar payments to Ionis during the years ended December 31, 2018 and 2017 were not material.
Ionis has the right to elect up to ten non-exclusive target licenses under the agreement and has the right to purchase one additional non-exclusive target per year during the term of the collaboration. Ionis agreed to pay us, per therapeutic target, a license fee of $0.5 million, milestone payments for double-stranded RNAi products totaling approximately $3.4 million, payable upon the occurrence of specified development and regulatory events, and low single-digit royalties on sales, if any, for each double-stranded RNAi or single-stranded RNAi product developed by Ionis or a collaborator that utilizes our intellectual property. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the Ionis agreement.
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
5. OTHER BALANCE SHEET DETAILS
The following table presents our inventory as of December 31, 2019 and 2018, in thousands:

	As of December 31,
	2019	2018
Raw materials	$15,418	$8,709
Work in process	38,275	15,262
Finished goods	2,655	97
Total inventory	$56,348	$24,068

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, plant and equipment, net consist of the following as of December 31, 2019 and 2018, in thousands:

	As of December 31,
	2019	2018
Buildings	$250,380	$—
Leasehold improvements	132,632	65,928
Construction in progress	54,195	260,975
Laboratory equipment	29,755	43,427
Computer equipment and software	14,956	13,495
Furniture and fixtures	10,339	7,238
Land	9,080	9,080
	501,337	400,143
Less: accumulated depreciation	(76,158)	(79,485)
Total	$425,179	$320,658
Accrued expenses consist of the following as of December 31, 2019 and 2018, in thousands:

	As of December 31,
	2019	2018
Compensation and related	$68,304	$37,301
Pre-clinical, clinical trial and manufacturing	34,269	32,205
Product revenue allowances	32,670	2,696
Licensing and collaboration agreements	20,622	6,433
Consulting and professional services	14,251	10,450
Other	27,085	23,634
Total	$197,201	$112,719
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets that sum to the total of these amounts shown in the consolidated statements of cash flows, in thousands:

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$547,178	$420,146	$645,361
Restricted cash included in prepaid expenses and other current assets	4	225	—
Restricted cash included in long-term other assets	2,446	2,260	1,471
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$549,628	$422,631	$646,832

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in accumulated other comprehensive (loss) income, by component, for the years ended December 31, 2019 and 2018, in thousands:

	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2017	$(32,792)	$—	$(1,641)	$—	$(34,433)
Other comprehensive loss before reclassifications	—	—	(411)	—	(411)
Amounts reclassified from other comprehensive income	—	—	1,631	—	1,631
Net other comprehensive income	—	—	1,220	—	1,220
Balance as of December 31, 2018	(32,792)	—	(421)	—	(33,213)
Other comprehensive (loss) income before reclassifications	—	(3,661)	22	(343)	(3,982)
Amounts reclassified from other comprehensive income	—	141	536	—	677
Net other comprehensive (loss) income	—	(3,520)	558	(343)	(3,305)
Balance as of December 31, 2019	$(32,792)	$(3,520)	$137	$(343)	$(36,518)

6. FAIR VALUE MEASUREMENTS
The following tables present information about our assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, in thousands:

Description	As of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,439	$—	$3,439	$—
U.S. treasury securities	336,693	—	336,693	—
Money market funds	119,882	119,882	—	—
Marketable debt securities:
Certificates of deposit	4,301	—	4,301	—
Commercial paper	36,474	—	36,474	—
Corporate notes	146,040	—	146,040	—
U.S. government-sponsored enterprise securities	32,488	—	32,488	—
U.S. treasury securities	755,714	—	755,714	—
Marketable equity securities	13,967	13,967	—	—
Restricted cash (money market funds)	1,482	1,482	—	—
Total	$1,450,480	$135,331	$1,315,149	$—

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description	As of December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. treasury securities	$221,281	$—	$221,281	$—
Money market funds	102,445	102,445	—	—
Marketable debt securities:
Certificates of deposit	8,951	—	8,951	—
Commercial paper	57,197	—	57,197	—
Corporate notes	232,410	—	232,410	—
U.S. government-sponsored enterprise securities	39,018	—	39,018	—
U.S. treasury securities	325,227	—	325,227	—
Marketable equity securities	1,206	1,206	—	—
Restricted cash (money market funds)	1,477	1,477	—	—
Total	$989,212	$105,128	$884,084	$—
For the years ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair value of our long-term debt as of December 31, 2018, computed pursuant to a discounted cash flow technique using a market interest rate, was $30.1 million and is considered a Level 3 fair value measurement. The effective interest rate reflects the current market rate. As of December 31, 2019, we had no outstanding long-term debt.
In October 2017, when we entered into the Vir agreement, described above, Vir was a private clinical-stage immunology company. As part of the upfront consideration, we received 5,000,000 shares of Vir common stock. On September 27, 2019, Vir implemented a 1-for-4.5 reverse split of its common stock, converting our 5,000,000 shares to 1,111,111 shares. On October 10, 2019, Vir completed its initial public offering, or IPO. As a result of the IPO, our Vir common stock is now publicly traded and subject to a 180-day lock-up period from the effective date of Vir's IPO. During the fourth quarter of 2019, we recognized a gain of $11.3 million to record the fair market value of our Vir common stock as of December 31, 2019.
7. MARKETABLE DEBT SECURITIES
The following tables summarize our marketable debt securities as of December 31, 2019 and 2018, in thousands:

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,303	$—	$(2)	$4,301
Commercial paper	39,913	—	—	39,913
Corporate notes	146,016	58	(34)	146,040
U.S. government-sponsored enterprise securities	32,487	3	(2)	32,488
U.S. treasury securities	1,092,293	185	(71)	1,092,407
Total	$1,315,012	$246	$(109)	$1,315,149

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,951	$—	$—	$8,951
Commercial paper	57,197	—	—	57,197
Corporate notes	232,695	—	(285)	232,410
U.S. government-sponsored enterprise securities	39,031	—	(13)	39,018
U.S. treasury securities	546,631	1	(124)	546,508
Total	$884,505	$1	$(422)	$884,084
The fair values of our marketable debt securities by classification in the consolidated balance sheets were as follows, in thousands:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$340,132	$221,281
Marketable debt securities	975,017	662,803
Total	$1,315,149	$884,084

8. LEASES
Overview of Significant Leases
We lease three facilities for office and laboratory space in Cambridge, Massachusetts that represent substantially all of our significant lease obligations. An overview of these significant leases are as follows:
675 West Kendall Street
We lease office and laboratory space located at 675 West Kendall Street, Cambridge, Massachusetts from BMR-675 West Kendall Street, LLC, or BMR, under a non-cancelable real property lease. In September 2019, we moved our corporate headquarters and research facility to this location from our 300 Third Street location. The lease commenced on May 1, 2018 and monthly rent payments became due commencing on February 1, 2019 upon substantial completion of the building improvements, and continue for 15 years, with options to renew for two five-year terms each. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the consolidated balance sheet as of December 31, 2019.
Under the terms of the 675 West Kendall Lease, BMR agreed to contribute a total of $56.1 million toward the cost of base building and tenant improvements. As of December 31, 2019, in connection with base building and tenant improvements to date, we received substantially all of the funds from BMR.
In connection with the 675 West Kendall Lease, we were required to provide a $14.8 million security deposit that is recorded as restricted investments on our consolidated balance sheet as of December 31, 2019.
300 Third Street
We lease office and laboratory space located at 300 Third Street, Cambridge, Massachusetts under a non-cancelable real property lease agreement by and between us and ARE-MA Region No. 28, LLC, or ARE-MA, dated as of September 26, 2003, as amended. The term of the lease expires on January 31, 2034 with options to renew for two five-year terms each. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the consolidated balance sheet as of December 31, 2019.
101 Main Street
We lease office space on several floors at 101 Main Street, Cambridge, Massachusetts under non-cancelable real property lease agreements by and between us and RREEF America REIT II CORP. PPP, or RREEF, entered into in March 2015 and May 2015 that will expire in March 2024 and June 2021, respectively, each with an option to renew for one five-year term. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the consolidated balance sheet as of December 31, 2019.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Lease Disclosures
Our facility leases described above generally contain customary provisions allowing the landlords to terminate the leases if we fail to remedy a breach of any of our obligations under any such lease within specified time periods, or upon our bankruptcy or insolvency. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.
Total rent expense, including operating expenses, under our real property leases was $52.4 million, $40.6 million and $18.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The below table summarizes our costs included in operating expenses related to right of use lease assets we have entered into through December 31, 2019, in thousands:

Description	Year Ended December 31, 2019
Operating lease cost	$38,613
Variable lease cost	15,209
Total	$53,822
Short-term lease costs were not material for the year ended December 31, 2019.
Net cash paid for the amounts included in the measurement of the operating lease liability in our consolidated balance sheet and included in operating lease liability within operating activities in our consolidated statement of cash flow was $33.7 million for the year ended December 31, 2019. The weighted-average remaining lease term and weighted-average discount rate for all leases as of December 31, 2019 was 13.2 years and 8.2%, respectively.
Future lease payments for non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2019 were as follows, in thousands:

Year Ending December 31
2020	$29,157
2021	37,597
2022	37,754
2023	36,250
2024	35,381
2025 and thereafter	356,567
Total undiscounted lease liability	532,706
Less imputed interest	(225,873)
Less impact of future leases not yet commenced	(3,010)
Total discounted lease liability	$303,823

Current operating lease liability	$27,688
Non-current operating lease liability	276,135
Total	$303,823
Under the prior lease guidance, minimum payments under our non-cancelable facility leases, as of December 31, 2018, were as follows, in thousands:

Year Ending December 31
2019	$32,228
2020	34,826
2021	34,410
2022	34,826
2023	35,270
Thereafter	390,455
Total	$562,015

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of December 31, 2019, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
We in-license technology from a number of sources, including Ionis and Merck Sharp & Dohme Corp, or Merck. In addition, we have collaboration agreements relating to the research, development and commercialization of certain of our product candidates. Pursuant to these agreements, we will be required to make additional payments, including in some cases milestone payments if and when we achieve specified development, regulatory and commercialization events, as well as royalty payments on sales of our approved products. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent upon the successful achievement of such milestones. Based on our current development plans, during the next 12 months from the filing of this annual report on Form 10-K, potential milestone payments due to third parties, could be approximately $18.4 million, including $12.8 million in regulatory and development milestones and $5.6 million in commercial milestones, in connection with our various collaborations and license agreements. These milestones generally become due and payable upon achievement. Because the achievement of these milestones was not considered probable as of December 31, 2019, such contingencies have not been recorded in our consolidated financial statements.
Credit Agreements
On April 29, 2016, we entered into a Credit Agreement, or the Credit Agreement, by and among Alnylam U.S., Inc., as the borrower, us, as a guarantor, and Wells Fargo Bank, National Association, as the lender. The Credit Agreement was entered into in connection with the planned build out of our new drug substance manufacturing facility.
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
The obligations of the borrower and us under the Credit Agreement were secured by cash collateral in an amount equal to, at any given time, at least 100% of the principal amount of all term loans outstanding under such Credit Agreement at such time. As of December 31, 2018, we recorded $30.0 million of cash collateral in connection with the Credit Agreement as restricted investments on our consolidated balance sheets.
Litigation
From time to time, we are a party to legal proceedings in the course of our business, including the matters described below. The claims and legal proceedings in which we could be involved include challenges to the scope, validity or enforceability of patents relating to our commercially approved products and other product candidates, and challenges by us to the scope, validity or enforceability of the patents held by others. These include claims by third parties that we infringe their patents. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected. Our accounting policy for accrual of legal costs is to recognize such expenses as incurred.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a motion to dismiss the Complaint in its entirety on July 31, 2019. The motion to dismiss was fully briefed on September 30, 2019.
On September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. On November 7, 2019, plaintiff filed an amended complaint, or the New York Complaint. The New York Complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our November 14, 2017 public stock offering. The New York Complaint purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the results of our APOLLO Phase 3 clinical trial of patisiran. The plaintiff seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, rescissory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a joint motion to dismiss the New York Complaint in its entirety on December 20, 2019. Plaintiff’s response to that motion was filed on February 3, 2020.
We believe that the allegations contained in these complaints are without merit and intend to defend the cases vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liabilities, if any, which may arise therefrom.
Dicerna Litigation
On June 10, 2015, we filed a trade secret misappropriation lawsuit against Dicerna in the Superior Court of Middlesex County, Massachusetts seeking to stop misappropriation by Dicerna of our confidential, proprietary and trade secret information related to the RNAi assets we purchased from Merck, including certain N-acetylgalactosamine conjugate technology. In addition to permanent injunctive relief, we were also seeking monetary damages from Dicerna.
On April 18, 2018, we and Dicerna entered into a Settlement Agreement resolving all ongoing litigation between the companies. Under the terms of the Settlement Agreement, Dicerna was required to pay us an aggregate of $25.0 million, all of which we had received as of January 2019.
Indemnifications
In connection with license agreements we may enter with companies to obtain rights to intellectual property, we may be required to indemnify such companies for certain damages arising in connection with the intellectual property rights licensed under the agreements. Under such agreements, we may be responsible for paying the costs of any litigation relating to the license agreements or the underlying intellectual property rights, including the costs associated with certain litigation regarding the licensed intellectual property. We are also a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events, including litigation. For example, under the underwriting agreement entered into in connection with our November 2017 public offering, we have an obligation to indemnify the underwriters and each person, if any, who controls the underwriters, for certain costs and expenses arising in connection with the class action complaint filed against us and such underwriters in New York state court, described above. These indemnification costs are charged to selling, general and administrative expense.
Our maximum potential future liability under any such indemnification provisions is uncertain. However, to date, other than certain costs associated with certain previously settled litigation, we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification provisions as of December 31, 2019 or 2018.
10. STOCKHOLDERS’ EQUITY
Preferred Stock
We have authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by our board of directors upon its issuance. As of December 31, 2019 and 2018, there were no shares of preferred stock outstanding.
Public Offerings
In January 2019, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of $381.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses of $5.6 million.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Regeneron Equity Placement
On April 8, 2019, we executed the Regeneron SPA with Regeneron to sell 4,444,445 shares of our common stock for aggregate cash consideration of $400.0 million, or $90.00 per share, which we refer to as the Equity Transaction.
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
Because we had an obligation to Regeneron as of April 8, 2019 that may have resulted in the issuance of redeemable convertible preferred stock, we were required to follow the guidance in ASC 480 and mark-to-market the obligation to potentially issue this redeemable security until April 25, 2019, when it became known that the obligation would be fulfilled in common stock. The final mark-to-market adjustment of this obligation under ASC 480 resulted in us recording a gain of $9.4 million included in other income in the consolidated statements of operations and comprehensive loss with the offsetting adjustment to equity netting against the $400.0 million proceeds that were received upon closing.
11. STOCK-BASED COMPENSATION
Stock Plans

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In May 2017, our stockholders approved a second amendment and restatement of the 2009 Stock Incentive Plan, or the Amended 2009 Plan, which increased the number of shares of common stock authorized for issuance from 11,700,000 to 15,480,000. On May 10, 2018, our stockholders approved our 2018 Stock Incentive Plan, or the 2018 Plan, which provided for the issuance of up to 3,500,000 shares in addition to the shares that remained available for grant under our Amended 2009 Plan as of the date of approval of the 2018 Plan by stockholders, and any shares underlying any awards granted under the Amended 2009 Plan that expire, or are terminated, surrendered or canceled without having been fully exercised or are forfeited in whole or in part after the date of our 2018 annual meeting. In 2019, we amended the 2018 Plan to increase the shares of common stock authorized for issuance thereunder by 3,290,000. The 2018 Plan, as amended, provides for the granting of stock options, restricted stock and restricted stock units (together, restricted stock awards), stock appreciation rights and other stock-based awards, and has a fungible share pool. Any award that is not a full value award is counted against the authorized share limits specified as one share for each share of common stock subject to the award, and all full value awards, defined as restricted stock awards or other stock-based awards, are counted as one and a half shares for each one share of common stock subject to such full value award.
As of December 31, 2019, an aggregate of 18,887,759 shares of common stock were reserved for issuance under our stock plans, including outstanding stock options to purchase 13,069,165 shares of common stock, 749,071 outstanding restricted stock units, 4,729,971 of common stock available for additional equity awards and 339,552 shares available for future grant under our Amended and Restated 2004 Employee Stock Purchase Plan, or the Amended and Restated ESPP. Each stock option shall expire within 10 years of issuance. Time-based stock options granted to employees generally vest as to 25% of the shares on the first anniversary of the grant date and 6.25% of the shares at the end of each successive three-month period thereafter until fully vested.
Change in Control Agreements
On November 7, 2017, we entered into a Change in Control, or CIC, Agreement with each member of our management board. If a member of our management board is terminated by us without Cause, as defined in the CIC Agreement, or if a management board member terminates his or her employment for Good Reason, as defined in the CIC Agreement, in either case, within 12 months following a CIC, such management board member will be entitled to receive certain benefits, including the immediate acceleration of all outstanding unvested stock options and other stock-based awards. In accordance with accounting guidance for stock-based compensation expense, we expect to record the modification date fair value for any equity grants that were not considered probable of vesting as of November 7, 2017 that ultimately vest. During the years ended December 31, 2019, 2018, and 2017, we recorded $2.2 million, $20.8 million and $1.1 million, respectively, related to this modification.
Inducement Equity Grants
In May 2017, our compensation committee approved the grant of 125,000 non-qualified stock options and 25,000 performance-based stock options to a newly hired executive. In February 2017, our compensation committee approved the grant of 50,000 non-qualified stock options to a newly hired vice president. The non-qualified stock options vest as to 25% of the shares on the first anniversary of the respective grant date and as to 6.25% of the shares at the end of each successive three-month period thereafter until fully vested. The performance-based stock options vested upon the later of the one-year anniversary of the respective grant date and the launch of our first internally developed product, the achievement of which occurred in the third quarter of 2018. These awards were made as inducement grants outside of our stockholder approved stock plans in accordance with Nasdaq Listing Rule 5635(c)(4).
Stock-Based Compensation
The following table summarizes stock-based compensation expenses included in operating costs and expenses, in thousands:

	Year Ended December 31,
	2019	2018	2017
Research and development	$88,930	$80,509	$51,872
Selling, general and administrative	85,911	77,243	40,947
Total	$174,841	$157,752	$92,819

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock-based compensation expense, in thousands:

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense by type of award:
Time-based stock options	$99,097	$83,403	$61,802
Performance-based stock options	48,207	56,419	23,260
Time-based restricted stock units	2,351	538	541
Performance-based restricted stock units	22,123	13,144	—
ESPP share issuances	3,482	2,842	2,155
Other equity programs	1,709	1,345	1,946
Non-employee stock options	1,275	1,485	3,115
Less: Stock-based compensation expense capitalized to inventory	(3,403)	(1,424)	—
Total	$174,841	$157,752	$92,819
The following table summarizes our unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 31, 2019 by type of awards, and the weighted-average period over which that expense is expected to be recognized:

	At December 31, 2019
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted- average Recognition Period
	(in thousands)	(in years)
Type of award:
Time-based stock options	$184,062	2.62
Performance-based stock options	5,997	*
Time-based restricted stock units	7,014	1.08
Performance-based restricted stock units	12,217	*
ESPP share issuances	903	0.33
__________________________________________
*Performance-based stock options and performance-based restricted stock units are recorded as expense beginning when vesting events are determined to be probable.
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
The following table summarizes the Black-Scholes valuation assumption inputs for stock options granted during the years indicated:

	2019	2018	2017
Risk-free interest rate	1.4 - 2.6%	2.7 - 2.9%	1.9 -2.3%
Expected dividend yield	—	—	—
Expected option life	5.6 - 7.3 years	5.7 - 7.2 years	5.7 - 7.2 years
Expected volatility	63 - 66%	64 - 67%	61 - 67%
Stock Option Activity
The following table summarizes the activity of our stock option plans and the inducement grants described above, excluding performance-based stock options:

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	9,829	$72.48
Granted	3,073	83.09
Exercised	(1,105)	43.84
Cancelled	(919)	89.94
Outstanding, December 31, 2019	10,878	$76.92	6.67	$428,124
Exercisable as of December 31, 2019	6,196	$69.44	5.21	$290,437
Vested or expected to vest as of December 31, 2019	10,434	$76.47	6.57	$415,443
The weighted-average fair value of stock options granted was $49.27, $66.49 and $44.76 per share for the years ended December 31, 2019, 2018 and 2017, respectively. The intrinsic value of stock options exercised was $55.4 million, $87.1 million and $111.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. We satisfy stock option exercises with newly issued shares of our common stock.
Performance-Based Stock Options
With respect to the performance-based portion of the annual stock option awards, a portion of the shares subject to the performance-based stock option will vest upon the later of the one-year anniversary of the date of grant and the achievement of specific clinical development, regulatory and/or commercial events, as approved by our compensation committee. During each of the years ended December 31, 2018 and 2017, we also granted an option to purchase 25,000 shares of common stock to a newly hired executive that were subject to vest upon the later of the one-year anniversary of the grant date and the achievement of a commercial event.
The following table summarizes the activity of our performance-based stock options granted under our equity plans and the performance-based portion of the inducement grants described above:

	Number of Options (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2018	2,744	$84.75
Granted	—	—
Exercised	(271)	56.18
Cancelled	(282)	96.57
Outstanding, December 31, 2019	2,191	$86.77	6.35	$65,009
Exercisable as of December 31, 2019	1,956	$82.89	6.17	$65,009
During the years ended December 31, 2019, 2018 and 2017, there were 889,896, 763,982 and 614,796 performance-based stock options that vested, respectively. The intrinsic value of performance-based stock options exercised was $11.0 million, $8.0 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. We satisfy performance-based stock option exercises with newly issued shares of our common stock.
Restricted Stock Units and Awards
The following table summarizes the activity of our restricted stock units and awards, excluding performance-based stock units:

	Number of Units (in thousands)	Weighted- average Grant Date Fair Value
Outstanding, December 31, 2018	15	$89.44
Granted	127	78.01
Vested	(14)	95.66
Cancelled	(1)	89.82
Outstanding, December 31, 2019	127	$77.23

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance-Based Restricted Stock Units
The following table summarizes the activity of our performance-based restricted stock units granted under our equity plans:

	Number of Units (in thousands)	Weighted- average Grant Date Fair Value
Outstanding, December 31, 2018	22	$91.72
Granted	685	85.01
Vested	(13)	79.14
Cancelled	(71)	85.00
Outstanding, December 31, 2019	623	$85.36
The performance-based restricted stock units granted in 2019 will vest upon the later of the one-year anniversary of the date of grant and the achievement of specific clinical development, regulatory and/or commercial events, as approved by our compensation committee. During the year ended December 31, 2019, we recognized $20.7 million in expense related to these performance awards.
In August 2018, we recorded stock-based compensation expense of $11.8 million for 124,833 performance-based restricted stock units that fully vested upon the launch of ONPATTRO. The total fair value of these performance-based restricted stock units that vested (measured on the date of vesting) was $11.4 million.
Employee Stock Purchase Plan
In 2004, we adopted the 2004 Employee Stock Purchase Plan and in May 2017, our stockholders approved the Amended and Restated ESPP, providing the authorization of 1,215,789 shares for issuance. Under the Amended and Restated ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of our common stock at the beginning or end of the offering period. We issued 109,590, 78,085 and 103,666 shares during the years ended December 31, 2019, 2018 and 2017, respectively, and as of December 31, 2019, we had 339,552 shares available for issuance under the Amended and Restated ESPP.
We estimate the fair value of shares to be issued under the Amended and Restated ESPP using the Black-Scholes option-pricing model on the date of grant, or first day of the offering period. The following table summarizes information pertaining to stock purchase rights granted under the employee stock purchase plan, during the years indicated:

	2019	2018	2017
Weighted-average fair value, per share	$25.51	$35.67	$17.10
Weighted-average stock price volatility	52%	63%	91%
Expected option life	6 months	6 months	6 months
Risk-free interest rate	2.5%	2.0%	0.7%

12. INCOME TAXES
The domestic and foreign components of loss before income taxes are as follows, in thousands:

	2019	2018	2017
Domestic	$(597,602)	$(573,245)	$(378,293)
Foreign	(288,514)	(187,429)	(112,581)
Loss before income taxes	$(886,116)	$(760,674)	$(490,874)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The provision for income taxes for each of the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	2019	2018	2017
Current provision:
Domestic	$(394)	$—	$—
Foreign	3,232	1,611	—
Total current provision	2,838	1,611	—
Deferred benefit:
Federal	394	(788)	—
Foreign	(2,369)	—	—
Total deferred benefit	(1,975)	(788)	—
Total provision for income taxes	$863	$823	$—
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. We establish a valuation allowance when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax (liability) asset as of December 31, 2019 and 2018 are as follows, in thousands:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$627,466	$506,574
Research and development and ODC credits	261,616	220,776
AMT credits	394	788
Lease liability	69,334	—
Deferred compensation	75,058	57,268
Intangible assets	66,615	62,260
Other	13,266	20,660
Total deferred tax assets	1,113,749	868,326
Deferred tax liabilities:
Property, plant and equipment, net	(10,077)	(6,550)
Unrealized gain on marketable securities	(3,932)	(903)
Right of use assets	(50,294)	—
Deferred tax asset valuation allowance	(1,046,013)	(860,085)
Net deferred tax asset	$3,433	$788
Our effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
At U.S. federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal effect	3.6	2.1	3.8
Stock-based compensation	—	0.8	3.3
Tax credits	3.7	4.2	9.9
Orphan drug credit	—	—	(3.4)
Other permanent items	(0.3)	(0.3)	(1.0)
Foreign rate differential	(6.9)	(5.3)	(8.1)
Tax reform change	—	—	(46.5)
Revaluation of deferred credits due to rate change	—	(3.5)	—
Other	(0.1)	—	(0.9)
Valuation allowance	(21.0)	(19.0)	7.9
Effective income tax rate	—%	—%	—%

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. We have concluded, in accordance with the applicable accounting standards, that it is more likely than not that we may not realize the benefit of all of our deferred tax assets, with the exception of the deferred assets related to certain foreign subsidiaries, and alternative minimum tax credits as these have become refundable through 2021. Accordingly, we have recorded a valuation allowance against the deferred tax assets that management believes will not be realized. We re-evaluate the positive and negative evidence on a quarterly basis. The valuation allowance increased by $185.9 million, $171.8 million and $112.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, primarily due to additional operating losses.
During the year ended December 31, 2019, we recorded a net provision for income taxes of $0.9 million. This is comprised of $3.2 million in current foreign tax expense offset by $2.4 million in deferred tax benefit in the foreign jurisdictions.
As of December 31, 2019, we had federal and state net operating loss carryforwards of $2.4 billion and $2.1 billion, respectively, to reduce future taxable income. As of December 31, 2019, approximately $0.9 billion of our federal net operating loss carryforward can be carried forward indefinitely while the remaining federal net operating loss of $1.5 billion expires at various dates through 2037. As of December 31, 2019, we had federal and state research and development, including Orphan Drug, and state investment tax credit carryforwards of $240.3 million and $27.0 million, respectively, available to reduce future tax liabilities that expire at various dates through 2039. As of December 31, 2019, we had alternative minimum tax credits of $0.4 million that will either be available to reduce future regular tax liabilities or be fully refundable in 2021. We have a valuation allowance against the net operating loss and deferred tax assets related to tax credits as it is unlikely that we will realize these assets. Ownership changes, as defined in the Internal Revenue Code, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code. We have performed an analysis of ownership changes through December 31, 2019. Based on this analysis, we do not believe that any of our tax attributes will expire unutilized due to Section 382 limitations.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to tax benefit.
The following table presents our unrecognized tax benefits activity for the years ended December 31, 2019 and 2018, in thousands:

Description	2019	2018
Unrecognized tax benefits at the beginning of the year	$—	$—
Gross increases - current period tax positions	305	—
Unrecognized tax benefits at the end of the year	$305	$—
The uncertain tax position does not impact our effective income tax rate due to the full valuation allowance.
The tax years 2016 through 2019 remain open to examination by major taxing jurisdictions to which we are subject, which are primarily in the U.S., although carryforward attributes generated prior to 2016 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.
13. DEFINED BENEFIT PLANS
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The unfunded benefit obligation corresponds to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases and pension adjustments, offset by the fair value of the assets held by the plan. The unfunded benefit obligation was approximately $4.3 million as of December 31, 2019 and is recorded in other liabilities on the consolidated balance sheet. The unfunded benefit obligation as of December 31, 2018 and the total net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 were not material.
14. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share data)
Revenues	$33,294	$44,714	$70,061	$71,681
Operating costs and expenses	222,082	280,985	286,360	369,754
Net loss	$(181,915)	$(219,481)	$(208,535)	$(276,185)
Net loss per common share — basic and diluted	$(1.73)	$(2.02)	$(1.92)	$(2.47)
Weighted-average common shares — basic and diluted	105,400	108,576	108,701	111,750

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share data)
Revenues	$21,899	$29,907	$2,069	$21,033
Operating costs and expenses	169,304	222,261	256,627	241,389
Net loss	$(141,214)	$(163,560)	$(245,282)	$(211,441)
Net loss per common share — basic and diluted	$(1.41)	$(1.63)	$(2.43)	$(2.09)
Weighted-average common shares — basic and diluted	99,979	100,519	100,783	101,066

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. This report appears on pages 79 and 80.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this annual report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this annual report on Form 10-K relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this annual report on Form 10-K relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this annual report on Form 10-K relates.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The following consolidated financial statements are filed as part of this report under “Item 8 — Financial Statements and Supplementary Data:”
(a) (2) List of Schedules
All schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.
(a) (3) List of Exhibits

Exhibit No.	Exhibit

2.1†*
Stock Purchase Agreement dated as of January 10, 2014 by and among the Registrant, Sirna Therapeutics, Inc., Merck Sharp & Dohme Corp., and solely for the purposes of certain specified provisions, Merck & Co., Inc. (filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

3.1
Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1C to the Registrant’s Current Report on Form 8-K filed on April 26, 2019 (File No. 001-36407) and incorporated herein by reference)

3.2#	Amended and Restated Bylaws of the Registrant, as amended

4.1	Specimen certificate evidencing shares of common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113162) and incorporated herein by reference)

4.2#	Description of Capital Stock

10.1**
Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014 (File No. 001-36407) for the quarterly period ended June 30, 2014 and incorporated herein by reference)

10.2**
Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014 (File No. 001-36407) for the quarterly period ended June 30, 2014 and incorporated herein by reference)

10.3**
Second Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 001-36407) for the quarterly period ended June 30, 2017 and incorporated herein by reference)

10.4**
Forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreements, Restricted Stock Agreement and Restricted Stock Unit Award Agreement under Second Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 001-36407) for the quarterly period ended June 30, 2017 and incorporated herein by reference)

10.5**
Form of Nonstatutory Stock Option Agreement for Non-Plan Inducement Grant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2016 (File No. 001-36407) for the quarterly period ended September 30, 2016 and incorporated herein by reference)

10.6**
Amended and Restated 2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2019 (File No. 001-36407) for the quarterly period ended March 31, 2019 and incorporated herein by reference)

Exhibit No.	Exhibit

10.7**
2018 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.8**
Forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreements, Restricted Stock Agreement and Restricted Stock Unit Award Agreement under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 (File No. 001-36407) for the quarterly period ended June 30, 2018 and incorporated herein by reference)

10.9**
Form of Performance Stock Unit Award Agreement under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.10**#	Amended and Restated Annual Incentive Program

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

10.15**
Consulting Agreement dated as of April 20, 2012 by and between the Registrant and Dennis A. Ausiello, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 (File No. 000-50743) and incorporated herein by reference)

10.16**
Forms of Director and Officer Indemnification Agreements (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016 (File No. 001-36407) for the quarterly period ended June 30, 2016 and incorporated herein by reference)

10.17**
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

10.24
Sixth Amendment to Lease, dated August 14, 2018, by and between the Registrant and ARE-MA Region No. 28, LLC. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018 (File No. 001-36407) for the quarterly period ended September 30, 2018 and incorporated herein by reference)

10.25†
Lease entered into as of February 10, 2012 by and between BMR-Fresh Pond Research Park LLC and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 3, 2012 (File No. 000-50743) for the quarterly period ended March 31, 2012 and incorporated herein by reference)

10.26
First Amendment to Lease entered into as of August 2, 2016 by and between BMR-Fresh Pond Research Park LLC and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2016 (File No. 001-36407) for the quarterly period ended September 30, 2016 and incorporated herein by reference)

10.27
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

10.29
Lease dated as of May 5, 2015 between RREEF America REIT II CORP. PPP and the Registrant (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

10.30
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

10.32†
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

10.35
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

10.36
Exclusive License Agreement for Tuschl II United States Patents and Patent Applications dated as of March 14, 2011, by and between the Registrant and University of Massachusetts (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2015 (File No. 001-36407) and incorporated herein by reference)

Exhibit No.	Exhibit

10.37
Amendment to Co-Exclusive License Agreement dated as of March 14, 2011, by and between the Registrant, on the one hand, and Whitehead Institute for Biomedical Research, Massachusetts Institute of Technology and Max-Planck-Innovation GmbH (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2011 (File No. 000-50743) for the quarterly period ended March 31, 2011 and incorporated herein by reference)

10.38†
License and Collaboration Agreement entered into as of May 27, 2008 by and among Takeda Pharmaceutical Company Limited and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 000-50743) for the quarterly period ended June 30, 2008 and incorporated herein by reference)

10.39†
Amended and Restated License and Collaboration Agreement, entered into as of January 1, 2009, by and among the Registrant, Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and Regulus Therapeutics Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2009 (File No. 000-50743) for the quarterly period ended March 31, 2009 and incorporated herein by reference)

10.40†
Sublicense Agreement dated effective January 8, 2007 among the Registrant and INEX Pharmaceuticals Corporation (now Arbutus Biopharma Corporation, as successor in interest) (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2011 (File No. 000-50743) for the year ended December 31, 2010 and incorporated herein by reference)

10.41†
Sponsored Research Agreement dated as of July 27, 2009 by and among the Registrant, The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2011 (File No. 000-50743) and incorporated herein by reference)

10.42†
Supplemental Agreement effective July 27, 2009 by and among the Registrant, Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation), Protiva Biotherapeutics Inc., The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 29, 2011 (File No. 000-50743) and incorporated herein by reference)

10.43†
Amendment No. 1, dated as of July 27, 2011, to the Sponsored Research Agreement dated as of July 27, 2009 by and among the Registrant, The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2011 (File No. 000-50743) for the quarterly period ended September 30, 2011 and incorporated herein by reference)

10.44†
Cross-License Agreement dated as of November 12, 2012 by and among the Registrant, Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation) and Protiva Biotherapeutics Inc. (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2013 (File No. 000-50743) for the year ended December 31, 2012 and incorporated herein by reference)

10.45†
Settlement Agreement and General Release entered into as of November 12, 2012 by and among Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation), Protiva Biotherapeutics Inc., the Registrant and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2013 (File No. 000-50743) for the year ended December 31, 2012 and incorporated herein by reference)

10.46
Stock Purchase Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.47†
Investor Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.48†
Master Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc., including the Form of Co-Co Collaboration Agreement and Form of License Agreement included as exhibits thereto (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.49†
License and Collaboration Agreement dated as of February 3, 2013 by and among The Medicines Company and the Registrant (filed as Exhibit 10.2 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A filed on July 26, 2013 (File No. 000-50743) for the quarterly period ended March 31, 2013 and incorporated herein by reference)

Exhibit No.	Exhibit

10.50#	Amendment to License and Collaboration Agreement, dated as of November 22, 2019 between the Registrant and The Medicines Company

10.51
Stock Purchase Agreement dated as of January 11, 2014 by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

10.52†
Amended and Restated Investor Agreement dated as of April 8, 2019 by and between the Registrant and Genzyme Corporation (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.53†
Master Collaboration Agreement dated as of January 11, 2014 by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation), including the Regional, Global and Co-Co License Terms Appended thereto (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2014 (File No. 001-36407) for the quarterly period ended March 31, 2014 and incorporated herein by reference)

10.54†
Amendment No. 1 effective as of July 1, 2015 to Master Collaboration Agreement dated as of January 11, 2014, including certain Regional, Global and Co-Co License Terms attached thereto, by and between the Registrant and Sanofi Genzyme (formerly Genzyme Corporation) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)

10.55†
Amendment No. 2 entered into as of January 6, 2018 to the Master Collaboration Agreement dated as of January 11, 2014, as amended by Amendment No. 1, including certain Regional, Global and Co-Co License Terms attached thereto, by and between the Registrant and Genzyme Corporation (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2018 (File No. 001-36407) for the quarterly period ended March 31, 2018 and incorporated herein by reference)

10.56†
Amendment No. 3 entered into as of April 8, 2019 to the Master Collaboration Agreement dated as of January 11, 2014, as amended by Amendment No. 1 and Amendment No. 2, including certain Regional, Global and Co-Co License Terms attached thereto, by and between the Registrant and Genzyme Corporation (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.57†
Exclusive License Agreement entered into as of January 6, 2018 by and between the Registrant and Genzyme Corporation (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2018 (File No. 001-36407) for the quarterly period ended March 31, 2018 and incorporated herein by reference)

10.58†
Amended and Restated ALN-AT3 Global License Terms entered into as of April 8, 2019 by and between the Registrant and Genzyme Corporation (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.59†
Second Amended and Restated Strategic Collaboration and License Agreement dated January 8, 2015 between Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015 (File No. 001-36407) for the quarterly period ended March 31, 2015 and incorporated herein by reference)

10.60†
Amendment No. 1 dated as of July 13, 2015 to Second Amended and Restated Strategic Collaboration and License Agreement dated as of January 8, 2015 by and among the Registrant and Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)

10.61†
Amended and Restated Development and Manufacturing Services Agreement effective as of July 6, 2015 by and between the Registrant and Agilent Technologies, Inc. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-36407) for the quarterly period ended September 30, 2015 and incorporated herein by reference)

10.62†
Manufacturing Services Agreement effective as of March 28, 2018 by and between the Registrant and Agilent Technologies, Inc. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2018 (File No. 001-36407) for the quarterly period ended March 31, 2018 and incorporated herein by reference)

21.1#	Subsidiaries of the Registrant

Exhibit No.	Exhibit

23.1#	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Principal Executive Officer

31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Principal Financial Officer

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Schedules, exhibits and similar supporting attachments or agreements to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
**	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this annual report on Form 10-K relates.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2020.

ALNYLAM PHARMACEUTICALS, INC.

By:	/s/ John M. Maraganore, Ph.D.
John M. Maraganore, Ph.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 13, 2020.

Name	Title

/s/ John M. Maraganore, Ph.D.	Director and Chief Executive Officer
John M. Maraganore, Ph.D.	(Principal Executive Officer)

/s/ Jeffrey V. Poulton	Executive Vice President, Chief Financial Officer
Jeffrey V. Poulton	(Principal Financial and Accounting Officer)

/s/ Dennis A. Ausiello, M.D.	Director
Dennis A. Ausiello, M.D.

/s/ Michael W. Bonney	Director
Michael W. Bonney

/s/ Marsha H. Fanucci	Director
Marsha H. Fanucci

/s/ Margaret A. Hamburg, M.D.	Director
Margaret A. Hamburg, M.D.

/s/ Steven M. Paul, M.D.	Director
Steven M. Paul, M.D.

/s/ David E.I. Pyott	Director
David E.I. Pyott

/s/ Colleen F. Reitan	Director
Colleen F. Reitan

/s/ Paul R. Schimmel, Ph.D.	Director
Paul R. Schimmel, Ph.D.

/s/ Amy W. Schulman	Director
Amy W. Schulman

/s/ Phillip A. Sharp, Ph.D.	Director
Phillip A. Sharp, Ph.D.