Form 10-Q
period 2020-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2020-05-06
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At April 30, 2020, the registrant had 114,819,151 shares of Common Stock, $0.01 par value per share, outstanding.

2

“Alnylam,” ONPATTRO®, GIVLAARI®, Alnylam Act® and Alnylam Assist® are registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•risks related to the direct or indirect impact of the COVID-19 global pandemic or a future pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays in diagnoses of rare diseases, initiation or continuation of treatment for diseases addressed by our products, or in patient enrollment in clinical trials, potential clinical trial, regulatory review or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic, and our ability to execute business continuity plans to address disruptions caused by the COVID-19 or a future pandemic;
•our views with respect to the potential for RNAi therapeutics, including ONPATTRO, GIVLAARI, lumasiran, patisiran, inclisiran, vutrisiran and fitusiran;
•our plans for additional global regulatory filings and the continuing product launches of ONPATTRO and GIVLAARI;
•our expectations regarding the advancement of lumasiran and inclisiran through regulatory review and toward the market;
•the progress of our research and development programs;
•our current and anticipated clinical trials and expectations regarding the reporting of data from these trials;
•our expectations regarding potential market size for, and the successful commercialization of, ONPATTRO, GIVLAARI or any future products, including lumasiran and inclisiran;
•the timing of regulatory filings and interactions with or actions or advice of regulatory authorities, which may affect the design, initiation, timing, continuation and/or progress of clinical trials or result in the need for additional pre-clinical and/or clinical testing or the timing or likelihood of regulatory approvals;
•our ability or, with respect to inclisiran, our partner’s ability, to obtain and maintain regulatory approval, pricing and reimbursement for ONPATTRO, GIVLAARI or any future products, including lumasiran and inclisiran;
•the status of our manufacturing operations and the construction of our manufacturing facility and any delays, interruptions or failures in the manufacture and supply of ONPATTRO, GIVLAARI or any of our product candidates by our contract manufacturers or by us;
•our progress continuing to build and leverage commercial and ex-United States, or U.S, infrastructure; successfully launching, marketing and selling our approved products globally;
•our ability to successfully expand the indication for ONPATTRO in the future;
•the possible impact of any competing products on the commercial success of ONPATTRO and GIVLAARI and our product candidates and our ability to compete against such products;
•our ability to manage our growth and operating expenses;
•our expectations regarding our STAr pipeline growth strategy and our ability to meet or exceed our Alnylam 2020 guidance for the advancement and commercialization of RNAi therapeutics;
•our expectations regarding the length of time our current cash, cash equivalents and marketable debt and equity securities will support our operations based on our current operating plan;
•our belief that the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable profile without the need for future equity financing;
•our dependence on third parties for development, manufacture and distribution of products;
•our expectations regarding our corporate collaborations, including potential future licensing fees and milestone and royalty payments under existing or future agreements;
•obtaining, maintaining and protecting our intellectual property;

•our ability to attract and retain qualified key management and scientists, development, medical and commercial staff, consultants and advisors;
•the outcome of litigation or other legal proceedings;
•the risk of government investigations;
•regulatory developments in the U.S. and foreign countries;
•the impact of laws and regulations;
•developments relating to our competitors and our industry; and
•other risks and uncertainties, including those listed under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.
The risks set forth above are not exhaustive. Other sections of this Quarterly Report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, including estimates regarding the impact of the COVID-19 pandemic on our financial statements. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$467,779	$547,178
Marketable debt securities	836,346	975,017
Marketable equity securities	38,078	13,967
Accounts receivable, net	75,572	43,011
Inventory	68,300	56,348
Prepaid expenses and other current assets	98,698	80,343
Total current assets	1,584,773	1,715,864
Property, plant and equipment, net	429,814	425,179
Operating lease right-of-use assets	221,280	221,197
Restricted investments	24,725	14,825
Other assets	19,032	18,069
Total assets	$2,279,624	$2,395,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,484	$49,884
Accrued expenses	183,221	197,201
Operating lease liability	29,043	27,688
Deferred revenue	86,043	77,821
Total current liabilities	338,791	352,594
Operating lease liability, net of current portion	275,782	276,135
Deferred revenue, net of current portion	306,124	318,383
Other liabilities	9,198	9,330
Total liabilities	929,895	956,442
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 113,168 shares issued and outstanding as of March 31, 2020; 112,188 shares issued and outstanding as of December 31, 2019	1,131	1,122
Additional paid-in capital	5,289,966	5,201,176
Accumulated other comprehensive loss	(32,059)	(36,518)
Accumulated deficit	(3,909,309)	(3,727,088)
Total stockholders’ equity	1,349,729	1,438,692
Total liabilities and stockholders’ equity	$2,279,624	$2,395,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Statements of Operations
Revenues:
Net product revenues	$71,938	$26,291
Net revenues from collaborations	27,538	7,003
Total revenues	99,476	33,294
Operating costs and expenses:
Cost of goods sold	13,302	3,347
Research and development	169,571	129,127
Selling, general and administrative	126,761	89,608
Total operating costs and expenses	309,634	222,082
Loss from operations	(210,158)	(188,788)
Other income:
Interest income	5,480	7,525
Other income	23,032	43
Total other income	28,512	7,568
Loss before income taxes	(181,646)	(181,220)
Provision for income taxes	(575)	(695)
Net loss	$(182,221)	$(181,915)
Net loss per common share - basic and diluted	$(1.62)	$(1.73)
Weighted-average common shares used to compute basic and diluted net loss per common share	112,748	105,400

Statements of Comprehensive Loss
Net loss	$(182,221)	$(181,915)
Other comprehensive income:
Unrealized gain on marketable debt securities	4,045	360
Foreign currency translation	340	—
Defined benefit pension plans, net of tax	74	—
Comprehensive loss	$(177,762)	$(181,555)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	112,188	$1,122	$5,201,176	$(36,518)	$(3,727,088)	$1,438,692
Exercise of common stock options, net of tax withholdings	976	9	54,212	—	—	54,221
Issuance of common stock under equity plans	4	—	—	—	—	—
Stock-based compensation expense related to equity-classified awards	—	—	34,578	—	—	34,578
Other comprehensive income	—	—	—	4,459	—	4,459
Net loss	—	—	—	—	(182,221)	(182,221)
Balance as of March 31, 2020	113,168	$1,131	$5,289,966	$(32,059)	$(3,909,309)	$1,349,729

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	101,177	$1,011	$4,175,139	$(33,213)	$(2,840,972)	$1,301,965
Exercise of common stock options, net of tax withholdings	207	3	11,406	—	—	11,409
Issuance of common stock under equity plans	4	—	(58)	—	—	(58)
Issuance of common stock under benefit plans	12	—	784	—	—	784
Issuance of common stock, net of offering costs	5,000	50	381,850	—	—	381,900
Stock-based compensation expense related to equity-classified awards	—	—	32,541	—	—	32,541
Other comprehensive income, net of tax	—	—	—	360	—	360
Net loss	—	—	—	—	(181,915)	(181,915)
Balance as of March 31, 2019	106,400	$1,064	$4,601,662	$(32,853)	$(3,022,887)	$1,546,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(182,221)	$(181,915)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,613	3,838
Amortization and interest accretion related to operating leases	9,393	10,255
Stock-based compensation	34,578	32,032
Unrealized gain on marketable equity securities	(24,111)	—
Other	660	(1,075)
Changes in operating assets and liabilities:
Accounts receivable, net	(32,882)	(15,041)
Proceeds from landlord lease incentive for tenant improvements	—	12,386
Inventory	(11,952)	(7,134)
Prepaid expenses and other assets	(19,958)	(8,988)
Accounts payable, accrued expenses and other liabilities	(14,215)	(24,332)
Deferred revenue	(4,030)	(834)
Operating lease liability	(9,036)	(7,702)
Net cash used in operating activities	(246,161)	(188,510)
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,617)	(44,049)
Purchases of marketable debt securities	(396,409)	(256,996)
Sales and maturities of marketable securities	539,614	403,697
Purchases of restricted investments	(9,900)	—
Net cash provided by investing activities	113,688	102,652
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	53,869	9,031
Offering proceeds, net of costs	—	381,900
Net cash provided by financing activities	53,869	390,931
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(631)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,235)	305,073
Cash, cash equivalents and restricted cash, beginning of period	549,628	422,631
Cash, cash equivalents and restricted cash, end of period	$470,393	$727,704
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$6,619	$13,033
Lease liabilities arising from obtaining right-of-use assets	$2,939	$—
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
In August 2018, we received approval for ONPATTRO from the United States Food and Drug Administration, or FDA, and began commercializing and generating product revenues in the U.S., and also received marketing authorization for ONPATTRO from the European Commission, or EC. As of March 31, 2020, we have launched ONPATTRO in the U.S., Europe, Japan and in several additional countries. In November 2019, we received approval for GIVLAARI from the FDA and began commercializing and generating product revenues in the U.S. in December 2019. In March 2020, we received marketing authorization for GIVLAARI from the EC, and in April 2020, we launched GIVLAARI in Germany. Regulatory filings in additional markets are pending or planned for 2020 and beyond for both products.
2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying condensed consolidated financial statements of Alnylam are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2019, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 13, 2020. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.
The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Reclassification
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt and equity securities as of March 31, 2020, together with the cash we expect to generate from product sales and under our alliances and strategic

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financing collaboration, will be sufficient to enable us to advance our long-term strategic goals for multiple years from the filing of this Quarterly Report on Form 10-Q.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued new accounting guidance which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard became effective for us on January 1, 2020 and did not have a significant impact on our condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued amendments to accounting guidance that eliminate, add and modify certain disclosure requirements on fair value measurements. The new standard became effective for us on January 1, 2020 and did not have a significant impact on our condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued new accounting guidance to clarify the accounting for implementation costs in cloud computing arrangements (hosting arrangements). The new standard requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The new standard became effective for us on January 1, 2020 and did not have a significant impact on our condensed consolidated financial statements and related disclosures.
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
In December 2019, the FASB issued amendments to accounting guidance that simplify the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. We early adopted the amendments as of January 1, 2020, on a prospective basis. The amendments did not have a significant impact on our condensed consolidated financial statements and related disclosures.
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended March 31,
(In thousands)	2020	2019
United States	$42,470	$18,760
Europe	21,166	7,531
Rest of World (primarily Japan)	8,302	—
Total	$71,938	$26,291

	Three Months Ended March 31,
(In thousands)	2020	2019
ONPATTRO	$66,664	$26,291
GIVLAARI	5,274	—
Total	$71,938	$26,291
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of March 31, 2020	As of December 31, 2019
Receivables included in “Accounts receivable, net”	$49,601	$28,082

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands)	2020	2019
Regeneron Pharmaceuticals (Regeneron)	$19,503	$—
Vir Biotechnology (Vir)	6,516	928
The Medicines Company (MDCO)	1,060	1,745
Sanofi Genzyme (Sanofi)	—	4,117
Other	459	213
Total	$27,538	$7,003
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of March 31, 2020	As of December 31, 2019
Receivables included in “Accounts receivable, net”	$25,970	$14,929
Contract liabilities included in “Deferred revenue”	152,829	153,117
The following table presents revenue recognized as a result of changes in contract liability related to our collaboration agreements:

	Three Months Ended March 31,
(In thousands)	2020	2019
Amounts included in contract liability at the beginning of the period	$14,678	$928
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended March 31,
	2020			2019
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron	$4,612	$—	$11,491	$—	$—	$—
Vir	339	52	1,693	294	236	129
MDCO	998	—	266	1,612	10	50
Sanofi	—	17	231	4,826	135	59
Total	$5,949	$69	$13,681	$6,732	$381	$238
The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for (i) clinical and manufacturing expenses, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenue from collaborations. For the three months ended March 31, 2020 and 2019, we did not incur material selling, general and administrative expenses related to our collaboration agreements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product Alliances
Vir Biotechnology, Inc.
In October 2017, we and Vir Biotechnology, Inc., or Vir, entered into a collaboration and license agreement, or the Vir Agreement, for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic hepatitis B virus, or HBV, infection.
Pursuant to the Vir Agreement, we granted to Vir an exclusive license to develop, manufacture and commercialize ALN-HBV02 (VIR-2218), for all uses and purposes other than certain excluded fields, as set forth in the Vir Agreement. In addition, we granted Vir an exclusive option for up to four additional RNAi therapeutic programs for the treatment of infectious diseases. Under the terms of the Vir Agreement, for each product arising from the HBV program, including ALN-HBV02, we retain the right to opt into a profit-sharing arrangement prior to the start of a Phase 3 clinical trial. In addition, we have the right on a product-by-product basis with respect to each additional infectious disease program that Vir elects to pursue, to opt into a profit-sharing arrangement for each such product at any time during a specified period prior to the achievement of clinical proof of concept for each such product.
Pursuant to the Vir Agreement, Vir paid us an upfront fee of $10.0 million and issued to us 1,111,111 shares of its common stock. Under the Vir Agreement, we may also receive milestone payments upon the achievement of certain development, regulatory and commercial milestones, as well as royalties on the net sales of licensed products ranging from high-single-digit to sub-teen double-digit percentages. In March 2020, we achieved a development milestone relating to ALN-HBV02 and earned 1,111,111 shares of Vir's common stock and a $15.0 million cash payment. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the Vir Agreement.
In March 2020, we entered into an amendment to the Vir Agreement to expand our collaboration to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19. Under the Vir amendments, we and Vir will each be responsible for pre-clinical development costs incurred by each such party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan. We and Vir will equally share costs incurred in connection with the manufacture of non-GMP drug product required for pre-clinical development prior to filing an IND for the first product in the coronavirus program. Vir will lead all development and commercialization of any selected development candidates. At clinical proof of concept, we will have an option to share equally in the profits and losses associated with the development and commercialization of the coronavirus program. Alternatively, we may elect to earn development and commercialization milestones and royalties on net sales of products resulting from the collaboration in amounts agreed upon for the coronavirus program.
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
We identified one performance obligation under the Vir Agreement, as amended comprised of: i) the exclusive license to develop, manufacture and commercialize RNAi therapeutics (including ALN-HBV02 and other infectious diseases), ii) the obligation to deliver four additional development candidates and supply product for each of the RNAi therapeutic programs for the treatment of infectious diseases, and iii) the obligation to deliver a development candidate and supply product for SARS-CoV-2. The license is not distinct from the services, including the obligation to deliver development candidates and supply product, as Vir cannot benefit on its own from the value of the license without receipt of such services and supply.
As of March 31, 2020, the total transaction price was determined to be $105.2 million, comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, the development milestone and variable consideration related to development, manufacture and supply activities. The total transaction price is allocated entirely to the single performance obligation. We utilized the expected value method to determine the amount of reimbursement for these activities. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of March 31, 2020, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $71.8 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2020, we further amended the Vir Agreement to include up to three additional targets focused on host factors for SARS-CoV-2, including angiotensin converting enzyme-2, or ACE2, and transmembrane protease, serine 2, or TMPRSS2, and potentially a third host target to emerge from Vir’s functional genomics work.
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
Under the terms of the Regeneron Collaboration, we are working exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial five-year research period, which we refer to as the Initial Research Term. Regeneron has an option to extend the Initial Research Term (referred to as the Research Term Extension Period, and together with the Initial Research Term, the Research Term) for up to an additional two years, for a research term extension fee of up to $400.0 million. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver, including our previously announced collaboration with Regeneron to identify RNAi therapeutics for the chronic liver disease nonalcoholic steatohepatitis. We retain broad global rights to all of our other unpartnered liver-directed clinical and pre-clinical pipeline programs. The Regeneron Collaboration is governed by a joint steering committee that is comprised of an equal number of representatives from each party.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
		$521,600

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and during the quarter ended March 31, 2020, there was no change to the transaction price calculated at December 31, 2019. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation and future cost reimbursements, is accounted for as collaboration revenue.
The following table provides a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Revenue Recognized During		Deferred Revenue
Performance Obligations	As of March 31, 2020	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	As of March 31, 2020	As of December 31, 2019	Accounting Guidance
Research Services Obligation	$200,600	$12,300	$—	$72,300	$84,800	ASC 606
C5 License Obligation	108,500	—	—	65,800	65,800	ASC 606
C5 Co-Co Obligation	246,000	4,200	—	239,000	243,000	ASC 808
	$555,100	$16,500	$—	$377,100	$393,600
As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied is $296.8 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
5. INVENTORY
The components of inventory are summarized as follows:

(In thousands)	As of March 31, 2020	As of December 31, 2019
Raw materials	$30,662	$15,418
Work in progress	33,412	38,275
Finished goods	4,226	2,655
Total	$68,300	$56,348

6. FAIR VALUE MEASUREMENTS
The following tables present information about our assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. treasury securities	$136,492	$—	$136,492	$—
Money market funds	254,627	254,627	—	—
Marketable debt securities:	—	—		—
Certificates of deposit	5,134	—	5,134	—
Commercial paper	21,792	—	21,792	—
Corporate notes	114,280	—	114,280	—
U.S. government-sponsored enterprise securities	105,297	—	105,297	—
U.S. treasury securities	589,843	—	589,843	—
Marketable equity securities	38,078	38,078	—	—
Restricted cash (money market funds)	1,483	1,483	—	—
Total	$1,267,026	$294,188	$972,838	$—

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	As of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,439	$—	$3,439	$—
U.S. treasury securities	336,693	—	336,693	—
Money market funds	119,882	119,882	—	—
Marketable debt securities:
Certificates of deposit	4,301	—	4,301	—
Commercial paper	36,474	—	36,474	—
Corporate notes	146,040	—	146,040	—
U.S. government-sponsored enterprise securities	32,488	—	32,488	—
U.S. treasury securities	755,714	—	755,714	—
Marketable equity securities	13,967	13,967	—	—
Restricted cash (money market funds)	1,482	1,482	—	—
Total	$1,450,480	$135,331	$1,315,149	$—
During the three months ended March 31, 2020 and 2019, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three months ended March 31, 2020 or 2019.
The following tables summarize our marketable debt securities:

	As of March 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,141	$—	$(7)	$5,134
Commercial paper	21,792	—	—	21,792
Corporate notes	114,592	9	(321)	114,280
U.S. government-sponsored enterprise securities	105,028	275	(6)	105,297
U.S. treasury securities	722,103	4,232	—	726,335
Total	$968,656	$4,516	$(334)	$972,838

	As of December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,303	$—	$(2)	$4,301
Commercial paper	39,913	—	—	39,913
Corporate notes	146,016	58	(34)	146,040
U.S. government-sponsored enterprise securities	32,487	3	(2)	32,488
U.S. treasury securities	1,092,293	185	(71)	1,092,407
Total	$1,315,012	$246	$(109)	$1,315,149

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of March 31, 2020	As of December 31, 2019
Cash and cash equivalents	$136,492	$340,132
Marketable debt securities	836,346	975,017
Total	$972,838	$1,315,149

8. RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
(In thousands)	2020	2019
Cash and cash equivalents	$467,779	$724,959
Restricted cash included in prepaid expenses and other current assets	167	439
Restricted cash included in long-term other assets	2,447	2,306
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$470,393	$727,704

9. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component, for the three months ended March 31, 2020 and 2019:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(32,792)	$(3,520)	$137	$(343)	$(36,518)
Other comprehensive income before reclassifications	—	—	1,317	340	1,657
Amounts reclassified from other comprehensive income	—	74	2,728	—	2,802
Net other comprehensive income	—	74	4,045	340	4,459
Balance as of March 31, 2020	$(32,792)	$(3,446)	$4,182	$(3)	$(32,059)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Losses from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(32,792)	$—	$(421)	$—	$(33,213)
Other comprehensive income before reclassifications	—	—	346	—	346
Amounts reclassified from other comprehensive income	—	—	14	—	14
Net other comprehensive income	—	—	360	—	360
Balance as of March 31, 2019	$(32,792)	$—	$(61)	$—	$(32,853)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as interest income and other income, respectively, in the condensed consolidated statements of operations and comprehensive loss.
10. EQUITY
Public Offering
In January 2019, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of $381.9 million after deducting underwriting discounts and commissions and other offering expenses of approximately $5.6 million.
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended March 31,
(In thousands)	2020	2019
Research and development	$16,049	$16,125
Selling, general and administrative	18,529	15,907
Total	$34,578	$32,032

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
The following common share equivalents were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of March 31,
(In thousands)	2020	2019
Options to purchase common stock	13,609	13,868
Unvested restricted common stock	1,411	717
Total	15,020	14,585

13. COMMITMENTS AND CONTINGENCIES
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
Securities Litigation
On September 26, 2018, Caryl Hull Leavitt, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws against us, our Chief Executive Officer and our former Chief Financial Officer

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in the United States District Court for the Southern District of New York. By stipulation of the parties and Order of the Court dated November 20, 2018, the action was transferred to the United States District Court for the District of Massachusetts. On May 8, 2019, the Court entered an order appointing a lead plaintiff, and on July 3, 2019, lead plaintiff filed a consolidated class action complaint, or the Complaint. In addition to the originally named defendants, the Complaint also named as defendants certain of our other executive officers, and purported to be brought on behalf of a class of persons who acquired our securities between September 20, 2017 and September 12, 2018 and sought to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Complaint alleged, among other things, that the defendants made materially false and misleading statements related to the efficacy and safety of our product, ONPATTRO. The plaintiff sought, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a motion to dismiss the Complaint in its entirety on July 31, 2019. The motion to dismiss was fully briefed on September 30, 2019. On March 23, 2020, the Court allowed our motion and dismissed the Complaint without prejudice. On April 13, 2020, the plaintiff filed a motion seeking to amend the judgment to permit the plaintiff to file a further amended complaint. Defendants filed an opposition to that motion on April 17, 2020.
On September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. On November 7, 2019, plaintiff filed an amended complaint, or the New York Complaint. The New York Complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our November 14, 2017 public stock offering. The New York Complaint purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the results of our APOLLO Phase 3 clinical trial of patisiran. The plaintiff seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, rescissory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a joint motion to dismiss the New York Complaint in its entirety on December 20, 2019. Plaintiff’s response to that motion was filed on February 3, 2020, and defendants filed a joint reply on March 4, 2020. Defendants' motion remains pending.
We believe that the allegations contained in the complaints are without merit and intend to defend the cases vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liabilities, if any, which may arise therefrom.
14. DEFINED BENEFIT PLANS
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The unfunded benefit obligation corresponds to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases and pension adjustments, offset by the fair value of the assets held by plan. The unfunded benefit obligation was approximately $4.3 million as of March 31, 2020 and December 31, 2019, and is recorded in other liabilities on the condensed consolidated balance sheet. The total net periodic benefit cost for the three months ended March 31, 2020 and 2019 was not material.
15. SUBSEQUENT EVENTS
On April 10, 2020, we entered into a broad strategic financing collaboration with the Blackstone Group Inc., or Blackstone, under which Blackstone will provide up to $2.0 billion to support our advancement of innovative RNAi medicines that have the potential to transform the lives of patients suffering from a range of debilitating diseases. The strategic financing collaboration includes: (1) $1.0 billion in committed payments to acquire 50% of royalties and 75% of commercial milestones payable to us in connection with sales of inclisiran; (2) up to $750.0 million in a first lien senior secured term loan; (3) up to $150.0 million for development of vutrisiran and ALN-AGT, subject to completion of a definitive agreement; and (4) the purchase of $100.0 million of our common stock.

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
We continue to execute on our Alnylam 2020 strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Based on our accomplishments to-date, we are confident we will achieve our Alnylam 2020 goals by the end of 2020. Specifically, our broad pipeline of investigational RNAi therapeutics is focused in four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. We now have two marketed products that are within the Genetic Medicines STAr, ONPATTRO and GIVLAARI. ONPATTRO is approved by the United States Food and Drug Administration, or FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in several additional countries. Regulatory filings in other territories are pending and additional filings are planned for 2020. In November 2019, we received regulatory approval for GIVLAARI from the FDA for the treatment of adults with acute hepatic porphyria, or AHP, and in March 2020, GIVLAARI was granted marketing authorisation by the European Commission, or EC, for the treatment of AHP in adults and adolescents aged 12 years and older. We have also filed a marketing authorisation application, or MAA, for givosiran (the non-branded drug name for GIVLAARI) in Brazil and additional regulatory filings are planned for 2020 and beyond.
We have six late-stage investigational programs, advancing toward potential commercialization. These programs include our wholly owned programs: givosiran for the treatment of adolescent patients with AHP, lumasiran for the treatment of primary hyperoxaluria type 1, or PH1, patisiran (the non-branded drug name for ONPATTRO) for the treatment of transthyretin amyloidosis, or ATTR amyloidosis, with cardiomyopathy, and vutrisiran for the treatment of ATTR amyloidosis. Inclisiran for the treatment of hypercholesterolemia and atherosclerotic cardiovascular disease, or ASCVD, is being advanced by our partner, The Medicines Company (acquired by Novartis AG in January 2020), or MDCO, and fitusiran for the treatment of hemophilia is being advanced by our partner Sanofi Genzyme, the specialty care global business unit of Sanofi.
In December 2019, we reported positive topline results from our ILLUMINATE-A Phase 3 clinical trial for lumasiran, our investigational RNAi therapeutic targeting glycolate oxidase, for the treatment of PH1, and in April 2020, based on the positive ILLUMINATE-A data, we submitted a New Drug Application, or NDA, which was accepted by the FDA. Additionally, in April 2020, we announced that we had submitted an MAA for lumasiran with the European Medicines Agency, or EMA. Lumasiran was previously granted an accelerated assessment by the EMA.
Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Regeneron Pharmaceuticals, Inc., or Regeneron, MDCO, Sanofi Genzyme, Vir Biotechnology, Inc., or Vir, and Dicerna Pharmaceuticals, Inc., or Dicerna.
In March 2020, we announced an expansion of our exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19. In April 2020, we further expanded our collaboration with Vir to include up to three human host factor targets relating to susceptibility to coronaviruses, for use in connection with the treatment, palliation, diagnosis or prevention of SARS-CoV-2 and other diseases caused by coronaviruses.
In April 2020, we and Dicerna formed a development and commercialization collaboration on investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin deficiency-associated liver disease, or alpha-1 liver disease. In addition, in

April 2020, we and Dicerna entered into a Patent Cross-License Agreement, pursuant to which each party agreed to cross-license its respective intellectual property related to our lumasiran and Dicerna’s nedosiran investigational programs for the treatment of primary hyperoxaluria.
In April 2020, we entered into a strategic financing collaboration with The Blackstone Group Inc., or Blackstone, to accelerate our advancement of RNAi therapeutics. In connection with the collaboration, Blackstone and its affiliates will provide us up to $2.0 billion in financing, including $1.0 billion in committed payments to acquire 50% of royalties and 75% of commercial milestones payable to us in connection with sales of inclisiran, up to $750.0 million in a first lien senior secured term loan, up to $150.0 million towards the development of vutrisiran and ALN-AGT, subject to completion of a definitive agreement and a purchase of $100.0 million our common stock.
We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. As of March 31, 2020, we had an accumulated deficit of $3.91 billion. Historically, we have generated losses principally from costs associated with the establishment of late-stage clinical and commercial capabilities, including global commercial operations, research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. While we believe 2019 was our peak net loss year, and believe the funding provided by Blackstone should enable us to achieve a self-sustainable financial profile without the need for future equity financing, we expect to continue to incur annual net operating losses for the foreseeable future as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and as of March 31, 2020, we are generating net revenue from product sales for two marketed products, ONPATTRO and GIVLAARI. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, GIVLAARI or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Sanofi Genzyme and MDCO. In addition to revenues from the commercial sales of ONPATTRO and GIVLAARI and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensees, as well as funding due or available to us under our strategic financing collaboration with Blackstone.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. We are monitoring the global outbreak and spread of COVID-19 and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a global work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to our approved medicines, advancing our product candidates under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the potential impact of COVID-19 on our business, please read Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Research and Development
Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of clinical development programs, which includes multiple programs in late-stage development.

Our broad pipeline, including two approved products and multiple investigational RNAi therapeutics across all stages of development, is focused in four STArs: Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases.
Commercial Products and Late-Stage Clinical Development Pipeline
The chart below is a summary of our commercial products and late-stage development programs as of May 5, 2020. It identifies those programs for which we have received marketing approval, those programs for which we have received Breakthrough Therapy Designation from the FDA, the stage of these programs and our commercial rights to such programs:
Early-Stage Clinical Development Pipeline
The chart below is a summary of our early-stage development programs as of May 5, 2020. It identifies those programs in which we have achieved human proof-of-concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, the stage of these programs, and our commercial rights to such programs, as well as programs which we believe could result in an IND or CTA filing in 2020:

During the first quarter of 2020 and recent period, we reported the following updates from ONPATTRO and GIVLAARI commercialization and our late-stage clinical programs:
Commercial
ONPATTRO
•We achieved ONPATTRO net product revenues for the first quarter of 2020 of $66.7 million, and received marketing authorization approval for ONPATTRO in Brazil, and continued progress with market access efforts with recent launches in Italy, Sweden, Israel, Turkey, and Spain.
GIVLAARI
•We achieved GIVLAARI net product revenues for the first quarter of 2020 of $5.3 million, and received marketing authorization approval for GIVLAARI in the EU, and continued progress with market access efforts with initial launch underway.
Late-Stage Clinical Development
•We continued to advance the development of patisiran (the non-proprietary name for ONPATTRO) for the potential treatment of the cardiomyopathy of both hereditary and wild-type ATTR amyloidosis:
◦Continued enrollment in the APOLLO-B Phase 3 study in ATTR amyloidosis patients with cardiomyopathy; and
◦Announced that due to the impact of the COVID-19 pandemic, enrollment delays in APOLLO-B will result in a shift in the enrollment completion date from late 2020 into 2021.
•We continued to advance lumasiran, an investigational RNAi therapeutic in development for the treatment of PH1:
◦Initiated and completed the rolling submission of an NDA to the FDA and submitted an MAA to the EMA;
◦Completed enrollment in the ILLUMINATE-B Phase 3 study in PH1 patients less than six years of age with preserved renal function, and remain on track to report topline results in mid-2020; and
◦Continued enrollment in the ILLUMINATE-C Phase 3 study of lumasiran for the treatment of advanced PH1 in patients of all ages.
•We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis:
◦Completed enrollment in the HELIOS-A Phase 3 study in patients with hereditary ATTR amyloidosis with polyneuropathy, and remain on track to report topline results in early 2021;
◦Received Fast Track Designation from the FDA for the treatment of the polyneuropathy of hATTR amyloidosis; and
◦Continued enrollment in the HELIOS-B Phase 3 study in patients with hereditary and wild-type ATTR amyloidosis with cardiomyopathy.
•Inclisiran, potentially the first and only siRNA cholesterol-lowering treatment, continued to advance under our partner, MDCO (which was acquired by Novartis AG in January 2020), with acceptance of the NDA and MAA for inclisiran by the FDA and EMA, respectively.
•Our partner, Sanofi Genzyme, continued enrollment in the ATLAS Phase 3 program for fitusiran in patients with hemophilia A or B with and without inhibitors, with topline results expected in the first half of 2021.
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of ONPATTRO, GIVLAARI or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, including those risks associated with the COVID-19 pandemic, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products or any approved product for an expanded indication in a timely manner or successfully launch, market and sell any approved product, including ONPATTRO and GIVLAARI, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our projects on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
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
With respect to our Cardio-Metabolic pipeline, in March 2013, we entered into an exclusive, worldwide license with MDCO (acquired by Novartis AG in January 2020) pursuant to which MDCO was granted the right to develop, manufacture and commercialize RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases, including inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for nonalcoholic steatohepatitis, or NASH, and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In April 2020, we entered into a development and commercialization collaboration with Dicerna to advance investigational RNAi therapeutics for the treatment of alpha-1 liver disease.
With respect to our Hepatic Infectious Disease pipeline, in October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic hepatitis B virus, or HBV, infection. In March 2020, we announced an expansion of our exclusive licensing agreement with Vir to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19. In April 2020, we further expanded our broad multi-target existing collaboration for the development and commercialization of RNAi therapeutics for infectious diseases to include up to three additional targets focused on host factors for SARS-CoV-2, including angiotensin converting enzyme-2, or ACE2, and transmembrane protease, serine 2, or TMPRSS2.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on February 13, 2020. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change
Total revenues	$99,476	$33,294	$66,182	199%
Operating costs and expenses	$309,634	$222,082	$87,552	39%
Loss from operations	$(210,158)	$(188,788)	$(21,370)	11%
Total other income	$28,512	$7,568	$20,944	277%
Net loss	$(182,221)	$(181,915)	$(306)	—%
Discussion of Results of Operations

Revenues
Total revenues consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change
Net product revenues	$71,938	$26,291	$45,647	174%
Net revenues from collaborations	27,538	7,003	20,535	293%
Total	$99,476	$33,294	$66,182	199%
Net product revenues
Net product revenues consist of the following, by region:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change
United States	$42,470	$18,760	$23,710	126%
Europe	21,166	7,531	13,635	181%
Rest of World (primarily Japan)	8,302	—	8,302	N/A
Total	$71,938	$26,291	$45,647	174%
Net product revenues consist of the following, by product:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change
ONPATTRO	$66,664	$26,291	$40,373	154%
GIVLAARI	5,274	—	5,274	N/A
Total	$71,938	$26,291	$45,647	174%
Net product sales increased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, as a result of the continued, global expansion of ONPATTRO, in addition to sales generated from our second marketed product, GIVLAARI, subsequent to FDA approval and commercial launch in November and December 2019, respectively.
We anticipate net product revenues to decrease during the three months ended June 30, 2020 in comparison to the three months ended March 31, 2020 due to the impact from the COVID-19 pandemic, however, we expect net product revenues to increase for the twelve-month period ending December 31, 2020, as compared to the same twelve-month period in 2019, as we continue to add new patients onto ONPATTRO and GIVLAARI therapy, as well as launch our approved products into additional markets, assuming regulatory approvals.
Net revenues from collaborations
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change
Regeneron	$19,503	$—	$19,503	N/A
Vir	6,516	928	5,588	602%
MDCO	1,060	1,745	(685)	(39)%
Sanofi Genzyme	—	4,117	(4,117)	(100)%
Other	459	213	246	115%
Total	$27,538	$7,003	$20,535	293%
Net revenues from collaborations increased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to an increase in revenues recognized in connection with our collaboration agreement with Regeneron.
We expect net revenues from collaborations to increase for the twelve-month period ending December 31, 2020, as compared to the same twelve-month period in 2019, primarily due to increased reimbursable activities and milestones under our existing collaborations, as well as an increase in revenues to be recognized in connection with our collaborations with Regeneron and Vir.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change
Cost of goods sold	$13,302	$3,347	$9,955	297%
Research and development	169,571	129,127	40,444	31%
Selling, general and administrative	126,761	89,608	37,153	41%
Total	$309,634	$222,082	$87,552	39%
Cost of goods sold. Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenues, third-party royalties, and amortization of licensing rights. Cost of goods sold increased during the three months ended March 31, 2020, as compared to the same period in the prior year, due to the increase in net product revenues and an increase in sales of capitalized inventory. Based on our policy, we record costs associated with the manufacturing of our products as research and development expense prior to FDA approval or until we expect that these costs will be recoverable through commercialization of our products (zero-cost inventory). Certain units of product sold and recognized as revenue during the three months ended March 31, 2020 and 2019 were zero-cost inventory and therefore the cost of goods sold for the three months ended March 31, 2020 and 2019 reflects only a portion of the manufacturing cost of our commercial products. We will continue to sell our zero-cost inventory of GIVLAARI throughout 2020. We anticipate variability in our cost of goods sold as a percentage of net product revenues due to the timing of manufacturing runs and utilization and the depletion of zero-cost inventories, as well as future product launches.
We expect that cost of goods sold will increase for the twelve-month period ending December 31, 2020, as compared to the same twelve-month period in 2019, primarily as a result of an expected increase in net product sales as well as the sale of capitalized inventory.
Research and development. Research and development expenses consist on the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change
Clinical trial and manufacturing	$56,525	$34,601	$21,924	63%
Compensation and related	48,163	36,377	11,786	32%
External services	17,661	13,530	4,131	31%
Stock-based compensation	16,049	16,125	(76)	(0)%
Facilities-related	15,701	12,227	3,474	28%
Lab supplies, materials, and other	13,059	8,667	4,392	51%
License Fees	2,413	7,600	(5,187)	(68)%
Total	$169,571	$129,127	$40,444	31%
For the three months ended March 31, 2020, the increase in research and development expenses, as compared to the same period in the prior year, was primarily related to the following:
•Increased clinical trials and manufacturing and lab supplies, materials and other expenses as a result of increased preclinical and clinical services related to the advancement of our early- and late-stage programs to support our long-term strategic goals; and
•Increased compensation and related expenses as a result of growth in headcount to support our goals for 2020.
During the three months ended March 31, 2020 and 2019, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and manufacturing services. The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended March 31,
(In thousands)	2020	2019
Regeneron	$16,103	$—
Vir	2,084	659
MDCO	1,264	1,672
Sanofi Genzyme	248	5,020
Total	$19,699	$7,351
Selling, general and administrative. Selling, general and administrative expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change
Compensation and related	$46,829	$30,123	$16,706	55%
Consulting and professional services	38,992	25,826	13,166	51%
Facilities-related and other	22,411	17,752	4,659	26%
Stock-based compensation	18,529	15,907	2,622	16%
Total	$126,761	$89,608	$37,153	41%
For the three months ended March 31, 2020, the increase in selling, general and administrative expenses, as compared to the same period in the prior year, was primarily related to the following:
•Increased compensation and related and consulting and professional services expenses as a result of increased overall corporate headcount to support long-term strategic growth, and the continued commercialization of ONPATTRO and GIVLAARI.
We expect that research and development expenses combined with selling, general and administrative expenses will increase for the twelve-month period ending December 31, 2020, as compared to the same twelve-month period in 2019, as we continue to develop our pipeline, advance our product candidates, including partnered programs, into later-stage development, prepare regulatory submissions and build-out of our global commercial infrastructure and field team to support ONPATTRO, GIVLAARI and potentially additional product launches, However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.
Total Other Income. For the three months ended March 31, 2020, total other income increased, as compared to the same period in the prior year, primarily due to unrealized gains in marketable equity securities of $24.1 million.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss	$(182,221)	$(181,915)
Adjustments to reconcile net loss to net cash used in operating activities	28,133	45,050
Changes in operating assets and liabilities	(92,073)	(51,645)
Net cash used in operating activities	(246,161)	(188,510)
Net cash provided by investing activities	113,688	102,652
Net cash provided by financing activities	53,869	390,931
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(631)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,235)	305,073
Cash, cash equivalents and restricted cash, beginning of period	549,628	422,631
Cash, cash equivalents and restricted cash, end of period	$470,393	$727,704

Since we commenced operations in 2002, we have generated significant losses. As of March 31, 2020, we had an accumulated deficit of $3.91 billion. As of March 31, 2020, we had cash, cash equivalents and marketable debt and equity securities of $1.34 billion, compared to $1.54 billion as of December 31, 2019.
Operating activities
Net cash used in operating activities increased during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to the increase in our operating expenses to support overall growth offset by certain non-cash adjustments, including the unrealized gain from our marketable equity securities, as well as changes in certain operating assets and liabilities due to the timing of receipts on accounts receivable, buildup of inventory or payments of prepaid expenses and other assets.
Investing activities
Net cash provided by investing activities increased during the three months ended March 31, 2020, compared to the same period in the prior year, primarily due to a decrease in purchases of property, plant and equipment partially offset by an increase of restricted cash collateral to support letters of credit.
Financing activities
Net cash provided by financing activities decreased during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to net proceeds of $381.9 million received from our January 2019 underwritten public offering, for which similar financing did not occur in 2020, offset by an increase in cash received from the exercise of employee stock options.
Operating Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of March 31, 2020, have two globally marketed products, ONPATTRO and GIVLAARI. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt and equity securities as of March 31, 2020, together with the cash we expect to generate from product sales, and under our current alliances, as well as the funds due or available to us a result of the strategic financing collaboration with Blackstone, will be sufficient to enable us to advance our long-term strategic goals for multiple years from the filing of this Quarterly Report on Form 10-Q.
Although we believe the strategic financing collaboration with Blackstone will enable us to achieve a self-sustainable financial profile without the need for further equity financing, in the future, we may seek additional funding through new collaborative arrangements, public or private debt financings, royalty or other monetization transactions or a combination of one or more of these funding sources. Additional funding may not be available to us on acceptable terms or at all. Moreover, the terms of any additional financing may adversely affect the holdings or the rights of our stockholders.
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes in our contractual obligations and commitments since December 31, 2019.
Recent Accounting Pronouncements
Please read Note 2 to our condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, there have been no significant changes to the financial market risks described as of December 31, 2019. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For a discussion of material pending legal proceedings, please read Note 14, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to Our Financial Results
The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could have a material adverse impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials and preclinical studies.
In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced and it has now reached multiple regions, countries and cities, including Cambridge, Massachusetts where our primary office and laboratory space is located, and all countries in which we have offices. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.
In response to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy for all employees who are able to perform their duties remotely, and have generally restricted on-site staff to only those personnel and contractors who perform essential activities that need to be completed on-site and limited the number of staff in any given laboratory, manufacturing facility or other facility. We also suspended non-essential travel worldwide for our employees and may take further measures as the pandemic continues. In addition, our customer-facing employees in most markets have moved to virtual interactions with healthcare providers, administrators, patients, payers, regulators and other government employees. The effects of government-imposed quarantines and our work-from-home policies may negatively impact productivity , or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.
As a result of the COVID-19 outbreak, we may experience disruptions that could severely impact our business and operations, including our ability to successfully commercialize our approved products, ONPATTRO and GIVLAARI, and due to the current pandemic, we may not be able to meet expectations with respect to commercial sales. For example, due to the impact of the COVID-19 pandemic, product revenues for ONPATTRO could potentially decrease by about 10% in the second quarter of 2020, and our ONPATTRO product revenues could be less than originally forecast for 2020. In addition, business interruptions from the current or future pandemics, including staffing shortages, production slowdowns and disruptions in delivery systems, may also adversely impact the third parties we or our partners rely on in the U.S. and abroad to sufficiently manufacture our approved products and to produce product candidates in quantities we require, which may impair our commercialization efforts, our research and development activities and the potential commercialization of our product candidates.
Additionally, timely completion of preclinical activities and initiation of planned clinical trials is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as the COVID-19 pandemic. We are conducting and plan to continue to conduct preclinical activities and clinical trials for our drug product candidates in geographies which have been and continue to be affected by COVID-19, and believe that the COVID-19 pandemic will have an impact on various aspects of our ongoing clinical trials and on the clinical and preclinical trials we expected to initiate in 2020. For example, certain trial sites in some of our ongoing clinical trials have been restricted temporarily by the institutions where they are located from scheduling patient visits or permitting onsite monitoring and in some of our ongoing trials, delayed or missed doses of study drug have been reported. In addition, in May 2020, we announced that due to the impact of the COVID-19 pandemic, enrollment delays in our APOLLO-B Phase 3 study of patisiran for the treatment of ATTR amyloidosis with cardiomyopathy will result in a shift in the enrollment completion date from late 2020 into 2021. We also announced that we plan to shift the filing of our IND for ALN-LEC into 2021 in order to focus on our COVID-19 investigational RNAi therapeutic program.

Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced, which could significantly delay the FDA or EMA’s ability to timely review and process any submissions we or our partners have filed or may file. For example, any delay by the FDA or EMA could impact the regulatory review of our NDA and MAA submissions for lumasiran or the NDA and MAA submissions for inclisiran, which is being advanced by our partner, MDCO, which could materially and adversely affect our business.
Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect enrollment in and the conduct of the clinical trials of our product candidates, as well as adversely impact our business generally, include:
•the ongoing diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the availability of necessary materials and the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials;
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact review, inspection and approval timelines;
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and
•business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.
These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. In addition, the trading prices for our common stock and the common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. A recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.
The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the recent COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our commercial results, clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
We have limited experience as a commercial company and the marketing and sale of ONPATTRO, GIVLAARI or any future products may be unsuccessful or less successful than anticipated.
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval in several additional territories. To date, we have launched ONPATTRO in the U.S., Japan, Canada, Brazil and in several countries in Europe. In addition, in November 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA in March 2020. While we have commercially launched ONPATTRO and GIVLAARI, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several product candidates in late-stage clinical development, including lumasiran, which is under review by the FDA and EMA for marketing approval. To execute our business plan of building a multi-product, commercial-stage biopharmaceutical company and achieving a self-sustainable financial profile in the future, in addition to successfully marketing and selling ONPATTRO and GIVLAARI, we will need to successfully:
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
If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, successfully commercialize ONPATTRO, GIVLAARI or any future products, including lumasiran, raise capital, if needed, repay the debt we plan to incur in 2020 and 2021, expand our business, achieve financial self-sustainability or continue our operations.
We have a history of losses and may never become and remain consistently profitable.
We have experienced significant operating losses since our inception. As of March 31, 2020, we had an accumulated deficit of $3.91 billion. Although to date we have launched ONPATTRO in the U.S. and several other countries globally, launched GIVLAARI in the U.S. and Germany, and expect to launch our commercially approved products in additional countries during 2020, we may never attain profitability or positive cash flow from operations. For the quarter ended March 31, 2020, we recognized $71.9 million in net product revenues from sales of ONPATTRO and GIVLAARI. While we believe 2019 was our peak net loss year, we expect to continue to incur annual net operating losses for the foreseeable future and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve a self-sustainable financial profile. While we believe the funding provided by Blackstone should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances.
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
We will require substantial funds to continue our research, development and commercialization activities and if the funds we require are greater than what we have estimated, we may need to critically limit or significantly scale back or cease our operations.
We have used substantial funds to develop our RNAi technologies and will require substantial funds to conduct further research and development, including pre-clinical testing and clinical trials of our product candidates, and to manufacture, market and sell ONPATTRO, GIVLAARI and any other products that are approved for commercial sale, including lumasiran. Because the length of time or activities associated with successful development of our product candidates, including vutrisiran, may be greater than we anticipate, we are unable to estimate the actual funds we will require to develop and commercialize them.
We believe 2019 was our peak net loss year, and believe that our strategic financing collaboration with Blackstone will enable us to achieve a self-sustainable financial profile without need for future equity financing. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•our continued progress in demonstrating that siRNAs can be active as drugs and achieve desired clinical effects;
•progress in our research and development programs, as well as what may be required by regulatory bodies to advance these programs;
•the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any, including milestone payments related to inclisiran, which is being advanced by our partner, MDCO;
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
•the impact of COVID-19 on the initiation or completion of preclinical studies or clinical trials and the supply of our products or product candidates;
•the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;
•the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes;
•the timing, receipt and amount of sales and royalties, if any, from ONPATTRO and GIVLAARI and our other potential products, including lumasiran; and
•the outcome of the regulatory review process and commercial success of drug products for which we are entitled to receive royalties, including inclisiran.
If our estimates, predictions and financial guidance relating to these factors are incorrect, we may need to modify our operating plan and may be required to seek additional funding in the future. We may do so through either collaborative arrangements, public or private equity offerings or debt financings, royalty or other monetization transactions or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all.
In April 2020, we entered into a credit agreement, or Credit Agreement, for up to $750.0 million among us, certain of our subsidiaries (together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP and certain other affiliates of Blackstone, and the other lenders from time to time party thereto, or Lenders, and Wilmington Trust, National Association, as the administrative agent for the lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility to be funded in three tranches, or Term Loans, each tranche to be requested by certain dates specified in the Credit Agreement, and subject to customary terms and conditions in the case of each tranche. In the event certain borrowing conditions are not satisfied as of December 31, 2022, the Lenders are not required to fund the second and third tranches of the term loan facility. If we are unable to secure the borrowings under the second and third tranches of the term loan facility, we may not be able to replace the financing commitment on favorable terms, or at all. The Term Loans mature seven years from the date of the first draw, and bear interest at a variable rate. All obligations under the Credit Agreement will be secured, subject to certain exceptions, by security interests in certain assets, including the intellectual property owned by us relating to ONPATTRO, GIVLAARI and vutrisiran, the equity interests held by the Loan Parties in their subsidiaries, all of the our ownership of the inclisiran royalty remaining after the royalty purchase and material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment. The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. Our ability to satisfy our obligations under this agreement and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
The terms of any financing we may be required to pursue in the future notwithstanding the funds due or available to us from Blackstone may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. For example, pursuant to our stock purchase agreement with Blackstone, we agreed to register the resale of the shares purchased on a registration statement to be filed with the Securities and Exchange Commission within 60 days of April 10, 2020. In addition, subject to certain conditions, Blackstone will be entitled to participate in registered underwritten public offerings by us if other selling stockholders are included in the registration.
If we are unable to obtain additional funding on a timely basis, we may be required to significantly delay or curtail one or more of our research or development programs, or delay or curtail the continued build out of our global commercial infrastructure, and our ability to achieve our long-term strategic goals may be delayed or diminished. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

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
As of March 31, 2020, we had $1.34 billion in cash, cash equivalents and marketable debt and equity securities, excluding the $24.7 million of restricted investments related to the security deposit for the lease of our corporate headquarters in Cambridge, Massachusetts and collateral to support letters of credit. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Changes in tax law could adversely affect our business and financial condition.
Our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including, taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase. In the U.S., the rules dealing with federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
We are continuing to advance our commercial capabilities, including in marketing, sales, market access and distribution, to support our wholly-owned products. We also continue to advance our growing pipeline of RNAi therapeutic opportunities. However, we may not have adequate capacity or capabilities to advance all of our therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, as a result of our broad strategic alliance with Sanofi Genzyme formed in 2014, Sanofi Genzyme is now developing and commercializing fitusiran globally. In addition, we formed a collaboration with MDCO (which was acquired by Novartis AG in January 2020) to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection, and in early 2020, we expanded our exclusive licensing agreement to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19, as well as up to three human host factor targets relating to susceptibility to coronaviruses, for use in connection with the treatment, palliation, diagnosis or prevention of SARS-CoV-2 and other diseases caused by coronaviruses. In April 2020, we entered into a development and commercialization collaboration with Dicerna to advance investigational RNAi therapeutics for the treatment of alpha-1 liver disease. With respect to our CNS/Ocular Disease pipeline, in April 2019, we announced a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver.
In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Regeneron for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs, (ii) MDCO for all future development and commercialization of inclisiran worldwide, and (iii) Sanofi Genzyme for the development and commercialization of fitusiran worldwide. In the case of each such collaboration referenced in clauses (i)-(iii) above, we are entitled to royalties on the sales of each of these products. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected. Moreover, if the revenues generated by the royalties received from us by Blackstone with respect to inclisiran sales do not reach a certain level by the end of 2029, Blackstone will be entitled to a higher royalty percentage beginning in 2030, which would have an adverse impact on our revenues beginning in 2030.
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
For certain product candidates, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Regeneron, MDCO, Vir, Dicerna and Sanofi Genzyme. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop these product candidates or other product candidates internally, or to bring our product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate revenues from these product candidates, and this will substantially harm our business.
If any collaborator materially amends, terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.
Our dependence on collaborators for capabilities and funding means that our business could be adversely affected if any collaborator materially amends or terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate. Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances. For example, our agreement with MDCO, which was acquired by Novartis AG in January 2020, relating to the development and commercialization of inclisiran worldwide may be terminated by MDCO at any time upon four months’ prior written notice, provided if the agreement is terminated by MDCO for convenience, MDCO has agreed to grant a license to us under certain of our technology developed in the course of MDCO's activities under the agreement, subject to a royalty to be negotiated between the parties. Moreover, any adverse actions by MDCO or Novartis with respect to the MDCO agreement could adversely impact our ability to comply with our obligations under our agreements with Blackstone. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant amounts of financial and management resources.
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
Although we sold a portion of the expected royalty stream and commercial milestones from the global sales of inclisiran by our collaborator, MDCO, we are entitled to retain the remaining portion of future royalties from the global sales of inclisiran and, if certain specified thresholds are met, to the remaining portion of commercial milestone payments, and any negative developments related to inclisiran could have a material adverse effect on our receipt of those payments.
In April 2020, we sold to Blackstone 50% of the royalties payable to us with respect to net sales by MDCO, its affiliates or sublicensees of inclisiran and 75% of the commercial milestone payments payable to us under the MDCO license and collaboration agreement. If Blackstone does not receive royalty payments in respect of global sales of inclisiran equaling at least $1.0 billion by December 31, 2029, Blackstone’s royalty interest will increase to 55% effective January 1, 2030. Our receipt of future royalty payments and a portion of commercial milestone payments may be negatively impacted if the inclisiran royalty stream and commercial milestones payments are insufficient to meet the specified thresholds. Additional factors that may have an adverse effect on the potential inclisiran royalty stream and commercial milestones include:
•companies working to develop new therapies or alternative formulations of products for ASCVD;
•foreign currency movement, which could have a negative impact on MDCO’s future sales of inclisiran, assuming approval, thereby reducing the royalties;

•any negative developments relating to inclisiran, such as safety, efficacy, or reimbursement issues, could reduce demand for inclisiran;
•any disputes concerning patents, proprietary rights, or license and collaboration agreements could negatively impact our receipt of commercial milestone payments or royalties; and
•adverse regulatory or legislative developments could limit or prohibit the sale of inclisiran, if approved, such as restrictions on the use of inclisiran or safety-related label changes, including enhanced risk management programs, which may significantly reduce expected royalty revenue and commercial milestone payments and could require significant expense to address the associated legal and regulatory issues.
If the revenues generated by sales of inclisiran are lower than expected, our business could be materially adversely affected.
We have limited manufacturing experience and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.
We have limited manufacturing experience. In order to continue to commercialize ONPATTRO and GIVLAARI, continue to develop our current product candidates, including vutrisiran, apply for regulatory approvals and, if approved, commercialize future products, including lumasiran, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under cGMP standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, in April 2016, we completed our purchase of a parcel of land in Norton, Massachusetts, where we are completing construction and qualification of a cGMP manufacturing facility for drug substance for clinical and, eventually, commercial use.
We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and finished product we will require for any clinical trials that we initiate and to support the commercial supply of ONPATTRO, GIVLAARI and any of our other product candidates, including lumasiran. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of CMOs for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing services agreement with Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our product candidates in clinical development, as well as other products the parties may agree upon in the future. We currently rely on Agilent to supply the active pharmaceutical ingredient to support the commercial supply of ONPATTRO and GIVLAARI, and we have entered into a manufacturing services agreement with Agilent for such supply of ONPATTRO and are finalizing an agreement for the commercial supply of GIVLAARI. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CMO’s facility and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are developing our own capabilities to manufacture drug substance for clinical and commercial use.
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
Given the limited number of suppliers for our delivery technology and drug substance, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical use and commercial supply. During 2015, we scaled our cGMP manufacturing capacity for ONPATTRO and believe we have adequate resources to supply our drug product commercial needs. In addition, as noted above, we are developing our own capabilities to manufacture drug substance for clinical and commercial use. In developing these manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. In addition, the construction and qualification of our drug substance facility is a lengthy process to complete and there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers of patisiran formulated bulk drug product and drug substance, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Given our dependence on a limited number of CMOs to supply drug substance for our commercial products and clinical candidates, and our dependence on our own facility to produce patisiran formulated bulk drug product, any delay in supply caused by the COVID-19 pandemic, in particular at Agilent or at our own facilities, could impact our ability to procure sufficient supplies for ONPATTRO and GIVLAARI, and the development of our product candidates could also be delayed. Any delay or setback in the manufacture of ONPATTRO or GIVLAARI could impede ongoing commercial supply, which could significantly impact our revenues and operating results. In addition, to the extent we or our partners rely on CMOs outside of the U.S. to supply drug substance for our product candidates, any delays or disruptions in supply caused by the COVID-19 pandemic could have a material adverse impact on the research and development activities and potential commercialization of our or our partners' product candidates.
The manufacturing process for ONPATTRO, GIVLAARI and any other products that we may develop, including lumasiran, is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply. We may experience difficulty in obtaining adequate manufacturing capacity for our needs and the needs of our collaborators, who we have, in some instances, the obligation to supply. If we are unable to obtain or maintain CMOs for our product candidates and/or our marketed products, or to do so on commercially reasonable terms, we may not be able to successfully develop and commercialize our products.
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
If we are unable to continue to develop and scale our own global marketing, sales, market access and distribution capabilities for ONPATTRO, GIVLAARI and any future products, including lumasiran, if approved, we will not be able to successfully commercialize our products without reliance on third parties.
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
If our third-party service providers cannot adequately and timely fulfill their obligations to us for any reason, including due to disruptions caused by the COVID-19 pandemic on their operations or at the sites they are overseeing, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third party to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to meet deadlines, our development plans and/or regulatory reviews for marketing approvals may be delayed or terminated. As a result, our stock price would likely be negatively impacted, and our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.
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
We have grown our workforce significantly over the past several years and anticipate continuing to add additional employees as we focus on achieving our long-term strategic goals. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may experience disappointing results in a clinical program and our stock price may decline as a result, as was the case following our decision in October 2016 to discontinue our revusiran program, and, to a lesser extent, following our temporary suspension of dosing in our fitusiran program in September 2017. As a result, we may face additional challenges in attracting and retaining employees. In addition, we may not be successful commercializing our approved products and as a result, we may be unable to attract and retain highly qualified sales and marketing professionals to support ONPATTRO, GIVLAARI and our future products, if approved, including lumasiran. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and global commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plan.
Moreover, in response to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy for all employees who are able to perform their duties remotely, and have restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in any given laboratory, manufacturing facility or other facility. These actions may impair our ability to recruit and/or onboard new employees.
We may have difficulty expanding our operations successfully as we continue to evolve from a U.S.- and EU-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.
As we continue the commercial launches of approved products, and increase the number of product candidates we are developing, we will also need to expand our operations in the U.S. and continue to build operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for ONPATTRO in the U.S. and EU and other countries globally, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we now have global development and commercialization rights for ONPATTRO. In addition, we have received regulatory approval for our second RNAi therapeutic, GIVLAARI in the U.S. and EU, and have also filed for marketing approval in Brazil. We plan to file for additional regulatory approvals for both ONPATTRO and GIVLAARI in additional countries during 2020 and beyond.
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
Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat, and we are utilizing what we believe is appropriate social media in connection with our commercialization efforts for ONPATTRO and GIVLAARI, and we intend to do the same for our future products, if approved, including lumasiran. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, for our clinical-stage candidates, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged AE. When such disclosures occur, there is a risk that study enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.
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
Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics (including COVID-19), terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our product candidates could be delayed.
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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. For example, in October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including internal and partnered programs in Phase 3 development, as well as several earlier-stage clinical programs. In December 2019, we reported positive topline results from our ILLUMINATE-A Phase 3 clinical trial for lumasiran, an investigational RNAi therapeutic targeting GO in development for the treatment of PH1, and in April 2020, we submitted an NDA, which was accepted by the FDA, and submitted an MAA, which was granted an accelerated assessment. However, we may not be able to further advance this or any other product candidate through clinical trials and regulatory approval.
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
Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we or our partners may experience difficulty enrolling our clinical trials, including, but not limited to, the ongoing clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. Moreover, given the temporary suspension of dosing in our fitusiran studies in September 2017 due to a fatal thrombotic SAE, people with hemophilia may be more reluctant to enroll in the ATLAS Phase 3 program of fitusiran. In addition, in November 2018 we announced that due to recruitment challenges, we had discontinued a Phase 2 study of cemdisiran in atypical hemolytic uremic syndrome and are focusing our cemdisiran clinical development efforts in a different indication. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, including the impact of public health emergencies such as the COVID-19 pandemic, can result in increased costs, longer development times or termination of a clinical trial.
Although our investigational RNAi therapeutics have been generally well-tolerated in our clinical trials to date, new safety findings may emerge. For example, as noted above, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 open-label extension, or OLE, study. In addition, in October 2016, we made the decision to discontinue our revusiran program. Following reports in the revusiran Phase 2 OLE study of new onset or worsening peripheral neuropathy, the revusiran ENDEAVOUR Phase 3 study DMC assembled in early October 2016 at our request to review these reports and ENDEAVOUR safety data on an unblinded basis. The DMC did not find conclusive evidence for a drug-related neuropathy signal in the ENDEAVOUR trial, but informed us that the benefit-risk profile for revusiran no longer supported continued dosing. We subsequently reviewed unblinded ENDEAVOUR data which revealed an imbalance of mortality in the revusiran arm as compared to placebo. Further, a review by us in 2017 of the ENDEAVOUR results subsequent to the completion of follow-up of the patients post-dosing discontinuation revealed an imbalance in new onset or worsening peripheral neuropathy in the revusiran arm as compared to placebo. We had previously reported, in July 2016, preliminary data from our revusiran Phase 2 OLE study for 12 patients who had reached the 12-month endpoint as of the data transfer date of May 26, 2016. SAEs were observed in 14 patients, one of which, a case of lactic acidosis, was deemed possibly related to the study drug and the patient discontinued treatment. There were a total of seven deaths reported at that time in the revusiran OLE study, all of which were unrelated to the study drug. The majority of the AEs were mild or moderate in severity; injection site reactions, or ISRs, were reported in 12 patients. In August 2015, we reported that three patients had discontinued from the revusiran Phase 2 OLE study due to recurrent localized reactions at the injection site or a diffuse rash; no further discontinuations due to ISRs had occurred as of May 26, 2016.
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
•delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials, including as a result of the COVID-19 pandemic;
•disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including the recent outbreak of COVID-19;
•high drop-out rates for patients and volunteers in clinical trials;
•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;
•inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials or disruption or delays in the clinical supply due to COVID-19;
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
Because the drugs we are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, or treatments in development which are approved by the time we apply for approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. In April 2020, we announced that we submitted an NDA and an MAA for lumasiran. The EMA has granted an accelerated assessment for lumasiran. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies due to the COVID-19 pandemic, may impact the review, inspection and approval timelines for our product candidates, including lumasiran. Any such interruption or delay by the FDA, EMA or comparable foreign regulatory agency in light of COVID-19 pandemic could have a material adverse effect on our efforts to obtain regulatory approval for lumasiran, or our collaborator MDCO's efforts to obtain regulatory approval for inclisiran, which could have a material adverse effect on our financial results.
Any delay or failure in obtaining required approvals for our product candidates could have a material adverse effect on our ability to generate revenues from any product candidate for which we may seek approval in the future. Furthermore, any regulatory approval to market any product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions, which could limit each such product’s market opportunity and have a negative impact on our results of operations and our stock price. In addition, the FDA has the authority to require a Risk Evaluation and Mitigations Strategy, or REMS, plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we could be required to adopt a similar plan, known as a risk management plan, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.
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
Following any initial regulatory approval of drugs we or our partners may develop, including ONPATTRO, which was approved in the U.S. and EU in August 2018, and in several other geographies during 2019, and GIVLAARI, which was approved in the U.S. in November 2019 and in the EU in March 2020, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of ONPATTRO, GIVLAARI or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO and GIVLAARI, as well as any regulatory approvals we receive for any other product candidates, including lumasiran, may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
For example, ONPATTRO utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, or which may not compete favorably with other available options, including inotersen, marketed by Akcea Therapeutics, Inc., or Akcea, which is administered subcutaneously, or tafamidis, marketed by Pfizer, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.

The patient populations suffering from hATTR amyloidosis, AHP and PH1 are small and have not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of these diseases and diagnosis is not improved, our revenue and ability to achieve profitability from ONPATTRO, GIVLAARI and, if approved, lumasiran, may be adversely affected.
Our estimates regarding the potential market size for ONPATTRO, GIVLAARI or any future products, including lumasiran, at the time we commence commercialization, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease. In addition, the U.S. label does not include data from the exploratory cardiac endpoints included in our APOLLO Phase 3 study. This could have an adverse impact on the market opportunity for ONPATTRO in the U.S. In addition, our efforts to raise disease awareness and improve diagnosis of hATTR amyloidosis have also been impacted by the COVID-19 pandemic. For example, Alnylam Act®, our third-party genetic screening initiative in the U.S., Canada and Brazil, has experienced a decrease in submitted samples since the pandemic began. As is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.
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
Our ability to commercialize ONPATTRO, GIVLAARI or any future products, including lumasiran, successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. ONPATTRO, GIVLAARI and other products for which we are able to obtain marketing approval, including lumasiran, may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell ONPATTRO, GIVLAARI or any future products, including lumasiran on a competitive basis. Increasingly, the third-party payors who pay for or reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into more than ten VBAs and are negotiating additional VBAs for ONPATTRO with certain private health insurers. In addition, we have made significant progress toward establishing VBAs for GIVLAARI. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials. Partnering with payers on these agreements is intended to provide more certainty to them for their investment, and help accelerate coverage decisions for patients. The agreements are structured to link our commercially approved products’ performance in real-world use to financial terms. If the price we are able to charge for ONPATTRO, GIVLAARI or any other products we develop, including lumasiran, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.2% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution or that covers a particular provider’s cost of acquiring the drug. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. For example, on December 18, 2019, President Trump, the U.S. Department of Health and Human Services, and the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage or adequate reimbursement rates from both government-funded and private payors for ONPATTRO, GIVLAARI or other new drugs that we develop, including lumasiran, and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
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
A number of other legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed or enacted in recent months and years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted in 2003 and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the U.S. in 2010. These developments could, directly or indirectly, affect our ability to sell ONPATTRO, GIVLAARI or future products, if approved, including lumasiran, at a favorable price.
In particular, in March 2010, the Patient Protection and Affordable Care Act, also referred to as the Affordable Care Act, or the ACA, was signed into law. This legislation changed the system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Among the provisions affecting pharmaceutical companies are the following:
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
•The law established the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery methods.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029; however, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ONPATTRO,

GIVLAARI or any of our product candidates for which we may obtain regulatory approval, including lumasiran, or the frequency with which ONPATTRO, GIVLAARI or any future product, including lumasiran, is prescribed or used.
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
In some countries, including Member States of the EU, or Japan, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of a product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of ONPATTRO, GIVLAARI or any future products, including lumasiran, in those countries would be negatively affected. Another impact from the tightening pricing control could be felt from greater competition from less expensive generic or biosimilar products once the exclusivity expires; the governments have adopted policies to switch prescribed products to generic versions in order to cut the medical cost.
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
If our operations are found to be in violation of any of the aforementioned requirements, we may be subject to penalties, including civil or criminal penalties, criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, or the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, any of which could adversely affect our financial results. We are continuing to establish our global compliance infrastructure following the commercial launches of ONPATTRO in the third quarter of 2018, and GIVLAARI in December 2019, and as we prepare for the launch of our products in additional countries, assuming regulatory approvals. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 (however, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic). Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. Due to legislation amending the statute, including the Bipartisan Budget Act of 2018, these reductions will stay in effect through 2029 unless additional Congressional action is taken. The full impact on our business of these automatic cuts is uncertain.
If other federal spending is reduced, any budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell ONPATTRO, GIVLAARI and any other products we may develop, including lumasiran.
Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns related to COVID-19 continue to prevent the FDA or other regulatory authorities from conducting certain aspects of their regular review and approval processes within specified or customary time periods, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Resolving such delays could force us or our collaborators to incur significant costs, could limit our allowed activities or the allowed activities of our collaborators, could diminish any competitive advantages that we or our collaborators may attain or could adversely affect our business, financial condition, results of operations and prospects, the value of our common stock and our ability to bring new products to market as forecasted. Even without such delay, there is no guarantee we will receive approval for our product candidates on a timely basis, or at all.
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
Our pending patent applications may not result in issued patents. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. Similarly, the ultimate degree of protection that will be afforded to biotechnology inventions, including ours, in the U.S. and foreign countries, remains uncertain and is dependent upon the scope of the protection decided upon by patent offices, courts and lawmakers. Moreover, there are periodic discussions in the Congress of the United States and in international jurisdictions about modifying various aspects of patent law. For example, the America Invents Act, or AIA, included a number of changes to the patent laws of the U.S. If any of the enacted changes do not provide adequate protection for discoveries, including our ability to pursue infringers of our patents for substantial damages, our business could be adversely affected. One major provision of the AIA, which took effect in March 2013, changed U.S. patent practice from a first-to-invent to a first-to-file system. If we fail to file an invention before a competitor files on the same invention, we no longer have the ability to provide proof that we were in possession of the invention prior to the competitor’s filing date, and thus would not be able to obtain patent protection for our invention. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents.
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
There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA marketed products ONPATTRO and GIVLAARI, our late-stage therapeutic candidates being developed by us or our licensees, including lumasiran, inclisiran and fitusiran, as well as our other pipeline products. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates or marketed products, including ONPATTRO and GIVLAARI, or further develop and commercialize future products such as lumasiran and inclisiran, currently under review with the FDA, or continuing to develop candidates in our pipeline being developed by us or our licensees. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products, including ONPATTRO or GIVLAARI, or perform research and development or other activities covered by such patents. For example, during 2017 and 2018, Silence Therapeutics plc, or Silence, filed claims in several jurisdictions, including the High Court of England and Wales, and named us and our wholly owned subsidiary Alnylam UK Ltd. as co-defendants. Silence alleged various claims, including that ONPATTRO infringed one or more Silence patents. There were also a number of related actions brought by us or Silence in connection with this intellectual property dispute. In December 2018, we entered into a Settlement and License Agreement with Silence, resolving all ongoing claims, administrative proceedings, and regulatory proceedings worldwide between us regarding, among other issues, patent infringement, patent invalidity and breach of contract.
If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our product development and commercialization efforts.
Third parties may sue us for infringing their patent rights. For example, in October 2017 Silence sued us in the UK alleging that ONPATTRO and other investigational RNAi therapeutics we or MDCO are developing infringed one or more Silence patents. Likewise, we may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. We and Dicerna settled the ongoing litigation between us in April 2018 and in December 2018 we and Silence settled all ongoing litigation between us. A third party may also claim that we have improperly obtained or used its confidential or proprietary information. For example, in March 2011, Arbutus Biopharma Corp., or Arbutus, filed a civil complaint against us alleging, among other things, misappropriation of its confidential and proprietary information and trade secrets. In November 2012, we settled this litigation and restructured our contractual relationship with Arbutus. In connection with this restructuring, we incurred a $65.0 million charge to operating expenses during the fourth quarter of 2012.
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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, which is now approved in the U.S., the EU, Japan, Brazil, Argentina, Israel, Russia, South Korea and certain countries in Latin America, and inotersen, developed by Ionis and licensed to Akcea, which is now approved in the U.S., the EU, Canada and Brazil, as well as product candidates in various stages of clinical development, including an additional investigational drug being developed by Ionis. Finally, we are aware that Eidos Therapeutics, Inc., or Eidos, initiated a Phase 3 clinical trial of AG10, a TTR stabilizer, in ATTR-CM in February 2019. Eidos also plans to initiate a Phase 3 clinical trial of AG10 in ATTR-PN patients in the first half of 2020. While we believe that ONPATTRO has and will continue to have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with lumasiran, our investigational RNAi therapeutic now in registration for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in Phase 3 development by OxThera AB, reloxaliase an investigational enzyme therapy in Phase 3 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc., and nedosiran, an investigational RNAi therapeutic in development by Dicerna for the treatment of PH. In July 2019, the FDA granted a Breakthrough Therapy Designation to nedosiran for the treatment of patients with PH, and in November 2019, Dicerna announced that it initiated dosing in PHYOX2 pivotal clinical trial of nedosiran that is expected to enroll approximately 36 patients with PH1 and PH type 2. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to our lumasiran product candidate, and Dicerna’s nedosiran product candidate. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
We face competition from other companies that are working to develop novel drugs and technology platforms using technology similar to ours. If these companies develop drugs more rapidly than we do or their technologies, including delivery technologies, are more effective, our ability to successfully commercialize drugs may be adversely affected.
In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working to develop RNAi therapeutic products. Some of these companies are seeking, as we are, to develop chemically synthesized siRNAs as drugs. Others are following a gene therapy approach, with the goal of treating patients not with synthetic siRNAs but with synthetic, exogenously-introduced genes designed to produce siRNA-like molecules within cells. Companies working on chemically synthesized siRNAs include, but are not limited to, Takeda Pharmaceutical Company

Ltd., or Takeda, Marina Biotech, Inc., Arrowhead Pharmaceuticals, Inc., or Arrowhead, and its subsidiary, Calando Pharmaceuticals, Inc., or Calando, Quark Pharmaceuticals, Inc., or Quark, Silence, Arbutus, Sylentis, S.A.U., or Sylentis, Dicerna and its collaborators, WAVE Life Sciences Ltd., Arcturus Therapeutics, Inc., and Genevant Sciences, launched by Arbutus and Roivant Sciences. In addition, we granted licenses or options for licenses to Ionis, Benitec Biopharma Ltd., Arrowhead, and its subsidiary, Calando, Arbutus, Quark, Sylentis and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than us.
In addition, as a result of agreements that we have entered into, Takeda has obtained a non-exclusive license, and Arrowhead, as the assignee of Novartis AG, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea has received marketing approval for an antisense drug, inotersen that was developed by Ionis, in the U.S., the EU, Canada and Brazil, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. Several antisense drugs developed by Ionis have been approved and are currently marketed, and Ionis has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to factors that are beyond our control. The stock market in general has from time to time experienced extreme price and volume fluctuations, and the biotechnology sector in particular has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the clinical development progress or operating performance of these companies, including as a result of adverse development events. For example, the trading price for our common stock and the common stock of other biopharmaceutical companies has been highly volatile during the period of the COVID-19 pandemic. The COVID-19 outbreak continues to rapidly evolve, and the extent to which the outbreak may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These broad market and sector fluctuations have resulted and could in the future result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.
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
For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York. The complaint, as amended, or the Complaint, alleges that we and our Chief Executive Officer, former Chief Financial Officer and certain of our other executive officers violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 20, 2017 and September 12, 2018. On March 23, 2020, the Court granted our motion and dismissed the Complaint without prejudice. On April 13, 2020, the plaintiff filed a motion seeking to amend the judgment to permit the plaintiff to file a further amended complaint. Defendants filed an opposition to that motion on April 17, 2020. We believe that the allegations contained in the now dismissed Complaint are without merit. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, in excess of our insurance coverage, such payments could adversely affect our operations.
We may be the target of similar litigation in the future. For example, on September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint alleging violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County, or the New York State Securities Litigation. We believe the allegations in the New York State Securities Litigation, like those in the Complaint described above, are without merit and if our motion to dismiss the case is not successful, we intend to defend the case vigorously. This litigation and future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.
Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.
A small number of our stockholders beneficially own a substantial amount of our common stock. As of March 31, 2020, our six largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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

ALNYLAM PHARMACEUTICALS, INC.

Date: May 6, 2020	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)