Form 10-Q
period 2020-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2020-08-06
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At July 31, 2020, the registrant had 115,969,783 shares of Common Stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•risks related to the direct or indirect impact of the COVID-19 global pandemic or any future pandemic, such as the scope and duration of the pandemic, government actions and restrictive measures implemented in response, material delays in diagnoses of rare diseases, initiation or continuation of treatment for diseases addressed by our products, or in patient enrollment in clinical trials, potential clinical trial, regulatory review and inspection or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic, and our ability to execute business continuity plans to address disruptions caused by the COVID-19 or any future pandemic;
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
•the status of our manufacturing operations and the construction of our manufacturing facility and any delays, interruptions or failures in the manufacture and supply of ONPATTRO, GIVLAARI, lumasiran, inclisiran, or any of our other product candidates by our contract manufacturers or by us;
•our progress continuing to build and leverage global commercial infrastructure;
•successfully launching, marketing and selling our approved products globally;
•our ability to successfully expand the indication for ONPATTRO in the future;
•the possible impact of any competing products on the commercial success of ONPATTRO and GIVLAARI and our product candidates, including lumasiran and inclisiran, and, with respect to inclisiran, our partner's ability to compete against such products;
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
•our belief that the funding provided by our strategic financing collaboration with The Blackstone Group Inc. and certain of its affiliates should enable us to achieve a self-sustainable profile without the need for future equity financing;
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
•the risk of government investigations;
•regulatory developments in the United States, or U.S., and foreign countries;
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
This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, including estimates regarding the impact of the COVID-19 pandemic on our financial statements and business operations. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$580,829	$547,178
Marketable debt securities	1,258,425	975,017
Marketable equity securities	86,310	13,967
Accounts receivable, net	69,115	43,011
Inventory	77,418	56,348
Prepaid expenses and other current assets	88,349	80,343
Total current assets	2,160,446	1,715,864
Property, plant and equipment, net	439,126	425,179
Operating lease right-of-use assets	229,674	221,197
Restricted investments	24,725	14,825
Receivable related to the sale of future royalties	500,000	—
Other assets	20,396	18,069
Total assets	$3,374,367	$2,395,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,125	$49,884
Accrued expenses	211,186	197,201
Operating lease liability	33,447	27,688
Deferred revenue	107,587	77,821
Liability related to the sale of future royalties	5,957	—
Total current liabilities	384,302	352,594
Operating lease liability, net of current portion	281,618	276,135
Deferred revenue, net of current portion	281,530	318,383
Liability related to the sale of future royalties, net of current portion	1,008,336	—
Other liabilities	18,855	9,330
Total liabilities	1,974,641	956,442
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 115,647 shares issued and outstanding as of June 30, 2020; 112,188 shares issued and outstanding as of December 31, 2019	1,156	1,122
Additional paid-in capital	5,520,320	5,201,176
Accumulated other comprehensive loss	(33,212)	(36,518)
Accumulated deficit	(4,088,538)	(3,727,088)
Total stockholders’ equity	1,399,726	1,438,692
Total liabilities and stockholders’ equity	$3,374,367	$2,395,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statements of Operations
Revenues:
Net product revenues	$77,533	$38,231	$149,471	$64,522
Net revenues from collaborations	26,429	6,483	53,967	13,486
Total revenues	103,962	44,714	203,438	78,008
Operating costs and expenses:
Cost of goods sold	19,929	4,326	33,231	7,673
Research and development	154,996	163,890	324,567	293,017
Selling, general and administrative	127,896	112,769	254,657	202,377
Total operating costs and expenses	302,821	280,985	612,455	503,067
Loss from operations	(198,859)	(236,271)	(409,017)	(425,059)
Other income:
Interest expense	(27,248)	—	(27,248)	—
Interest income	3,165	8,781	8,645	16,306
Other income (expense)	45,039	(453)	68,071	(410)
Change in fair value of liability obligation	—	9,422	—	9,422
Total other income	20,956	17,750	49,468	25,318
Loss before income taxes	(177,903)	(218,521)	(359,549)	(399,741)
Provision for income taxes	(1,326)	(960)	(1,901)	(1,655)
Net loss	$(179,229)	$(219,481)	$(361,450)	$(401,396)
Net loss per common share - basic and diluted	$(1.56)	$(2.02)	$(3.18)	$(3.75)
Weighted-average common shares used to compute basic and diluted net loss per common share	114,911	108,576	113,830	106,997

Statements of Comprehensive Loss
Net loss	$(179,229)	$(219,481)	$(361,450)	$(401,396)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable debt securities	(1,796)	462	2,249	822
Foreign currency translation	571	842	911	842
Defined benefit pension plans, net of tax	72	(4,282)	146	(4,282)
Total other comprehensive (loss) income	(1,153)	(2,978)	3,306	(2,618)
Comprehensive loss	$(180,382)	$(222,459)	$(358,144)	$(404,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	112,188	$1,122	$5,201,176	$(36,518)	$(3,727,088)	$1,438,692
Exercise of common stock options, net of tax withholdings	976	9	54,212	—	—	54,221
Issuance of common stock under equity plans	4	—	—	—	—	—
Stock-based compensation expense related to equity-classified awards	—	—	34,578	—	—	34,578
Other comprehensive income	—	—	—	4,459	—	4,459
Net loss	—	—	—	—	(182,221)	(182,221)
Balance as of March 31, 2020	113,168	1,131	5,289,966	(32,059)	(3,909,309)	1,349,729
Exercise of common stock options, net of tax withholdings	1,233	12	91,861	—	—	91,873
Issuance of common stock under equity plans	283	3	5,298	—	—	5,301
Issuance of common stock to strategic partners, net of closing costs	963	10	99,488	—	—	99,498
Stock-based compensation expense related to equity-classified awards	—	—	33,707	—	—	33,707
Other comprehensive loss	—	—	—	(1,153)	—	(1,153)
Net loss	—	—	—	—	(179,229)	(179,229)
Balance as of June 30, 2020	115,647	$1,156	$5,520,320	$(33,212)	$(4,088,538)	$1,399,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	101,177	$1,011	$4,175,139	$(33,213)	$(2,840,972)	$1,301,965
Exercise of common stock options, net of tax withholdings	207	3	11,406	—	—	11,409
Issuance of common stock under equity plans	4	—	(58)	—	—	(58)
Issuance of common stock under benefit plans	12	—	784	—	—	784
Issuance of common stock, net of costs	5,000	50	381,850	—	—	381,900
Stock-based compensation expense related to equity-classified awards	—	—	32,541	—	—	32,541
Other comprehensive income, net of tax	—	—	—	360	—	360
Net loss	—	—	—	—	(181,915)	(181,915)
Balance as of March 31, 2019	106,400	1,064	4,601,662	(32,853)	(3,022,887)	1,546,986
Exercise of common stock options, net of tax withholdings	203	2	6,180	—	—	6,182
Issuance of common stock under equity plans	55	—	4,022	—	—	4,022
Issuance of common stock under benefit plans	12	—	1,089	—	—	1,089
Issuance of common stock to strategic partners, net of closing costs	4,444	44	390,533	—	—	390,577
Stock-based compensation expense related to equity-classified awards	—	—	30,798	—	—	30,798
Other comprehensive loss, net of tax	—	—	—	(2,978)	—	(2,978)
Net loss	—	—	—	—	(219,481)	(219,481)
Balance as of June 30, 2019	111,114	$1,110	$5,034,284	$(35,831)	$(3,242,368)	$1,757,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(361,450)	$(401,396)
Non-cash adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,813	7,694
Amortization and interest accretion related to operating leases	18,971	18,584
Non-cash imputed interest expense on liability related to the sale of future royalties	27,248	—
Stock-based compensation	68,333	62,635
Unrealized gain on marketable equity securities	(69,643)	—
Change in fair value of liability obligation	—	(9,422)
Other	4,372	(1,924)
Changes in operating assets and liabilities:
Accounts receivable, net	(26,099)	(11,934)
Proceeds from landlord lease incentive for tenant improvements	1,991	18,700
Inventory	(24,178)	(15,040)
Prepaid expenses and other assets	(13,560)	5,319
Accounts payable, accrued expenses and other liabilities	2,036	43,559
Deferred revenue	(7,090)	399,173
Operating lease liability	(18,235)	(15,763)
Net cash (used in) provided by operating activities	(381,491)	100,185
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,275)	(65,293)
Purchases of marketable debt securities	(1,140,421)	(834,563)
Sales and maturities of marketable securities	859,354	713,106
Purchases of restricted investments	(9,900)	—
Other investing activities	(300)	—
Net cash used in investing activities	(327,542)	(186,750)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	151,512	21,641
Proceeds from the sale of future royalties	500,000	—
Proceeds from issuance of common stock to strategic partners, net of closing costs	99,498	400,000
Proceeds from public offering, net of costs	—	381,900
Payment of transaction costs related to sale of future royalties and term loan facility	(8,128)	—
Net cash provided by financing activities	742,882	803,541
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(196)	(3)
Net increase in cash, cash equivalents and restricted cash	33,653	716,973
Cash, cash equivalents and restricted cash, beginning of period	549,628	422,631
Cash, cash equivalents and restricted cash, end of period	$583,281	$1,139,604
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$6,402	$25,893
Lease liabilities arising from obtaining right-of-use assets	$15,077	$1,728
Receivable and liability related to the sale of future royalties	$500,000	$—
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
In August 2018, we received approval for ONPATTRO from the United States Food and Drug Administration, or FDA, and began commercializing and generating product revenues in the U.S., and also received marketing authorization for ONPATTRO from the European Commission, or EC. As of June 30, 2020, we have launched ONPATTRO in the U.S., Europe, Japan and in several additional countries. In November 2019, we received approval for GIVLAARI from the FDA and began commercializing and generating product revenues in the U.S. in December 2019. In March 2020, we received marketing authorization for GIVLAARI from the EC, and as of June 30, 2020, we have launched GIVLAARI in several countries in Europe. Regulatory filings in additional markets are pending or planned for 2020 and beyond for both products.
In April 2020, we entered into a broad strategic financing collaboration with The Blackstone Group Inc. and certain of its affiliates which includes a purchase and sale agreement, a credit agreement, a stock purchase agreement, and potential funding for certain research and development activities, subject to completion of a definitive agreement, under which The Blackstone Group Inc., and certain of its affiliates, will provide up to $2.00 billion to support our advancement of innovative RNAi therapeutics. Each executed agreement is a separate unit of account and was recorded at fair value. Please read Note 5, Note 9 and Note 10, respectively, for additional information regarding each executed agreement set forth above.
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
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Updates to our significant accounting policies, including the liability related to the sale of future royalties accounting policy, resulting from the execution of a purchase and sale agreement with certain affiliates of The Blackstone Group Inc., are discussed below.
Reclassification
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, the supply of our products and product candidates, clinical trials and research and development costs,

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt and equity securities as of June 30, 2020, together with the cash we expect to generate from product sales and under our alliances and strategic financing collaboration, will be sufficient to enable us to advance our long-term strategic goals for multiple years from the filing of this Quarterly Report on Form 10-Q.
Liability Related to the Sale of Future Royalties
We account for the liability related to the sale of future royalties as a debt financing, as we have significant continuing involvement in the generation of the cash flows. Interest on the liability related to the sale of future royalties will be recognized using the effective interest rate method over the life of the related royalty stream.

The liability related to the sale of future royalties and the related interest expense are based on our current estimates of future royalties and commercial milestones expected to be paid over the life of the arrangement. We will periodically assess the expected payments and to the extent the amount or timing of our future estimated payments is materially different than our previous estimates, we will account for any such change by adjusting the liability related to the sale of future royalties and prospectively recognizing the related non-cash interest expense.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
United States	$40,929	$28,192	$83,399	$46,952
Europe	25,357	10,039	46,523	17,570
Rest of World (primarily Japan)	11,247	—	19,549	—
Total	$77,533	$38,231	$149,471	$64,522

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
ONPATTRO	$66,535	$38,231	$133,199	$64,522
GIVLAARI	10,998	—	16,272	—
Total	$77,533	$38,231	$149,471	$64,522
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of June 30, 2020	As of December 31, 2019
Receivables included in “Accounts receivable, net”	$59,250	$28,082

4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Regeneron Pharmaceuticals (Regeneron)	$15,413	$700	$34,916	$700
Vir Biotechnology (Vir)	6,448	1,091	12,964	2,019
The Medicines Company (MDCO)	3,878	—	4,938	1,745
Sanofi Genzyme (Sanofi)	373	4,383	373	8,500
Other	317	309	776	522
Total	$26,429	$6,483	$53,967	$13,486
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of June 30, 2020	As of December 31, 2019
Receivables included in “Accounts receivable, net”	$9,865	$14,929
Contract liabilities included in “Deferred revenue”	$152,258	$153,117
The following table presents revenue recognized as a result of changes in contract liability related to our collaboration agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Amounts included in contract liability at the beginning of the period	$16,826	$1,091	$31,504	$2,019
In order to determine revenue recognized in the period from contract liabilities, we first allocate revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. If additional

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended June 30,
	2020			2019
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron	$2,784	$24	$12,632	$515	$51	$425
Vir	1,039	157	3,599	248	12	211
MDCO	—	—	278	65	—	10
Sanofi	199	12	165	2,945	81	34
Total	$4,022	$193	$16,674	$3,773	$144	$680

	Six Months Ended June 30,
	2020			2019
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron	$7,396	$24	$24,123	$515	$51	$425
Vir	1,378	209	5,292	542	248	340
MDCO	998	—	544	1,677	10	60
Sanofi	199	29	396	7,771	216	93
Total	$9,971	$262	$30,355	$10,505	$525	$918
The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for (i) clinical and manufacturing expenses, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenue from collaborations. For the three and six months ended June 30, 2020 and 2019, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
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
Pursuant to the Vir Agreement, Vir paid us an upfront fee of $10.0 million and issued to us 1,111,111 shares of its common stock. Under the Vir Agreement, we may also receive milestone payments upon the achievement of certain development, regulatory and commercial milestones, as well as royalties on the net sales of licensed products, if any, ranging from high-single-digit to sub-teen double-digit percentages. In March 2020, we achieved a development milestone relating to ALN-HBV02 and earned a $15.0 million cash milestone and 1,111,111 shares of Vir's common stock, which were received in the

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
second quarter of 2020. In June 2020, we achieved a $10.0 million milestone payment from Vir related to Vir's sublicensee option exercise on ALN-HBV02. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the Vir Agreement.
In March and April 2020, we entered into amendments to the Vir Agreement to expand our collaboration to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19, along with three additional targets focused on human host factors for SARS-CoV-2, including angiotensin converting enzyme-2, or ACE2 and transmembrane protease, serine 2, or TMPRSS2, and potentially a third mutually selected host factor target. Under the Vir amendments, we and Vir will each be responsible for pre-clinical development costs incurred by each such party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan. We and Vir will equally share costs incurred in connection with the manufacture of non-GMP drug product required for pre-clinical development prior to filing an IND for the first product in the coronavirus program. Vir will lead all development and commercialization of any selected development candidates. At clinical proof of concept, we will have an option to share equally in the profits and losses associated with the development and commercialization of the coronavirus program. Alternatively, we may elect to earn development and commercialization milestones and royalties on net sales of products resulting from the collaboration in amounts agreed upon for the coronavirus program.
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
We identified one performance obligation under the Vir Agreement, as amended, comprised of: i) the exclusive license to develop, manufacture and commercialize RNAi therapeutics (including ALN-HBV02 and other infectious diseases); ii) the obligation to deliver four additional development candidates and supply product for each of the RNAi therapeutic programs for the treatment of infectious diseases; and iii) the obligation to deliver up to four development candidates and supply product for RNAi therapeutic programs targeting SARS-CoV-2. The license is not distinct from the services, including the obligation to deliver development candidates and supply product, as Vir cannot benefit on its own from the value of the license without receipt of such services and supply.
We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of June 30, 2020, the total transaction price was determined to be $143.6 million, an increase of $38.4 million from the transaction price of $105.2 million as of March 31, 2020. As of June 30, 2020, the transaction price is comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, milestones achieved and variable consideration related to development, manufacture and supply activities. The total transaction price is allocated entirely to the single performance obligation. We utilized the expected value method to determine the amount of reimbursement for these activities. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of June 30, 2020, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $103.7 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.
Regeneron Pharmaceuticals, Inc.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
receive. In developing such estimate, we applied judgment in determining the indications that will be pursued, the forecasted revenues for such indications, the probability of success and the discount rate.
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and during the quarter ended June 30, 2020, there was no change to the transaction price calculated at December 31, 2019. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation and future cost reimbursements, is accounted for as collaboration revenue.
The following table provides a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Revenue Recognized During		Deferred Revenue
Performance Obligations	As of June 30, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	As of June 30, 2020	As of December 31, 2019	Accounting Guidance
Research Services Obligation	$200,600	$10,300	$22,600	$67,100	$84,800	ASC 606
C5 License Obligation	108,500	—	—	65,800	65,800	ASC 606
C5 Co-Co Obligation	246,000	2,900	7,100	236,000	243,000	ASC 808
	$555,100	$13,200	$29,700	$368,900	$393,600
As of June 30, 2020, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied is $265.5 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
The Medicines Company
In February 2013, we and The Medicines Company, or MDCO, entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia and other human diseases, including inclisiran. We refer to this agreement, as amended through the date hereof, as the MDCO License Agreement. Under the MDCO License Agreement, MDCO paid us an upfront cash payment of $25.0 million. As of June 30, 2020, we have earned $30.0 million of development milestones and upon achievement of certain events, we will be entitled to receive additional milestone payments, up to an aggregate of $150.0 million, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, we will be entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales, if any, of licensed products by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the MDCO License Agreement.
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
Unless terminated earlier in accordance with the terms of the agreement, the MDCO License Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term for any licensed product in any country, where a royalty term is defined as the latest to occur of (1) the expiration of the last valid claim of patent rights covering a licensed product, (2) the expiration of the Regulatory Exclusivity, as defined in the MDCO License Agreement, and (3) the twelfth anniversary of the first commercial sale of the licensed product in such country. We estimate

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
that our fundamental RNAi patents covering licensed products under the MDCO License Agreement will expire both in and outside of the U.S. generally between 2016 and 2028. We also estimate that our inclisiran product-specific patents covering licensed products under the MDCO License Agreement will expire in the U.S., Europe, China and Japan in 2036 and elsewhere at the end of 2033. These patent rights are subject to potential patent term extensions and/or supplemental protection certificates extending such terms in countries where such extensions may become available due to regulatory delay. In addition, more patent filings relating to the collaboration may be made in the future.
We evaluated the MDCO License Agreement and concluded that MDCO meets the definition of a customer and that the MDCO License Agreement is a contract. We determined the transaction price, identified the performance obligations and allocated the transaction price to each performance obligation. We also determined that substantially all of our performance obligations are within the scope of the revenue standard as they relate to the delivery of goods and services to a customer for that customer’s use in monetizing an asset. Specifically, we concluded that MDCO meets the definition of a customer as we are delivering intellectual property and know-how rights as well as research and development activities. In addition, we determined that the MDCO License Agreement met the requirements to be accounted for as a contract, including that it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that will be delivered to MDCO. We determined that, pursuant to the revenue standard, the performance obligations were not separately identifiable and were not distinct (and did not have standalone value) due to the specialized nature of the services to be provided by us and the dependent relationship between the performance obligations. Given this fact pattern, we have concluded the MDCO License Agreement has a single identified or combined performance obligation.
None of the unearned milestones are included in the transaction price, as all unearned milestone amounts are not considered likely of achievement and therefore constrained. We considered several factors, including that achievement of the milestones is outside our control and contingent upon success in clinical trials and regulatory decisions and the licensee’s efforts. Any consideration related to sales-based royalties (including milestones) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to MDCO and as a result have also been excluded from the transaction price. During 2018, we completed the performance obligations identified in the MDCO License Agreement, including the supply and technical transfer agreement, however, we continue to receive additional orders for supply. We consider such orders as promised goods to be distinct from the other performance obligations since MDCO now has the ability to begin manufacturing on its own through its own vendors. Such option orders will be treated as separate agreements and any associated revenue will be recognized upon transfer of control.
On January 6, 2020, Novartis AG completed its acquisition of MDCO.
Sanofi Genzyme
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
5. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
On April 10, 2020, we entered into a purchase and sale agreement, or Purchase Agreement, with BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, under which Blackstone Royalties acquired 50% of royalties payable, or Royalty Interest, with respect to net sales by MDCO, its affiliates or sublicensees of inclisiran and any other licensed products under the MDCO License Agreement, and 75% of the commercial milestone payments payable under the MDCO License Agreement, together with the Royalty Interest, the Purchased Interest. If Blackstone Royalties does not receive payments in respect of the Royalty Interest by December 31, 2029, equaling at least $1.00 billion, Blackstone Royalties

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
will receive 55% of the Royalty Interest beginning on January 1, 2030. In consideration for the sale of the Purchased Interest, Blackstone Royalties paid us $500.0 million in April 2020 and has an unconditional obligation to pay us an additional $500.0 million on September 30, 2021, which was recorded as a receivable upon execution of the Purchase Agreement.
We continue to own or control all inclisiran intellectual property rights and are responsible for certain ongoing manufacturing and supply obligations related to the generation of the Purchased Interest. Due to our continuing involvement, we will continue to account for any royalties and commercial milestones due to us under the MDCO License Agreement as revenue in our condensed consolidated statement of operations and comprehensive loss and recorded the proceeds from this transaction as a liability, net of closing costs, on our condensed consolidated balance sheet.
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. At execution, our estimate of this total interest expense resulted in an effective annual interest rate of 11%. This estimate contains assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
As payments are made to Blackstone Royalties, the balance of the liability will be effectively repaid over the life of the Purchase Agreement. As inclisiran is not yet approved for sale, the exact timing and amount of repayment is likely to change each reporting period. A significant increase or decrease in net sales of inclisiran will materially impact the liability related to the sale of future royalties, interest expense and the time period for repayment. We will periodically assess the expected payments to Blackstone Royalties and to the extent the amount or timing of such payments is materially different than our initial estimates, we will prospectively adjust the amortization of the liability related to the sale of future royalties and the related interest expense.
As of June 30, 2020, the carrying value of the liability related to the sale of future royalties was $1.01 billion, net of closing costs of $13.0 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2020 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs. For the three and six months ended June 30, 2020, we recognized interest expense of $27.2 million.
The following table shows the activity with respect to the liability related to the sale of future royalties during the three months ended June 30, 2020, in thousands:

Liability related to the sale of future royalties as of April 10, 2020	$1,000,000
Capitalized closing costs	(12,955)
Interest expense recognized	27,248
Carrying value of liability related to sale of future royalties as of June 30, 2020	$1,014,293

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. FAIR VALUE MEASUREMENTS
The following tables present information about our assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
U.S. treasury securities	$9,999	$—	$9,999	$—
Money market funds	425,769	425,769	—	—
Marketable debt securities:
Commercial paper	11,613	—	11,613	—
Corporate notes	62,763	—	62,763	—
U.S. government-sponsored enterprise securities	244,071	—	244,071	—
U.S. treasury securities	939,978	—	939,978	—
Marketable equity securities	86,310	45,522	40,788	—
Restricted cash (money market funds)	1,483	1,483	—	—
Total	$1,781,986	$472,774	$1,309,212	$—

(In thousands)	As of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Commercial paper	$3,439	$—	$3,439	$—
U.S. treasury securities	336,693	—	336,693	—
Money market funds	119,882	119,882	—	—
Marketable debt securities:
Certificates of deposit	4,301	—	4,301	—
Commercial paper	36,474	—	36,474	—
Corporate notes	146,040	—	146,040	—
U.S. government-sponsored enterprise securities	32,488	—	32,488	—
U.S. treasury securities	755,714	—	755,714	—
Marketable equity securities	13,967	13,967	—	—
Restricted cash (money market funds)	1,482	1,482	—	—
Total	$1,450,480	$135,331	$1,315,149	$—
During the six months ended June 30, 2020 and 2019, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
In March 2020, pursuant to the Vir Agreement, we achieved a development milestone relating to ALN-HBV02 and earned a $15.0 million cash milestone and 1,111,111 shares of Vir's common stock, which were received in the second quarter of 2020. As a result of certain securities law restrictions, our Vir common stock is subject to a 180-day holding period. As such, we have recorded the investment at fair value, with the effect of the holding period restriction estimated using an option pricing valuation model, which is considered a Level 2 input. During the second quarter of 2020, we recognized an unrealized loss of $4.7 million to adjust our investment in Vir common stock to fair value as of June 30, 2020.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and six months ended June 30, 2020 or 2019.
The following tables summarize our marketable debt securities:

	As of June 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$11,613	$—	$—	$11,613
Corporate notes	62,590	175	(2)	62,763
U.S. government-sponsored enterprise securities	243,907	197	(33)	244,071
U.S. treasury securities	947,928	2,140	(91)	949,977
Total	$1,266,038	$2,512	$(126)	$1,268,424

	As of December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,303	$—	$(2)	$4,301
Commercial paper	39,913	—	—	39,913
Corporate notes	146,016	58	(34)	146,040
U.S. government-sponsored enterprise securities	32,487	3	(2)	32,488
U.S. treasury securities	1,092,293	185	(71)	1,092,407
Total	$1,315,012	$246	$(109)	$1,315,149
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of June 30, 2020	As of December 31, 2019
Cash and cash equivalents	$9,999	$340,132
Marketable debt securities	1,258,425	975,017
Total	$1,268,424	$1,315,149

8. OTHER BALANCE SHEET DETAILS
The components of inventory are summarized as follows:

(In thousands)	As of June 30, 2020	As of December 31, 2019
Raw materials	$43,515	$15,418
Work in progress	20,686	38,275
Finished goods	13,217	2,655
Total	$77,418	$56,348
As of June 30, 2020, we capitalized $11.5 million of inventory produced for commercial sale for products awaiting regulatory approval. As of December 31, 2019, there was no capitalized inventory for products awaiting regulatory approval.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
(In thousands)	2020	2019
Cash and cash equivalents	$580,829	$1,136,289
Restricted cash included in prepaid expenses and other current assets	5	332
Restricted cash included in long-term other assets	2,447	2,983
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$583,281	$1,139,604
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(32,792)	$(3,520)	$137	$(343)	$(36,518)
Other comprehensive income before reclassifications	—	—	2,138	911	3,049
Amounts reclassified from other comprehensive income	—	146	111	—	257
Net other comprehensive income	—	146	2,249	911	3,306
Balance as of June 30, 2020	$(32,792)	$(3,374)	$2,386	$568	$(33,212)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Losses from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(32,792)	$—	$(421)	$—	$(33,213)
Other comprehensive income before reclassifications	—	(4,282)	478	842	(2,962)
Amounts reclassified from other comprehensive income	—	—	344	—	344
Net other comprehensive income (loss)	—	(4,282)	822	842	(2,618)
Balance as of June 30, 2019	$(32,792)	$(4,282)	$401	$842	$(35,831)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as interest income and other income, respectively, in the condensed consolidated statements of operations and comprehensive loss.
9. CREDIT AGREEMENT
On April 10, 2020, we entered into the Credit Agreement among us, certain of our subsidiaries (such subsidiaries, together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP and certain other affiliates of The Blackstone Group Inc., and the other lenders from time to time parties thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders. The Credit Agreement provides for a senior secured delayed

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
draw term loan facility of up to $700.0 million to be funded in three tranches, collectively referred to as the Term Loans, as follows:

Tranche	Requested No Later Than	Aggregate Principal Amount, up to (in thousands)
Tranche 1 Loan	December 31, 2020	$200,000
Tranche 2 Loan	June 30, 2021	250,000
Tranche 3 Loan	December 31, 2021	250,000
Total		$700,000
In addition, we may (a) at any time following April 10, 2021, request an increase in respect of the unfunded commitments in an amount not to exceed $50.0 million on terms to be agreed and subject to the consent of the Lenders providing such increase and/or (b) at any time prior to April 10, 2021, cancel the unfunded commitments or reallocate the unfunded commitments in respect of the Tranche 2 Loan or Tranche 3 Loan to the Tranche 1 Loan and/or the Tranche 2 Loan in an amount not to exceed $100.0 million in the aggregate for all such cancellations or reallocations.
The Tranche 1 Loan will be requested no later than December 31, 2020, the Tranche 2 Loan will be requested no later than June 30, 2021 and the Tranche 3 Loan will be requested no later than December 31, 2021, in each case, subject to customary terms and conditions, including, in the case of the Tranche 2 Loan and Tranche 3 Loan, either (a) the first sale of inclisiran in the U.S. for end use or consumption after FDA regulatory approval thereof or (b) revenue attributable to ONPATTRO and GIVLAARI equal to or greater than $300.0 million as of the last day of the most recently ended twelve month period, referred to as the Subsequent Borrowing Conditions. In the event the Subsequent Borrowing Conditions are not satisfied as of the dates set forth in the table above, the Tranche 2 Loan and Tranche 3 Loan will be funded if such Subsequent Borrowing Conditions are satisfied on or prior to December 31, 2022. The Term Loans mature seven years from the date the Tranche 1 Loan is funded, referred to as the Tranche 1 Funding Date. We can elect an interest rate of either LIBOR plus 7%, subject to a floor of 1%, or a base rate plus 6%, subject to a floor of 2%. We may, at our option, pay interest in kind on interest due within a three-year period beginning on the Tranche 1 Funding Date at a rate that is 1% higher than the interest rate otherwise applicable to such Term Loan. On the date any Tranche 1 Loan, Tranche 2 Loan or Tranche 3 Loan is funded, we will pay a funding fee equal to 2.5% of the principal amount of the Term Loans funded on such date. In addition, we will pay an exit fee equal to 1% of the commitments in respect of the Term Loans, payable upon any repayment of the Term Loans or termination of the unfunded Term Loan commitments.
We are obligated to pay interest due on the Term Loans for a two-year period beginning on the Tranche 1 Funding Date which will be calculated without regard to the Term Loans being prepaid or an unfunded tranche being terminated during this period (in whole or in part). Any prepayments of Term Loans or terminations of unfunded tranches that occur between 2 to 5 years from the Tranche 1 Funding Date are subject to a fee of up to 5% of the loan principal that is prepaid or the amount of the unfunded tranche that is terminated.
All obligations under the Credit Agreement are secured, subject to certain exceptions, by security interests in the following assets: (1) intellectual property owned by us relating to ONPATTRO, GIVLAARI and vutrisiran, (2) the equity interests held by the Loan Parties in their subsidiaries, (3) all of our ownership of the inclisiran royalty remaining after the royalty purchase under the Purchase Agreement, and (4) material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment.
The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. As of June 30, 2020, we were in compliance with the applicable terms and conditions of the covenants under the Credit Agreement. No later than December 31, 2020, we will draw the Tranche 1 Loan based on the terms of the Credit Agreement. As of June 30, 2020, we had not yet drawn down on the Term Loans.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. EQUITY
Blackstone Equity Placement
On April 10, 2020, we entered into a stock purchase agreement, or Investors SPA, with certain affiliates of The Blackstone Group Inc., or Investors, pursuant to which we sold 963,486 shares of our common stock to the Investors for aggregate cash consideration of $100.0 million, or $103.79 per share, as part of the broad strategic financing collaboration with The Blackstone Group Inc. The Investors SPA contains customary representations, warranties, and covenants of each of the parties thereto.
Regeneron Equity Placement
On April 8, 2019, we executed a stock purchase agreement with Regeneron, or the Regeneron SPA, to sell 4,444,445 shares of our common stock for aggregate cash consideration of $400.0 million, or $90.00 per share, which we refer to as the Equity Transaction.
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
On April 25, 2019, following the receipt of stockholder approval at our 2019 annual meeting, a Certificate of Amendment was filed to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 125,000,000 to 250,000,000 shares, providing for a sufficient number of authorized shares of common stock available to be issued to Regeneron pursuant to the Equity Transaction. On May 21, 2019, subsequent to the expiration of the applicable pre-merger waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, Regeneron purchased 4,444,445 shares of our common stock for aggregate cash consideration of $400.0 million.
Because we had an obligation to Regeneron as of April 8, 2019 that may have resulted in the issuance of redeemable convertible preferred stock, we were required to follow the guidance in ASC 480 and mark-to-market the obligation to potentially issue this redeemable security until April 25, 2019, when it became known that the obligation would be fulfilled in common stock. The final mark-to-market adjustment of this obligation under ASC 480 resulted in us recording a gain of $9.4 million included in other income in the consolidated statements of comprehensive loss during the three and six months ended June 30, 2019, with the offsetting adjustment to equity netting against the $400.0 million proceeds that were received upon closing.
Public Offering
In January 2019, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of $381.9 million after deducting underwriting discounts and commissions and other offering expenses of approximately $5.6 million.
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Research and development	$15,790	$15,282	$31,839	$31,407
Selling, general and administrative	17,965	15,321	36,494	31,228
Total	$33,755	$30,603	$68,333	$62,635

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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following common share equivalents were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of June 30,
(In thousands)	2020	2019
Options to purchase common stock	12,437	13,771
Unvested restricted common stock	1,188	696
Total	13,625	14,467

13. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we may be a party to litigation, arbitration or other legal proceedings in the course of our business, including the matters described below. The claims and legal proceedings in which we could be involved include challenges to the scope, validity or enforceability of patents relating to our products or product candidates, and challenges by us to the scope, validity or enforceability of the patents held by others. These include claims by third parties that we infringe their patents or breach our license or other agreements with such third parties. The outcome of any such legal proceedings, regardless of the merits, is inherently uncertain. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities. If we were unable to prevail in any such legal proceedings, our business, results of operations, liquidity and financial condition could be adversely affected. Our accounting policy for accrual of legal costs is to recognize such expenses as incurred.
Securities Litigation
On September 26, 2018, Caryl Hull Leavitt, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws against us, our Chief Executive Officer and our former Chief Financial Officer in the United States District Court for the Southern District of New York. By stipulation of the parties and Order of the Court dated November 20, 2018, the action was transferred to the United States District Court for the District of Massachusetts. On May 8, 2019, the Court entered an order appointing a lead plaintiff, and on July 3, 2019, lead plaintiff filed a consolidated class action complaint, or the Complaint. In addition to the originally named defendants, the Complaint also named as defendants certain of our other executive officers, and purported to be brought on behalf of a class of persons who acquired our securities between September 20, 2017 and September 12, 2018 and sought to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Complaint alleged, among other things, that the defendants made materially false and misleading statements related to the efficacy and safety of our product, ONPATTRO. The plaintiff sought, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a motion to dismiss the Complaint in its entirety on July 31, 2019. The motion to dismiss was fully briefed on September 30, 2019. On March 23, 2020, the Court allowed our motion and dismissed the Complaint without prejudice. Pursuant to a prior Order of the Court, on June 1, 2020, plaintiff filed a motion seeking leave to file a further amended complaint. That motion was fully briefed on June 22, 2020, and remains pending with the Court.
On September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. On November 7, 2019, plaintiff filed an amended complaint, or the New York Complaint. The New York Complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our November 14, 2017 public stock offering. The New York Complaint purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the results of our APOLLO Phase 3 clinical trial of patisiran. The plaintiff seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, rescissory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a joint motion to dismiss the New York Complaint in its entirety on December 20, 2019. Plaintiff’s response to that motion was filed on February 3, 2020, and defendants filed a joint reply on March 4, 2020. On June 2, 2020, the Court heard oral argument on defendants' motion, at which time it took the motion under advisement.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We believe that the allegations contained in the complaints are without merit and intend to defend the cases vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liabilities, if any, which may arise therefrom.
14. DEFINED BENEFIT PLANS
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The unfunded benefit obligation corresponds to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases and pension adjustments, offset by the fair value of the assets held by plan. The unfunded benefit obligation was approximately $4.3 million as of June 30, 2020 and December 31, 2019, and is recorded in other liabilities on the condensed consolidated balance sheet. The total net periodic benefit cost for the three and six months ended June 30, 2020 and 2019 was not material.

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
We continue to execute on our Alnylam 2020 strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Based on our accomplishments to-date, we are confident we will achieve our Alnylam 2020 goals by the end of 2020. Specifically, our broad pipeline of investigational RNAi therapeutics is focused in four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. We now have two marketed products that are within the Genetic Medicines STAr, ONPATTRO and GIVLAARI. ONPATTRO is approved by the United States Food and Drug Administration, or FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in several additional countries. Regulatory filings in other territories are pending and additional filings are planned for 2020. GIVLAARI is approved by the FDA for the treatment of adults with acute hepatic porphyria, or AHP, and in March 2020, GIVLAARI was granted marketing authorisation by the European Commission, or EC, for the treatment of AHP in adults and adolescents aged 12 years and older. In July 2020, we received marketing authorisation approval for GIVLAARI in Brazil for the treatment of AHP in adults. We have also filed a marketing authorisation application, or MAA, for givosiran (the non-branded drug name for GIVLAARI) in Switzerland and additional regulatory filings are planned for 2020 and beyond.
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
In December 2019, we reported positive topline results from our ILLUMINATE-A Phase 3 clinical trial for lumasiran, our investigational RNAi therapeutic targeting glycolate oxidase, for the treatment of PH1, and in April 2020, based on the positive ILLUMINATE-A data, we submitted a New Drug Application, or NDA, which was accepted by the FDA and granted Priority Review. The FDA has set an action date of December 3, 2020 under the Prescription Drug User Fee Act, and has indicated that they are not currently planning an advisory committee meeting as part of the NDA review. Additionally, in March 2020, we submitted an MAA for lumasiran with the European Medicines Agency, or EMA, which has been validated by the EMA. Lumasiran was previously granted an accelerated assessment by the EMA.
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
In April 2020, we entered into a strategic financing collaboration with certain affiliates of The Blackstone Group Inc., or Blackstone, to accelerate our advancement of RNAi therapeutics. In connection with the collaboration, Blackstone will provide us up to $2.00 billion in financing, including $1.00 billion in committed payments to acquire 50% of royalties and 75% of commercial milestones payable to us in connection with sales of inclisiran, up to $750.0 million in a first lien senior secured term loan, and up to $150.0 million towards the development of vutrisiran and ALN-AGT, subject to completion of a definitive agreement. As part of the strategic financing collaboration, Blackstone also purchased an aggregate of $100.0 million of our common stock.
We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. As of June 30, 2020, we had an accumulated deficit of $4.09 billion. Historically, we have generated losses principally from costs associated with the establishment of late-stage clinical and commercial capabilities, including global commercial operations, research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. While we believe 2019 was our peak net loss year, and believe the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable financial profile without the need for future equity financing, we expect to continue to incur annual net operating losses for the foreseeable future as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and as of June 30, 2020, we are generating net revenue from product sales for two marketed products, ONPATTRO and GIVLAARI. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, GIVLAARI or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Sanofi Genzyme and MDCO. In addition to revenues from the commercial sales of ONPATTRO and GIVLAARI and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensees, as well as funding due or available to us under our strategic financing collaboration with Blackstone.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current COVID-19 pandemic. We are continuing to monitor the global pandemic and spread of COVID-19 and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a global work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. At this time, we cannot predict when certain restrictions that are in place to protect our employees can be safely reduced or will no longer be needed. Given the fluidity of the COVID-19 pandemic and the uncertainty on whether a second wave of the COVID-19 pandemic will occur later in calendar year 2020 or 2021, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to our approved medicines, advancing our product candidates under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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
Commercial Products and Late-Stage Clinical Development Pipeline
The chart below is a summary of our commercial products and late-stage development programs as of August 5, 2020. It identifies those programs for which we have received marketing approval, those programs for which we have received Breakthrough Therapy Designation from the FDA, the stage of these programs and our commercial rights to such programs:
Early-Stage Clinical Development Pipeline
The chart below is a summary of our early-stage development programs as of August 5, 2020. It identifies those programs in which we have achieved human proof-of-concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, the stage of these programs, and our commercial rights to such programs, as well as programs which we believe could result in an IND or CTA filing in 2020:

During the second quarter of 2020 and recent period, we reported the following updates from ONPATTRO and GIVLAARI commercialization and our late-stage clinical programs:
Commercial
ONPATTRO
•We achieved ONPATTRO global net product revenues for the second quarter of 2020 of $66.5 million, and continued progress with market access efforts with recent launches in Spain and Italy.
GIVLAARI
•We achieved GIVLAARI global net product revenues for the second quarter of 2020 of $11.0 million, received marketing authorization approval for GIVLAARI in Brazil, and continued progress with market access efforts with a launch in Germany.
Late-Stage Clinical Development
•We continued to advance the development of patisiran for the potential treatment of the cardiomyopathy of both hereditary and wild-type ATTR amyloidosis, and continued enrollment in the APOLLO-B Phase 3 study in ATTR amyloidosis patients with cardiomyopathy.
•We submitted an MAA for givosiran in Switzerland and Israel.
•We continued to advance lumasiran for the treatment of PH1:
◦Completed the rolling submission of an NDA to the FDA and submitted an MAA to the EMA, with both applications now accepted;
◦Presented complete results from the ILLUMINATE-A Phase 3 study;
◦Continued treating patients in ILLUMINATE-B, a global Phase 3 pediatric study of lumasiran in PH1 patients less than six years of age with preserved renal function, and remain on track to report topline results in mid-2020; and
◦Continued enrollment in the ILLUMINATE-C Phase 3 study of lumasiran for the treatment of advanced PH1 in patients of all ages.
•We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis:
◦Continued treating patients in the fully enrolled HELIOS-A Phase 3 study of vutrisiran in hATTR amyloidosis patients with polyneuropathy, and remain on track to report topline results in early 2021;
◦Received Fast Track Designation from the FDA for the treatment of the polyneuropathy of hATTR amyloidosis; and

◦Continued enrollment in the HELIOS-B Phase 3 study in ATTR amyloidosis patients with cardiomyopathy.
•Inclisiran continued to advance under our partner, MDCO (which was acquired by Novartis AG in January 2020), and is undergoing review for approval in the U.S. and EU.
•Our partner, Sanofi Genzyme, continued enrollment in the ATLAS Phase 3 program for fitusiran in patients with hemophilia A or B with and without inhibitors, with topline results expected in the first half of 2021.
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of ONPATTRO, GIVLAARI or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, including those risks associated with the COVID-19 pandemic, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products or any approved product for an expanded indication in a timely manner or successfully launch, market and sell any approved product, including ONPATTRO and GIVLAARI, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
Strategic Alliances
Our business strategy is to develop and commercialize a broad pipeline of RNAi therapeutic products directed towards our four STArs. As part of this strategy, we have entered into, and expect to enter into additional, collaboration and licensing agreements as a means of obtaining resources, capabilities and funding to advance our investigational RNAi therapeutic programs.
Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our CNS/Ocular Disease pipeline, in April 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing disease targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. In July 2020, Regeneron exercised its co-development/co-commercialization option on our first CNS-targeted development candidate, ALN-APP, an investigational RNAi therapeutic in development for the treatment of hereditary cerebral amyloid angiopathy and autosomal dominant Alzheimer’s Disease, which we will lead.
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

Critical Accounting Policies and Estimates
Liability Related to the Sale of Future Royalties
In April 2020, we entered into a purchase and sale agreement with Blackstone, prompting our adoption of a new accounting policy associated with the liability related to the sale of future royalties. Please read Note 1 and Note 5 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a discussion of the policy and the accounting implications of this agreement, respectively.
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on February 13, 2020. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year other than with respect to the liability related to the sale of future royalties described above.
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Total revenues	$103,962	$44,714	$59,248	133%	$203,438	$78,008	$125,430	161%
Operating costs and expenses	$302,821	$280,985	$21,836	8%	$612,455	$503,067	$109,388	22%
Loss from operations	$(198,859)	$(236,271)	$37,412	(16)%	$(409,017)	$(425,059)	$16,042	(4)%
Total other income	$20,956	$17,750	$3,206	18%	$49,468	$25,318	$24,150	95%
Net loss	$(179,229)	$(219,481)	$40,252	(18)%	$(361,450)	$(401,396)	$39,946	(10)%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Net product revenues	$77,533	$38,231	$39,302	103%	$149,471	$64,522	$84,949	132%
Net revenues from collaborations	26,429	6,483	19,946	308%	53,967	13,486	40,481	300%
Total	$103,962	$44,714	$59,248	133%	$203,438	$78,008	$125,430	161%
Net product revenues
Net product revenues consist of the following, by region:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
United States	$40,929	$28,192	$12,737	45%	$83,399	$46,952	$36,447	78%
Europe	25,357	10,039	15,318	153%	46,523	17,570	28,953	165%
Rest of World (primarily Japan)	11,247	—	11,247	N/A	19,549	—	19,549	N/A
Total	$77,533	$38,231	$39,302	103%	$149,471	$64,522	$84,949	132%
Net product revenues consist of the following, by product:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
ONPATTRO	$66,535	$38,231	$28,304	74%	$133,199	$64,522	$68,677	106%
GIVLAARI	10,998	—	10,998	N/A	16,272	—	16,272	N/A
Total	$77,533	$38,231	$39,302	103%	$149,471	$64,522	$84,949	132%

Net product sales increased during the three and six months ended June 30, 2020, as compared to the same periods in the prior year, as a result of the continued, global expansion of ONPATTRO, in addition to sales generated from our second marketed product, GIVLAARI, following commercial launch in the U.S. in November and December 2019, respectively, and initial European launch of GIVLAARI in the second quarter of 2020.
We expect net product revenues to increase for the twelve-month period ending December 31, 2020, as compared to the same period in 2019, as we continue to add new patients onto ONPATTRO and GIVLAARI therapy, as well as launch our approved products into additional markets, assuming regulatory approvals.
Net revenues from collaborations
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Regeneron	$15,413	$700	$14,713	2,102%	$34,916	$700	$34,216	4,888%
Vir	6,448	1,091	5,357	491%	12,964	2,019	10,945	542%
MDCO	3,878	—	3,878	N/A	4,938	1,745	3,193	183%
Sanofi	373	4,383	(4,010)	(91)%	373	8,500	(8,127)	(96)%
Other	317	309	8	3%	776	522	254	49%
Total	$26,429	$6,483	$19,946	308%	$53,967	$13,486	$40,481	300%
Net revenues from collaborations increased during the three and six months ended June 30, 2020, as compared to the same periods in the prior year, primarily due to an increase in revenues recognized in connection with our collaboration agreement with Regeneron.
We expect net revenues from collaborations to increase for the twelve-month period ending December 31, 2020, as compared to the same period in 2019, primarily due to increased reimbursable activities and milestones under our collaborations with Regeneron and Vir.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Cost of goods sold	$19,929	$4,326	$15,603	361%	$33,231	$7,673	$25,558	333%
Research and development	154,996	163,890	(8,894)	(5)%	324,567	293,017	31,550	11%
Selling, general and administrative	127,896	112,769	15,127	13%	254,657	202,377	52,280	26%
Total	$302,821	$280,985	$21,836	8%	$612,455	$503,067	$109,388	22%
Cost of goods sold. Cost of goods sold includes the cost of producing and distributing inventories that are related to product revenues, costs related to sales of product supply under our collaboration agreements, third-party royalties and amortization of licensing rights. Based on our inventory policy, we record costs associated with the manufacturing of our products as research and development expense until we determine it is probable that these costs will be recovered through commercial sale (zero-cost inventory).
Cost of goods sold increased during the three and six months ended June 30, 2020, as compared to the same periods in the prior year, due to the increase in third-party royalties and sales of capitalized inventory. During the three and six months ended June 30, 2020, product sold and recognized as revenue was substantially from capitalized inventory, whereas during the three and six months ended June 30, 2019, all units of product sold and recognized as revenue were zero-cost inventory. We will continue to sell our zero-cost inventory of GIVLAARI throughout 2020.
We anticipate variability in our cost of goods sold as a percentage of net product revenues due to the timing of manufacturing runs and utilization and the depletion of zero-cost inventories, as well as future product launches. We expect that cost of goods sold will increase for the twelve-month period ending December 31, 2020, as compared to the same period in 2019, primarily as a result of an expected increase in net product sales as well as the sale of capitalized inventory.

Research and development. Research and development expenses consist on the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Compensation and related	$49,314	$35,310	$14,004	40%	$97,477	$71,687	$25,790	36%
Clinical trial and manufacturing	44,527	52,046	(7,519)	(14)%	101,052	86,647	14,405	17%
External services	18,277	17,078	1,199	7%	35,938	30,608	5,330	17%
Facilities-related	17,701	13,178	4,523	34%	33,402	25,405	7,997	31%
Stock-based compensation	15,790	15,282	508	3%	31,839	31,407	432	1%
Lab supplies, materials, and other	9,387	10,765	(1,378)	(13)%	22,446	19,432	3,014	16%
License Fees	—	20,231	(20,231)	(100)%	2,413	27,831	(25,418)	(91)%
Total	$154,996	$163,890	$(8,894)	(5)%	$324,567	$293,017	$31,550	11%
For the three months ended June 30, 2020, the decrease in research and development expenses, as compared to the same period in the prior year, was primarily related to the following:
•Decreased license fees due to the execution of our collaboration agreement with Regeneron in April 2019; and
•Decreased clinical trial and manufacturing expenses associated with material manufactured for clinical trials.
Partially offset by:
•Increased compensation and related expenses as a result of increased headcount to support long-term strategic growth.
For the six months ended June 30, 2020, the increase in research and development expenses, as compared to the same period in the prior year, was primarily related to the following:
•Increased compensation and related expenses as a result of increased headcount to support long-term strategic growth;
•Increased clinical trials and manufacturing and lab supplies, materials and other expenses as a result of increased preclinical and clinical services related to the advancement of our early- and late-stage programs to support our long-term strategic goals; and
•Increased facilities-related expenses as a result of costs recognized in connection with placing portions of our cGMP manufacturing facility into service.
Partially offset by:
•Decreased license fees related to the execution of our collaboration agreement with Regeneron in April 2019 and regulatory milestones deemed probable in 2019.
During the three and six months ended June 30, 2020 and 2019, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and manufacturing services. The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Regeneron	$15,440	$991	$31,543	$991
Vir	4,795	471	6,879	1,130
MDCO	278	75	1,542	1,747
Sanofi	376	3,060	624	8,080
Total	$20,889	$4,597	$40,588	$11,948

Selling, general and administrative. Selling, general and administrative expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Compensation and related	$48,141	$40,592	$7,549	19%	$94,970	$70,715	$24,255	34%
Consulting and professional services	41,318	34,811	6,507	19%	80,310	60,637	19,673	32%
Facilities-related and other	20,472	22,045	(1,573)	(7)%	42,883	39,797	3,086	8%
Stock-based compensation	17,965	15,321	2,644	17%	36,494	31,228	5,266	17%
Total	$127,896	$112,769	$15,127	13%	$254,657	$202,377	$52,280	26%
For the three and six months ended June 30, 2020, the increase in selling, general and administrative expenses, as compared to the same periods in the prior year, was primarily related to the following:
•Increased compensation and related and consulting and professional services expenses as a result of increased headcount to support long-term strategic growth and potential additional product launches in 2020 and thereafter, as well as the continued commercialization of ONPATTRO and GIVLAARI.
We expect that research and development expenses combined with selling, general and administrative expenses will increase for the twelve-month period ending December 31, 2020, as compared to the same period in 2019, as we continue to develop our pipeline, advance our product candidates, including partnered programs, into later-stage development, prepare regulatory submissions and build-out of our global commercial infrastructure and field team to support ONPATTRO, GIVLAARI and potentially additional product launches. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.
Total Other Income. For the three and six months ended June 30, 2020, total other income increased, as compared to the same periods in the prior year, primarily due to unrealized gains in marketable equity securities of $45.5 million and $69.6 million, respectively, offset by $27.2 million of interest expense due to the sale of future royalties.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(In thousands)	2020	2019
Net loss	$(361,450)	$(401,396)
Non-cash adjustments to reconcile net loss to net cash (used in) provided by operating activities	65,094	77,567
Changes in operating assets and liabilities	(85,135)	424,014
Net cash (used in) provided by operating activities	(381,491)	100,185
Net cash used in investing activities	(327,542)	(186,750)
Net cash provided by financing activities	742,882	803,541
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(196)	(3)
Net increase in cash, cash equivalents and restricted cash	33,653	716,973
Cash, cash equivalents and restricted cash, beginning of period	549,628	422,631
Cash, cash equivalents and restricted cash, end of period	$583,281	$1,139,604
Since we commenced operations in 2002, we have generated significant losses. As of June 30, 2020, we had an accumulated deficit of $4.09 billion. As of June 30, 2020, we had cash, cash equivalents and marketable debt and equity securities of $1.93 billion, compared to $1.54 billion as of December 31, 2019.
Operating activities
Net cash used in operating activities increased during the six months ended June 30, 2020, compared to the same period in 2019, primarily due to the receipt of $400 million in May 2019 for the upfront payment associated with our strategic collaboration with Regeneron. In addition, cash used in operating activities during the six months ended June 30, 2020 increased as a result of changes in working capital to support corporate growth.

Investing activities
Net cash used in investing activities increased during the six months ended June 30, 2020, compared to the same period in the prior year, primarily due to the purchase of marketable debt securities.
Financing activities
Net cash provided by financing activities decreased during the six months ended June 30, 2020, compared to the same period in the prior year, primarily due to proceeds of $400.0 million from our issuance of common stock to Regeneron in April 2019 and $381.9 million received from our January 2019 underwritten public offering, offset by $500.0 million received from our sale of the MDCO royalty interest in April 2020 and net proceeds of $151.5 million from the issuance of common stock in connection with stock option exercises and other types of equity during the six months ended June 30, 2020.
Operating Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of June 30, 2020, have two globally marketed products, ONPATTRO and GIVLAARI. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable debt and equity securities as of June 30, 2020, together with the cash we expect to generate from product sales, and under our current alliances, as well as the funds due or available to us as a result of the strategic financing collaboration with Blackstone, will be sufficient to enable us to advance our long-term strategic goals for multiple years from the filing of this Quarterly Report on Form 10-Q.
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
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019. In April 2020, we entered into a purchase and sale agreement with Blackstone, resulting in an initial recognition of $1.00 billion liability related to the sale of future royalties. Please read Note 5 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for a description of this agreement. As a result, we expect our contractual obligations through 2036 will increase from the amounts previously disclosed in our 2019 Annual Report on Form 10-K due to payments under this agreement.
Recent Accounting Pronouncements
Please read Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, there have been no significant changes to the financial market risks described as of December 31, 2019. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read Note 13, Commitments and Contingencies – Litigation, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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
In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced and it has now reached multiple regions, countries and cities, including Cambridge, Massachusetts where our primary office and laboratory space is located, and all countries in which we have offices. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. COVID-19 has and will likely continue to impact our operations and those of our third-party partners and the ultimate impact on our business and financial results remains uncertain and cannot be predicted with confidence, and will depend on many factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and continued fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.
In response to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy for nearly all employees who are able to perform their duties remotely, and have generally restricted on-site staff to only those personnel and contractors who perform activities that need to be completed on-site, limited the number of staff in any given laboratory, manufacturing facility or other facility and implemented safety practices and procedures for those individuals who are required to work in our facilities, including but not limited to mandatory health screening, the use of face coverings, physical distancing requirements and increased cleaning protocols. We also suspended non-essential business travel for our employees and may take further measures as the pandemic continues. In addition, our customer-facing employees in most markets moved and could again need to move to virtual interactions with healthcare providers, administrators, patients, payers, regulators and other government employees. At this time, we cannot predict when certain restrictions that are in place to protect our employees can be reduced or will no longer be needed. The effects of government-imposed quarantines and our work-from-home policies may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, could adversely impact our business operations.
As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business and operations, including our ability to successfully commercialize our approved products, ONPATTRO and GIVLAARI, and due to the current pandemic, we may not be able to meet expectations with respect to commercial sales. For example, due to the impact of the COVID-19 pandemic, product revenues for ONPATTRO could be less than originally forecast for 2020. In addition, we may also experience decreased patient demand for our approved products if current or potential patients decide to delay treatment as a result of the COVID-19 pandemic. For example, in the second quarter of 2020, we experienced a decrease in patient demand in the U.S. due to reduced adherence as some patients skipped doses or experienced dose delays while moving to new sites of care, and additionally experienced reduced requests for genetic testing through our third party genetic testing program resulting in delays in diagnoses of the rare diseases our medicines are approved to treat, which could have an adverse effect on revenues in future periods. In addition, business interruptions from the current or future pandemics, including staffing shortages, production slowdowns and disruptions in delivery systems, may also adversely impact the third parties we or our partners rely on in the U.S. and abroad to sufficiently manufacture our approved products and to produce product candidates in quantities we require, which may impair our commercialization efforts, our research and development activities and the potential commercialization of our product candidates.

Additionally, timely completion of preclinical activities and initiation of planned clinical trials is dependent upon the availability of, for example, preclinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as the COVID-19 pandemic. We are conducting and plan to continue to conduct preclinical activities and clinical trials for our drug product candidates in geographies which have been and continue to be affected by COVID-19, and believe that the COVID-19 pandemic will have an impact on various aspects of our ongoing clinical trials and on the clinical trials and preclinical studies we expected to initiate in 2020. For example, certain trial sites in some of our ongoing clinical trials have been restricted temporarily by the institutions where they are located from scheduling patient visits or permitting onsite monitoring and in some of our ongoing trials, delayed or missed doses of study drug have been reported. In addition, in May 2020, we announced that due to the impact of the COVID-19 pandemic, enrollment delays in our APOLLO-B Phase 3 study of patisiran for the treatment of ATTR amyloidosis with cardiomyopathy will result in a shift in the enrollment completion date from late 2020 into 2021.
Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. While the FDA recently announced plans to resume domestic facility inspections following the March 2020 suspension of most foreign and domestic facility inspections, the FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced, which could significantly delay the FDA or EMA’s ability to timely review and process any submissions we or our partners have filed or may file. For example, any delay by the FDA or EMA could impact the regulatory review of our NDA and MAA submissions for lumasiran or the NDA and MAA submissions for inclisiran, which is being advanced by our partner, MDCO, which could materially and adversely affect our business.
Some factors from the COVID-19 pandemic that may delay or otherwise adversely affect enrollment in and the conduct of the clinical trials of our product candidates, as well as adversely impact our business generally, include:
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
The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our commercial results, clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
We have limited experience as a commercial company and the marketing and sale of ONPATTRO, GIVLAARI or any future products may be unsuccessful or less successful than anticipated.
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval in several additional territories. To date, we have launched ONPATTRO in the U.S., Japan, Canada, Brazil and in several countries in Europe. In addition, in November 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA in March 2020 and Brazil in July 2020. While we have commercially launched ONPATTRO and

GIVLAARI, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several product candidates in late-stage clinical development, including lumasiran, which is under review by the FDA and EMA for marketing approval. To execute our business plan of building a multi-product, commercial-stage biopharmaceutical company and achieving a self-sustainable financial profile in the future, in addition to successfully marketing and selling ONPATTRO and GIVLAARI, we will need to successfully:
•execute product development activities using new technologies related to both RNAi and to the delivery of siRNAs to the relevant tissues and cells;
•build and maintain a strong intellectual property portfolio;
•gain regulatory acceptance for the development and commercialization of our product candidates and market success for ONPATTRO and GIVLAARI, as well as any other products we commercialize, including in each case, lumasiran;
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
We have experienced significant operating losses since our inception. As of June 30, 2020, we had an accumulated deficit of $4.09 billion. Although to date we have launched ONPATTRO in the U.S. and several other countries globally, launched GIVLAARI in the U.S. and several countries in Europe, and expect to launch our commercially approved products in additional countries during 2020, we may never attain profitability or positive cash flow from operations. For the quarter ended June 30, 2020, we recognized $77.5 million in net product revenues from sales of ONPATTRO and GIVLAARI. While we believe 2019 was our peak net loss year, we expect to continue to incur annual net operating losses for the foreseeable future and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve a self-sustainable financial profile. While we believe the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances.
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
•the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any, including milestone payments related to inclisiran, which is being advanced by our partner, MDCO (acquired by Novartis AG in January 2020);
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
In April 2020, we entered into a credit agreement, or Credit Agreement, for up to $750.0 million among us, certain of our subsidiaries (together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP and certain other affiliates of Blackstone, and the other lenders from time to time party thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility to be funded in three tranches, or Term Loans, each tranche to be requested by certain dates specified in the Credit Agreement, and subject to customary terms and conditions in the case of each tranche. In the event certain borrowing conditions are not satisfied as of December 31, 2022, the Lenders are not required to fund the second and third tranches of the term loan facility. If we are unable to secure the borrowings under the second and third tranches of the term loan facility, we may not be able to replace the financing commitment on favorable terms, or at all. The Term Loans mature seven years from the date of the first draw, and bear interest at a variable rate. All obligations under the Credit Agreement will be secured, subject to certain exceptions, by security interests in certain assets, including the intellectual property owned by us relating to ONPATTRO, GIVLAARI and vutrisiran, the equity interests held by the Loan Parties in their subsidiaries, all of our ownership of the inclisiran royalty remaining after the royalty purchase and material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment. The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. Our ability to satisfy our obligations under this agreement and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

The terms of any financing we may be required to pursue in the future notwithstanding the funds due or available to us from Blackstone may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. For example, pursuant to our stock purchase agreement with Blackstone, we agreed to register the resale of the shares purchased on a registration statement within 60 days of April 10, 2020, and on June 5, 2020, such registration statement was filed with the Securities and Exchange Commission. In addition, subject to certain conditions, Blackstone will be entitled to participate in registered underwritten public offerings by us if other selling stockholders are included in the registration.
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
As of June 30, 2020, we had $1.93 billion in cash, cash equivalents and marketable debt and equity securities, excluding the $24.7 million of restricted investments related to the security deposit for the lease of our corporate headquarters in Cambridge, Massachusetts and collateral to support letters of credit. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Changes in tax law could adversely affect our business and financial condition.
Our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including, taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase. In the U.S., the rules dealing with federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
Although we sold a portion of the expected royalty stream and commercial milestones from the global sales of inclisiran by our collaborator, MDCO (acquired by Novartis AG in January 2020), we are entitled to retain the remaining portion of future royalties from the global sales of inclisiran and, if certain specified thresholds are met, to the remaining portion of commercial milestone payments, and any negative developments related to inclisiran could have a material adverse effect on our receipt of those payments.
In April 2020, we sold to Blackstone 50% of the royalties payable to us with respect to net sales by MDCO, its affiliates or sublicensees of inclisiran and 75% of the commercial milestone payments payable to us under the MDCO license and collaboration agreement. If Blackstone does not receive royalty payments in respect of global sales of inclisiran equaling at least $1.00 billion by December 31, 2029, Blackstone’s royalty interest will increase to 55% effective January 1, 2030. Our receipt of future royalty payments and a portion of commercial milestone payments may be negatively impacted if the inclisiran royalty stream and commercial milestones payments are insufficient to meet the specified thresholds. Additional factors that may have an adverse effect on the potential inclisiran royalty stream and commercial milestones include:
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
We may manufacture limited quantities of clinical trial materials ourselves, but otherwise we currently rely on third parties to manufacture the drug substance and finished product we will require for any clinical trials that we initiate and to support the commercial supply of ONPATTRO, GIVLAARI and any of our other product candidates, including lumasiran. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of CMOs for our supply of synthetic siRNAs. For example, in July 2015, we amended our manufacturing services agreement with Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our product candidates in clinical development, as well as other products the parties may agree upon in the future. We currently rely on Agilent to supply the active pharmaceutical ingredient to support the commercial supply of ONPATTRO and GIVLAARI, and we have entered into manufacturing services agreements with Agilent for such supply of ONPATTRO and GIVLAARI. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs, including Agilent, to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with the CMO’s facility and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are developing our own capabilities to manufacture drug substance for clinical and commercial use.
In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product, supply delays and shortages. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. On March 27, 2020, President Trump signed into law the CARES Act in response to the COVID-19 pandemic. Throughout the COVID-19 pandemic, there has been public concern over the availability and accessibility of critical medical products, and the CARES Act enhances FDA’s existing authority with respect to drug shortage measures. Under the CARES Act, manufacturers must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted.
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
Moreover, in response to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy for all employees who are able to perform their duties remotely, and have restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site, limited the number of staff in any given laboratory, manufacturing facility or other facility and implemented safety practices and procedures for those individuals who are required to work in our facilities, including but not limited to mandatory health screening, the use of face coverings, physical distancing requirements and increased cleaning protocols. These actions may impair our ability to recruit and/or onboard new employees.
We may have difficulty expanding our operations successfully as we continue to evolve from a U.S.- and EU-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.
As we continue the commercial launches of approved products, and increase the number of product candidates we are developing, we will also need to expand our operations in the U.S. and continue to build operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for ONPATTRO in the U.S. and EU and other countries globally, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we now have global development and commercialization rights for ONPATTRO. In addition, we have received regulatory approval for our second RNAi therapeutic, GIVLAARI in the U.S., EU, Brazil and have also filed for marketing approval in Canada and Switzerland. We plan to file for additional regulatory approvals for both ONPATTRO and GIVLAARI in additional countries during 2020 and beyond.

As noted above, we grew our workforce significantly from 2016 through 2019, and anticipate continuing to hire additional employees globally in the future as we focus on the commercialization of ONPATTRO and GIVLAARI and achieving our long-term strategic goals. This growth has placed a strain on our administrative and operational infrastructure and, as a result, we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our global operations in the U.S., the EU, Japan, Latin America and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As we continue the commercialization of ONPATTRO and GIVLAARI, and as the product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with other organizations to provide these capabilities for us. In addition, as our operations expand due to our development progress, we will need to continue to manage additional relationships with various collaborators, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. For example, in October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including internal and partnered programs in Phase 3 development, as well as several earlier-stage clinical programs. In December 2019, we reported positive topline results from our ILLUMINATE-A Phase 3 clinical trial for lumasiran, an investigational RNAi therapeutic targeting GO in development for the treatment of PH1, and in April 2020, we submitted an NDA, which was accepted by the FDA. The FDA has granted a Priority Review for the NDA and has set an action date of December 3, 2020 under the Prescription Drug User Fee Act, and has indicated that they are not currently planning an advisory committee meeting as part of the NDA review. Additionally, on March 31, 2020, we submitted an MAA for lumasiran with the EMA, which has been validated by the EMA. However, we may not be able to further advance this or any other product candidate through clinical trials and regulatory approval.
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
In our ENVISION Phase 3 study of givosiran in patients with AHP, AEs were reported in 89.6% of givosiran patients and 80.4% of placebo patients; SAEs were reported in 20.8% of givosiran patients and 8.7% of placebo patients. Of the SAEs reported in givosiran patients, there were two cases of chronic kidney disease, or CKD, and one case each of asthma, device-related infection, gastroenteritis, hypoglycemia, abnormal liver function test, major depression, pain management and pyrexia. Three SAEs in givosiran patients were reported as related to study drug: pyrexia, abnormal liver function test and CKD. The two SAEs of CKD noted above were considered serious due to elective hospitalization for diagnostic evaluation. There were no deaths in the study. One patient in the givosiran arm discontinued treatment due to an increase in alanine aminotransferase, or ALT, level greater than eight times the upper limit of normal, a protocol-defined stopping rule. The increase in ALT levels subsequently resolved. AEs reported in greater than 10% of givosiran patients and seen more frequently compared to placebo were nausea, ISRs, CKD, and fatigue. Four of five of the patients with AEs reported as CKD had a prior history of CKD or a baseline estimated glomerular filtration rate less than 60 mL/min/1.73 m2. No patients had clinically significant proteinuria and there were no treatment discontinuations due to renal AEs. In June 2020, we announced new data from the OLE period of the ENVISION Phase 3 study, which noted that the safety profile of givosiran in the OLE period was consistent with that observed in the double-blind period, and there were no new safety findings.
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
•disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including the current COVID-19 pandemic;
•high drop-out rates for patients and volunteers in clinical trials;
•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;
•inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials or disruption or delays in the clinical supply due to the COVID-19 pandemic;
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
Because the drugs we are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, or treatments in development which are approved by the time we apply for approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. In April 2020, we announced that we submitted an NDA for lumasiran, which was accepted by the FDA and granted Priority Review. The FDA has set an action date of December 3, 2020 under the Prescription Drug User Fee Act, and has indicated that they are not currently planning an advisory committee meeting as part of the NDA review. Additionally, in March 2020, we submitted an MAA for lumasiran with the EMA, which has been validated by the EMA. Lumasiran was previously granted an accelerated assessment by the EMA. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies due to the COVID-19 pandemic, may impact the review, inspection and approval timelines for our product candidates, including lumasiran. Any such interruption or delay by the FDA, EMA or comparable foreign regulatory agency in light of COVID-19 pandemic could have a material adverse effect on our efforts to obtain regulatory approval for lumasiran, or our collaborator MDCO's efforts to obtain regulatory approval for inclisiran, which could have a material adverse effect on our financial results.
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
Following any initial regulatory approval of drugs we or our partners may develop, including ONPATTRO, which was approved in the U.S. and EU in August 2018, and in several other geographies thereafter, and GIVLAARI, which was approved in the U.S. in November 2019, in the EU in March 2020 and in Brazil in July 2020, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of ONPATTRO, GIVLAARI or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO and GIVLAARI, as well as any regulatory approvals we receive for any other product candidates, including lumasiran, may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
Our estimates regarding the potential market size for ONPATTRO, GIVLAARI or any future products, including lumasiran, at the time we commence commercialization, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease. In addition, the U.S. label does not include data from the exploratory cardiac endpoints included in our APOLLO Phase 3 study. This could have an adverse impact on the market opportunity for ONPATTRO in the U.S. In addition, our efforts to raise disease awareness and improve diagnosis of hATTR amyloidosis have been and may continue to be impacted by the COVID-19 pandemic. For example, Alnylam Act®, our third-party genetic screening initiative in the U.S., Canada and Brazil, experienced a decrease in submitted samples in the second quarter as a result of the COVID-19 pandemic. As is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.
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
Our ability to commercialize ONPATTRO, GIVLAARI or any future products, including lumasiran, successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. ONPATTRO, GIVLAARI and other products for which we are able to obtain marketing approval, including lumasiran, may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell ONPATTRO, GIVLAARI or any future products, including lumasiran on a competitive basis. Increasingly, the third-party payors who pay for or reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into more than ten VBAs and are negotiating additional VBAs for ONPATTRO with certain private health insurers. In addition, we have entered into seven VBAs and are negotiating additional VBAs for GIVLAARI. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials. Partnering with payers on these agreements is intended to provide more certainty to them for their investment, and help accelerate coverage decisions for patients. The agreements are structured to link our commercially approved products’ performance in real-world use to financial terms. If the price we are able to charge for ONPATTRO, GIVLAARI or any other products we develop, including lumasiran, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.2% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.

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
There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution or that covers a particular provider’s cost of acquiring the drug. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of Health and Human Services to: eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products, and prioritizing finalization of the proposed rule to permit the importation of drugs from Canada; depending on whether pharmaceutical manufacturers agree to other measures, ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other designated countries; and allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. The FDA has also issued a Draft Guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. It is unclear if, when, and to what extent the Executive Orders and the Draft Guidance may be implemented. The regulatory and market implications of the notice of Executive Orders and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage or adequate reimbursement rates from both government-funded and private payors for ONPATTRO, GIVLAARI or other new drugs that we develop, including lumasiran, and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. The costs of prescription pharmaceuticals in the U.S. have also been the subject of considerable discussion in the U.S., and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs, increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. Although some proposals related to the administration’s Blueprint may require additional authorization to become effective, may ultimately be withdrawn, or may face challenges in the courts, the Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Act of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. Another bill, the Lower Drug Costs Now Act of 2019, which passed out of the House of Representatives on December 12, 2019, and would require the U.S. Department of Health and Human Services to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers of Congress and be signed into law, and if either is enacted, what effect it would have on our business; however enactment of either of these bills could have a material adverse effect on our business and prospects.
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
Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 (however, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic). Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. Due to legislation amending the statute, including the Bipartisan Budget Act of 2018, these reductions will stay in effect through 2030 unless additional Congressional action is taken. The full impact on our business of these automatic cuts is uncertain.
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
Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Additionally, as of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. If a prolonged government shutdown occurs, or if global health concerns related to COVID-19 continue to prevent the FDA or other regulatory authorities from conducting certain aspects of their regular review and approval processes within specified or customary time periods, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Resolving such delays could force us or our collaborators to incur significant costs, could limit our allowed activities or the allowed activities of our collaborators, could diminish any competitive advantages that we or our collaborators may attain or could adversely affect our business, financial condition, results of operations and prospects, the value of our common stock and our ability to bring new products to market as forecasted. Even without such delay, there is no guarantee we will receive approval for our product candidates on a timely basis, or at all.
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
In addition, in connection with certain license and collaboration agreements, we have agreed to indemnify certain third parties for certain costs incurred in connection with litigation relating to intellectual property rights or the subject matter of the agreements. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s efforts. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of any litigation or legal proceeding could delay our research, development and commercialization efforts and limit our ability to continue our operations.
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
Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, we could incur significant costs and/or disruption to our business and distraction of our management defending against any breach of such licenses alleged by the licensor. For example, in June 2018, Ionis sent us a notice claiming that it is owed payments under our second amended and restated strategic collaboration and license agreement as a result of the January 2018 amendment of our collaboration agreement with Sanofi Genzyme and the related Exclusive TTR License and AT3 License Terms. Ionis claims it is owed technology access fees based on rights granted and amounts paid to us in connection with the Sanofi Genzyme restructuring. In November 2018, we received notice that Ionis had filed a Demand for Arbitration with the Boston office of the American Arbitration Association against us, asserting, among other things, breach of contract. In December 2018, we filed our answer to Ionis’s Demand for Arbitration, denying any liability to Ionis. The hearing portion of the arbitration process was completed in June 2020, and post-hearing briefs were submitted by the parties on July 31, 2020. Responsive briefs are required to be filed on August 31, 2020. We now expect a decision from the arbitration panel in late 2020. While we dispute that any additional technology access fees are owed to Ionis, and also dispute Ionis's claim for interest and attorney's fees in the event that it were to be awarded technology access fees, if it is determined through arbitration that Ionis is entitled to additional technology access fees, we will have to pay Ionis such additional fees, plus potentially interest and attorney's fees on one or more claims. There can be no assurance that we will resolve this matter favorably or that it will not have a material adverse impact on our future results of operations. At this time, we are unable to predict the likelihood of a favorable or unfavorable outcome.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, which is now approved in the U.S., the EU, Japan,

Brazil, Argentina, Israel, Russia, South Korea and certain countries in Latin America, and inotersen, developed by Ionis and licensed to Akcea, which is now approved in the U.S., the EU, Canada and Brazil, as well as product candidates in various stages of clinical development, including an additional investigational drug being developed by Ionis. Finally, we are aware that Eidos Therapeutics, Inc., or Eidos, initiated a Phase 3 clinical trial of AG10, a TTR stabilizer, in ATTR-CM in February 2019, and expects enrollment of the Phase 3 clinical trial in ATTR-CM to be completed in the first half of 2021. Eidos also plans to initiate a Phase 3 clinical trial of AG10 in ATTR-PN patients in the second half of 2020. While we believe that ONPATTRO has and will continue to have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.
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
The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to factors that are beyond our control. The stock market in general has from time to time experienced extreme price and volume fluctuations, and the biotechnology sector in particular has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the clinical development progress or operating performance of these companies, including as a result of adverse development events. For example, the trading price for our common stock and the common stock of other biopharmaceutical companies has been highly volatile during the period of the COVID-19 pandemic. The COVID-19 pandemic continues to rapidly evolve, and the extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These broad market and sector fluctuations have resulted and could in the future result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.
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
For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York. The complaint, as amended, or the Complaint, alleges that we and our Chief Executive Officer, former Chief Financial Officer and certain of our other executive officers violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 20, 2017 and September 12, 2018. On March 23, 2020, the Court granted our motion and dismissed the Complaint without prejudice. Pursuant to a prior Order of the Court, on June 1, 2020, plaintiff filed a motion seeking leave to file a further amended complaint. That motion was fully briefed on June 22, 2020, and remains pending with the Court. We believe that the allegations contained in the now dismissed Complaint are without merit. However, whether or not the plaintiff’s claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, in excess of our insurance coverage, such payments could adversely affect our operations.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of June 30, 2020, our six largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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

ITEM 6. EXHIBITS.

10.1†#	Patent Cross-License Agreement dated April 3, 2020 between Dicerna Pharmaceuticals, Inc. and the Registrant.
10.2†#	Purchase and Sale Agreement dated April 10, 2020 between BX Bodyguard Royalties L.P. and the Registrant.
10.3*#
Credit Agreement dated April 10, 2020 by and among the Registrant, as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent.

10.4
Stock Purchase Agreement by and among the Registrant, as Borrower, and the investors listed in Exhibit A thereto, dated April 10, 2020 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on June 5, 2020 (File No. 333-238989) and incorporated herein by reference).

10.5**#	Second Amendment to 2018 Stock Incentive Plan, as amended.
10.6**#	Amendment to Amended and Restated 2004 Employee Stock Purchase Plan, as amended.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Schedules, exhibits and similar supporting attachments or agreements to the Credit Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
**	Management contracts or compensatory plans or arrangements.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 6, 2020	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)