Form 10-Q
period 2020-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2020-11-05
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At October 30, 2020, the registrant had 116,180,768 shares of Common Stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•risks related to the direct or indirect impact of the COVID-19 global pandemic or any future pandemic, such as the scope and duration of the pandemic, government actions and restrictive measures implemented in response, material delays in diagnoses of rare diseases, initiation or continuation of treatment for diseases addressed by our products, or in patient enrollment in clinical trials, potential clinical trial, regulatory review and inspection or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of this pandemic, and our ability to execute business continuity plans to address disruptions caused by the COVID-19 or any future pandemic;
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
•the possible impact of any competing products on the commercial success of ONPATTRO and GIVLAARI and our product candidates, including lumasiran and inclisiran, and, our, or with respect to inclisiran, our partner's, ability to compete against such products;
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
•our expectations regarding the length of time our current cash, cash equivalents and marketable securities will support our operations based on our current operating plan;
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
The risks set forth above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
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

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$496,704	$547,178
Marketable debt securities	1,279,955	975,017
Marketable equity securities	57,217	13,967
Accounts receivable, net	79,118	43,011
Inventory	66,942	56,348
Prepaid expenses and other current assets	74,766	80,343
Receivable related to the sale of future royalties	500,000	—
Total current assets	2,554,702	1,715,864
Property, plant and equipment, net	444,690	425,179
Operating lease right-of-use assets	245,234	221,197
Restricted investments	24,725	14,825
Other assets	37,932	18,069
Total assets	$3,307,283	$2,395,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,872	$49,884
Accrued expenses	295,260	197,201
Operating lease liability	32,192	27,688
Deferred revenue	114,601	77,821
Liability related to the sale of future royalties	10,316	—
Total current liabilities	480,241	352,594
Operating lease liability, net of current portion	297,262	276,135
Deferred revenue, net of current portion	265,708	318,383
Liability related to the sale of future royalties, net of current portion	1,032,708	—
Other liabilities	16,341	9,330
Total liabilities	2,092,260	956,442
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 116,143 shares issued and outstanding as of September 30, 2020; 112,188 shares issued and outstanding as of December 31, 2019	1,161	1,122
Additional paid-in capital	5,592,884	5,201,176
Accumulated other comprehensive loss	(37,193)	(36,518)
Accumulated deficit	(4,341,829)	(3,727,088)
Total stockholders’ equity	1,215,023	1,438,692
Total liabilities and stockholders’ equity	$3,307,283	$2,395,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statements of Operations
Revenues:
Net product revenues	$99,206	$46,066	$248,677	$110,588
Net revenues from collaborations	26,647	23,995	80,614	37,481
Total revenues	125,853	70,061	329,291	148,069
Operating costs and expenses:
Cost of goods sold	21,797	5,213	55,028	12,886
Research and development	161,783	160,796	486,350	453,813
Selling, general and administrative	167,472	120,351	422,129	322,728
Total operating costs and expenses	351,052	286,360	963,507	789,427
Loss from operations	(225,199)	(216,299)	(634,216)	(641,358)
Other (expense) income:
Interest expense	(28,731)	—	(55,979)	—
Interest income	2,072	9,889	10,717	26,195
Other (expense) income	(594)	(2,519)	67,477	(2,929)
Change in fair value of liability obligation	—	—	—	9,422
Total other (expense) income	(27,253)	7,370	22,215	32,688
Loss before income taxes	(252,452)	(208,929)	(612,001)	(608,670)
(Provision) benefit for income taxes	(839)	394	(2,740)	(1,261)
Net loss	$(253,291)	$(208,535)	$(614,741)	$(609,931)
Net loss per common share - basic and diluted	$(2.18)	$(1.92)	$(5.37)	$(5.63)
Weighted-average common shares used to compute basic and diluted net loss per common share	115,986	108,701	114,554	108,427

Statements of Comprehensive Loss
Net loss	$(253,291)	$(208,535)	$(614,741)	$(609,931)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable debt securities	(1,481)	(50)	768	772
Foreign currency translation (losses) gains	(2,576)	1,439	(1,665)	2,281
Defined benefit pension plans, net of tax	76	71	222	(4,211)
Total other comprehensive (loss) income	(3,981)	1,460	(675)	(1,158)
Comprehensive loss	$(257,272)	$(207,075)	$(615,416)	$(611,089)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	112,188	$1,122	$5,201,176	$(36,518)	$(3,727,088)	$1,438,692
Exercise of common stock options, net of tax withholdings	976	9	54,212	—	—	54,221
Issuance of common stock under equity plans	4	—	—	—	—	—
Stock-based compensation expense related to equity-classified awards	—	—	34,578	—	—	34,578
Other comprehensive income	—	—	—	4,459	—	4,459
Net loss	—	—	—	—	(182,221)	(182,221)
Balance as of March 31, 2020	113,168	1,131	5,289,966	(32,059)	(3,909,309)	1,349,729
Exercise of common stock options, net of tax withholdings	1,233	12	91,861	—	—	91,873
Issuance of common stock under equity plans	283	3	5,298	—	—	5,301
Issuance of common stock to strategic partners, net of closing costs	963	10	99,488	—	—	99,498
Stock-based compensation expense related to equity-classified awards	—	—	33,707	—	—	33,707
Other comprehensive loss	—	—	—	(1,153)	—	(1,153)
Net loss	—	—	—	—	(179,229)	(179,229)
Balance as of June 30, 2020	115,647	1,156	5,520,320	(33,212)	(4,088,538)	1,399,726
Exercise of common stock options, net of tax withholdings	494	5	32,207	—	—	32,212
Issuance of common stock under equity plans	2	—	129	—	—	129
Stock-based compensation expense related to equity-classified awards	—	—	40,228	—	—	40,228
Other comprehensive loss	—	—	—	(3,981)	—	(3,981)
Net loss	—	—	—	—	(253,291)	(253,291)
Balance as of September 30, 2020	116,143	$1,161	$5,592,884	$(37,193)	$(4,341,829)	$1,215,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	101,177	$1,011	$4,175,139	$(33,213)	$(2,840,972)	$1,301,965
Exercise of common stock options, net of tax withholdings	207	3	11,406	—	—	11,409
Issuance of common stock under equity plans	4	—	(58)	—	—	(58)
Issuance of common stock under benefit plans	12	—	784	—	—	784
Issuance of common stock, net of costs	5,000	50	381,850	—	—	381,900
Stock-based compensation expense related to equity-classified awards	—	—	32,541	—	—	32,541
Other comprehensive income, net of tax	—	—	—	360	—	360
Net loss	—	—	—	—	(181,915)	(181,915)
Balance as of March 31, 2019	106,400	1,064	4,601,662	(32,853)	(3,022,887)	1,546,986
Exercise of common stock options, net of tax withholdings	203	2	6,180	—	—	6,182
Issuance of common stock under equity plans	55	—	4,022	—	—	4,022
Issuance of common stock under benefit plans	12	—	1,089	—	—	1,089
Issuance of common stock to strategic partners, net of closing costs	4,444	44	390,533	—	—	390,577
Stock-based compensation expense related to equity-classified awards	—	—	30,798	—	—	30,798
Other comprehensive loss, net of tax	—	—	—	(2,978)	—	(2,978)
Net loss	—	—	—	—	(219,481)	(219,481)
Balance as of June 30, 2019	111,114	1,110	5,034,284	(35,831)	(3,242,368)	1,757,195
Exercise of common stock options, net of tax withholdings	191	2	9,298	—	—	9,300
Issuance of common stock under equity plans	6	—	—	—	—	—
Issuance of common stock under benefit plans	14	1	1,001	—	—	1,002
Stock-based compensation expense related to equity-classified awards	—	—	46,665	—	—	46,665
Other comprehensive income, net of tax	—	—	—	1,460	—	1,460
Net loss	—	—	—	—	(208,535)	(208,535)
Balance as of September 30, 2019	111,325	$1,113	$5,091,248	$(34,371)	$(3,450,903)	$1,607,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(614,741)	$(609,931)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,386	11,733
Amortization and interest accretion related to operating leases	29,169	27,873
Non-cash interest expense on liability related to the sale of future royalties	55,979	—
Stock-based compensation	105,597	108,644
Realized and unrealized gain on marketable equity securities	(66,626)	—
Change in fair value of liability obligation	—	(9,422)
Other	1,628	(2,061)
Changes in operating assets and liabilities:
Accounts receivable, net	(35,070)	(29,717)
Proceeds from landlord lease incentive for tenant improvements	2,690	29,064
Inventory	(26,962)	(28,095)
Prepaid expenses and other assets	3,765	(12,748)
Accounts payable, accrued expenses and other liabilities	75,564	57,368
Deferred revenue	(15,924)	399,584
Operating lease liability	(31,272)	(24,739)
Net cash used in operating activities	(491,817)	(82,447)
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,693)	(101,351)
Purchases of marketable debt securities	(1,469,451)	(1,445,632)
Purchases of restricted investments	(9,900)	—
Proceeds from maturity of restricted investments	—	30,000
Sales and maturities of marketable securities	1,190,714	1,320,156
Other investing activities	(300)	—
Net cash used in investing activities	(337,630)	(196,827)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	181,459	30,942
Proceeds from the sale of future royalties	500,000	—
Proceeds from development derivative	4,200	—
Repayment of term loan	—	(30,000)
Proceeds from issuance of common stock to strategic partners, net of closing costs	99,498	400,000
Proceeds from public offering, net of costs	—	381,900
Payment of transaction costs related to sale of future royalties and term loan facility	(8,128)	—
Net cash provided by financing activities	777,029	782,842
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,946	(449)
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,472)	503,119
Cash, cash equivalents and restricted cash, beginning of period	549,628	422,631
Cash, cash equivalents and restricted cash, end of period	$499,156	$925,750
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$7,048	$18,923
Lease liabilities arising from obtaining right-of-use assets	$34,363	$2,546
Receivable and liability related to the sale of future royalties	$500,000	$—
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
In August 2018, we received approval for ONPATTRO from the United States Food and Drug Administration, or FDA, and began commercializing and generating product revenues in the U.S., and also received marketing authorization for ONPATTRO from the European Commission, or EC. As of September 30, 2020, we have launched ONPATTRO in the U.S., Europe, Japan and in several additional countries. In November 2019, we received approval for GIVLAARI from the FDA and began commercializing and generating product revenues in the U.S. in December 2019. In March 2020, we received marketing authorization for GIVLAARI from the EC, and as of September 30, 2020, we have launched GIVLAARI in several countries in Europe. Regulatory filings in additional markets are pending or planned for the remainder of 2020 and beyond for both products.
In 2020, we entered into a broad strategic financing collaboration with The Blackstone Group Inc. and certain of its affiliates which includes a purchase and sale agreement, a credit agreement, a stock purchase agreement, and a funding agreement for the clinical development of vutrisiran and ALN-AGT, under which The Blackstone Group Inc. and certain of its affiliates will provide up to $2.00 billion to support our advancement of innovative RNAi therapeutics. Each executed agreement is a separate unit of account and was recorded at fair value. Please read Note 5, Note 9, Note 10 and Note 11, respectively, for additional information regarding each executed agreement set forth above.
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
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Updates to our significant accounting policies, including the liability related to the sale of future royalties accounting policy and development derivative liability, resulting from the execution of a purchase and sale agreement and a funding agreement, respectively, with certain affiliates of The Blackstone Group Inc., are discussed below.
Reclassification
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, the supply of our products and product candidates, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2020, together with the cash we expect to generate from product sales and under our alliances and strategic financing collaboration, will be sufficient to enable us to advance our long-term strategic goals for multiple years from the filing of this Quarterly Report on Form 10-Q.
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
Development Derivative Liability
The development derivative liability is recorded at fair value based on the probability weighted present value of the estimated cash flows pursuant to contractual terms of the funding agreement with certain affiliates of The Blackstone Group Inc. The liability is remeasured quarterly with any change in fair value recorded in other income (expense) on the condensed consolidated statements of operations and comprehensive loss.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
ONPATTRO
United States	$39,027	$33,591	$108,491	$80,543
Europe	30,478	10,857	74,664	28,311
Rest of World (primarily Japan)	13,011	1,618	32,560	1,734
Total	$82,516	$46,066	$215,715	$110,588

GIVLAARI
United States	$12,108	$—	$26,043	$—
Europe	4,582	—	6,919	—
Total	$16,690	$—	$32,962	$—

Total net product revenues	$99,206	$46,066	$248,677	$110,588
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of September 30, 2020	As of December 31, 2019
Receivables included in “Accounts receivable, net”	$60,787	$28,082

4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Regeneron Pharmaceuticals (Regeneron)	$14,874	$15,261	$49,790	$15,961
Vir Biotechnology (Vir)	8,512	5,869	21,476	7,888
The Medicines Company (MDCO)	1,091	528	6,029	2,273
Sanofi Genzyme (Sanofi)	420	1,882	793	10,382
Other	1,750	455	2,526	977
Total	$26,647	$23,995	$80,614	$37,481
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of September 30, 2020	As of December 31, 2019
Receivables included in “Accounts receivable, net”	$18,331	$14,929
Contract liabilities included in “Deferred revenue”	$145,692	$153,117
The following table presents revenue recognized as a result of changes in contract liability related to our collaboration agreements:

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Amounts included in contract liability at the beginning of the period	$19,212	$12,333	$50,716	$3,954
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended September 30,
	2020			2019
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron	$3,355	$43	$9,167	$637	$959	$9,518
Vir	1,379	277	3,247	4,843	20	2,393
MDCO	—	—	67	347	5,992	398
Sanofi	513	17	479	3,262	110	1,588
Total	$5,247	$337	$12,960	$9,089	$7,081	$13,897

	Nine Months Ended September 30,
	2020			2019
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron	$10,751	$67	$33,290	$1,152	$1,010	$9,943
Vir	2,757	486	8,539	5,385	268	2,733
MDCO	998	—	611	2,024	6,002	458
Sanofi	712	46	875	11,033	326	1,681
Total	$15,218	$599	$43,315	$19,594	$7,606	$14,815
The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for (i) clinical and manufacturing expenses, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenue from collaborations. For the three and nine months ended September 30, 2020 and 2019, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
profit-sharing arrangement for each such product at any time during a specified period prior to the achievement of clinical proof of concept for each such product.
Pursuant to the Vir Agreement, Vir paid us an upfront fee of $10.0 million and issued to us 1,111,111 shares of its common stock. Under the Vir Agreement, we may also receive milestone payments upon the achievement of certain development, regulatory and commercial milestones, as well as royalties on the net sales of licensed products, if any, ranging from high-single-digit to sub-teen double-digit percentages. In March 2020, we achieved a development milestone relating to ALN-HBV02 and earned a $15.0 million cash milestone and 1,111,111 shares of Vir's common stock, which were received in the second quarter of 2020. In June 2020, we earned and received a $10.0 million payment from Vir related to Vir's sublicense for ALN-HBV02 in China. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the Vir Agreement.
In March and April 2020, we entered into amendments to the Vir Agreement to expand our collaboration to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19, along with three additional targets focused on human host factors for SARS-CoV-2, including angiotensin converting enzyme-2, or ACE2 and transmembrane protease, serine 2, or TMPRSS2, and potentially a third mutually selected host factor target. Under the Vir amendments, we and Vir will each be responsible for pre-clinical development costs incurred by each such party in performing its allocated responsibilities under an agreed-upon initial pre-clinical development plan. We and Vir will equally share certain costs incurred in connection with the manufacture of non-GMP drug product required for pre-clinical development prior to filing an IND for the first product in the coronavirus program. Vir will lead all development and commercialization of any selected development candidates. At clinical proof of concept, we will have an option to share equally in the profits and losses associated with the development and commercialization of the coronavirus program. Alternatively, we may elect to earn development and commercialization milestones and royalties on net sales of products resulting from the collaboration in amounts agreed upon for the coronavirus program.
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
We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of September 30, 2020, the total transaction price was determined to be $145.2 million. As of September 30, 2020, the transaction price is comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, milestones achieved and variable consideration related to development, manufacture and supply activities. The total transaction price is allocated entirely to the single performance obligation. We utilized the expected value method to determine the amount of reimbursement for these activities. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of September 30, 2020, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $96.8 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.

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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For any co-co collaboration agreement subsequently entered into, we and Regeneron will share equally all costs of, and profits from, development and commercialization activities. Reimbursement of our share of development costs will be recognized as a reduction to research and development expense in the consolidated statements of operations and comprehensive loss. In the event that a party exercises its opt-out right, the lead party will be responsible for all costs and expenses incurred in connection with the development and commercialization of the collaboration products under the applicable co-co collaboration agreement, subject to continued sharing of costs through defined points. If a party exercises its opt-out right, following the first commercial sale of the applicable collaboration product under a co-co collaboration agreement, the lead party is required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the opt-out right, subject to customary reductions and a reduction for opt-out transition costs.
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
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and during the quarter ended September 30, 2020, there was no change to the transaction price calculated at December 31, 2019. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation and future cost reimbursements, is accounted for as collaboration revenue.
The following table provides a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of September 30, 2020	As of September 30, 2020	As of December 31, 2019	Accounting Guidance
Research Services Obligation	$200,600	$64,000	$84,800	ASC 606
C5 License Obligation	108,500	65,800	65,800	ASC 606
C5 Co-Co Obligation	246,000	233,500	243,000	ASC 808
	$555,100	$363,300	$393,600

	Revenue Recognized During
	Three Months Ended September 30,		Nine Months Ended September 30,
Performance Obligations	2020	2019	2020	2019	Accounting Guidance
Research Services Obligation	$10,700	$11,100	$33,300	$11,800	ASC 606
C5 License Obligation	—	—	—	—	ASC 606
C5 Co-Co Obligation	2,400	3,600	9,500	3,600	ASC 808
	$13,100	$14,700	$42,800	$15,400
As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied is $254.8 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
The Medicines Company
In February 2013, we and The Medicines Company, or MDCO, entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia and other human diseases, including inclisiran. We refer to this agreement, as amended through the date hereof, as the MDCO

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
License Agreement. Under the MDCO License Agreement, MDCO paid us an upfront cash payment of $25.0 million. As of September 30, 2020, we have earned $30.0 million of development milestones and upon achievement of certain events, we will be entitled to receive additional milestone payments, up to an aggregate of $150.0 million, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, we will be entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales, if any, of licensed products by MDCO, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the MDCO License Agreement.
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
Unless terminated earlier in accordance with the terms of the agreement, the MDCO License Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term for any licensed product in any country, where a royalty term is defined as the latest to occur of (1) the expiration of the last valid claim of patent rights covering a licensed product, (2) the expiration of the Regulatory Exclusivity, as defined in the MDCO License Agreement, and (3) the twelfth anniversary of the first commercial sale of the licensed product in such country. We estimate that our fundamental RNAi patents covering licensed products under the MDCO License Agreement will expire both in and outside of the U.S. generally between 2016 and 2028. We also estimate that our inclisiran product-specific patents covering licensed products under the MDCO License Agreement will expire in the U.S., Europe, China and Japan in 2036 and elsewhere at the end of 2033. These patent rights are subject to potential patent term extensions and/or supplemental protection certificates extending such terms in countries where such extensions may become available due to regulatory delay. In addition, more patent filings relating to the collaboration may be made in the future.
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
On January 6, 2020, Novartis AG completed its acquisition of MDCO and all rights and obligations under the MDCO License Agreement.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
5. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
On April 10, 2020, we entered into a purchase and sale agreement, or Purchase Agreement, with BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, under which Blackstone Royalties acquired 50% of royalties payable, or Royalty Interest, with respect to net sales by MDCO, its affiliates or sublicensees of inclisiran and any other licensed products under the MDCO License Agreement, and 75% of the commercial milestone payments payable under the MDCO License Agreement, together with the Royalty Interest, the Purchased Interest. If Blackstone Royalties does not receive payments in respect of the Royalty Interest by December 31, 2029, equaling at least $1.00 billion, Blackstone Royalties will receive 55% of the Royalty Interest beginning on January 1, 2030. In consideration for the sale of the Purchased Interest, Blackstone Royalties paid us $500.0 million in April 2020 and has an unconditional obligation to pay us an additional $500.0 million on September 30, 2021, which was recorded as a receivable upon execution of the Purchase Agreement.
We continue to own or control all inclisiran intellectual property rights and are responsible for certain ongoing manufacturing and supply obligations related to the generation of the Purchased Interest. Due to our continuing involvement, we will continue to account for any royalties and commercial milestones due to us under the MDCO License Agreement as revenue on our condensed consolidated statement of operations and comprehensive loss and record the proceeds from this transaction as a liability, net of closing costs, on our condensed consolidated balance sheet.
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
As of September 30, 2020, the carrying value of the liability related to the sale of future royalties was $1.04 billion, net of closing costs of $13.0 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2020 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs. For the three and nine months ended September 30, 2020, we recognized interest expense of $28.7 million and $56.0 million, respectively.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Liability related to the sale of future royalties as of April 10, 2020	$1,000,000
Capitalized closing costs	(12,955)
Interest expense recognized	55,979
Carrying value of liability related to sale of future royalties as of September 30, 2020	$1,043,024

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
U.S. treasury securities	$15,000	$—	$15,000	$—
Money market funds	294,770	294,770	—	—
Marketable debt securities:
Corporate notes	32,087	—	32,087	—
U.S. government-sponsored enterprise securities	252,944	—	252,944	—
U.S. treasury securities	994,924	—	994,924	—
Marketable equity securities	57,217	57,217	—	—
Restricted cash (money market funds)	1,483	1,483	—	—
Total financial assets	$1,648,425	$353,470	$1,294,955	$—
Financial liabilities
Development derivative liability	$5,430	$—	$—	$5,430

(In thousands)	As of December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Commercial paper	$3,439	$—	$3,439	$—
U.S. treasury securities	336,693	—	336,693	—
Money market funds	119,882	119,882	—	—
Marketable debt securities:
Certificates of deposit	4,301	—	4,301	—
Commercial paper	36,474	—	36,474	—
Corporate notes	146,040	—	146,040	—
U.S. government-sponsored enterprise securities	32,488	—	32,488	—
U.S. treasury securities	755,714	—	755,714	—
Marketable equity securities	13,967	13,967	—	—
Restricted cash (money market funds)	1,482	1,482	—	—
Total financial assets	$1,450,480	$135,331	$1,315,149	$—
During the nine months ended September 30, 2019 there were no transfers between Level 1 and Level 2 financial assets or liabilities. During the nine months ended September 30, 2020, we transferred one financial asset from Level 2 to Level 1 as a result of the expiration on the securities holding period restriction. There were no other transfers between Level 1 and Level 2 financial assets or liabilities during the nine months ended September 30, 2020. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In March 2020, pursuant to the Vir Agreement, we achieved a development milestone relating to ALN-HBV02 and earned a $15.0 million cash milestone and 1,111,111 shares of Vir's common stock, which were received in the second quarter of 2020. As a result of certain securities law restrictions, our Vir common stock was subject to a 180-day holding period, which expired in September 2020. As of June 30, 2020, we recorded the investment at fair value, with the effect of the holding period restriction estimated using an option pricing valuation model, which was considered a Level 2 input. As a result of the expiration of holding period restriction as of September 30, 2020, the securities investment was transferred from a Level 2 to a Level 1 financial asset.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and nine months ended September 30, 2020 or 2019.
The following tables summarize our marketable debt securities:

	As of September 30, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes	$32,064	$23	$—	$32,087
U.S. government-sponsored enterprise securities	253,014	171	(241)	252,944
U.S. treasury securities	1,008,972	1,011	(59)	1,009,924
Total	$1,294,050	$1,205	$(300)	$1,294,955

	As of December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,303	$—	$(2)	$4,301
Commercial paper	39,913	—	—	39,913
Corporate notes	146,016	58	(34)	146,040
U.S. government-sponsored enterprise securities	32,487	3	(2)	32,488
U.S. treasury securities	1,092,293	185	(71)	1,092,407
Total	$1,315,012	$246	$(109)	$1,315,149
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of September 30, 2020	As of December 31, 2019
Cash and cash equivalents	$15,000	$340,132
Marketable debt securities	1,279,955	975,017
Total	$1,294,955	$1,315,149

8. OTHER BALANCE SHEET DETAILS
The components of inventory are summarized as follows:

(In thousands)	As of September 30, 2020	As of December 31, 2019
Raw materials	$54,354	$15,418
Work in progress	22,425	38,275
Finished goods	7,261	2,655
Total	$84,040	$56,348

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2020, we capitalized $19.2 million of inventory produced for commercial sale for products awaiting regulatory approval and had long-term inventory of $17.1 million in other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle. As of December 31, 2019, there was no capitalized inventory for products awaiting regulatory approval or long-term inventory.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
(In thousands)	2020	2019
Cash and cash equivalents	$496,704	$923,304
Restricted cash included in prepaid expenses and other current assets	5	4
Restricted cash included in long-term other assets	2,447	2,442
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$499,156	$925,750
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(32,792)	$(3,520)	$137	$(343)	$(36,518)
Other comprehensive income (loss) before reclassifications	—	—	7	(1,665)	(1,658)
Amounts reclassified from other comprehensive income	—	222	761	—	983
Net other comprehensive income (loss)	—	222	768	(1,665)	(675)
Balance as of September 30, 2020	$(32,792)	$(3,298)	$905	$(2,008)	$(37,193)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(32,792)	$—	$(421)	$—	$(33,213)
Other comprehensive (loss) income before reclassifications	—	(4,282)	359	2,281	(1,642)
Amounts reclassified from other comprehensive income	—	71	413	—	484
Net other comprehensive (loss) income	—	(4,211)	772	2,281	(1,158)
Balance as of September 30, 2019	$(32,792)	$(4,211)	$351	$2,281	$(34,371)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as interest income and other income, respectively, in the condensed consolidated statements of operations and comprehensive loss.
9. CREDIT AGREEMENT
On April 10, 2020, we entered into a credit agreement, or Credit Agreement, among us, certain of our subsidiaries (such subsidiaries, together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP and certain other affiliates of The Blackstone Group Inc., and the other lenders from time to time parties thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders. The Credit Agreement provides for a

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
senior secured delayed draw term loan facility of up to $700.0 million to be funded in three tranches, collectively referred to as the Term Loans, as follows:

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
The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. As of September 30, 2020, we were in compliance with the applicable terms and conditions of the covenants under the Credit Agreement. No later than December 31, 2020, we will draw the Tranche 1 Loan based on the terms of the Credit Agreement. As of September 30, 2020, we had not yet drawn down on the Term Loans.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. DEVELOPMENT DERIVATIVE LIABILITY
In August 2020, we entered into a co-development agreement, referred to as the Funding Agreement, with BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences, pursuant to which Blackstone Life Sciences will provide up to $150.0 million in funding for the clinical development of vutrisiran and ALN-AGT, two of our cardiometabolic programs. With respect to vutrisiran, Blackstone Life Sciences has committed to provide up to $70.0 million to fund development costs related to the HELIOS-B Phase 3 clinical trial. In addition, Blackstone Life Sciences has the right, but is not obligated, to fund up to $26.0 million for development costs related to a Phase 2 clinical trial of ALN-AGT and up to $54.0 million for development costs related to a Phase 3 clinical trial of ALN-AGT. The amount of funding ultimately provided by Blackstone Life Sciences is dependent on us achieving specified development milestones with respect to each clinical trial. We retain sole responsibility for the development and commercialization of both vutrisiran and ALN-AGT.
As consideration for Blackstone Life Sciences’s funding for vutrisiran clinical development costs, we have agreed to pay Blackstone Life Sciences a 1% royalty on net sales of vutrisiran for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-cardiomyopathy, as well as fixed payments of up to 2.5 times their investment over a two-year period upon regulatory approval of vutrisiran for ATTR-cardiomyopathy in specified countries, unless it is later withdrawn from the market following a mandatory recall. As consideration for Blackstone Life Sciences’s funding for Phase 2 clinical development costs of ALN-AGT, we have agreed to pay Blackstone Life Sciences fixed payments of up to 3.25 times their Phase 2 investment over a four-year period upon the successful completion of the ALN-AGT Phase 2 clinical trial, unless certain regulatory events affecting the continued development of ALN-AGT occur. As consideration for Blackstone Life Sciences’s funding for Phase 3 clinical development costs of ALN-AGT, we have agreed to pay Blackstone Life Sciences fixed payments of up to 4.5 times their Phase 3 investment over a four-year period upon regulatory approval of ALN-AGT in specified countries, unless it is later withdrawn from the market following a mandatory recall.
Our payment obligations under the Funding Agreement will be secured, subject to certain exceptions, by security interests in intellectual property owned by us relating to vutrisiran and ALN-AGT, as well as in our bank account in which the funding deposits will be made.
We and Blackstone Life Sciences each have the right to terminate the Funding Agreement in its entirety in the event of the other party’s bankruptcy or similar proceedings. We and Blackstone Life Sciences may each terminate the Funding Agreement in its entirety or with respect to either product in the event of an uncured material breach by the other party, or with respect to a product for certain patient health and safety reasons, or if regulatory approval in specified major market countries is not obtained for the product following the completion of clinical trials for the product. In addition, Blackstone Life Sciences has the right to terminate the Funding Agreement in its entirety upon the occurrence of certain events affecting our ability to make payments under the agreement or to develop or commercialize the products, or upon a change of control of us. Blackstone Life Sciences may also terminate the Funding Agreement with respect to a product if the joint steering committee elects to terminate the development program for that product in its entirety, if certain clinical endpoints are not achieved for that product or, with respect to vutrisiran only, if our right to develop or commercialize vutrisiran is enjoined in a specified major market as a result of an alleged patent infringement. In certain termination circumstances, we will be obligated to pay Blackstone Life Sciences an amount that is equal to, or a multiplier of, the development funding received from Blackstone Life Sciences, and we may remain obligated under certain circumstances to make the payments to Blackstone Life Sciences described above, or the royalty described above in the case of vutrisiran, should we obtain regulatory approval for vutrisiran or ALN-AGT following termination.
We account for the Funding Agreement under ASC 815 as a derivative liability, measured at fair value, within other liabilities on our condensed consolidated balance sheets. The liability was initially recorded at $4.2 million upon receipt of funding pursuant to the contractual terms. The change in fair value due to the remeasurement of the development derivative liability resulted in a $1.2 million loss for the three and nine months ended September 30, 2020, recorded as other expense on our condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2020, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of vutrisiran, assuming regulatory approval, (iv) our cost of borrowing (17%), and (v) Blackstone Life Sciences's cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Development derivative liability as of August 15, 2020	$—
Amount received under the Funding Agreement	4,200
Loss recorded from remeasurement of development derivative liability	1,230
Development derivative liability as of September 30, 2020	$5,430

11. EQUITY
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
Because we had an obligation to Regeneron as of April 8, 2019 that may have resulted in the issuance of redeemable convertible preferred stock, we were required to follow the guidance in ASC 480 and mark-to-market the obligation to potentially issue this redeemable security until April 25, 2019, when it became known that the obligation would be fulfilled in common stock. The final mark-to-market adjustment of this obligation under ASC 480 resulted in us recording a gain of $9.4 million included in other income in the consolidated statements of comprehensive loss during the nine months ended September 30, 2019, with the offsetting adjustment to equity netting against the $400.0 million proceeds that were received upon closing.
Public Offering
In January 2019, we sold an aggregate of 5,000,000 shares of our common stock through an underwritten public offering at a price to the public of $77.50 per share. As a result of the offering, we received aggregate net proceeds of $381.9 million after deducting underwriting discounts and commissions and other offering expenses of approximately $5.6 million.
12. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Research and development	$13,703	$22,737	$45,542	$54,144
Selling, general and administrative	23,561	23,272	60,055	54,500
Total	$37,264	$46,009	$105,597	$108,644

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. NET LOSS PER COMMON SHARE
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
The following common share equivalents were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of September 30,
(In thousands)	2020	2019
Options to purchase common stock	11,856	13,675
Unvested restricted common stock	1,145	668
Total	13,001	14,343

14. COMMITMENTS AND CONTINGENCIES
Legal Matters
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
In June 2018, Ionis Pharmaceuticals, Inc., or Ionis, claimed it was owed payments under our second amended and restated strategic collaboration and license agreement as a result of the January 2018 restructuring of our Sanofi Genzyme collaboration and the related Exclusive TTR License and AT3 License Terms. We disputed this and in November 2018, Ionis filed a Demand for Arbitration with the American Arbitration Association against us. The hearing portion of the arbitration process was completed in June 2020, and in October 2020, a partial award was issued by the arbitration panel. For the three and nine months ended September 30, 2020, we increased our estimated contingent liability related to our arbitration with Ionis by $28 million due to the issuance of this partial award by the arbitration panel. Prior to the third quarter of 2020, we had accrued a de minimis amount in connection with this matter. As of November 4, 2020, the arbitration panel had not yet determined the amount of damages to be awarded. As additional information becomes available, or based on specific events such as the final outcome of the arbitration, we may reassess the contingent liability related to this matter and may revise this estimate, which could have an impact on our operating results.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
seeking leave to file a further amended complaint. That motion was fully briefed on June 22, 2020, and remains pending with the Court.
On September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. On November 7, 2019, plaintiff filed an amended complaint, or the New York Complaint. The New York Complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our November 14, 2017 public stock offering. The New York Complaint purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the results of our APOLLO Phase 3 clinical trial of patisiran. The plaintiff seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, rescissory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a joint motion to dismiss the New York Complaint in its entirety on December 20, 2019. On November 2, 2020, the Court entered a Decision and Order denying defendants’ motion to dismiss.
We believe that the allegations contained in the complaints are without merit and intend to defend the cases vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liabilities, if any, which may arise therefrom.
15. DEFINED BENEFIT PLANS
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The unfunded benefit obligation corresponds to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases and pension adjustments, offset by the fair value of the assets held by plan. The unfunded benefit obligation was approximately $4.3 million as of September 30, 2020 and December 31, 2019, and is recorded in other liabilities on the condensed consolidated balance sheet. The total net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019 was not material.

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
We continue to execute on our Alnylam 2020 strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Based on our accomplishments to-date, we are confident we will achieve our Alnylam 2020 goals by the end of 2020. Specifically, our broad pipeline of investigational RNAi therapeutics is focused in four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. We now have two marketed products that are within the Genetic Medicines STAr, ONPATTRO and GIVLAARI. ONPATTRO is approved by the United States Food and Drug Administration, or FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in several additional countries, including Brazil. Regulatory filings in other territories are pending and additional filings are planned for the remainder of 2020 and beyond. GIVLAARI is approved by the FDA for the treatment of adults with acute hepatic porphyria, or AHP, and in March 2020, GIVLAARI was granted marketing authorisation by the European Commission, or EC, for the treatment of AHP in adults and adolescents aged 12 years and older. In July 2020, we received marketing authorisation approval for GIVLAARI in Brazil for the treatment of AHP in adults and in October 2020, we received regulatory approval for GIVLAARI in Canada for the treatment of AHP in adult patients. We have also filed for regulatory approval for givosiran (the non-branded drug name for GIVLAARI) in Switzerland and Japan and additional regulatory filings are pending or planned for the remainder of 2020 and beyond.
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
In December 2019, we reported positive topline results from our ILLUMINATE-A Phase 3 clinical trial for lumasiran, our investigational RNAi therapeutic targeting glycolate oxidase, for the treatment of PH1, and in September 2020, we reported positive topline results from our ILLUMINATE-B Phase 3 clinical trial for lumasiran for the treatment of PH1 in children under the age of six. Based on the data from the ILLUMINATE-A study, in April 2020, we submitted a New Drug Application, or NDA, which was accepted by the FDA and granted Priority Review. The FDA has set an action date of December 3, 2020 under the Prescription Drug User Fee Act, and indicated that they were not currently planning an advisory committee meeting as part of the NDA review. Additionally, in March 2020, we submitted a marketing authorisation application, or MAA, for lumasiran with the European Medicines Agency, or EMA, which has been validated by the EMA. Lumasiran was previously granted an accelerated assessment by the EMA. In October 2020, we announced that the Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion recommending marketing authorisation of lumasiran for the treatment of PH1. If approved by the EC, lumasiran will be marketed in Europe under the brand name OXLUMO. The CHMP positive opinion was based on an evaluation of the effects of lumasiran in patients with PH1 and its safety profile as demonstrated in both our ILLUMINATE-A and ILLUMINATE-B Phase 3 studies. We expect a decision from the EC on the authorisation recommended by CHMP for lumasiran in the fourth quarter of 2020.

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
In April 2020, we entered into a strategic financing collaboration with certain affiliates of The Blackstone Group Inc., or Blackstone, to accelerate our advancement of RNAi therapeutics. In connection with the collaboration, Blackstone will provide us up to $2.00 billion in financing, including $1.00 billion in committed payments to acquire 50% of royalties and 75% of commercial milestones payable to us in connection with sales of inclisiran, up to $750.0 million in a first lien senior secured term loan, and up to $150.0 million towards the development of vutrisiran and ALN-AGT pursuant to the agreement finalized in August 2020 and described below. As part of the strategic financing collaboration, Blackstone also purchased an aggregate of $100.0 million of our common stock.
In August 2020, we entered into the agreement, or the Funding Agreement, with BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences, pursuant to which Blackstone Life Sciences will provide up to $150.0 million in funding for the clinical development of vutrisiran and ALN-AGT. Blackstone Life Sciences has committed to provide up to $70.0 million to fund development costs related to the HELIOS-B Phase 3 clinical trial for vutrisiran. In addition, Blackstone Life Sciences has the right, but is not obligated, to fund up to $26.0 million for development costs related to a Phase 2 clinical trial of ALN-AGT and up to $54.0 million for development costs related to a Phase 3 clinical trial of ALN-AGT. We retain sole responsibility for the development and commercialization of both vutrisiran and ALN-AGT. Please read Note 5 and Note 10 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for additional details on our transaction with Blackstone.
We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of $4.34 billion. Historically, we have generated losses principally from costs associated with the establishment of late-stage clinical and commercial capabilities, including global commercial operations, research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. While we believe 2019 was our peak net loss year, and believe the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable financial profile without the need for future equity financing, we expect to continue to incur annual net operating losses for the foreseeable future as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and as of September 30, 2020, we are generating net revenue from product sales for two marketed products, ONPATTRO and GIVLAARI. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, GIVLAARI or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Sanofi Genzyme and MDCO. In addition to revenues from the commercial sales of ONPATTRO and GIVLAARI and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensees, as well as funding due or available to us under our strategic financing collaboration with Blackstone.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread or resurge throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current COVID-19 pandemic. We are continuing to monitor the global pandemic and spread of COVID-19 and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a global work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19. In September 2020, we initiated a voluntary program that allowed certain employees to return to physical locations in some geographies, including in the U.S. and certain countries in Europe, in accordance with local government laws, regulations and restrictions and our own safety procedures and practices. Our office sites are equipped and operational with physical distancing, temperature screening, contact tracing and cleaning measures in place, and we expect to adopt and implement additional precautions commensurate with any expansion of employees returning to our physical locations. At this time, we cannot predict when certain restrictions that are in place to protect our employees can be safely reduced or will no longer be needed. Given the fluidity of the COVID-19 pandemic and the uncertainty on whether a second wave of the COVID-19 pandemic will occur during the remainder of 2020 or in 2021, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19. We will continue to work diligently with our partners and stakeholders to continue supporting patient access to our approved medicines, advancing our product candidates under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensuring the continuity of our manufacturing and supply chain. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

Commercial Products and Late-Stage Clinical Development Pipeline
The chart below is a summary of our commercial products and late-stage development programs as of November 4, 2020. It identifies those programs for which we have received marketing approval, those programs for which we have received Breakthrough Therapy Designation from the FDA, the stage of these programs and our commercial rights to such programs:
Early-Stage Clinical Development Pipeline
The chart below is a summary of our early-stage development programs as of November 4, 2020. It identifies those programs in which we have achieved human proof-of-concept, or POC, by demonstrating target gene knockdown and/or additional evidence of activity in clinical studies, the stage of these programs, and our commercial rights to such programs, as well as programs which we believe could result in an IND or CTA filing in 2020:

During the third quarter of 2020 and recent period, we reported the following updates from ONPATTRO and GIVLAARI commercialization and our late-stage clinical programs:
Commercial
ONPATTRO
•We achieved ONPATTRO global net product revenues for the third quarter of 2020 of $82.5 million, continued progress with market access efforts with a recent launch in Portugal, and continued global expansion with achievement of regulatory approval in Israel.
GIVLAARI
•We achieved GIVLAARI global net product revenues for the third quarter of 2020 of $16.7 million, continued progress with market access efforts with ongoing launch in Germany, and continued global expansion with approval in Canada and submission of a new drug application in Japan.
Late-Stage Clinical Development
•We continued to advance patisiran, in development for the treatment of the cardiomyopathy of both hereditary and wild-type ATTR amyloidosis, and continued enrollment in the APOLLO-B Phase 3 study in ATTR amyloidosis patients with cardiomyopathy.
•We presented new interim data from the Phase 1/2 open-label extension study of givosiran in AHP.
•We continued to advance lumasiran for the treatment of PH1:
◦Received a positive CHMP opinion from the EMA recommending approval of lumasiran for the treatment of PH1 in patients of all ages;
◦Received a positive scientific opinion from the UK’s Medicines and Healthcare Products Regulatory Agency through the Early Access to Medicines Scheme;
◦Presented positive complete results from ILLUMINATE-B, a global Phase 3 pediatric study of lumasiran in PH1 patients less than six years of age, including infants, with preserved renal function; and
◦Continued enrollment in the ILLUMINATE-C Phase 3 study of lumasiran for the treatment of advanced PH1 in patients of all ages.
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
•Inclisiran continued to advance under our partner, MDCO (which was acquired by Novartis AG in January 2020), and is undergoing review for approval in the U.S. and EU:
◦Received a positive CHMP opinion from the EMA recommending approval of inclisiran for the treatment of adults with hypercholesterolemia or mixed dyslipidemia. If approved, inclisiran will be marketed under the brand name LEQVIO®.
•Our partner, Sanofi Genzyme, continued advancement of the ATLAS Phase 3 program for fitusiran in patients with hemophilia A or B with and without inhibitors.
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
Critical Accounting Policies and Estimates
Liability Related to the Sale of Future Royalties
In April 2020, we entered into a purchase and sale agreement with Blackstone, prompting our adoption of a new accounting policy associated with the liability related to the sale of future royalties. Please read Note 2 and Note 5 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a discussion of the policy and the accounting implications of this agreement, respectively.
Development Derivative Liability
In August 2020, we entered into the Funding Agreement with Blackstone Life Sciences, prompting our adoption of a new accounting policy associated with the development derivative liability. Please read Note 2 and Note 10 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a discussion of the policy and the accounting implications of this agreement, respectively.
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the SEC on February 13, 2020. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year other than with respect to the liability related to the sale of future royalties and the development derivative liability described above.

Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Total revenues	$125,853	$70,061	$55,792	80%	$329,291	$148,069	$181,222	122%
Operating costs and expenses	$351,052	$286,360	$64,692	23%	$963,507	$789,427	$174,080	22%
Loss from operations	$(225,199)	$(216,299)	$(8,900)	4%	$(634,216)	$(641,358)	$7,142	(1)%
Total other (expense) income	$(27,253)	$7,370	$(34,623)	(470)%	$22,215	$32,688	$(10,473)	(32)%
Net loss	$(253,291)	$(208,535)	$(44,756)	21%	$(614,741)	$(609,931)	$(4,810)	1%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Net product revenues	$99,206	$46,066	$53,140	115%	$248,677	$110,588	$138,089	125%
Net revenues from collaborations	26,647	23,995	2,652	11%	80,614	37,481	43,133	115%
Total	$125,853	$70,061	$55,792	80%	$329,291	$148,069	$181,222	122%
Net product revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
ONPATTRO
United States	$39,027	$33,591	$5,436	16%	$108,491	$80,543	$27,948	35%
Europe	30,478	10,857	19,621	181%	74,664	28,311	46,353	164%
Rest of World (primarily Japan)	13,011	1,618	11,393	704%	32,560	1,734	30,826	1778%
Total	$82,516	$46,066	$36,450	79%	$215,715	$110,588	$105,127	95%

GIVLAARI
United States	$12,108	$—	$12,108	N/A	$26,043	$—	$26,043	N/A
Europe	4,582	—	4,582	N/A	6,919	—	6,919	N/A
Total	$16,690	$—	$16,690	N/A	$32,962	$—	$32,962	N/A

Total net product revenues	$99,206	$46,066	$53,140	115%	$248,677	$110,588	$138,089	125%

Net product revenues increased during the three and nine months ended September 30, 2020, as compared to the same periods in the prior year, as a result of the continued, global expansion of ONPATTRO, in addition to sales generated from our second marketed product, GIVLAARI, following commercial launch in the U.S. in the fourth quarter of 2019 and initial European launch in the second quarter of 2020.
We expect net product revenues to increase for the twelve-month period ending December 31, 2020, as compared to the same period in 2019, as we continue to add new patients onto ONPATTRO and GIVLAARI therapy, as well as launch our approved products into additional markets, assuming regulatory approvals.

Net revenues from collaborations
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Regeneron	$14,874	$15,261	$(387)	(3)%	$49,790	$15,961	$33,829	212%
Vir	8,512	5,869	2,643	45%	21,476	7,888	13,588	172%
MDCO	1,091	528	563	107%	6,029	2,273	3,756	165%
Sanofi	420	1,882	(1,462)	(78)%	793	10,382	(9,589)	(92)%
Other	1,750	455	1,295	285%	2,526	977	1,549	159%
Total	$26,647	$23,995	$2,652	11%	$80,614	$37,481	$43,133	115%
Net revenues from collaborations increased during the three months ended September 30, 2020, as compared to the same period in the prior year, primarily due to an increase in revenue recognized in connection with our collaboration agreement with Vir as a result of increased reimbursable activities associated with the development of RNAi therapeutics targeting SARS-CoV-2.
Net revenues from collaborations increased during the nine months ended September 30, 2020, as compared to the same period in the prior year, primarily due to the increase in revenue recognized in connection with our collaboration agreements with Regeneron and Vir as a result of increased reimbursable activities and the achievement of milestones, respectively, offset by a decrease in reimbursable activities in connection with our collaboration agreements with Sanofi Genzyme.
We expect net revenues from collaborations to increase for the twelve-month period ending December 31, 2020, as compared to the same period in 2019, primarily due to increased reimbursable activities and anticipated achievement of milestones under our collaborations with Regeneron, Vir, and MDCO.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Cost of goods sold	$21,797	$5,213	$16,584	318%	$55,028	$12,886	$42,142	327%
Research and development	161,783	160,796	987	1%	486,350	453,813	32,537	7%
Selling, general and administrative	167,472	120,351	47,121	39%	422,129	322,728	99,401	31%
Total	$351,052	$286,360	$64,692	23%	$963,507	$789,427	$174,080	22%
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
Cost of goods sold increased during the three and nine months ended September 30, 2020, as compared to the same periods in the prior year, due to the increase in third-party royalties and sales of capitalized inventory. During the three and nine months ended September 30, 2020, product sold and recognized as revenue was substantially from capitalized inventory, whereas during the three and nine months ended September 30, 2019, all units of product sold and recognized as revenue were zero-cost inventory. We will continue to sell our zero-cost inventory of GIVLAARI throughout the remainder of 2020.
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

Research and development. Research and development expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Clinical trial and manufacturing	$54,705	$46,417	$8,288	18%	$155,757	$133,064	$22,693	17%
Compensation and related	47,982	41,486	6,496	16%	145,459	113,173	32,286	29%
External services	17,512	20,703	(3,191)	(15)%	53,450	51,311	2,139	4%
Facilities-related	18,256	13,050	5,206	40%	51,658	38,455	13,203	34%
Stock-based compensation	13,703	22,737	(9,034)	(40)%	45,542	54,144	(8,602)	(16)%
Lab supplies, materials and other	9,625	8,416	1,209	14%	32,071	27,848	4,223	15%
License Fees	—	7,987	(7,987)	(100)%	2,413	35,818	(33,405)	(93)%
Total	$161,783	$160,796	$987	1%	$486,350	$453,813	$32,537	7%
For the three months ended September 30, 2020, research and development expenses were relatively flat, as compared to the same period in the prior year, primarily due to the following:
•Increased clinical trial and manufacturing expenses associated with material manufactured for clinical and preclinical activities;
•Increased compensation and related expenses as a result of increased headcount to support long-term strategic growth; and
•Increased facilities-related expenses as a result of costs recognized in connection with placing portions of our cGMP manufacturing facility into service.
Offset by:
•Decreased stock-based compensation primarily due to the achievement of a performance-based milestone related to positive top-line Phase 3 results in the third quarter of 2019; and
•License fees associated with regulatory filings in 2019.
For the nine months ended September 30, 2020, the increase in research and development expenses, as compared to the same period in the prior year, was primarily related to the following:
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
Partially offset by:
•Decreased license fees associated with the execution of our collaboration agreement with Regeneron and regulatory milestones occurring in 2019 with no corresponding activity in 2020.
During the three and nine months ended September 30, 2020 and 2019, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and manufacturing services. The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Regeneron	$12,565	$11,114	$44,108	$12,105
Vir	4,903	7,256	11,782	8,386
MDCO	67	6,737	1,609	8,484
Sanofi	1,009	4,960	1,633	13,040
Total	$18,544	$30,067	$59,132	$42,015

Selling, general and administrative. Selling, general and administrative expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Compensation and related	$53,532	$36,991	$16,541	45%	$148,502	$107,706	$40,796	38%
Consulting and professional services	40,008	39,670	338	1%	120,318	100,307	20,011	20%
Stock-based compensation	23,561	23,272	289	1%	60,055	54,500	5,555	10%
Facilities-related	11,299	9,123	2,176	24%	32,695	26,188	6,507	25%
Other	39,072	11,295	27,777	246%	60,559	34,027	26,532	78%
Total	$167,472	$120,351	$47,121	39%	$422,129	$322,728	$99,401	31%
For the three and nine months ended September 30, 2020, the increase in selling, general and administrative expenses, as compared to the same periods in the prior year, was primarily related to the following:
•Increased compensation and related and consulting and professional services expenses as a result of increased headcount to support long-term strategic growth and potential additional product launches in 2020 and thereafter, as well as the continued commercialization of ONPATTRO and GIVLAARI; and
•Increased other expenses primarily due to a change in an estimated accrual for our contingent liability related to our arbitration with Ionis Pharmaceuticals, Inc., or Ionis.
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
Total Other (Expense) Income. Total other (expense) income consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Dollar Change	% of Change	2020	2019	Dollar Change	% of Change
Interest expense	$(28,731)	$—	$(28,731)	N/A	$(55,979)	$—	$(55,979)	N/A
Interest income	2,072	9,889	(7,817)	(79)%	10,717	26,195	(15,478)	(59)%
Other (expense) income	(594)	(2,519)	1,925	(76)%	67,477	(2,929)	70,406	(2,404)%
Change in fair value of liability obligation	—	—	—	N/A	—	9,422	(9,422)	(100)%
Total	$(27,253)	$7,370	$(34,623)	(470)%	$22,215	$32,688	$(10,473)	(32)%
For the three months ended September 30, 2020, total other expense increased, as compared to the same period in the prior year, primarily due to $28.7 million of interest expense associated with the sale of future royalties and a $7.8 million decrease in interest income as a result of Federal interest rate cuts.
For the nine months ended September 30, 2020, total other income decreased, as compared to the same period in the prior year, due to $56.0 million of interest expense associated with the sale of future royalties, a $15.5 million decrease of interest income as a result of Federal interest rate cuts and a $9.4 million gain in 2019 as a result of the final mark-to-market adjustment of a liability obligation, for which there was no corresponding gain in 2020, offset by an increase in other income due to realized and unrealized gains in marketable equity securities of $66.6 million.

Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net loss	$(614,741)	$(609,931)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:	150,133	136,767
Changes in operating assets and liabilities	(27,209)	390,717
Net cash used in operating activities	(491,817)	(82,447)
Net cash used in investing activities	(337,630)	(196,827)
Net cash provided by financing activities	777,029	782,842
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,946	(449)
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,472)	503,119
Cash, cash equivalents and restricted cash, beginning of period	549,628	422,631
Cash, cash equivalents and restricted cash, end of period	$499,156	$925,750
Since we commenced operations in 2002, we have generated significant losses. As of September 30, 2020, we had an accumulated deficit of $4.34 billion. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $1.83 billion, compared to $1.54 billion as of December 31, 2019.
Operating activities
Net cash used in operating activities increased during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the receipt of $400.0 million in May 2019 for the upfront payment associated with our strategic collaboration with Regeneron.
Investing activities
Net cash used in investing activities increased during the nine months ended September 30, 2020, compared to the same period in the prior year, primarily due to an increase in the purchase of marketable debt securities and a decrease in the proceeds from the sales and maturities of marketable securities.
Financing activities
Net cash provided by financing activities decreased during the nine months ended September 30, 2020, compared to the same period in the prior year, primarily due to proceeds of $400.0 million from our issuance of common stock to Regeneron in April 2019 and $381.9 million received from our January 2019 underwritten public offering, offset by $500.0 million received from our sale of the MDCO royalty interest in April 2020 and an increase in the proceeds from the issuance of common stock in connection with stock option exercises and other types of equity during the nine months ended September 30, 2020.
Operating Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of September 30, 2020, have two globally marketed products, ONPATTRO and GIVLAARI. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we anticipate that we will continue to generate significant losses for the foreseeable future as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2020, together with the cash we expect to generate from product sales, and under our current alliances, as well as the funds due or available to us as a result of the strategic financing collaboration with Blackstone, will be sufficient to enable us to advance our long-term strategic goals for multiple years from the filing of this Quarterly Report on Form 10-Q.
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

Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019. In April 2020, we entered into a purchase and sale agreement with Blackstone, resulting in an initial recognition of $1.00 billion liability related to the sale of future royalties. In August 2020, we entered into the Funding Agreement with Blackstone, resulting in the recognition of a $5.4 million development derivative liability. Please read Note 5 and Note 10, respectively, to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for a description of these agreements. As a result, we expect our contractual obligations through 2036 will increase from the amounts previously disclosed in our 2019 Annual Report on Form 10-K due to payments under these agreements.
Recent Accounting Pronouncements
Please read Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, there have been no significant changes to the financial market risks described as of December 31, 2019. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read Note 14, Commitments and Contingencies – Legal Matters, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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
In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced and it has now reached multiple regions, countries and cities, including Cambridge, Massachusetts where our primary office and laboratory space is located, and all countries in which we have offices. The COVID-19 pandemic continues to evolve and many geographies are seeing a resurgence of infections. To date, the pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. COVID-19 has and will likely continue to impact our operations and those of our third-party partners and the ultimate impact on our business and financial results remains uncertain and cannot be predicted with confidence, and will depend on many factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and continued fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.
In response to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy for nearly all employees who are able to perform their duties remotely, and have generally restricted on-site staff to only those personnel and contractors who perform activities that need to be completed on-site, limited the number of staff in any given laboratory, manufacturing facility or other facility and implemented safety practices and procedures for those individuals who are required to work in our facilities, including but not limited to mandatory health screening, the use of face coverings, physical distancing requirements and increased cleaning protocols. We also suspended non-essential business travel for our employees and may take further measures as the pandemic continues. In addition, our customer-facing employees in most markets moved and could again need to move to virtual interactions with healthcare providers, administrators, patients, payers, regulators and other government employees. In September 2020, we initiated a voluntary program that allowed certain employees to return to physical locations in some geographies, including in the U.S. and certain countries in Europe, in accordance with local government laws, regulations and restrictions and our own safety procedures and practices. Our office sites are equipped and operational with effective hygiene, physical distancing, temperature screening, contact tracing and cleaning measures in place, and we expect to adopt and implement additional precautions commensurate with any expansion of employees returning to physical locations. At this time, we cannot predict when certain restrictions that are in place to protect our employees can be further reduced or will no longer be needed. The effects of government-imposed quarantines and our work-from-home policies may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, could adversely impact our business operations.
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
Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. While the FDA has resumed domestic facility inspections following the March 2020 suspension of most foreign and domestic facility inspections, the FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced, which could significantly delay the FDA or EMA’s ability to timely review and process any submissions we or our partners have filed or may file. For example, any delay by the FDA or EMA could impact the regulatory review of our NDA and MAA submissions for lumasiran or the NDA and MAA submissions for inclisiran, which is being advanced by our partner, MDCO, which could materially and adversely affect our business.
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
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval in several additional territories. To date, we have launched ONPATTRO in the U.S., Japan, Canada, Brazil and in several countries in Europe. In addition, in November 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA in March 2020, Brazil in July 2020 and Canada in October 2020. While we have commercially launched ONPATTRO and GIVLAARI, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several product candidates in late-stage clinical development, including lumasiran, which is under review by the FDA and EMA for marketing approval. To execute our business plan of building a multi-product, commercial-stage biopharmaceutical company and achieving a self-sustainable financial profile in the future, in addition to successfully marketing and selling ONPATTRO and GIVLAARI, we will need to successfully:
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
We have experienced significant operating losses since our inception. As of September 30, 2020, we had an accumulated deficit of $4.34 billion. Although to date we have launched ONPATTRO in the U.S. and several other countries globally, launched GIVLAARI in the U.S. and several countries in Europe, and expect to launch our commercially approved products in additional countries during 2020 and beyond, we may never attain profitability or positive cash flow from operations. For the quarter ended September 30, 2020, we recognized $99.2 million in net product revenues from sales of ONPATTRO and GIVLAARI. While we believe 2019 was our peak net loss year, we expect to continue to incur annual net operating losses for the foreseeable future and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve a self-sustainable financial profile. While we believe the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances.
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
•the timing, receipt and amount of sales and royalties, if any, from ONPATTRO and GIVLAARI and our potential products, including lumasiran; and
•the outcome of the regulatory review process and commercial success of drug products for which we are entitled to receive royalties, including inclisiran.
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
In April 2020, we entered into a credit agreement, or Credit Agreement, for up to $750.0 million among us, certain of our subsidiaries (together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP and certain other affiliates of Blackstone, and the other lenders from time to time party thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility to be funded in three tranches, or Term Loans, each tranche to be requested by certain dates specified in the Credit Agreement, and subject to customary terms and conditions in the case of each tranche. In the event certain borrowing conditions are not satisfied as of December 31, 2022, the Lenders are not required to fund the second and third tranches of the term loan facility. If we are unable to secure the borrowings under the second and third tranches of the term loan facility, we may not be able to replace the financing commitment on favorable terms, or at all. The Term Loans mature seven years from the date of the first draw, and bear interest at a variable rate. All obligations under the Credit Agreement will be secured, subject to certain exceptions, by security interests in certain assets, including the intellectual property owned by us relating to ONPATTRO, GIVLAARI and vutrisiran, the equity interests held by the Loan Parties in their subsidiaries, all of our ownership of the inclisiran royalty remaining after the royalty purchase and material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment. The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. In August 2020, in connection with execution of the Funding Agreement, we entered into the First Amendment to the Credit Agreement. The First Amendment added certain intellectual property owned by us relating to ALN-AGT as collateral under the Credit Agreement, as amended, and made certain other amendments related thereto and the Funding Agreement. Our ability to satisfy our obligations under the Credit Agreement, as amended, and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
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
Further, from time to time we issue financial guidance relating to our expectations regarding our non-GAAP research and development and selling, general and administrative expenses, and expectations for our cash, cash equivalents and marketable securities available for operations, which guidance is based on estimates and the judgment of management. If, for any reason, our expenses differ materially from our guidance or we utilize our cash more quickly than anticipated, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.
The investment of our cash, cash equivalents and marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of September 30, 2020, we had $1.83 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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
Given the limited number of suppliers for our delivery technology and drug substance, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical use and commercial supply. During 2015, we scaled our cGMP manufacturing capacity for ONPATTRO and believe we have adequate resources to supply our drug product commercial needs. In addition, as noted above, we are developing our own capabilities to manufacture drug substance for clinical and commercial use. In developing these manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. In addition, the construction and qualification of our drug substance facility is a lengthy process to complete and there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. We do not currently have a second source of supply for patisiran formulated bulk drug product. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers of patisiran formulated bulk drug product and drug substance, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Given our dependence on a limited number of CMOs to supply drug substance for our commercial products and clinical candidates, and our dependence on our own facility to produce patisiran formulated bulk drug product, any delay in supply caused by the COVID-19 pandemic, in particular at Agilent or at other facilities, could impact our ability to procure sufficient supplies for ONPATTRO and GIVLAARI, and the development of our product candidates, including lumasiran, could also be delayed. Any delay or setback in the manufacture of ONPATTRO or GIVLAARI could impede ongoing commercial supply, which could significantly impact our revenues and operating results. In addition, to the extent we or our partners rely on CMOs outside of the U.S. to supply drug substance for our product candidates, any delays or disruptions in supply caused by the COVID-19 pandemic could have a material adverse impact on the research and development activities and potential commercialization of our or our partners' product candidates.
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
Moreover, in response to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy for all employees who are able to perform their duties remotely, and restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site, limited the number of staff in any given laboratory, manufacturing facility or other facility and implemented safety practices and procedures for those individuals who are required to work in our facilities, including but not limited to mandatory health screening, the use of face coverings, physical distancing requirements and increased cleaning protocols. These actions may impair our ability to recruit and/or onboard new employees.

We may have difficulty expanding our operations successfully as we continue to evolve from a U.S.- and EU-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.
As we continue the commercial launches of approved products, and increase the number of product candidates we are developing, we will also need to expand our operations in the U.S. and continue to build operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for ONPATTRO in the U.S. and EU and other countries globally, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we now have global development and commercialization rights for ONPATTRO. In addition, we have received regulatory approval for our second RNAi therapeutic, GIVLAARI in the U.S., EU, Brazil, Canada and have also filed for marketing approval in Switzerland. We plan to file for additional regulatory approvals for both ONPATTRO and GIVLAARI in additional countries during 2020 and beyond.
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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. For example, in October 2016, we discontinued development of one of our product candidates, which included a Phase 3 clinical trial. We currently have multiple other programs in clinical development, including internal and partnered programs in Phase 3 development, as well as several earlier-stage clinical programs. In December 2019, we reported positive topline results from our ILLUMINATE-A Phase 3 clinical trial for lumasiran, an investigational RNAi therapeutic targeting GO in development for the treatment of PH1, and in September 2020, we reported positive topline results from our ILLUMINATE-B Phase 3 clinical trial for lumasiran for the treatment of PH1 in children under the age of six. Based on the data from the ILLUMINATE-A study, in April 2020, we submitted an NDA, which was accepted by the FDA. The FDA has granted a Priority Review for the NDA and has set an action date of December 3, 2020 under the Prescription Drug User Fee Act, and indicated that they were not planning an advisory committee meeting as part of the NDA review. Additionally, on March 31, 2020, we submitted an MAA for lumasiran with the EMA, which has been validated by the EMA. In October 2020, we announced that the CHMP adopted a positive opinion recommending marketing authorisation of lumasiran for the treatment of PH1. If approved by the EC, lumasiran will be marketed in Europe under the brand name OXLUMO. The CHMP positive opinion was based on an evaluation of the effects of lumasiran in patients with PH1 and its safety profile as demonstrated in both our ILLUMINATE-A and ILLUMINATE-B Phase 3 studies. We expect a decision from the EC on the authorisation recommended by CHMP for lumasiran in the fourth quarter of 2020. However, we may not be able to further advance this or any other product candidate through clinical trials and regulatory approval.
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
Because the drugs we are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, or treatments in development which are approved by the time we apply for approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. In April 2020, we announced that we submitted an NDA for lumasiran, which was accepted by the FDA and granted Priority Review. The FDA has set an action date of December 3, 2020 under the Prescription Drug User Fee Act, and indicated that they were not currently planning an advisory committee meeting as part of the NDA review. Additionally, in March 2020, we submitted an MAA for lumasiran with the EMA, which has been validated by the EMA. In October 2020, we announced that the CHMP adopted a positive opinion recommending marketing authorisation of lumasiran for the treatment of PH1. If approved by the EC, lumasiran will be marketed in Europe under the brand name OXLUMO. The CHMP positive opinion was based on an evaluation of the effects of lumasiran in patients with PH1 and its safety profile as demonstrated in both our ILLUMINATE-A and ILLUMINATE-B Phase 3 studies. We expect a decision from the EC on the authorisation recommended by CHMP for lumasiran in the fourth quarter of 2020. Lumasiran was previously granted an accelerated assessment by the EMA. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies due to the COVID-19 pandemic, may impact the review, inspection and approval timelines for our product candidates, including lumasiran. Any such interruption or delay by the FDA, EMA or comparable foreign regulatory agency in light of COVID-19 pandemic could have a material adverse effect on our efforts to obtain regulatory approval for lumasiran, or our collaborator MDCO's efforts to obtain regulatory approval for inclisiran, which could have a material adverse effect on our financial results.
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
For example, ONPATTRO utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, or which may not compete favorably with other available options, including inotersen, marketed by Akcea Therapeutics, Inc. (acquired by Ionis in October 2020), or Akcea, which is administered subcutaneously, or tafamidis, marketed by Pfizer, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.
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
Our ability to commercialize ONPATTRO, GIVLAARI or any future products, including lumasiran, successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. ONPATTRO, GIVLAARI and other products for which we are able to obtain marketing approval, including lumasiran, may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell ONPATTRO, GIVLAARI or any future products, including lumasiran on a competitive basis. Increasingly, the third-party payors who pay for or reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into more than ten VBAs and are negotiating additional VBAs for ONPATTRO with certain private health insurers. In addition, we have entered into nine VBAs and are negotiating additional VBAs for GIVLAARI. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials. Partnering with payers on these agreements is intended to provide more certainty to them for their investment, and help accelerate coverage decisions for patients. The agreements are structured to link our commercially approved products’ performance in real-world use to financial terms. If the price we are able to charge for ONPATTRO, GIVLAARI or any other products we develop, including lumasiran, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.2% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution or that covers a particular provider’s cost of acquiring the drug. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of Health and Human Services to: eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products, and prioritizing finalization of the proposed rule to permit the importation of drugs from Canada; depending on whether pharmaceutical manufacturers agree to other measures, ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other designated countries; and allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On September 13, 2020, President Trump signed an Executive Order that directs the Secretary of Health and Human Services to immediately “take appropriate steps to implement rulemaking” to test a demonstration project through the CMS Innovation Center whereby Medicare Part B reimbursement for “certain high-cost prescriptions drugs” would be no more than most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. The Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. However, certain categories of drug products are excluded from the definition of “prescription drug” that can potentially be imported from Canada, including intravenously injected drugs, such as ONPATTRO. Under the final rule, States and Indian tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the notice of Executive Orders and the final rule and guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage or adequate reimbursement rates from both government-funded and private payors for ONPATTRO, GIVLAARI or other new drugs that we develop, including lumasiran, and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030; however, these Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for ONPATTRO, GIVLAARI or any of our product candidates for which we may obtain regulatory approval, including lumasiran, or the frequency with which ONPATTRO, GIVLAARI or any future product, including lumasiran, is prescribed or used.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. The costs of prescription pharmaceuticals in the U.S. have also been the subject of considerable discussion in the U.S., and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to pursue new legislative and/or administrative measures to control drug costs. The Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs, increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. Although some proposals related to the administration’s Blueprint may require additional authorization to become effective, may ultimately be withdrawn, or may face challenges in the courts, the Congress and the Trump administration have indicated that they will continue to seek new legislative and administrative measures to control drug costs. For example, at the federal level, the U.S. government’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.
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
If our operations are found to be in violation of any of the aforementioned requirements, we may be subject to penalties, including civil or criminal penalties (including individual imprisonment), criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, or the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, any of which could adversely affect our financial results. We are continuing to establish our global compliance infrastructure following the commercial launches of ONPATTRO in the third quarter of 2018, and GIVLAARI in December 2019, and as we prepare for the launch of our products in additional countries, assuming regulatory approvals. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 (however, these Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic). Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. Due to legislation amending the statute, including the Bipartisan Budget Act of 2018, these reductions will stay in effect through 2030 unless additional Congressional action is taken. The full impact on our business of these automatic cuts is uncertain.
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
Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Several manufacturers, to date, have received complete response letters due to the FDA’s inability to conduct required inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Additionally, as of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. If a prolonged government shutdown occurs, or if global health concerns related to COVID-19 continue to prevent the FDA or other regulatory authorities from conducting certain aspects of their regular review and approval processes within specified or customary time periods, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Resolving such delays could force us or our collaborators to incur significant costs, could limit our allowed activities or the allowed activities of our collaborators, could diminish any competitive advantages that we or our collaborators may attain or could adversely affect our business, financial condition, results of operations and prospects, the value of our common stock and our ability to bring new products to market as forecasted. Even without such delay, there is no guarantee we will receive approval for our product candidates on a timely basis, or at all.
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
Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, we could incur significant costs and/or disruption to our business and distraction of our management defending against any breach of such licenses alleged by the licensor. For example, in June 2018, Ionis sent us a notice claiming that it was owed payments under our second amended and restated strategic collaboration and license agreement as a result of the January 2018 amendment of our collaboration agreement with Sanofi Genzyme and the related Exclusive TTR License and AT3 License Terms. Ionis claimed it was owed technology access fees, or TAF's, based on rights granted and amounts paid to us in connection with the Sanofi Genzyme restructuring. In November 2018, we received notice that Ionis had filed a Demand for Arbitration with the Boston office of the American Arbitration Association against us, asserting, among other things, breach of contract. In December 2018, we filed our answer to Ionis’s Demand for Arbitration, denying any liability to Ionis. The hearing portion of the arbitration process was completed in June 2020, and post-hearing briefing was completed in the third quarter of 2020. On October 23, 2020, a partial award was issued by the arbitration panel, which ruled in favor of Ionis’s request for a TAF on certain rights the panel determined we received in the Sanofi restructuring (but rejecting the TAF amount sought by Ionis), and in favor of us in denying Ionis’s request for a TAF on a milestone payment received by us in the same restructuring. The panel’s partial award also denied Ionis’s request for pre-judgement interest and attorney’s fees. As of November 4, 2020, the arbitration panel had not yet determined the amount of damages to be awarded. We anticipate the amount to be determined by the panel in the fourth quarter of 2020. Based on the panel’s partial award, we increased the estimated contingent liability for this matter. Please read Note 14 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for additional information regarding this estimated contingent liability.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorisation for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, which is now approved in the U.S., the EU, Japan, Brazil, Argentina, Israel, Russia, South Korea and certain countries in Latin America, and inotersen, developed and marketed by Ionis, which is now approved in the U.S., the EU, Canada and Brazil, as well as product candidates in various stages of clinical development, including an additional investigational drug. Finally, we are aware that Eidos Therapeutics, Inc., or Eidos, initiated a Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR-CM in February 2019, and expects enrollment of the Phase 3 clinical trial in ATTR-CM to be completed in the first half of 2021. Eidos also plans to initiate a Phase 3 clinical trial of acoramidis in ATTR-PN patients in the second half of 2020. While we believe that ONPATTRO has and will continue to have a competitive product profile, it is possible it will not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with lumasiran, our investigational RNAi therapeutic now in registration for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in Phase 3 development by OxThera AB, reloxaliase an investigational enzyme therapy in Phase 3 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc., and nedosiran, an investigational RNAi therapeutic in development by Dicerna for the treatment of PH. In July 2019, the FDA granted a Breakthrough Therapy Designation to nedosiran for the treatment of patients with PH, and in November 2019, Dicerna announced that it initiated dosing in PHYOX2 pivotal clinical trial of nedosiran that is expected to complete enrollment of approximately 36 patients with PH1 and PH type 2 by the end of the fourth quarter of 2020. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to our lumasiran product candidate, and Dicerna’s nedosiran product candidate. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
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
In addition, as a result of agreements that we have entered into, Takeda has obtained a non-exclusive license, and Arrowhead, as the assignee of Novartis AG, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea (acquired by Ionis in October 2020) has received marketing approval for an antisense drug, inotersen that was developed by Ionis, in the U.S., the EU, Canada and Brazil, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. Several antisense drugs developed by Ionis have been approved and are currently marketed, and Ionis has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of September 30, 2020, our six largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

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
ITEM 5. OTHER INFORMATION
Second Amended and Restated Bylaws
On November 2, 2020, our board of directors approved our Second Amended and Restated Bylaws, or Bylaws. Section 5.9 of the Bylaws was amended to (i) make clarifying changes to the provision providing that the Court of Chancery of the State of Delaware shall be the exclusive forum for certain state law claims, and (ii) designate the federal district courts of the United States of America as the sole and exclusive forum for any litigation arising under the Securities Act of 1933, as amended.
The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Bylaws, including Section 5.9 thereof, which is included as a part of Exhibit 3.1 filed with this Quarterly Report and incorporated herein by reference.
Amendment to CEO Change in Control Agreement
On November 2, 2020, we and our Chief Executive Officer, John Maraganore, entered into an amendment to the existing Change in Control Agreement, or CIC Agreement, between the Company and Dr. Maraganore. The CIC Agreement, as amended, provides an increase in potential cash severance payable thereunder from 1.5 to 2 times the sum of his annual base salary and his target annual cash bonus and an increase from 18 months to 24 months COBRA premiums.
The foregoing description of the CIC Agreement, as amended, is not complete and is qualified in its entirety by reference to the full text of the CIC Agreement, as amended, which the Company intends to file as an exhibit to its Annual Report on Form 10-K for the fiscal year ending December 31, 2020.

ITEM 6. EXHIBITS.

3.1#	Second Amended and Restated Bylaws of the Registrant.
10.1*#†	Co-Development Agreement between the Registrant and BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P. dated August 15, 2020.
10.2*#
First Amendment to Credit Agreement by and among the Registrant, as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and Wilmington Trust, National Association, as Administrative Agent dated August 15, 2020.

10.3#	First Amendment to Lease entered into between the Registrant and RREEF America REIT II CORP. PPP dated September 30, 2020.
10.4#	Letter Agreement between the Registrant and Barry E. Greene dated August 26, 2020.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Schedules, exhibits and similar supporting attachments or agreements to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
#	Filed herewith.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: November 5, 2020	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)