Form 10-Q
period 2021-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2021-04-29
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At April 23, 2021, the registrant had 117,545,040 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

“Alnylam,” ONPATTRO®, GIVLAARI®, OXLUMO®, Alnylam Act® and Alnylam Assist® are registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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
•our plans for additional global regulatory filings and the continuing product launches of ONPATTRO, GIVLAARI, OXLUMO and our partner's plans with respect to Leqvio (inclisiran);
•our expectations regarding the advancement by our partner of inclisiran through United States, or U.S., regulatory review and toward the market;
•our expectations regarding potential market size for, and the successful commercialization of, ONPATTRO, GIVLAARI, OXLUMO, Leqvio (inclisiran) or any future products, including vutrisiran;
•our ability to obtain and maintain regulatory approvals and pricing and reimbursement for ONPATTRO, GIVLAARI, OXLUMO or any future products, including vutrisiran, and our partners' ability with respect to Leqvio (inclisiran) and fitusiran;
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
•the status of our manufacturing operations and any delays, interruptions or failures in the manufacture and supply of ONPATTRO, GIVLAARI, OXLUMO, or any of our product candidates (or other product candidates being developed and commercialized by our partners) by our or their contract manufacturers or by us or our partners;
•our progress continuing to build and leverage global commercial infrastructure;
•our ability to successfully expand the indication for ONPATTRO in the future;
•the possible impact of any competing products on the commercial success of ONPATTRO, GIVLAARI, OXLUMO and Leqvio, as well as our product candidates, and, our, or with respect to Leqvio (inclisiran) or fitusiran, our partners', ability to compete against such products;
•our ability to manage our growth and operating expenses;
•our views and plans with respect to our 5-year Alnylam P5x25 strategy and our intentions to achieve the metrics associated with this strategy, including to become a top five biotech company in market capitalization by the end of 2025;
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
•the outcome of litigation or other legal proceedings or of any current or future government investigation, including any investigation related to the subpoena received on or about April 9, 2021 pertaining to our marketing and promotion of ONPATTRO (patisiran) in the U.S.;
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

•The patient populations suffering from hereditary transthyretin-mediated amyloidosis, acute hepatic porphyria and primary hyperoxaluria type 1 are small and have not been established with precision.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$379,543	$496,580
Marketable debt securities	1,273,027	1,333,182
Marketable equity securities	56,967	44,633
Accounts receivable, net	110,626	102,413
Inventory	73,940	75,202
Prepaid expenses and other current assets	75,980	62,767
Receivable related to the sale of future royalties	500,000	500,000
Total current assets	2,470,083	2,614,777
Property, plant and equipment, net	464,572	465,029
Operating lease right-of-use assets	237,213	241,485
Restricted investments	40,725	40,725
Other assets	42,676	45,045
Total assets	$3,255,269	$3,407,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,381	$51,966
Accrued expenses	280,527	355,909
Operating lease liability	38,917	36,872
Deferred revenue	116,340	127,207
Liability related to the sale of future royalties	13,660	13,316
Total current liabilities	494,825	585,270
Operating lease liability, net of current portion	288,015	293,039
Deferred revenue, net of current portion	208,123	225,094
Long-term debt	191,590	191,278
Liability related to the sale of future royalties, net of current portion	1,086,065	1,058,225
Other liabilities	60,461	37,908
Total liabilities	2,329,079	2,390,814
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 117,321 shares issued and outstanding as of March 31, 2021; 116,427 shares issued and outstanding as of December 31, 2020	1,173	1,164
Additional paid-in capital	5,747,394	5,644,074
Accumulated other comprehensive loss	(36,717)	(43,622)
Accumulated deficit	(4,785,660)	(4,585,369)
Total stockholders’ equity	926,190	1,016,247
Total liabilities and stockholders’ equity	$3,255,269	$3,407,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Statements of Operations
Revenues:
Net product revenues	$135,769	$71,938
Net revenues from collaborations	41,797	27,538
Total revenues	177,566	99,476
Operating costs and expenses:
Cost of goods sold	23,023	13,302
Cost of collaborations	8,039	—
Research and development	185,899	169,571
Selling, general and administrative	146,859	126,761
Total operating costs and expenses	363,820	309,634
Loss from operations	(186,254)	(210,158)
Other (expense) income:
Interest expense	(32,515)	—
Interest income	450	5,480
Other income, net	19,044	23,032
Total other (expense) income	(13,021)	28,512
Loss before income taxes	(199,275)	(181,646)
Provision for income taxes	(1,016)	(575)
Net loss	$(200,291)	$(182,221)
Net loss per common share - basic and diluted	$(1.71)	$(1.62)
Weighted-average common shares used to compute basic and diluted net loss per common share	117,080	112,748

Statements of Comprehensive Loss
Net loss	$(200,291)	$(182,221)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(1)	4,045
Foreign currency translation gains	6,848	340
Defined benefit pension plans, net of tax	58	74
Total other comprehensive income	6,905	4,459
Comprehensive loss	$(193,386)	$(177,762)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	116,427	$1,164	$5,644,074	$(43,622)	$(4,585,369)	$1,016,247
Exercise of common stock options, net of tax withholdings	614	6	47,028	—	—	47,034
Issuance of common stock under equity plans	280	3	(3)	—	—	—
Stock-based compensation expense related to equity-classified awards	—	—	56,295	—	—	56,295
Other comprehensive income	—	—	—	6,905	—	6,905
Net loss	—	—	—	—	(200,291)	(200,291)
Balance as of March 31, 2021	117,321	$1,173	$5,747,394	$(36,717)	$(4,785,660)	$926,190

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	112,188	$1,122	$5,201,176	$(36,518)	$(3,727,088)	$1,438,692
Exercise of common stock options, net of tax withholdings	976	9	54,212	—	—	54,221
Issuance of common stock under equity plans	4	—	—	—	—	—
Stock-based compensation expense related to equity-classified awards	—	—	34,578	—	—	34,578
Other comprehensive income	—	—	—	4,459	—	4,459
Net loss	—	—	—	—	(182,221)	(182,221)
Balance as of March 31, 2020	113,168	$1,131	$5,289,966	$(32,059)	$(3,909,309)	$1,349,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(200,291)	$(182,221)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,601	7,613
Amortization and interest accretion related to operating leases	10,261	9,393
Non-cash interest expense on liability related to the sale of future royalties	28,184	—
Stock-based compensation	55,690	34,578
Realized and unrealized gain on marketable equity securities	(47,016)	(24,111)
Other	30,777	660
Changes in operating assets and liabilities:
Accounts receivable, net	(10,709)	(32,882)
Inventory	1,934	(11,952)
Prepaid expenses and other assets	(13,654)	(19,958)
Accounts payable, accrued expenses and other liabilities	(66,573)	(14,215)
Deferred revenue	(27,804)	(4,030)
Operating lease liability	(9,060)	(9,036)
Net cash used in operating activities	(235,660)	(246,161)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,178)	(19,617)
Purchases of marketable securities	(345,954)	(396,409)
Sales and maturities of marketable securities	438,682	539,614
Purchases of restricted investments	(10,650)	(9,900)
Proceeds from maturity of restricted investments	10,650	—
Other investing activities	(4,198)	—
Net cash provided by investing activities	71,352	113,688
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	46,977	53,869
Proceeds from development derivative	4,200	—
Net cash provided by financing activities	51,177	53,869
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,910)	(631)
Net decrease in cash, cash equivalents and restricted cash	(117,041)	(79,235)
Cash, cash equivalents and restricted cash, beginning of period	499,046	549,628
Cash, cash equivalents and restricted cash, end of period	$382,005	$470,393
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$7,289	$6,619

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
In early 2021, we launched our Alnylam P5x25 strategy, which focuses on our planned transition to a top five biotech company, as measured by market capitalization, by the end of 2025. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, delivering exceptional financial performance and driving profitability.
As of March 31, 2021, we have four products that have received marketing approval, including one partnered product, and six late-stage investigational programs advancing towards potential commercialization. We currently generate product revenues from ONPATTRO in the U.S., Europe, Japan and in several additional countries as well as from GIVLAARI and OXLUMO in the U.S. and several countries in Europe.
2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying condensed consolidated financial statements of Alnylam are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2020, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 11, 2021. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.
The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In our condensed consolidated financial statements, we use estimates and assumptions related to our inventory valuation and related reserves, liability related to the sale of future royalties, development derivative liability, income taxes, revenue recognition, research and development expenses, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ from those estimates.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2021, together with the cash we expect to generate from product sales and under our current alliances, in addition to our strategic financing collaboration with The Blackstone Group Inc. and certain of its affiliates, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended March 31,
(In thousands)	2021	2020
ONPATTRO
United States	$49,471	$37,196
Europe	40,653	21,166
Rest of World (primarily Japan)	11,827	8,302
Total	$101,951	$66,664

GIVLAARI
United States	$17,762	$5,274
Europe	6,873	—
Rest of World	38	—
Total	$24,673	$5,274

OXLUMO
United States	$1,408	$—
Europe	7,737	—
Total	$9,145	$—

Total net product revenues	$135,769	$71,938
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of March 31, 2021	As of December 31, 2020
Receivables included in “Accounts receivable, net”	$91,516	$68,871

4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands)	2021	2020
Regeneron Pharmaceuticals	$30,343	$19,503
Novartis AG	8,111	1,060
Vir Biotechnology	2,822	6,516
Other	521	459
Total	$41,797	$27,538

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of March 31, 2021	As of December 31, 2020
Receivables included in “Accounts receivable, net”	$19,111	$33,542
Contract liabilities included in “Deferred revenue”	$94,759	$120,021
We recognized revenue of $25.3 million and $14.7 million in the three months ended March 31, 2021 and 2020, respectively, that was included in the contract liability balance at the beginning of the respective period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended March 31,
	2021			2020
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$4,799	$94	$12,235	$4,612	$—	$11,491
Vir Biotechnology	1,029	159	1,355	339	52	1,693
Novartis AG	—	—	3	998	—	266
Other	11	52	859	—	17	231
Total	$5,839	$305	$14,452	$5,949	$69	$13,681
The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenue from collaborations. For the three months ended March 31, 2021 and 2020, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
Product Alliances
Regeneron Pharmaceuticals, Inc.
In April 2019, we entered into a global, strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement, which became effective on May 21, 2019, or the Effective Date. In connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a binding co-co collaboration term sheet covering the continued development of cemdisiran, our C5 small interfering RNA, or siRNA, currently in Phase 2 development for C5 complement-mediated diseases, as a monotherapy and (ii) a binding license term sheet to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab (REGN3918), currently in Phase 2 development, and cemdisiran. The C5 co-co collaboration and license agreements were executed in August 2019.
Under the terms of the Regeneron Collaboration, we are working exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial five-year research period, which we refer to as the Initial Research Term. Regeneron has an option to extend the Initial Research Term (referred to as the Research Term Extension Period, and together with the Initial Research Term, the Research Term) for up to an additional five years, for a research term extension fee of up to $400.0 million. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver, including our previously announced collaboration with Regeneron to identify RNAi therapeutics for the chronic liver disease nonalcoholic steatohepatitis. We retain broad global rights to all of our other unpartnered liver-

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
directed clinical and pre-clinical pipeline programs. The Regeneron Collaboration is governed by a joint steering committee that is comprised of an equal number of representatives from each party.
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
For any co-co collaboration agreement subsequently entered into, we and Regeneron will share equally all costs of, and profits from, development and commercialization activities. Reimbursement of our share of costs will be recognized as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive loss. In the event that a party exercises its opt-out right, the lead party will be responsible for all costs and expenses incurred in connection with the development and commercialization of the collaboration products under the applicable co-co collaboration agreement, subject to continued sharing of costs through defined points. If a party exercises its opt-out right, following the first commercial sale of the applicable collaboration product under a co-co collaboration agreement, the lead party is required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the opt-out right, subject to customary reductions and a reduction for opt-out transition costs.
Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments from Regeneron under the Regeneron Master Agreement, the C5 license agreement, or any future license agreement, or under any co-co collaboration agreement in the event we exercise our opt-out right.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period, as of March 31, 2021, the total transaction price was $530.5 million. As of March 31, 2021, the transaction price is comprised of the

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
upfront payment and variable consideration related to development, manufacture and supply activities. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation, is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of March 31, 2021	As of March 31, 2021	As of December 31, 2020	Accounting Guidance
Research Services Obligation	$200,600	$45,100	$54,900	ASC 606
C5 License Obligation	83,900	45,200	58,700	ASC 606
C5 Co-Co Obligation	246,000	228,900	231,400	ASC 808
	$530,500	$319,200	$345,000

	Revenue Recognized During
Performance Obligations	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Accounting Guidance
Research Services Obligation	$9,800	$12,300	ASC 606
C5 License Obligation	13,500	—	ASC 606
C5 Co-Co Obligation	2,500	4,200	ASC 808
	$25,800	$16,500
As of March 31, 2021, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied was $188.3 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
Novartis AG
In February 2013, we and The Medicines Company, or MDCO, entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia and other human diseases, including inclisiran. We refer to this agreement, as amended through the date hereof, as the MDCO License Agreement. On January 6, 2020, Novartis completed its acquisition of MDCO, and assumed all rights and obligations under the MDCO License Agreement.
As of March 31, 2021, we have earned $45.0 million of milestones and upon achievement of certain events, we will be entitled to receive additional milestones, up to an aggregate of $135.0 million, including $25.0 million associated with the U.S. regulatory approval milestone, $10.0 million in other specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, we will be entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments under the MDCO License Agreement.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
During the term of the MDCO License Agreement, neither party will, alone or with an affiliate or third party, research, develop or commercialize, or grant a license to any third party to research, develop or commercialize, in any country, any siRNA product directed to the PCSK9 gene, other than a licensed product, without the prior written agreement of the other party, subject to the terms of the MDCO License Agreement.
We evaluated the MDCO License Agreement and concluded that Novartis meets the definition of a customer and that the MDCO License Agreement is a contract. During 2018, we completed the performance obligations identified in the MDCO License Agreement. However, we continue to receive additional orders for supply of certain material. Given Novartis now has the ability to manufacture on its own through its own vendors, such orders will be treated as separate agreements and any associated revenue will be recognized upon transfer of control.
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
In December 2020, we signed a letter agreement to amend the Vir Agreement such that we are solely responsible for conducting pre-clinical research activities under the pre-clinical development plan, related to the COVID-19 activities in the March and April 2020 amendments, at our discretion and sole expense, and effective as of July 1, 2020, we are responsible for all pre-clinical development costs incurred under such plan for such COVID-19 related activities.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of March 31, 2021, the total transaction price was determined to be $110.1 million, and is comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, milestones achieved and variable consideration related to development, manufacture and supply activities. We utilized the expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of March 31, 2021, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $48.8 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.
5. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
In April 2020, we entered into a purchase and sale agreement, or Purchase Agreement, with BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, under which Blackstone Royalties acquired 50% of royalties payable, or Royalty Interest, with respect to net sales by MDCO, its affiliates or sublicensees of inclisiran and any other licensed products under the MDCO License Agreement, and 75% of the commercial milestone payments payable under the MDCO License Agreement, together with the Royalty Interest, the Purchased Interest. If Blackstone Royalties does not receive payments in respect of the Royalty Interest by December 31, 2029, equaling at least $1.00 billion, Blackstone Royalties will receive 55% of the Royalty Interest beginning on January 1, 2030. In consideration for the sale of the Purchased Interest, Blackstone Royalties paid us $500.0 million in April 2020 and has an unconditional obligation to pay us an additional $500.0 million on September 30, 2021, which was recorded as a receivable upon execution of the Purchase Agreement.
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
As of March 31, 2021, the carrying value of the liability related to the sale of future royalties was $1.10 billion, net of closing costs of $13.0 million. The carrying value of the liability related to the sale of future royalties approximates fair value as

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of March 31, 2021 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value of liability related to sale of future royalties as of December 31, 2020	$1,071,541
Interest expense recognized	28,184
Carrying value of liability related to sale of future royalties as of March 31, 2021	$1,099,725

6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$177,470	$177,470	$—	$—
Marketable debt securities:
U.S. government-sponsored enterprise securities	215,200	—	215,200	—
U.S. treasury securities	1,057,827	—	1,057,827	—
Marketable equity securities	56,967	56,967	—	—
Restricted cash (money market funds)	1,483	1,483	—	—
Total financial assets	$1,508,947	$235,920	$1,273,027	$—
Financial liabilities
Development derivative liability (Note 10)	$48,038	$—	$—	$48,038

(In thousands)	As of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
U.S. treasury securities	$20,000	$—	$20,000	$—
Money market funds	75,726	75,726	—	—
Marketable debt securities:
U.S. government-sponsored enterprise securities	245,214	—	245,214	—
U.S. treasury securities	1,087,968	—	1,087,968	—
Marketable equity securities	44,633	44,633	—	—
Restricted cash (money market funds)	1,483	1,483	—	—
Total financial assets	$1,475,024	$121,842	$1,353,182	$—
Financial liabilities
Development derivative liability (Note 10)	$25,585	$—	$—	$25,585
The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The carrying

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amount of our debt as of March 31, 2021 approximates fair value as the debt was drawn on December 31, 2020 and has variable interest.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three months ended March 31, 2021 or 2020.

The following tables summarize our marketable debt securities:

	As of March 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government-sponsored enterprise securities	$215,171	$87	$(58)	$215,200
U.S. treasury securities	1,057,509	335	(17)	1,057,827
Total	$1,272,680	$422	$(75)	$1,273,027

	As of December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government-sponsored enterprise securities	$245,113	$135	$(34)	$245,214
U.S. treasury securities	1,107,721	328	(81)	1,107,968
Total	$1,352,834	$463	$(115)	$1,353,182
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of March 31, 2021	As of December 31, 2020
Cash and cash equivalents	$—	$20,000
Marketable debt securities	1,273,027	1,333,182
Total	$1,273,027	$1,353,182

8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of March 31, 2021	As of December 31, 2020
Raw materials	$53,694	$63,460
Work in progress	23,593	16,149
Finished goods	13,753	12,693
Total	$91,040	$92,302

As of March 31, 2021 and December 31, 2020, we held $17.1 million of long- term inventory included within other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
(In thousands)	2021	2020
Cash and cash equivalents	$379,543	$467,779
Total restricted cash included in prepaid expenses, other current assets and long-term other assets	2,462	2,614
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$382,005	$470,393
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(32,792)	$(3,754)	$348	$(7,424)	$(43,622)
Other comprehensive (loss) income before reclassifications	—	—	(1)	6,848	6,847
Amounts reclassified from other comprehensive income	—	58	—	—	58
Net other comprehensive income (loss)	—	58	(1)	6,848	6,905
Balance as of March 31, 2021	$(32,792)	$(3,696)	$347	$(576)	$(36,717)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(32,792)	$(3,520)	$137	$(343)	$(36,518)
Other comprehensive income before reclassifications	—	—	1,317	340	1,657
Amounts reclassified from other comprehensive income	—	74	2,728	—	2,802
Net other comprehensive income	—	74	4,045	340	4,459
Balance as of March 31, 2020	$(32,792)	$(3,446)	$4,182	$(3)	$(32,059)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as interest income and other income, respectively, in the condensed consolidated statements of operations and comprehensive loss.
9. CREDIT AGREEMENT
In April 2020, we entered into a credit agreement, or Credit Agreement, among us, certain of our subsidiaries (such subsidiaries, together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP (now Blackstone Alternative Credit Advisors LP) and certain other affiliates of The Blackstone Group Inc., and the other lenders from time to time parties thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility, referred to as the Term Loans, which consists of three tranches providing funding up to $700.0 million. The Tranche 1 Loan of $200.0 million

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
was drawn as of December 31, 2020 and is included in long-term debt in the condensed consolidated balance sheets. The remaining two tranches will provide funds as follows:

Tranche	Requested No Later Than	Aggregate Principal Amount, up to (in thousands)
Tranche 2 Loan	June 30, 2021	$250,000
Tranche 3 Loan	December 31, 2021	$250,000
In addition, we may request an increase in respect of the unfunded commitments in an amount not to exceed $50.0 million on terms to be agreed and subject to the consent of the Lenders providing such increase.
The Tranche 2 Loan will be requested no later than June 30, 2021 and the Tranche 3 Loan will be requested no later than December 31, 2021, in each case, subject to customary terms and conditions, including, in the case of the Tranche 2 Loan and Tranche 3 Loan, either (a) the first sale of inclisiran in the U.S. for end use or consumption after FDA regulatory approval thereof or (b) revenue attributable to ONPATTRO and GIVLAARI equal to or greater than $300.0 million as of the last day of the most recently ended twelve month period, referred to as the Subsequent Borrowing Conditions. In the event the Subsequent Borrowing Conditions are not satisfied as of the dates set forth in the table above, the Tranche 2 Loan and Tranche 3 Loan will be funded if such Subsequent Borrowing Conditions are satisfied on or prior to December 31, 2022. The Term Loans mature in December 2027. We can elect an interest rate of either LIBOR plus 7% subject to a floor of 1%, referred to as the LIBOR Rate, or a base rate plus 6%, subject to a floor of 2%. We may, at our option, pay interest in kind on interest due through 2023 at a rate that is 1% higher than the interest rate otherwise applicable to such Term Loan. In December 2020, we drew the Tranche 1 Loan, elected a LIBOR Rate plus 7%, and paid a $5.0 million funding fee. On the date the Tranche 2 Loan or Tranche 3 Loan is funded, we will pay a funding fee equal to 2.5% of the principal amount of the Term Loans funded on such date. In addition, we will pay an exit fee equal to 1% of the commitments in respect of the Term Loans, payable upon any repayment of the Term Loans or termination of the unfunded Term Loan commitments. Our interest rate was 8% as of March 31, 2021 and December 31, 2020.
We are obligated to pay interest due on the Term Loans from 2021 through 2022 which will be calculated without regard to the Term Loans being prepaid or an unfunded tranche being terminated during this period (in whole or in part). Any prepayments of Term Loans or terminations of unfunded tranches that occur between 2023 and 2025 are subject to a fee of up to 5% of the loan principal that is prepaid or the amount of the unfunded tranche that is terminated.
All obligations under the Credit Agreement are secured, subject to certain exceptions, by security interests in the following assets: (i) intellectual property owned by us relating to ONPATTRO, GIVLAARI and vutrisiran, (ii) the equity interests held by the Loan Parties in their subsidiaries, (iii) all of our ownership of the inclisiran royalty remaining after the royalty purchase under the Purchase Agreement, and (iv) material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment.
The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. As of March 31, 2021, we were in compliance with the applicable terms and conditions of the covenants under the Credit Agreement.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We account for the Funding Agreement under ASC 815 as a derivative liability, measured at fair value, within other liabilities on our condensed consolidated balance sheets. The change in fair value due to the remeasurement of the development derivative liability is recorded as other expense on our condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2021, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of vutrisiran, assuming regulatory approval, (iv) our cost of borrowing (15%), and (v) Blackstone Life Sciences' cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Development derivative liability as of December 31, 2020	$25,585
Amount received under the Funding Agreement	4,200
Loss recorded from remeasurement of development derivative liability	18,253
Development derivative liability as of March 31, 2021	$48,038

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended March 31,
(In thousands)	2021	2020
Research and development	$24,375	$16,049
Selling, general and administrative	31,315	18,529
Total	$55,690	$34,578

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
The following common share equivalents were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of March 31,
(In thousands)	2021	2020
Options to purchase common stock	13,859	13,609
Unvested restricted common stock	1,538	1,411
Total	15,397	15,020

13. COMMITMENTS AND CONTINGENCIES
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
Securities Litigation
On September 26, 2018, Caryl Hull Leavitt, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws against us, our Chief Executive Officer and our former Chief Financial Officer in the United States District Court for the Southern District of New York. By stipulation of the parties and Order of the Court dated November 20, 2018, the action was transferred to the United States District Court for the District of Massachusetts. On May 8, 2019, the Court entered an order appointing a lead plaintiff, and on July 3, 2019, lead plaintiff filed a consolidated class action complaint, or the Complaint. In addition to the originally named defendants, the Complaint also named as defendants certain of our other executive officers, and purported to be brought on behalf of a class of persons who acquired our securities between September 20, 2017 and September 12, 2018 and sought to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Complaint alleged, among other things, that the defendants made materially false and misleading statements related to the efficacy and safety of our product, ONPATTRO. The plaintiff sought, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
a motion to dismiss the Complaint in its entirety on July 31, 2019. On March 23, 2020, the Court granted our motion and dismissed the Complaint without prejudice. Pursuant to a prior Order of the Court, on June 1, 2020, plaintiff filed a motion seeking leave to file a further amended complaint. That motion was fully briefed on June 22, 2020. By Memorandum & Order dated March 12, 2021, the Court denied plaintiffs’ motion.
On September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. On November 7, 2019, plaintiff filed an amended complaint, or the New York Complaint. The New York Complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our November 14, 2017 public stock offering. The New York Complaint purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the results of our APOLLO Phase 3 clinical trial of patisiran. The plaintiff seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, rescissory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a joint motion to dismiss the New York Complaint in its entirety on December 20, 2019. On November 2, 2020, the Court entered a Decision and Order denying defendants’ motion to dismiss. In November 2020, defendants filed a notice of appeal of the Court’s decision to the Appellate Division of the Supreme Court of the State of New York for the First Department. Defendants’ appeal was fully briefed in March 2021, and the Appellate Division heard oral argument on April 7, 2021. Defendants’ appeal remains pending.
We believe that the allegations contained in the New York Complaint are without merit and intend to defend the case vigorously. We cannot predict at this point the length of time that this action will be ongoing or the liabilities, if any, which may arise therefrom.
Government Investigation
On or about April 9, 2021, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of Massachusetts, requiring production of documents pertaining to our marketing and promotion of ONPATTRO (patisiran) in the United States. We are preparing a response to the subpoena and cooperating with the government. Experienced outside legal counsel has been retained to assist with this matter.
Since learning of this federal government investigation, and consistent with its charter, our nominating and corporate governance committee is directing our review of and response to the matter. Given the early stage and ongoing nature of the investigation, no determination has been made that a loss, if any, arising from this matter is probable or that the amount of any such loss, or range of loss, is reasonably estimable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global commercial-stage biopharmaceutical company developing novel therapeutics based on RNA interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, and function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for disease-causing proteins, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients with genetic and other diseases. To date, our efforts to advance this revolutionary approach have yielded the approval of four first-in-class RNAi-based medicines, ONPATTRO® (patisiran), GIVLAARI® (givosiran), OXLUMO® (lumasiran) and Leqvio® (inclisiran).
Our research and development strategy is to target genetically validated genes that have been implicated in the cause or pathway of human disease. We utilize a N-acetylgalactosamine (GalNAc) conjugate or lipid nanoparticle (LNP) approach to enable hepatic delivery of siRNAs. For delivery to the central nervous system, or CNS, and the eye (ocular delivery), we are utilizing an alternative conjugate approach. We are also advancing approaches for lung delivery of siRNAs. Our focus is on clinical indications where there is a high unmet need, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval, patient access and commercialization.
In early 2021, we launched our Alnylam P5x25 strategy, which focuses on our planned transition to a top five biotech company, as measured by market capitalization, by the end of 2025. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, delivering exceptional financial performance and driving profitability.
We currently have four marketed products and 12 clinical programs, including six in late-stage development, across four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. Three of our marketed products are within the Genetic Medicines STAr, ONPATTRO, GIVLAARI and OXLUMO. ONPATTRO is approved by the United States Food and Drug Administration, or FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in several additional countries, including Brazil. Regulatory filings in other territories are pending and additional filings are planned for 2021 and beyond. GIVLAARI is approved in the United States, or U.S., for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in Brazil and Canada for the treatment of AHP in adults. We have also filed for regulatory approval for givosiran (the non-branded drug name for GIVLAARI) in Switzerland and Japan and additional regulatory filings are pending or planned for 2021 and beyond. In November 2020, we received regulatory approval for OXLUMO in the U.S. and EU for the treatment of primary hyperoxaluria type 1, or PH1, in all age groups. Regulatory filings in other territories are pending and additional filings are planned for 2021 and beyond.
Our fourth product, Leqvio (inclisiran), is being developed and commercialized by our partner Novartis AG, or Novartis, and in December 2020 received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and is in the Cardio-Metabolic Diseases STAr. With respect to regulatory review by the FDA of the New Drug Application, or NDA, filed with the FDA for inclisiran, the FDA issued a complete response letter on December 18, 2020, due to unresolved facility inspection-related conditions at a third-party manufacturing facility in Europe. Novartis is working closely with the third-party manufacturer and the FDA to obtain approval as soon as possible, and has guided for a resubmission of its NDA for inclisiran in Q2-Q3 2021.
In addition to our marketed products, we have six late-stage investigational programs, advancing toward potential commercialization. These programs include our wholly owned programs: givosiran (the non-branded name for GIVLAARI) for the treatment of adolescent patients with AHP; lumasiran for the treatment of PH1 and recurrent renal stones; patisiran (the non-branded drug name for ONPATTRO) for the treatment of transthyretin amyloidosis, or ATTR amyloidosis, with cardiomyopathy; vutrisiran for the treatment of ATTR amyloidosis; inclisiran (the non-branded name for Leqvio) for the treatment of hypercholesterolemia and atherosclerotic cardiovascular disease, or ASCVD, is being advanced by our partner Novartis; as well as fitusiran for the treatment of hemophilia, which is being advanced by our partner Sanofi Genzyme, the specialty care global business unit of Sanofi.
In January 2021, we reported positive topline results from our HELIOS-A Phase 3 study of vutrisiran in patients with hATTR amyloidosis with polyneuropathy, and in April 2021, based on the positive HELIOS-A data, we submitted an NDA for vutrisiran. Upon obtaining results from the 18-month analysis of HELIOS-A, expected in late 2021, we plan to submit a marketing authorisation application, or MAA, in the EU as previously aligned with the European Medicines Agency, or EMA.

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
We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $4.79 billion. Historically, we have generated losses principally from costs associated with the establishment of late-stage clinical and commercial capabilities, including global commercial operations, research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. While we believe 2019 was our peak net loss year, and believe the funding provided by our strategic financing collaboration with The Blackstone Group Inc., or Blackstone, should enable us to achieve a self-sustainable financial profile without the need for future equity financing, we expect to continue to incur annual net operating losses for the foreseeable future as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and as of March 31, 2021, we are generating net revenue from product sales for three marketed products, ONPATTRO, GIVLAARI and OXLUMO. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, GIVLAARI, OXLUMO or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Novartis and Vir. In addition to revenues from the commercial sales of ONPATTRO, GIVLAARI, OXLUMO and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensees, as well as funding due or available to us under our strategic financing collaboration with Blackstone.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread or resurge throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current COVID-19 pandemic. We are continuing to monitor the global pandemic and spread of COVID-19 and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a global work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19 and variants thereof. Where and to the extent permitted to be open under local regulations, our office sites are operational with physical distancing, temperature screening, contact tracing and cleaning measures in place, as well as voluntary testing protocols in our Massachusetts facilities. At this time, we cannot predict when certain restrictions that are in place to protect our employees can be safely reduced or will no longer be needed, and such restrictions are likely to remain in place until there is widespread immunization against COVID-19. Due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the availability and efficacy of vaccines, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof. We will continue to work diligently with our partners and stakeholders to support patient access to our approved medicines, advance our product candidates under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensure the continuity of our manufacturing and supply chain. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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
The chart below is a summary of our commercial products and late- and early-stage development programs as of April 29, 2021. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):

- Genetic Medicines
- Cardio-Metabolic Diseases
- Infectious Diseases
- CNS/Ocular Diseases

		EARLY/MID-STAGE (IND/CTA Filed-Phase 2)	LATE STAGE (Phase 2-Phase 3)	REGISTRATION/ COMMERCIAL[1] (OLE/Phase 4/IIS/registries)	COMMERCIAL RIGHTS
onpattro (patisiran)	*hATTR Amyloidosis-PN[2]*			●	Global
GIVLAARI (givosiran)	*Acute Hepatic Porphyria[3]*			●	Global
OXLUMO (lumasiran)	*Primary Hyperoxaluria Type 1[4]*			●	Global
Leqvio® (inclisiran)	*Hypercholesterolemia*			●	Milestones & up to 20% Royalties[5]
Vutrisiran	*hATTR Amyloidosis-PN*			●	Global
Patisiran	*ATTR Amyloidosis*		●		Global
Vutrisiran	*ATTR Amyloidosis*		●		Global
Fitusiran	*Hemophilia*		●		15-30% Royalties
Lumasiran	*Severe PH1* *Recurrent Renal Stones*	●	●		Global
Cemdisiran	*Complement-Mediated Diseases*	●			50-50
Cemdisiran/Pozelimab Combo[6]	*Complement-Mediated Diseases*	●			Milestone/Royalty
DCR-A1AT[7]	*Alpha-1 Liver Disease*	●			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[8]	*Hepatitis B Virus Infection*	●			50-50 option post-Phase 2
ALN-AGT	*Hypertension*	●			Global
ALN-HSD	*NASH*	●			50-50

[1] Includes marketing application submissions; [2] Approved in the U.S. and Canada for the PN of hATTR amyloidosis in adults, and in the EU, Japan and other countries for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy; [3] Approved in the U.S., Brazil and Canada for the treatment of adults with acute hepatic porphyria (AHP), and in the EU for the treatment of AHP in adults and adolescents aged 12 years and older; [4] Approved in the U.S. and EU for the treatment of primary hyperoxaluria type 1 in all age groups; [5] Novartis has obtained global rights to develop, manufacture and commercialize inclisiran; 50% of inclisiran royalty revenue from Novartis will be payable to Blackstone by Alnylam; [6] Cemdisiran and pozelimab are each currently in Phase 2 development; Alnylam and Regeneron are evaluating potential combinations of these two investigational therapeutics; [7] Dicerna is leading and funding development of DCR-A1AT; [8] Vir is leading and funding development of ALN-HBV02

During the first quarter of 2021 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
ONPATTRO
•We achieved ONPATTRO global net product revenues for the first quarter of 2021 of $102.0 million, and secured additional market access with over 30 countries now selling ONPATTRO through direct reimbursement, named patient sales, or reimbursed expanded access.
GIVLAARI
•We achieved GIVLAARI global net product revenues for the first quarter of 2021 of $24.7 million, received marketing authorization approval for GIVLAARI in Switzerland for the treatment of AHP in adults and adolescents, and maintained steady progress with market access efforts across the CEMEA region, with recent launch in Italy, ongoing launch in Germany, and Temporary Authorization for Use, or ATU, supply in France.
OXLUMO
•We achieved OXLUMO global net product revenues for the first quarter of 2021 of $9.1 million, and continued progress with market access efforts across the CEMEA region, with recent launch in Germany and ATU supply in France.
Late-Stage Clinical Development
•We continued to advance patisiran, in development for the treatment of the cardiomyopathy of both hereditary and wild-type ATTR amyloidosis:

◦Continued enrollment in the APOLLO-B Phase 3 study in ATTR amyloidosis patients with cardiomyopathy and remain on track to complete enrollment in early 2021.
•We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis:
◦Filed an NDA with the FDA;
◦Presented positive 9-month results from the HELIOS-A Phase 3 study; and
◦Announced that due to strong pace of enrollment in the HELIOS-B Phase 3 study, we now expect to complete study enrollment in late 2021, earlier than previously anticipated.
•We continued to advance lumasiran for the treatment of PH:
◦Continued dosing PH1 patients with advanced renal disease in the ILLUMINATE-C Phase 3 study, and remain on track to report topline results in mid-2021.
•Our partner, Novartis, continued to advance inclisiran (the non-proprietary name for Leqvio) for the treatment of hypercholesterolemia or mixed dyslipidemia:
◦Response to U.S. Complete Response Letter to be submitted Q2-Q3 2021.
•Our partner, Sanofi Genzyme, continued advancement of the ATLAS Phase 3 program for fitusiran in patients with hemophilia A or B with and without inhibitors:
◦The amended protocol for all ongoing adult and adolescent fitusiran clinical studies, aimed at further enhancing the benefit-risk profile, was presented at the 14th Annual Congress of the European Association for Haemophilia and Allied Disorders.
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of ONPATTRO, GIVLAARI, OXLUMO or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, including those risks associated with the COVID-19 pandemic, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products or any approved product for an expanded indication in a timely manner or successfully launch, market and sell any of our commercially approved products, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
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
With respect to our Cardio-Metabolic pipeline, in March 2013, we entered into an exclusive, worldwide license with MDCO (acquired by Novartis AG in January 2020) pursuant to which MDCO was granted the right to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia and other human diseases, including inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for nonalcoholic steatohepatitis, or NASH, and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In April 2020, we entered into a development and commercialization collaboration with Dicerna to advance investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin deficiency-associated liver disease, or alpha-1 liver disease.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on February 11, 2021. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Dollar Change	% of Change
Total revenues	$177,566	$99,476	$78,090	79%
Operating costs and expenses	$363,820	$309,634	$54,186	18%
Loss from operations	$(186,254)	$(210,158)	$23,904	(11)%
Total other (expense) income	$(13,021)	$28,512	$(41,533)	(146)%
Net loss	$(200,291)	$(182,221)	$(18,070)	10%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Dollar Change	% of Change
Net product revenues	$135,769	$71,938	$63,831	89%
Net revenues from collaborations	41,797	27,538	14,259	52%
Total	$177,566	$99,476	$78,090	79%

Net product revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Dollar Change	% of Change
ONPATTRO
United States	$49,471	$37,196	$12,275	33%
Europe	40,653	21,166	19,487	92%
Rest of World (primarily Japan)	11,827	8,302	3,525	42%
Total	$101,951	$66,664	$35,287	53%

GIVLAARI
United States	$17,762	$5,274	$12,488	237%
Europe	6,873	—	6,873	N/A
Rest of World	38	—	38	N/A
Total	$24,673	$5,274	$19,399	368%

OXLUMO
United States	$1,408	$—	$1,408	N/A
Europe	7,737	—	7,737	N/A
Total	$9,145	$—	$9,145	N/A

Total net product revenues	$135,769	$71,938	$63,831	89%

Net product revenues increased during the three months ended March 31, 2021, as compared to the same period in the prior year, as a result of the continued, global expansion of ONPATTRO and GIVLAARI into additional major markets and increased patients on therapy, in addition to sales generated from our third commercial product, OXLUMO, following regulatory approvals in the fourth quarter of 2020.
We expect net product revenues to increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to add new patients onto our approved, commercial products, as well as launch our approved products into additional markets, assuming regulatory approvals.
Net revenues from collaborations
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Dollar Change	% of Change
Regeneron Pharmaceuticals	$30,343	$19,503	$10,840	56%
Novartis AG	8,111	1,060	7,051	665%
Vir Biotechnology	2,822	6,516	(3,694)	(57)%
Other	521	459	62	14%
Total	$41,797	$27,538	$14,259	52%
Net revenues from collaborations increased during the three months ended March 31, 2021, as compared to the same period in the prior year, primarily due to an increase in revenue recognized in connection with our collaboration agreements with Regeneron, as a result of increased activities, and Novartis, as a result of increased shipments of material to Novartis to support the manufacture of Leqvio as Novartis executes on the product launch in Europe and prepares for other potential market approvals.
We expect net revenues from collaborations to increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, primarily due to increased activities and anticipated achievement of milestones under our collaborations with Regeneron and Novartis.

Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Dollar Change	% of Change
Cost of goods sold	$23,023	$13,302	$9,721	73%
Cost of collaborations	8,039	—	8,039	N/A
Research and development	185,899	169,571	16,328	10%
Selling, general and administrative	146,859	126,761	20,098	16%
Total	$363,820	$309,634	$54,186	18%
Cost of goods sold.
Cost of goods sold increased during the three months ended March 31, 2021, as compared to the same periods in the prior year, due to the increase in third-party royalties and sales of capitalized inventory. During the three months ended March 31, 2021, product sold and recognized as revenue was substantially from capitalized inventory, whereas during the three months ended March 31, 2020, a portion of the units of product sold and recognized as revenue were zero-cost inventory. We will continue to sell our zero-cost inventory of GIVLAARI and OXLUMO throughout the remainder of 2021.
We anticipate variability in our cost of goods sold as a percentage of net product revenues due to the timing of manufacturing runs and utilization and the depletion of zero-cost inventories, as well as future product launches. We expect cost of goods sold will increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, primarily as a result of an expected increase in net product sales as well as the sale of capitalized inventory.
Cost of collaborations.
Cost of collaborations includes costs we incur in connection with producing commercial drug supplies, such as GalNAc, for collaborators.
We expect cost of collaborations will increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to supply material to Novartis to support the manufacturing of Leqvio as Novartis executes on the product launch in Europe and prepares for other potential market approvals.
Research and development.
Research and development expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Dollar Change	% of Change
Clinical trial and manufacturing	$67,686	$56,525	$11,161	20%
Compensation and related	48,372	48,163	209	0%
Stock-based compensation	24,375	16,049	8,326	52%
Facilities-related	19,276	15,701	3,575	23%
External services	15,093	17,661	(2,568)	(15)%
Lab supplies, materials and other	10,125	13,059	(2,934)	(22)%
License Fees	972	2,413	(1,441)	(60)%
Total	$185,899	$169,571	$16,328	10%
For the three months ended March 31, 2021, the increase in research and development expenses, as compared to the same period in the prior year, was primarily related to the following:
•Increased clinical trial and manufacturing as a result of site openings and increased enrollment in our HELIOS B and APOLLO B Phase 3 clinical trials; and
•Increased stock-based compensation primarily due to the accounting for certain performance-based stock awards.
During the three months ended March 31, 2021 and 2020, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical expenses, including manufacturing of clinical product.

The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended March 31,
(In thousands)	2021	2020
Regeneron Pharmaceuticals	$17,128	$16,103
Vir Biotechnology	2,543	2,084
Novartis AG	3	1,264
Other	922	248
Total	$20,596	$19,699
Selling, general and administrative.
Selling, general and administrative expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Dollar Change	% of Change
Compensation and related	$56,072	$46,829	$9,243	20%
Consulting and professional services	36,706	38,992	(2,286)	(6)%
Stock-based compensation	31,315	18,529	12,786	69%
Facilities-related	12,504	9,741	2,763	28%
Other	10,262	12,670	(2,408)	(19)%
Total	$146,859	$126,761	$20,098	16%
For the three months ended March 31, 2021, the increase in selling, general and administrative expenses, as compared to the same periods in the prior year, was primarily related to the following:
•Increased stock-based compensation primarily due to the accounting for certain performance-based stock awards; and
•Increased compensation and related expenses as a result of increased headcount to support our Alnylam P5x25 strategy.
Offset by:
•Decreased other expenses as a result of a decrease in travel due to COVID-19 restrictions.
We expect that research and development expenses combined with selling, general and administrative expenses will increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to develop our pipeline, advance our product candidates, including partnered programs, into later-stage development, prepare regulatory submissions and build-out of our global commercial infrastructure and field team to support ONPATTRO, GIVLAARI, OXLUMO and potentially additional product launches. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

Total Other (Expense) Income.
Total other (expense) income consists of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Dollar Change	% of Change
Interest expense	$(32,515)	$—	$(32,515)	N/A
Interest income	450	5,480	(5,030)	(92)%
Other income, net
Realized and unrealized gains on marketable equity securities	47,016	24,111	22,905	95%
Change in fair value of development derivative liability	(18,253)	—	(18,253)	N/A
Other expense, net	(9,719)	(1,079)	(8,640)	801%
Total	$(13,021)	$28,512	$(41,533)	(146)%
For the three months ended March 31, 2021, total other expense increased, as compared to the same period in the prior year, primarily due to the following:
•$28.2 million of interest expense associated with the sale of future royalties;
•$4.3 million of interest expense associated with the initial draw down under our credit agreement in December 2020; and
•$18.3 million loss as a result of a mark-to-market adjustment related to the development derivative liability.
Offset by:
•Increased realized and unrealized gains in marketable equity securities.
We expect total other expense will increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to incur interest expense on our long-term debt and sale of future royalties.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss	$(200,291)	$(182,221)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:	90,497	28,133
Changes in operating assets and liabilities	(125,866)	(92,073)
Net cash used in operating activities	(235,660)	(246,161)
Net cash provided by investing activities	71,352	113,688
Net cash provided by financing activities	51,177	53,869
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,910)	(631)
Net decrease in cash, cash equivalents and restricted cash	(117,041)	(79,235)
Cash, cash equivalents and restricted cash, beginning of period	499,046	549,628
Cash, cash equivalents and restricted cash, end of period	$382,005	$470,393
Since we commenced operations in 2002, we have generated significant losses. As of March 31, 2021, we had an accumulated deficit of $4.79 billion. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $1.71 billion, compared to $1.87 billion as of December 31, 2020.
Operating activities
Net cash used in operating activities decreased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease in loss from operations offset by increases in cash used in working capital related activities.

Investing activities
Net cash provided by investing activities decreased during the three months ended March 31, 2021, compared to the same period in the prior year, primarily due to a net decrease in the purchases, sales and maturities of marketable securities.
Financing activities
Net cash provided by financing activities decreased during the three months ended March 31, 2021, compared to the same period in the prior year, primarily due to decreased net proceeds of $6.9 million from the issuance of common stock in connection with stock option exercises and other types of equity, offset by proceeds of $4.2 million received in connection with the execution of the funding agreement for the clinical development of vutrisiran and ALN-AGT.
Operating Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of March 31, 2021, have received regulatory approval and commercially launched three products: ONPATTRO, GIVLAARI and OXLUMO. In early 2021, we announced our Alnylam P5x25 strategy, which is aimed at our planned transition to a top 5 biotech in market capitalization. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2021, together with the cash we expect to generate from product sales and under our current alliances, in addition to our strategic financing collaboration with The Blackstone Group Inc. and certain of its affiliates, will be sufficient to enable us to advance our long-term strategic goals for at least the next 12 months from the filing of this quarterly report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, "Risk Factors" of this quarterly report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO, GIVLAARI and OXLUMO, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
Contractual Obligations and Commitments
The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes in our contractual obligations and commitments since December 31, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, there have been no significant changes to the financial market risks described as of December 31, 2020. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

March 31, 2021, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read Note 13, Commitments and Contingencies – Legal Matters, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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
Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic, which may impact review, inspection and approval timelines. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in certain countries in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. For example, in December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the Prescription Drug User Fee Act, or PDUFA, action date due to unresolved facility inspection-related conditions. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
The ultimate impact of the COVID-19 pandemic remains uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our commercial results, clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
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
We have experienced significant operating losses since our inception. As of March 31, 2021, we had an accumulated deficit of $4.79 billion. Although to date we have launched three products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2021 and beyond, we may never attain profitability or positive cash flow from operations. For the three months ended March 31, 2021, we recognized $135.8 million in net product revenues from sales of ONPATTRO, GIVLAARI and OXLUMO. While our full year 2020 operating loss improved relative to the prior year, marking 2019 as our peak operating loss year, we expect to continue to incur annual net operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self sustainability by the end of 2025. While we believe the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances.
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
•the costs associated with legal activities, including litigation and government investigations, arising in the course of our business activities and our ability to prevail or reach a satisfactory result in any such legal disputes and investigations;
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
As of March 31, 2021, we had $1.71 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Changes in tax law could adversely affect our business and financial condition.
Our business is subject to numerous international, federal, state, and other governmental laws, rules, and regulations that may adversely affect our operating results, including, taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations, which individually or in combination may cause our effective tax rate to increase. In the U.S., the rules dealing with federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, enacted in March 2020, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.
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
We have limited manufacturing experience. In order to continue to commercialize our approved products, continue to develop our current product candidates, including vutrisiran, apply for regulatory approvals and, if approved, commercialize future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under cGMP standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, during 2020, we completed construction and qualification of our cGMP manufacturing facility in Norton, Massachusetts where we will manufacture drug substance for clinical and, eventually, commercial use. In December 2020, we began cGMP operations, and we believe this facility will enable us to initiate manufacturing for multiple new early-stage programs over the next few years, as well as provide us the manufacturing capabilities to support our late-stage and commercial programs in the future.
At the present time, we may manufacture limited quantities of clinical trial materials ourselves, but otherwise we continue to rely on third parties to manufacture the drug substance and finished product we will require for any clinical trials that we initiate and to support the commercial supply of our approved products and any of our other product candidates. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of CMOs for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our contract manufacturing organizations, or CMOs, to meet our delivery time requirements or provide adequate amounts of material to meet our needs, and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are developing our own capabilities to manufacture drug substance for clinical and commercial use.
In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product, supply delays and shortages. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. The CARES Act was enacted in March 2020 in response to the COVID-19 pandemic. Under the CARES Act, manufacturers must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted. To date, several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and the resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials or commercial products, which could lead to delays in these trials or issues with our commercial supply.
In developing manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Given our dependence on a limited number of CMOs to supply our commercial products and clinical candidates, and our dependence on our own facility, any delay in supply caused by the COVID-19 pandemic could impact our ability to procure sufficient supplies for our approved products, and the development of our product candidates could also be delayed. Any delay or setback in the manufacture of our approved products could impede ongoing commercial supply, which could significantly impact our revenues and operating results. In addition, to the extent we or our partners rely on CMOs outside of the U.S. to supply drug substance for our product candidates, any delays or disruptions in supply caused by the COVID-19 pandemic could have a material adverse impact on the research and development activities and potential commercialization of our or our partners' product candidates.
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
As we continue the commercial launches of our approved products, and increase the number of product candidates we are developing, we will need to continue to expand our operations in the U.S. and further develop operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for ONPATTRO in the U.S.,

EU, Japan and other countries globally, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we have global development and commercialization rights for ONPATTRO. In addition, we have received regulatory approval for our second RNAi therapeutic, GIVLAARI in the U.S., EU, Brazil, Canada and have also filed for marketing approval in Switzerland and Japan. In November 2020, we received regulatory approval for our third RNAi therapeutic, OXLUMO in the U.S. and EU. We plan to file for additional regulatory approvals for each of our commercially approved products in additional countries during 2021 and beyond.
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
For example, Brexit could result in the UK significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the UK, now that UK legislation has the potential to diverge from EU legislation. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. The uncertainty concerning the UK’s legal, political and economic relationship with the EU following Brexit may also be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.
Risks Related to Our Industry
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates and the Commercialization of Our Approved Products
Any product candidates we or our partners develop may fail in development or be delayed to a point where they do not become commercially viable.
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have multiple programs in clinical development, including internal and partnered programs in Phase 3 development, as well as several earlier-stage clinical programs. In January 2021, we announced positive topline results from the HELIOS-A Phase 3 study of vutrisiran, an investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. Based on these positive results, we submitted an NDA for vutrisiran with the FDA in April 2021. We also expect to submit an MAA in the EU upon obtaining the topline results from the 18-month analysis, which are expected in late 2021. However, we may not be able to further advance this or any other product candidate through clinical trials and regulatory approval.
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
Although our investigational RNAi therapeutics have been generally well-tolerated in our clinical trials to date, new safety findings may emerge. For example, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 OLE study. More recently, in October 2020, Sanofi Genzyme announced that it voluntarily paused dosing in all ongoing fitusiran clinical studies to assess reports of non-fatal thrombotic events in patients participating in the ATLAS Phase 3 program. Following an assessment of available data and alignment with the FDA in December 2020, Sanofi Genzyme announced in February 2021 that patients had been restarted on fitusiran under amended protocols in ongoing adolescent and adult clinical studies, resulting in an estimated 18-month delay in the timing of Sanofi Genzyme's planned filing for regulatory approval of fitusiran, subject to positive Phase 3 results.
As demonstrated by the discontinuation of our revusiran program in October 2016, the temporary suspension of dosing in September 2017 in our fitusiran studies, as well as Sanofi Genzyme's voluntary pause of fitusiran studies in October 2020, the occurrence of SAEs and/or adverse events, or AEs, can result in the suspension or termination of clinical trials of a product candidate by us, our partners, or the FDA or a foreign regulatory authority. The occurrence of SAEs and/or AEs could also result in refusal by the FDA or a foreign regulatory authority to approve a particular product candidate for any or all indications of use.
Clinical trials also require the review, oversight and approval of institutional review boards, or IRBs, or, outside of the U.S., an independent ethics committee, which continually review clinical investigations and protect the rights and welfare of human subjects. Inability to obtain or delay in obtaining IRB or ethics committee approval can prevent or delay the initiation and completion of clinical trials, and the FDA or foreign regulatory authorities may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB or ethics committee review and approval, as the case may be, in support of a marketing application.
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
Because the drugs we or our partners are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our partners may submit. Moreover, the FDA may respond to these submissions by defining requirements we or our partners may not have anticipated. Such responses could lead to significant delays in the development of our or our partnered product candidates. In addition, because there may be approved treatments for some of the diseases for which we or our partners may seek approval, or treatments in development which are approved by the time we or they apply for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies due to the COVID-19 pandemic, may impact the review, inspection and approval timelines for our or our partnered product candidates. For example, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. Any such interruption or delay by the FDA, EMA or comparable foreign regulatory agency in light of COVID-19 pandemic could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates, or our collaborator Novartis' efforts to obtain FDA approval for inclisiran, which could have a material adverse effect on our financial results.
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
Following any initial regulatory approval of drugs we or our partners may develop, including our three approved drugs, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of our approved drugs or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO, GIVLAARI and OXLUMO, as well as any regulatory approvals we receive for any other product candidates, including vutrisiran, may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including current good manufacturing practice, or cGMP, requirements and good clinical practice, or GCP, requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
Physicians have the discretion to prescribe approved drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies that approve drug products do not regulate a physician’s practice of medicine or choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials, including by their agents. Manufacturers and their agents may not promote drugs for off-label uses or provide off-label information in the promotion of drug products that is not consistent with the approved labeling for those products. For example, we may not promote ONPATTRO in the U.S. for use in any indications other than the treatment of the polyneuropathy of hATTR amyloidosis in adults. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. For example, in April 2021, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of Massachusetts, requiring production of documents pertaining to our marketing and promotion of ONPATTRO (patisiran) in the U.S. We are preparing a response to the subpoena and are cooperating with the government. If we are found to have improperly marketed or promoted ONPATTRO in connection with such subpoena, we may be subject to a broad range of civil, administrative and criminal penalties, including injunctive relief related to ONPATTRO promotional activities, substantial fines or penalties, and other legal or equitable sanctions. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion could harm our business, prospects, operating results, and financial condition. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.
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
Our ability to commercialize our approved products or any future products, including vutrisiran, successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. One or more of our approved products and other products for which we are able to obtain marketing approval, including vutrisiran, may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell such product(s) or any future products, including vutrisiran on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into at least 30 value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials, and the agreements are structured to link our approved products’ performance in real-world use to financial terms. Partnering with payers on these agreements is intended to provide more certainty to them for their investment and help accelerate coverage decisions for patients. If the prices we are able to charge for our products, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 2.2% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
There may be significant delays in obtaining coverage for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution or that covers a particular provider’s cost of acquiring the drug. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of Health and Human Services to: eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products, and prioritizing finalization of the proposed rule to permit the importation of drugs from Canada; depending on whether pharmaceutical manufacturers agree to other measures, ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other designated countries; and allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.
On September 13, 2020, President Trump signed an Executive Order that directs the Secretary of Health and Human Services to immediately “take appropriate steps to implement rulemaking” to test a demonstration project through the CMS Innovation Center whereby Medicare Part B reimbursement for “certain high-cost prescriptions drugs” would be no more than most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s most favored nation executive order, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these provisions, as codified under section 804 of the Federal Food, Drug, and Cosmetic Act, will not take effect, unless and until the Secretary of the HHS certifies that the implementation of the provisions will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to American consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. However, certain categories of drug products are excluded from the definition of “prescription drug” that can potentially be imported from Canada, including intravenously injected drugs, such as ONPATTRO. Under the final rule, States and Indian tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Several States, such as Florida, have taken steps to draft and submit importation program proposals to FDA for review and approval. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or

Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the notice of Executive Orders and the final rule and guidance are unknown at this time, and a lawsuit has been filed in a federal court to challenge the final rule, but legislation, regulations or policies allowing the importation or reimportation of drugs, if enacted and implemented, could decrease the price we receive for our products and adversely affect our future revenues and prospects for profitability. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage or adequate reimbursement rates from both government-funded and private payors for our approved products, or other new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030; however, pursuant to the CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our approved products or any of our product candidates for which we may obtain regulatory approval, including vutrisiran, or the frequency with which our products or any future product, including vutrisiran, is prescribed or used.
The full effects of the U.S. healthcare reform legislation cannot be known until the law is fully implemented through regulations or guidance issued by the Centers for Medicare and Medicaid Services, or CMS, and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including, but not limited, to the policies reflected in implementing regulations and guidance, and changes in sales volumes for products affected by the new system of rebates, discounts and fees. This legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the U.S.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the U.S. Supreme Court is currently reviewing the constitutionality of the ACA, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA. The costs of prescription pharmaceuticals in the U.S. have also been the subject of considerable discussion in the U.S., and members of Congress have stated that they will address such costs through new legislative measures. To date, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The former Trump administration released a “Blueprint,” or plan, to reduce the cost of drugs, increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The former Trump administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services is already working to implement. Although some proposals related to the administration’s Blueprint may require additional authorization to become effective, may ultimately be withdrawn, or may face challenges in the courts, the Congress and the Trump administration indicated that they will continue to seek new legislative and administrative measures to control drug costs. For example, at the federal level, the U.S. government’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Likewise, the Biden administration has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. From time to time, we may engage third parties to conduct clinical trials outside of the U.S., to sell our products abroad, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
On November 30, 2020, the OIG published a final rule effective January 1, 2022 amending the existing safe harbor protecting certain discounts to eliminate safe harbor protection for certain rebates provided by a manufacturer of prescription pharmaceutical products to a plan sponsors under Part D or pharmacy benefit managers under contract with them. The final rule also creates new safe harbors effective January 29, 2021 for point-of-sale reductions in price on prescription pharmaceutical products and certain pharmacy benefit manager service fees. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.
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
Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. Due to legislation amending the statute, including the Bipartisan Budget Act of 2018, these reductions will stay in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The full impact on our business of these automatic cuts is uncertain.
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
We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Stanford University, Ionis, the Massachusetts Institute of Technology, or MIT, Whitehead Institute for Biomedical Research, or Whitehead, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck, Arbutus Biopharma Corp., or Arbutus, and Dicerna. We also intend to enter into additional licenses to third-party intellectual property in the future.
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
Our current licenses impose, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license or render the license non-exclusive, which could result in us being unable to develop, manufacture, market and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, we could incur significant costs and/or disruption to our business and distraction of our management defending against any breach of such licenses alleged by the licensor. For example, in June 2018, Ionis Pharmaceuticals, Inc., or Ionis, sent us a notice claiming that it was owed payments under our second amended and restated strategic collaboration and license agreement as a result of the January 2018 amendment of our collaboration agreement with Sanofi Genzyme and the related Exclusive TTR License and AT3 License Terms. Ionis claimed it was owed technology access fees, or TAF's, based on rights granted and amounts paid to us in connection with the Sanofi Genzyme restructuring. In November 2018, we received notice that Ionis had filed a Demand for Arbitration with the Boston office of the American Arbitration Association against us, asserting, among other things, breach of contract. The hearing portion of the arbitration process was completed in June 2020, and post-hearing briefing was completed in the third quarter of 2020. In October 2020, a partial award was issued by the arbitration panel seeking additional information from us. The arbitration panel issued its final award in December 2020, which ruled in favor of Ionis’s request for a TAF on certain rights the panel determined we received in the Sanofi restructuring (but rejecting the TAF amount sought by Ionis), and in favor of us in denying Ionis’s request for a TAF on a milestone payment received by us in the same restructuring. The panel’s final award also denied Ionis’s request for pre-judgement interest and attorney’s fees. Pursuant to the panel's final award, we paid $41.2 million to Ionis in January 2021.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop and commercialize. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorization for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, which is approved in a number of jurisdictions, and inotersen, developed and marketed by Ionis, as well as product candidates in various stages of clinical development, including an additional investigational drug. Finally, we are aware that BridgeBio Pharma, Inc. (formerly Eidos Therapeutics, Inc.), or BridgeBio, initiated a Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR-CM in February 2019, and completed enrollment of the Phase 3 clinical trial in ATTR-CM in late 2020. BridgeBio anticipates topline results from the ATTR-CM trial in late 2021 or early 2022. BridgeBio also initiated enrollment in a Phase 3 clinical trial of acoramidis in ATTR-PN patients in the fourth quarter of 2020. While we believe that ONPATTRO has and will continue to have a competitive product profile, and if approved, that vutrisiran will have a competitive product profile, it is possible that ONPATTRO and/or vutrisiran may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with OXLUMO, our RNAi therapeutic approved in the U.S. and EU for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in Phase 3 development by OxThera AB, reloxaliase an investigational enzyme therapy in Phase 3 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc., and nedosiran, an investigational RNAi therapeutic in development by Dicerna for the treatment of primary hyperoxaluria. In July 2019, the FDA granted a Breakthrough Therapy Designation to nedosiran for the treatment of patients with primary hyperoxaluria, and in January 2021, Dicerna announced that it completed enrollment in its PHYOX2 pivotal clinical trial of nedosiran with topline results expected in mid-2021. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to lumasiran, and Dicerna’s nedosiran product candidate. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
We face competition from other companies that are working to develop novel drugs and technology platforms using technology similar to ours. If these companies develop drugs more rapidly than we do or their technologies, including delivery technologies, are more effective, our ability to successfully commercialize drugs may be adversely affected.
In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working to develop RNAi therapeutic products. Some of these companies are seeking, as we are, to develop chemically synthesized siRNAs as drugs. Others are following a gene therapy approach, with the goal of treating patients not with synthetic siRNAs but with synthetic, exogenously-introduced genes designed to produce siRNA-like molecules within cells. Companies working on chemically synthesized siRNAs include, but are not limited to, Takeda Pharmaceutical Company Ltd., or Takeda, Marina Biotech, Inc., or Marina, Arrowhead Pharmaceuticals, Inc., or Arrowhead, and its subsidiary, Calando Pharmaceuticals, Inc., or Calando, Quark Pharmaceuticals, Inc., or Quark, Silence Therapeutics plc, or Silence, Arbutus, Sylentis, S.A.U., or Sylentis, Dicerna and its collaborators, WAVE Life Sciences Ltd., or WAVE, Arcturus Therapeutics, Inc., and Genevant Sciences, launched by Arbutus and Roivant Sciences. In addition, we granted licenses or options for licenses to Ionis, Benitec Biopharma Ltd., Arrowhead, and its subsidiary, Calando, Arbutus, Quark, Sylentis and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than us.
In addition, as a result of agreements that we have entered into, Takeda has obtained a non-exclusive license, and Arrowhead, as the assignee of Novartis, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea Therapeutics, Inc. (acquired by Ionis in October 2020) or Akcea, has received marketing approval for an antisense drug, inotersen that was developed by Ionis, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. Several antisense drugs developed by Ionis have been approved and are currently marketed, and Ionis has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York (and transferred to the United States District Court for the District of Massachusetts by stipulation of the parties and Order of the Court dated November 20, 2018). The complaint, as amended, or the Complaint, alleged that we and our Chief Executive Officer, former Chief Financial Officer and certain of our other executive officers violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock between September 20, 2017 and September 12, 2018. On March 23, 2020, the Court granted our motion to dismiss and dismissed the Complaint without prejudice. Pursuant to a prior Order of the Court, on June 1, 2020, plaintiff filed a motion seeking leave to file a further amended complaint, which the Court denied by Memorandum & Order dated March 12, 2021. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, in excess of our insurance coverage, such payments could adversely affect our operations.
We may be the target of similar litigation in the future. For example, on September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint alleging violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County, or the New York State Securities Litigation. We believe the allegations in the New York State Securities Litigation are without merit and we intend to defend the case vigorously. This litigation and future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.
Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.
A small number of our stockholders beneficially own a substantial amount of our common stock. As of March 31, 2021, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
ITEM 5. OTHER INFORMATION
On April 27, 2021, we entered into a second amendment to our non-cancelable real property lease agreement with BMR-Fresh Pond Research Park LLC, as amended, or the BMR-665 Concord Avenue Lease, for our manufacturing facility for patisiran formulated bulk drug product for late-stage clinical trial use and commercial supply. Under the BMR-665 Concord Avenue Lease, we lease approximately 15,000 square feet of office and laboratory space located at 665 Concord Avenue, Cambridge, Massachusetts. Pursuant to the second amendment, we extended the term, which was set to expire in August 2022, for an additional five years, through September 30, 2027. We have the option to extend the BMR-665 Concord Avenue Lease for one additional five-year period.

ITEM 6. EXHIBITS

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1
Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2
Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

ALNYLAM PHARMACEUTICALS, INC.

Date: April 29, 2021	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2021	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)