Form 10-Q
period 2021-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2021-08-03
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At July 30, 2021, the registrant had 118,847,693 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

“Alnylam,” ONPATTRO®, GIVLAARI®, OXLUMO® and Alnylam Act® are registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•risks related to the direct or indirect impact of the COVID-19 global pandemic, emerging or future variants of COVID-19 or any future pandemic, such as the scope and duration of the pandemic, government actions and restrictive measures implemented in response, the effectiveness of vaccination campaigns, material delays in diagnoses of rare diseases, initiation or continuation of treatment for diseases addressed by our products, or in patient enrollment in clinical trials, potential clinical trial, regulatory review and inspection or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic, our ability to execute business continuity plans to address disruptions caused by the COVID-19 or any future pandemic, and the success and effectiveness of our return to office initiatives;
•our views with respect to the potential for RNAi therapeutics and investigational therapeutics, including ONPATTRO, GIVLAARI, OXLUMO, Leqvio®, vutrisiran and fitusiran;
•our plans for additional global regulatory filings and the continuing product launches of ONPATTRO, GIVLAARI, OXLUMO and our partner's plans with respect to Leqvio (inclisiran);
•our expectations regarding the regulatory review of vutrisiran and the advancement by our partner of inclisiran through United States, or U.S., regulatory review and toward the market;
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
•the status of our manufacturing operations and any delays, interruptions or failures in the manufacture and supply of ONPATTRO, GIVLAARI, OXLUMO, or any of our product candidates (or other products or product candidates being developed and commercialized by our partners) by our or their contract manufacturers or by us or our partners;
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
•We are a young commercial company and the marketing and sale of ONPATTRO, GIVLAARI, OXLUMO or any future products may be unsuccessful or less successful than anticipated.
•We have a history of losses and may never become and remain consistently profitable.
•We will require substantial funds to continue our research, development and commercialization activities.
•Although we sold a portion of the expected royalty stream and commercial milestones related to global sales of Leqvio by Novartis AG, or Novartis, we are entitled to retain the remaining portion of such future royalties and, if certain specified thresholds are met, to the remaining portion of commercial milestone payments, and any negative developments related to Leqvio (inclisiran) could have a material adverse effect on the timing or amount of those payments.
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
•We may have difficulty expanding our operations successfully as we continue our evolution from a U.S.- and Europe-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs in multiple geographies including Asia, Latin America and the Middle East.
•We may experience computer system failures or unauthorized or inappropriate use of or access to our information systems or those of our contractors or collaborators, potentially resulting in substantial loss of data, business interruption or other harm.
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

•We are a multi-product commercial company and expect to continue to invest significant financial and management resources to continue to build our marketing, sales, market access and distribution capabilities and further establish our global commercial infrastructure, and our commercial efforts may not be successful.
•The patient populations suffering from hereditary transthyretin-mediated amyloidosis with polyneuropathy, acute hepatic porphyria and primary hyperoxaluria type 1 are small and have not been established with precision.
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
•We face competition from other companies that are working to develop novel drugs and technology platforms using technology similar to ours, as well as from companies utilizing emerging technologies, including gene therapy and gene editing.
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
The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled "Risk Factors" and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$745,767	$496,580
Marketable debt securities	1,101,782	1,333,182
Marketable equity securities	52,533	44,633
Accounts receivable, net	146,587	102,413
Inventory	84,358	75,202
Prepaid expenses and other current assets	94,136	62,767
Receivable related to the sale of future royalties	500,000	500,000
Total current assets	2,725,163	2,614,777
Property, plant and equipment, net	470,700	465,029
Operating lease right-of-use assets	238,089	241,485
Restricted investments	40,890	40,725
Other assets	34,587	45,045
Total assets	$3,509,429	$3,407,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,079	$51,966
Accrued expenses	341,187	355,909
Operating lease liability	39,362	36,872
Deferred revenue	98,144	127,207
Liability related to the sale of future royalties	22,876	13,316
Total current liabilities	554,648	585,270
Operating lease liability, net of current portion	288,559	293,039
Deferred revenue, net of current portion	202,391	225,094
Long-term debt	433,151	191,278
Liability related to the sale of future royalties, net of current portion	1,105,685	1,058,225
Other liabilities	71,633	37,908
Total liabilities	2,656,067	2,390,814
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 118,596 shares issued and outstanding as of June 30, 2021; 116,427 shares issued and outstanding as of December 31, 2020	1,186	1,164
Additional paid-in capital	5,863,476	5,644,074
Accumulated other comprehensive loss	(36,081)	(43,622)
Accumulated deficit	(4,975,219)	(4,585,369)
Total stockholders’ equity	853,362	1,016,247
Total liabilities and stockholders’ equity	$3,509,429	$3,407,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statements of Operations
Revenues:
Net product revenues	$160,811	$77,533	$296,580	$149,471
Net revenues from collaborations	59,395	26,429	101,192	53,967
Royalty revenue	347	—	347	—
Total revenues	220,553	103,962	398,119	203,438
Operating costs and expenses:
Cost of goods sold	30,256	18,265	53,279	31,567
Cost of collaborations and royalties	8,499	1,664	16,538	1,664
Research and development	182,635	154,996	368,534	324,567
Selling, general and administrative	145,323	127,896	292,182	254,657
Total operating costs and expenses	366,713	302,821	730,533	612,455
Loss from operations	(146,160)	(198,859)	(332,414)	(409,017)
Other (expense) income:
Interest expense	(33,416)	(27,248)	(65,931)	(27,248)
Interest income	409	3,165	859	8,645
Other (expense) income, net	(9,164)	45,039	9,880	68,071
Total other (expense) income, net	(42,171)	20,956	(55,192)	49,468
Loss before income taxes	(188,331)	(177,903)	(387,606)	(359,549)
Provision for income taxes	(1,228)	(1,326)	(2,244)	(1,901)
Net loss	$(189,559)	$(179,229)	$(389,850)	$(361,450)
Net loss per common share - basic and diluted	$(1.61)	$(1.56)	$(3.32)	$(3.18)
Weighted-average common shares used to compute basic and diluted net loss per common share	117,772	114,911	117,428	113,830

Statements of Comprehensive Loss
Net loss	$(189,559)	$(179,229)	$(389,850)	$(361,450)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(247)	(1,796)	(248)	2,249
Foreign currency translation gains	825	571	7,673	911
Defined benefit pension plans, net of tax	58	72	116	146
Total other comprehensive income	636	(1,153)	7,541	3,306
Comprehensive loss	$(188,923)	$(180,382)	$(382,309)	$(358,144)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	116,427	$1,164	$5,644,074	$(43,622)	$(4,585,369)	$1,016,247
Exercise of common stock options, net of tax withholdings	614	6	47,028	—	—	47,034
Issuance of common stock under equity plans	280	3	(3)	—	—	—
Stock-based compensation expense related to equity-classified awards	—	—	56,295	—	—	56,295
Other comprehensive income	—	—	—	6,905	—	6,905
Net loss	—	—	—	—	(200,291)	(200,291)
Balance as of March 31, 2021	117,321	1,173	5,747,394	(36,717)	(4,785,660)	926,190
Exercise of common stock options, net of tax withholdings	993	10	75,439	—	—	75,449
Issuance of common stock under equity plans	282	3	7,715	—	—	7,718
Stock-based compensation expense related to equity-classified awards	—	—	32,928	—	—	32,928
Other comprehensive income	—	—	—	636	—	636
Net loss	—	—	—	—	(189,559)	(189,559)
Balance as of June 30, 2021	118,596	$1,186	$5,863,476	$(36,081)	$(4,975,219)	$853,362

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

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(389,850)	$(361,450)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,406	15,813
Amortization and interest accretion related to operating leases	20,617	18,971
Non-cash interest expense on liability related to the sale of future royalties	57,020	27,248
Stock-based compensation	87,768	68,333
Realized and unrealized gain on marketable equity securities	(42,582)	(69,643)
Other	32,352	4,372
Changes in operating assets and liabilities:
Accounts receivable, net	(46,020)	(26,099)
Inventory	(2,021)	(24,178)
Prepaid expenses and other assets	(30,621)	(11,569)
Accounts payable, accrued expenses and other liabilities	2,374	2,036
Deferred revenue	(51,742)	(7,090)
Operating lease liability	(19,217)	(18,235)
Net cash used in operating activities	(357,516)	(381,491)
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,424)	(36,275)
Purchases of marketable securities	(514,815)	(1,140,421)
Sales and maturities of marketable securities	775,978	859,354
Purchases of restricted investments	(10,815)	(9,900)
Proceeds from maturity of restricted investments	10,650	—
Other investing activities	(4,198)	(300)
Net cash provided by (used in) investing activities	228,376	(327,542)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	128,838	151,512
Proceeds from the sale of future royalties	—	500,000
Proceeds from development derivative	8,400	—
Proceeds from issuance of common stock to strategic partners, net of closing costs	—	99,498
Proceeds from term loan facility	250,000	—
Payment of transaction costs related to sale of future royalties and term loan facility	(6,250)	(8,128)
Net cash provided by financing activities	380,988	742,882
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,829)	(196)
Net increase in cash, cash equivalents and restricted cash	249,019	33,653
Cash, cash equivalents and restricted cash, beginning of period	499,046	549,628
Cash, cash equivalents and restricted cash, end of period	$748,065	$583,281
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$11,796	$6,402
Lease liabilities arising from obtaining right-of-use assets	$5,309	$15,077
Receivable and liability related to the sale of future royalties	$—	$500,000

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
As of June 30, 2021, we have four products that have received marketing approval, including one partnered product, and six late-stage investigational programs advancing towards potential commercialization. We currently generate product revenues from ONPATTRO in the U.S., Europe, Japan and in several additional countries as well as from GIVLAARI and OXLUMO in the U.S. and several countries in Europe.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2021, together with the cash we expect to generate from product sales and under our current alliances, in addition to our strategic financing collaboration with The Blackstone Group Inc. and certain of its affiliates, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
ONPATTRO
United States	$52,391	$32,268	$101,862	$69,464
Europe	44,904	23,020	85,557	44,186
Rest of World (primarily Japan)	16,544	11,247	28,371	19,549
Total	$113,839	$66,535	$215,790	$133,199

GIVLAARI
United States	$22,368	$8,661	$40,130	$13,935
Europe	8,020	2,337	14,893	2,337
Rest of World	242	—	280	—
Total	$30,630	$10,998	$55,303	$16,272

OXLUMO
United States	$6,512	$—	$7,920	$—
Europe	9,830	—	17,567	—
Total	$16,342	$—	$25,487	$—

Total net product revenues	$160,811	$77,533	$296,580	$149,471
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of June 30, 2021	As of December 31, 2020
Receivables included in “Accounts receivable, net”	$112,655	$68,871

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Regeneron Pharmaceuticals	$46,404	$15,413	$76,747	$34,916
Novartis AG	8,908	3,878	17,019	4,938
Vir Biotechnology	3,978	6,448	6,800	12,964
Other	105	690	626	1,149
Total	$59,395	$26,429	$101,192	$53,967

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of June 30, 2021	As of December 31, 2020
Receivables included in “Accounts receivable, net”	$33,932	$33,542
Contract liabilities included in “Deferred revenue”	$82,263	$120,021
We recognized revenue of $29.2 million and $54.5 million in the three and six months ended June 30, 2021, respectively, and revenue of $16.8 million and $31.5 million in the three and six months ended June 30, 2020, respectively, that in each case was included in the contract liability balance at the beginning of the respective period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended June 30,
	2021			2020
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$9,392	$168	$10,883	$2,784	$24	$12,632
Novartis AG	678	—	52	—	—	278
Vir Biotechnology	686	497	698	1,039	157	3,599
Other	—	—	149	199	12	165
Total	$10,756	$665	$11,782	$4,022	$193	$16,674

	Six Months Ended June 30,
	2021			2020
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$14,191	$262	$23,118	$7,396	$24	$24,123
Novartis AG	678	—	55	998	—	544
Vir Biotechnology	1,715	656	2,053	1,378	209	5,292
Other	11	52	1,008	199	29	396
Total	$16,595	$970	$26,234	$9,971	$262	$30,355

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenue from collaborations. For the three and six months ended June 30, 2021 and 2020, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
In addition, we recognized a reduction to our research and development expenses of $4.0 million and $9.4 million for the three and six months ended June 30, 2021, respectively, and of $0.7 million and $5.2 million for the three and six months ended June 30, 2020, respectively, from cost reimbursement due under certain of our collaboration agreements accounted for under ASC 808.
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
Regeneron will lead development and commercialization for all programs targeting eye diseases (subject to limited exceptions), entitling us to certain potential milestone and royalty payments pursuant to the terms of a license agreement, the form of which has been agreed upon by the parties. We and Regeneron will alternate leadership on CNS and liver programs covered by the Regeneron Collaboration, with the lead party retaining global development and commercial responsibility. For such CNS and liver programs, both we and Regeneron will have the option at lead candidate selection to enter into a co-co collaboration agreement, the form of which has been agreed upon by the parties, whereby both companies will share equally all costs of, and profits from, all development and commercialization activities under the program. If the non-lead party elects to not enter into a co-co collaboration agreement with respect to a given CNS or liver program, we and Regeneron will enter into a license agreement with respect to such program and the lead party will be the “Licensee” for the purposes of the license agreement. If the lead party for a CNS or liver program elects to not enter into the co-co collaboration agreement, then we and Regeneron will enter into a license agreement with respect to such program and leadership of the program will transfer to the other party and the former non-lead party will be the “Licensee” for the purposes of the license agreement.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of June 30, 2021, the total transaction price was $539.7 million, an increase of $7.9 million from December 31, 2020. As of June 30, 2021, the transaction price is comprised of the upfront payment and variable consideration related to development, manufacture and supply activities. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation, is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of June 30, 2021	As of June 30, 2021	As of December 31, 2020	Accounting Guidance
Research Services Obligation	$200,700	$47,400	$54,900	ASC 606
C5 License Obligation	93,000	29,500	58,700	ASC 606
C5 Co-Co Obligation	246,000	217,500	231,400	ASC 808
	$539,700	$294,400	$345,000

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Revenue Recognized During
Performance Obligations	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Accounting Guidance
Research Services Obligation	$10,200	$10,300	$20,000	$22,600	ASC 606
C5 License Obligation	15,700	—	29,200	—	ASC 606
C5 Co-Co Obligation	11,400	2,900	13,900	7,100	ASC 808
	$37,300	$13,200	$63,100	$29,700
As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied was $171.6 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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
As of June 30, 2021, we have earned $45.0 million of milestones and upon achievement of certain events, we will be entitled to receive additional milestones, up to an aggregate of $135.0 million, including $25.0 million associated with the U.S. regulatory approval milestone, $10.0 million in other specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, we are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments under the MDCO License Agreement.
Unless terminated earlier in accordance with the terms of the agreement, the MDCO License Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term for any licensed product in any country, where a royalty term is defined as the latest to occur of (1) the expiration of the last valid claim of patent rights covering a licensed product, (2) the expiration of the Regulatory Exclusivity, as defined in the MDCO License Agreement, and (3) the twelfth anniversary of the first commercial sale of the licensed product in such country. We estimate that our fundamental RNAi patents covering licensed products under the MDCO License Agreement will expire both in and outside of the U.S. generally by 2028. We also estimate that our inclisiran product-specific patents covering licensed products under the MDCO License Agreement will expire in the U.S., Europe, China, Japan and elsewhere between 2033 and 2036. Certain of these patent rights are subject to potential patent term extensions and/or supplemental protection certificates extending such terms in countries where such extensions may become available due to regulatory delay. In addition, more patent filings relating to the collaboration may be made in the future.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In December 2020, we signed a letter agreement to amend the Vir Agreement such that we would be solely responsible for conducting pre-clinical research activities under the pre-clinical development plan related to the COVID-19 activities in the March and April 2020 amendments, at our discretion and sole expense, and effective as of July 1, 2020, we were responsible for all pre-clinical development costs incurred under such plan for such COVID-19 related activities. In July 2021, we notified Vir that we have elected to discontinue ALN-COV, in development for the treatment of COVID-19, and all other COVID-19 research and development activities, based on a portfolio prioritization in view of the availability of highly effective vaccines and alternative treatment options, in accordance with our rights under the letter agreement with Vir. Following such discontinuation of COVID-19 related activities, we have no further obligations to work on the COVID-related targets and Vir will have no further rights to such targets under the Vir Agreement.
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
We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of June 30, 2021, the total transaction price was determined to be $110.8 million, and is comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, milestones achieved and variable consideration related to development, manufacture and supply activities. We utilized the

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of June 30, 2021, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $45.6 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.
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
As of June 30, 2021, the carrying value of the liability related to the sale of future royalties was $1.13 billion, net of closing costs of $13.0 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2021 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value of liability related to sale of future royalties as of December 31, 2020	$1,071,541
Interest expense recognized	57,077
Payments	(57)
Carrying value of liability related to sale of future royalties as of June 30, 2021	$1,128,561

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$239,084	$239,084	$—	$—
Marketable debt securities:
U.S. treasury securities	844,014	—	844,014	—
U.S. government-sponsored enterprise securities	144,630	—	144,630	—
Corporate notes	75,634	—	75,634	—
Commercial paper	36,468	—	36,468	—
Municipal securities	1,036	—	1,036	—
Marketable equity securities	52,533	52,533	—	—
Restricted cash (money market funds)	1,483	1,483	—	—
Total financial assets	$1,394,882	$293,100	$1,101,782	$—
Financial liabilities
Development derivative liability	$56,828	$—	$—	$56,828

(In thousands)	As of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
U.S. treasury securities	$20,000	$—	$20,000	$—
Money market funds	75,726	75,726	—	—
Marketable debt securities:
U.S. treasury securities	1,087,968	—	1,087,968	—
U.S. government-sponsored enterprise securities	245,214	—	245,214	—
Marketable equity securities	44,633	44,633	—	—
Restricted cash (money market funds)	1,483	1,483	—	—
Total financial assets	$1,475,024	$121,842	$1,353,182	$—
Financial liabilities
Development derivative liability	$25,585	$—	$—	$25,585
The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The carrying amount of our debt as of June 30, 2021 approximates fair value.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and six months ended June 30, 2021 or 2020.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize our marketable debt securities:

	As of June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$843,898	$146	$(30)	$844,014
U.S. government-sponsored enterprise securities	144,612	47	(29)	144,630
Corporate notes	75,668	6	(40)	75,634
Commercial paper	36,468	—	—	36,468
Municipal securities	1,036	—	—	1,036
Total	$1,101,682	$199	$(99)	$1,101,782

	As of December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,107,721	$328	$(81)	$1,107,968
U.S. government-sponsored enterprise securities	245,113	135	(34)	245,214
Total	$1,352,834	$463	$(115)	$1,353,182
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of June 30, 2021	As of December 31, 2020
Marketable debt securities	$1,101,782	$1,333,182
Cash and cash equivalents	—	20,000
Total	$1,101,782	$1,353,182

8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of June 30, 2021	As of December 31, 2020
Raw materials	$54,344	$63,460
Work in progress	25,311	16,149
Finished goods	16,453	12,693
Total	$96,108	$92,302
As of June 30, 2021 and December 31, 2020, we held $11.8 million and $17.1 million of long- term inventory, respectively, included within other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle. As of June 30, 2021, we capitalized $7.1 million of inventory produced for commercial sale for products awaiting regulatory approval. As of December 31, 2020, there was no capitalized inventory for products awaiting regulatory approval.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
(In thousands)	2021	2020
Cash and cash equivalents	$745,767	$580,829
Total restricted cash included in prepaid expenses, other current assets and long-term other assets	2,298	2,452
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$748,065	$583,281
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(32,792)	$(3,754)	$348	$(7,424)	$(43,622)
Other comprehensive income before reclassifications	—	—	1	7,673	7,674
Amounts reclassified from other comprehensive income	—	116	(249)	—	(133)
Net other comprehensive income (loss)	—	116	(248)	7,673	7,541
Balance as of June 30, 2021	$(32,792)	$(3,638)	$100	$249	$(36,081)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(32,792)	$(3,520)	$137	$(343)	$(36,518)
Other comprehensive income before reclassifications	—	—	2,138	911	3,049
Amounts reclassified from other comprehensive income	—	146	111	—	257
Net other comprehensive income	—	146	2,249	911	3,306
Balance as of June 30, 2020	$(32,792)	$(3,374)	$2,386	$568	$(33,212)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded as interest income and other income, respectively, in the condensed consolidated statements of operations and comprehensive loss.
9. CREDIT AGREEMENT
In April 2020, we entered into a credit agreement, or Credit Agreement, among us, certain of our subsidiaries (such subsidiaries, together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP (now Blackstone Alternative Credit Advisors LP) and certain other affiliates of The Blackstone Group Inc., and the other lenders from time to time parties thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility, referred to as the Term Loans, which consists of three tranches providing funding up to $700.0 million. The Tranche 1 Loan of $200.0 million and the Tranche 2 Loan of $250.0 million were drawn as of December 31, 2020 and June 30, 2021, respectively, and are included in long-term debt in the condensed consolidated balance sheets. The remaining tranche, the Tranche 3 Loan of

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$250.0 million, will be requested no later than December 31, 2021. In addition, we may request an increase in respect of the unfunded commitments in an amount not to exceed $50.0 million on terms to be agreed and subject to the consent of the Lenders providing such increase.
The Tranche 3 Loan is subject to customary terms and conditions, including either (a) the first sale of inclisiran in the U.S. for end use or consumption after FDA regulatory approval thereof or (b) revenue attributable to ONPATTRO and GIVLAARI equal to or greater than $300.0 million as of the last day of the most recently ended twelve month period, referred to as the Subsequent Borrowing Conditions. The Subsequent Borrowing Conditions were satisfied as of June 30, 2021. The Term Loans mature in December 2027. We can elect an interest rate of either LIBOR plus 7% subject to a floor of 1%, referred to as the LIBOR Rate, or a base rate plus 6%, subject to a floor of 2%. We may, at our option, pay interest in kind on interest due through 2023 at a rate that is 1% higher than the interest rate otherwise applicable to such Term Loan. As of June 30, 2021, we drew the Tranche 1 Loan and the Tranche 2 Loan, elected a LIBOR Rate plus 7%, and paid a $5.0 million and $6.3 million funding fee, respectively, in connection with such Term Loans. On the date the Tranche 3 Loan is funded, we will pay a funding fee equal to 2.5% of the principal amount of the Term Loans funded on such date. In addition, we will pay an exit fee equal to 1% of the commitments in respect of the Term Loans, payable upon any repayment of the Term Loans or termination of the unfunded Term Loan commitments. Our interest rate was 8% as of June 30, 2021 and December 31, 2020.
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
All obligations under the Credit Agreement are secured, subject to certain exceptions, by security interests in the following assets: (i) intellectual property owned by us relating to ONPATTRO, GIVLAARI, and vutrisiran, (ii) the equity interests held by the Loan Parties in their subsidiaries, (iii) all of our ownership of the inclisiran royalty remaining after the royalty purchase under the Purchase Agreement, and (iv) material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment.
The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. As of June 30, 2021, we were in compliance with the applicable terms and conditions of the covenants under the Credit Agreement.
10. DEVELOPMENT DERIVATIVE LIABILITY
In August 2020, we entered into a co-development agreement, referred to as the Funding Agreement, with BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences, pursuant to which Blackstone Life Sciences will provide up to $150.0 million in funding for the clinical development of vutrisiran and zilebesiran (formerly ALN-AGT), two of our cardiometabolic programs. With respect to vutrisiran, Blackstone Life Sciences has committed to provide up to $70.0 million to fund development costs related to the HELIOS-B Phase 3 clinical trial. In addition, Blackstone Life Sciences has the right, but is not obligated, to fund up to $26.0 million for development costs related to a Phase 2 clinical trial of zilebesiran and up to $54.0 million for development costs related to a Phase 3 clinical trial of zilebesiran. The amount of funding ultimately provided by Blackstone Life Sciences is dependent on us achieving specified development milestones with respect to each clinical trial. We retain sole responsibility for the development and commercialization of both vutrisiran and zilebesiran.
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we have agreed to pay Blackstone Life Sciences a 1% royalty on net sales of vutrisiran for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-cardiomyopathy, as well as fixed payments of up to 2.5 times their investment over a two-year period upon regulatory approval of vutrisiran for ATTR-cardiomyopathy in specified countries, unless it is later withdrawn from the market following a mandatory recall. As consideration for Blackstone Life Sciences’ funding for Phase 2 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 3.25 times their Phase 2 investment over a four-year period upon the successful completion of the zilebesiran Phase 2 clinical trial, unless certain regulatory events affecting the continued development of zilebesiran occur. As consideration for

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Blackstone Life Sciences’ funding for Phase 3 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 4.5 times their Phase 3 investment over a four-year period upon regulatory approval of zilebesiran in specified countries, unless it is later withdrawn from the market following a mandatory recall.
Our payment obligations under the Funding Agreement will be secured, subject to certain exceptions, by security interests in intellectual property owned by us relating to vutrisiran and zilebesiran, as well as in our bank account in which the funding deposits will be made.
We and Blackstone Life Sciences each have the right to terminate the Funding Agreement in its entirety in the event of the other party’s bankruptcy or similar proceedings. We and Blackstone Life Sciences may each terminate the Funding Agreement in its entirety or with respect to either product in the event of an uncured material breach by the other party, or with respect to a product for certain patient health and safety reasons, or if regulatory approval in specified major market countries is not obtained for the product following the completion of clinical trials for the product. In addition, Blackstone Life Sciences has the right to terminate the Funding Agreement in its entirety upon the occurrence of certain events affecting our ability to make payments under the agreement or to develop or commercialize the products, or upon a change of control of us. Blackstone Life Sciences may also terminate the Funding Agreement with respect to a product if the joint steering committee elects to terminate the development program for that product in its entirety, if certain clinical endpoints are not achieved for that product or, with respect to vutrisiran only, if our right to develop or commercialize vutrisiran is enjoined in a specified major market as a result of an alleged patent infringement. In certain termination circumstances, we will be obligated to pay Blackstone Life Sciences an amount that is equal to, or a multiplier of, the development funding received from Blackstone Life Sciences, and we may remain obligated under certain circumstances to make the payments to Blackstone Life Sciences described above, or the royalty described above in the case of vutrisiran, should we obtain regulatory approval for vutrisiran or zilebesiran following termination.
We account for the Funding Agreement under ASC 815 as a derivative liability, measured at fair value, within other liabilities on our condensed consolidated balance sheets. The change in fair value due to the remeasurement of the development derivative liability is recorded as other expense on our condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2021, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of vutrisiran, assuming regulatory approval, (iv) our cost of borrowing (15%), and (v) Blackstone Life Sciences' cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Development derivative liability as of December 31, 2020	$25,585
Amount received under the Funding Agreement	8,400
Loss recorded from remeasurement of development derivative liability	22,843
Development derivative liability as of June 30, 2021	$56,828
11. EQUITY
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Research and development	$13,086	$15,790	$37,461	$31,839
Selling, general and administrative	18,992	17,965	50,307	36,494
Total	$32,078	$33,755	$87,768	$68,333

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
The following common share equivalents were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of June 30,
(In thousands)	2021	2020
Options to purchase common stock	12,551	12,437
Unvested restricted common stock	1,257	1,188
Total	13,808	13,625

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
Securities Litigation
On September 26, 2018, Caryl Hull Leavitt, individually and on behalf of all others similarly situated, filed a class action complaint for violation of federal securities laws against us, our Chief Executive Officer and our former Chief Financial Officer in the United States District Court for the Southern District of New York. By stipulation of the parties and Order of the Court dated November 20, 2018, the action was transferred to the United States District Court for the District of Massachusetts. On May 8, 2019, the Court entered an order appointing a lead plaintiff, and on July 3, 2019, lead plaintiff filed a consolidated class action complaint, or the Complaint. In addition to the originally named defendants, the Complaint also named as defendants certain of our other executive officers, and purported to be brought on behalf of a class of persons who acquired our securities between September 20, 2017 and September 12, 2018 and sought to recover damages caused by defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Complaint alleged, among other things, that the defendants made materially false and misleading statements related to the efficacy and safety of our product, ONPATTRO. The plaintiff sought, among other things, the designation of this action as a class action, an award of unspecified compensatory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
a motion to dismiss the Complaint in its entirety on July 31, 2019. On March 23, 2020, the Court granted our motion and dismissed the Complaint without prejudice. Pursuant to a prior Order of the Court, on June 1, 2020, plaintiff filed a motion seeking leave to file a further amended complaint. That motion was fully briefed on June 22, 2020. By Memorandum & Order dated March 12, 2021, the Court denied plaintiffs’ motion. Plaintiffs did not appeal the Court's decision.
On September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. On November 7, 2019, plaintiff filed an amended complaint, or the New York Complaint. The New York Complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our November 14, 2017 public stock offering. The New York Complaint purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the results of our APOLLO Phase 3 clinical trial of patisiran. The plaintiff seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, rescissory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a joint motion to dismiss the New York Complaint in its entirety on December 20, 2019. On November 2, 2020, the Supreme Court of the State of New York entered a Decision and Order denying defendants’ motion to dismiss. In November 2020, defendants filed a notice of appeal of the Supreme Court’s decision to the Appellate Division of the Supreme Court of the State of New York for the First Department. In April 2021, the First Department entered a Decision and Order affirming in part and reversing in part the Supreme Court’s decision. In June 2021, defendants filed a motion in the First Department seeking reargument or, in the alternative, for leave to appeal to the New York Court of Appeals.
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
15. SUBSEQUENT EVENT
In July 2021, we entered into a license and collaboration agreement with PeptiDream, Inc., or PeptiDream, to discover and develop peptide-siRNA conjugates to create multiple opportunities to deliver RNAi therapeutics to tissues outside the liver. Through this collaboration, the companies will collaborate to select and optimize peptides for targeted delivery of small interfering RNA (siRNA) molecules to a wide range of cell types and tissues via specific interactions with receptors expressed on the target cells. Under the terms of the agreement, PeptiDream will receive an upfront payment from us of $10.0 million as well as R&D funding over the term of the research collaboration, as provided in the agreement. PeptiDream may also receive payments based on the achievement of specified development, regulatory, and commercial milestones potentially totaling up to $247.0 million for each Alnylam product that utilizes PeptiDream’s technology, as well as low-to-mid single digit royalties on sales, if any, of any such Alnylam products that utilize PeptiDream’s technology.

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
Our research and development strategy is to target genetically validated genes that have been implicated in the cause or pathway of human disease. We utilize a N-acetylgalactosamine (GalNAc) conjugate or lipid nanoparticle (LNP) approach to enable hepatic delivery of siRNAs. For delivery to the central nervous system, or CNS, and the eye (ocular delivery), we are utilizing alternative conjugate approaches. We are also advancing approaches for delivery of siRNAs to lung and other tissue types. Our focus is on clinical indications where there is a high unmet need, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval, patient access and commercialization.
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
We currently have four marketed products and 12 clinical programs, including six in late-stage development, across four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. Three of our marketed products are within the Genetic Medicines STAr, ONPATTRO, GIVLAARI and OXLUMO. ONPATTRO is approved by the United States Food and Drug Administration, or FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in several additional countries, including Brazil. Regulatory filings in other territories are pending and additional filings are planned for 2021 and beyond. GIVLAARI is approved in the United States, or U.S., for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several additional countries, including Brazil, Canada and Japan. We have also filed for regulatory approval for givosiran (the non-branded drug name for GIVLAARI) in Switzerland and additional regulatory filings are pending or planned for 2021 and beyond. In November 2020, we received regulatory approval for OXLUMO in the U.S. and EU for the treatment of primary hyperoxaluria type 1, or PH1, in all age groups. In June 2021, we received marketing authorization approval for OXLUMO in Brazil for the treatment of PH1 in both children and adult patients. Regulatory filings in other territories are pending and additional filings are planned for 2021 and beyond.
Our fourth product, Leqvio (inclisiran), is being developed and commercialized by our partner Novartis AG, or Novartis, and in December 2020 received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and is in the Cardio-Metabolic Diseases STAr. With respect to regulatory review by the FDA of the New Drug Application, or NDA, filed with the FDA for inclisiran, the FDA issued a complete response letter in December 2020, due to unresolved facility inspection-related conditions at a third-party manufacturing facility in Europe. In July 2021, Novartis announced that the resubmission to the FDA for the inclisiran NDA to address the complete response letter was filed with an action date of January 1, 2022. Novartis listed its own site in Schaftenau, Austria, as the manufacturing location for the final finished product within its NDA resubmission. Novartis reported that the transfer of the manufacturing location for the final finished product to its Schaftenau site was planned and initiated in 2020, prior to the receipt of the complete response letter.
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

In January 2021, we reported positive topline results from our HELIOS-A Phase 3 study of vutrisiran in patients with hATTR amyloidosis with polyneuropathy, and in April 2021, based on the positive HELIOS-A data, we submitted an NDA for vutrisiran, which was accepted by the FDA. The FDA has set an action date of April 14, 2022 under the Prescription Drug User Fee Act, or PDUFA, and indicated that they were not currently planning an advisory committee meeting as part of the NDA review. Upon obtaining results from the 18-month analysis of HELIOS-A, expected in late 2021, we plan to submit a marketing authorisation application, or MAA, in the EU as previously aligned with the European Medicines Agency, or EMA.
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
We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $4.98 billion. Historically, we have generated losses principally from costs associated with the establishment of late-stage clinical and commercial capabilities, including global commercial operations, research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. While we believe 2019 was our peak net loss year, and believe the funding provided by our strategic financing collaboration with The Blackstone Group Inc., or Blackstone, should enable us to achieve a self-sustainable financial profile without the need for future equity financing, we expect to continue to incur annual net operating losses for the foreseeable future as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and as of June 30, 2021, we are generating net revenue from product sales for three marketed products, ONPATTRO, GIVLAARI and OXLUMO. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, GIVLAARI, OXLUMO or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Novartis and Vir. In addition to revenues from the commercial sales of ONPATTRO, GIVLAARI, OXLUMO and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensees, as well as funding due or available to us under our strategic financing collaboration with Blackstone.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the U.S. and worldwide. More recently, other, potentially more infectious, variants of COVID-19 have been identified. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current COVID-19 pandemic. Since the onset of the global pandemic in 2020 and throughout 2021, we have been closely monitoring the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a temporary global work from home policy for all employees who are able to perform their duties remotely and temporarily restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19 and variants thereof. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on COVID-19 infection rates, vaccination rates and local guidance. We are revisiting these precautions on a regular basis as the pandemic evolves; however, at this time, we cannot predict when certain restrictions that are in place to protect our employees, customers and patients will no longer be needed. Since early 2021, global vaccination efforts have been underway to control the pandemic. However, due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof. We will continue to work diligently with our partners and stakeholders to support patient access to our approved medicines, advance our product candidates under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensure the continuity of our manufacturing and supply chain. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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
The chart below is a summary of our commercial products and late- and early-stage development programs as of July 31, 2021. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):

- ● Genetic Medicines
- ● Cardio-Metabolic Diseases
- ● Infectious Diseases
- ● CNS/Ocular Diseases

Product	Indication	EARLY/MID-STAGE (IND/CTA Filed-Phase 2)	LATE STAGE (Phase 2-Phase 3)	REGISTRATION/ COMMERCIAL[1] (OLE/Phase 4/IIS/registries)	COMMERCIAL RIGHTS
onpattro (patisiran)	*hATTR Amyloidosis-PN[2]*			● Genetic Medicines	Global
GIVLAARI (givosiran)	*Acute Hepatic Porphyria[3]*			● Genetic Medicines	Global
OXLUMO (lumasiran)	*Primary Hyperoxaluria Type 1[4]*			● Genetic Medicines	Global
Leqvio® (inclisiran)	*Hypercholesterolemia*			● Cardio-Metabolic Diseases	Milestones & up to 20% Royalties[5]
Vutrisiran*	*hATTR Amyloidosis-PN*			● Genetic Medicines	Global
Patisiran	*ATTR Amyloidosis*		● Genetic Medicines		Global
Vutrisiran*	*ATTR Amyloidosis*		● Genetic Medicines		Global
Fitusiran*	*Hemophilia*		● Genetic Medicines		15-30% Royalties
Lumasiran	*Severe PH1* *Recurrent Renal Stones*	● Cardio-Metabolic Diseases	● Genetic Medicines		Global
Cemdisiran*	*Complement-Mediated Diseases*	● Genetic Medicines			50-50
Cemdisiran/Pozelimab Combo[6*]	*Complement-Mediated Diseases*	● Genetic Medicines			Milestone/Royalty
Belcesiran[7*]	*Alpha-1 Liver Disease*	● Genetic Medicines			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[8*]	*Hepatitis B Virus Infection*	● Infectious Diseases			50-50 option post-Phase 2
Zilebesiran (ALN-AGT)*	*Hypertension*	● Cardio-Metabolic Diseases			Global
ALN-HSD*	*NASH*	● Cardio-Metabolic Diseases			50-50

[1] Includes marketing application submissions; [2] Approved in the U.S. and Canada for the PN of hATTR amyloidosis in adults, and in the EU, Japan and other countries for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy; [3] Approved in the U.S., Brazil and Canada for the treatment of adults with acute hepatic porphyria (AHP), and in the EU and Japan for the treatment of AHP in adults and adolescents aged 12 years and older; [4] Approved in the U.S., EU and Brazil for the treatment of primary hyperoxaluria type 1 in all age groups; [5] Novartis has obtained global rights to develop, manufacture and commercialize inclisiran; 50% of inclisiran royalty revenue from Novartis will be payable to Blackstone by Alnylam; [6] Cemdisiran and pozelimab are each currently in Phase 2 development; Alnylam and Regeneron are evaluating potential combinations of these two investigational therapeutics; [7] Dicerna is leading and funding development of Belcesiran; [8] Vir is leading and funding development of ALN-HBV02; * Not approved for any indication and conclusions regarding the safety or efficacy of the drug have not been established.

During the second quarter of 2021 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
ONPATTRO
•We achieved ONPATTRO global net product revenues for the second quarter of 2021 of $113.8 million.
GIVLAARI
•We achieved GIVLAARI global net product revenues for the second quarter of 2021 of $30.6 million, and received marketing authorization approval for GIVLAARI in Japan for the treatment of AHP in adults and adolescents.
OXLUMO
•We achieved OXLUMO global net product revenues for the second quarter of 2021 of $16.3 million, and received marketing authorization approval for OXLUMO in Brazil for the treatment of PH1.

Leqvio
•We earned royalty revenues of $0.3 million from our partner, Novartis, based on Leqvio global net product revenues through the second quarter of 2021.
•Novartis announced that the resubmission to the FDA for the inclisiran NDA to address the Complete Response Letter was filed with an action date of January 1, 2022.
Late-Stage Clinical Development
•We continued to advance patisiran, in development for the treatment of the cardiomyopathy of both hereditary and wild-type ATTR amyloidosis:
◦Completed enrollment in the APOLLO-B Phase 3 study in ATTR amyloidosis patients with cardiomyopathy, with topline results expected in mid-2022.
•We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis:
◦Submitted an NDA to the FDA for hATTR-PN, and received FDA acceptance of the NDA with a PDUFA date set for April 14, 2022;
◦Based on discussions with the EMA, we now plan to file, ahead of schedule, a Marketing Authorisation Application for vutrisiran for the treatment of hATTR amyloidosis in adult patients with polyneuropathy based on 9-month results from the HELIOS-A Phase 3 study;
◦Initiated a clinical study of a biannual dosing regimen in hATTR amyloidosis patients with polyneuropathy, with data expected in 2022 potentially supporting regulatory submissions; and
◦Continued enrollment in the HELIOS-B Phase 3 study in ATTR amyloidosis patients with cardiomyopathy, and due to high interest from patients and physicians, we now expect to complete enrollment within the next two weeks, significantly ahead of schedule.
•We continued to advance lumasiran for the treatment of PH1:
◦Achieved positive topline results from the ILLUMINATE-C Phase 3 study in PH1 patients with advanced renal disease.
•Our partner, Novartis, continued to advance inclisiran (the non-proprietary name for Leqvio) for the treatment of hypercholesterolemia or mixed dyslipidemia:
◦Resubmission to the FDA for the inclisiran NDA to address the Complete Response Letter was filed with an action date of January 1, 2022.
•Our partner, Sanofi Genzyme, continued advancement of the ATLAS Phase 3 program for fitusiran in patients with hemophilia A or B with and without inhibitors:
◦Announced substantial progress with fitusiran, and now expects to present data from the Phase 3 ATLAS program as early as the beginning of next year, with a potential regulatory submission later in 2022.
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
With respect to our Hepatic Infectious Disease pipeline, in October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic hepatitis B virus, or HBV, infection. In March 2020, we announced an expansion of our exclusive licensing agreement with Vir to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19. In April 2020, we further expanded our broad multi-target existing collaboration for the development and commercialization of RNAi therapeutics for infectious diseases to include up to three additional targets focused on host factors for SARS-CoV-2, including angiotensin converting enzyme-2, and transmembrane protease, serine 2, and potentially a third mutually selected host factor target. In July 2021, we notified Vir that we elected to discontinue ALN-COV, in development for the treatment of COVID-19, and all other COVID-19 research and development activities, based on a portfolio prioritization in view of the availability of highly effective vaccines and alternative treatment options. Following such discontinuation of COVID-19 related activities, we have no further obligations to work on the COVID-related targets and Vir will have no further rights to such targets under our exclusive licensing agreement.
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

Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total revenues	$220,553	$103,962	$116,591	112%	$398,119	$203,438	$194,681	96%
Operating costs and expenses	$366,713	$302,821	$63,892	21%	$730,533	$612,455	$118,078	19%
Loss from operations	$(146,160)	$(198,859)	$52,699	(27)%	$(332,414)	$(409,017)	$76,603	(19)%
Total other (expense) income, net	$(42,171)	$20,956	$(63,127)	(301)%	$(55,192)	$49,468	$(104,660)	(212)%
Net loss	$(189,559)	$(179,229)	$(10,330)	6%	$(389,850)	$(361,450)	$(28,400)	8%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net product revenues	$160,811	$77,533	$83,278	107%	$296,580	$149,471	$147,109	98%
Net revenues from collaborations	59,395	26,429	32,966	125%	101,192	53,967	47,225	88%
Royalty revenue	347	—	347	N/A	347	—	347	N/A
Total	$220,553	$103,962	$116,591	112%	$398,119	$203,438	$194,681	96%

Net product revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
ONPATTRO
United States	$52,391	$32,268	$20,123	62%	$101,862	$69,464	$32,398	47%
Europe	44,904	23,020	21,884	95%	85,557	44,186	41,371	94%
Rest of World (primarily Japan)	16,544	11,247	5,297	47%	28,371	19,549	8,822	45%
Total	$113,839	$66,535	$47,304	71%	$215,790	$133,199	$82,591	62%

GIVLAARI
United States	$22,368	$8,661	$13,707	158%	$40,130	$13,935	$26,195	188%
Europe	8,020	2,337	5,683	243%	14,893	2,337	12,556	537%
Rest of World	242	—	242	N/A	280	—	280	N/A
Total	$30,630	$10,998	$19,632	179%	$55,303	$16,272	$39,031	240%

OXLUMO
United States	$6,512	$—	$6,512	N/A	$7,920	$—	$7,920	N/A
Europe	9,830	—	9,830	N/A	17,567	—	17,567	N/A
Total	$16,342	$—	$16,342	N/A	$25,487	$—	$25,487	N/A

Total net product revenues	$160,811	$77,533	$83,278	107%	$296,580	$149,471	$147,109	98%
Net product revenues increased during the three and six months ended June 30, 2021, as compared to the same periods in the prior year, as a result of the continued, global expansion of ONPATTRO and GIVLAARI into additional major markets and increased patients on therapy, in addition to sales generated from our third commercial product, OXLUMO, following regulatory approvals in the fourth quarter of 2020.
We expect net product revenues to increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to add new patients onto our approved, commercial products, as well as launch our approved products into additional markets, assuming regulatory approvals.
Net revenues from collaborations
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Regeneron Pharmaceuticals	$46,404	$15,413	$30,991	201%	$76,747	$34,916	$41,831	120%
Novartis AG	8,908	3,878	5,030	130%	17,019	4,938	12,081	245%
Vir Biotechnology	3,978	6,448	(2,470)	(38)%	6,800	12,964	(6,164)	(48)%
Other	105	690	(585)	(85)%	626	1,149	(523)	(46)%
Total	$59,395	$26,429	$32,966	125%	$101,192	$53,967	$47,225	88%
Net revenues from collaborations increased during the three and six months ended June 30, 2021, as compared to the same periods in the prior year, primarily due to an increase in revenue recognized in connection with our collaboration agreements with Regeneron, as a result of increased activities, and Novartis, as a result of increased shipments of material to Novartis to support the manufacture of Leqvio as Novartis executes on the product launch in Europe and prepares for other potential market approvals.
We expect net revenues from collaborations to increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, primarily due to increased activities and anticipated achievement of milestones under our collaboration with Regeneron.

Royalty revenue
We earn royalty revenue from global net sales of Leqvio by our collaborator, Novartis. We expect royalty revenue to increase for the remainder of 2021 as Novartis continues to execute on its launch of Leqvio in Europe and potentially other geographies, assuming regulatory approvals.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of goods sold	$30,256	$18,265	$11,991	66%	$53,279	$31,567	$21,712	69%
Cost of collaborations and royalties	8,499	1,664	6,835	411%	16,538	1,664	14,874	894%
Research and development	182,635	154,996	27,639	18%	368,534	324,567	43,967	14%
Selling, general and administrative	145,323	127,896	17,427	14%	292,182	254,657	37,525	15%
Total	$366,713	$302,821	$63,892	21%	$730,533	$612,455	$118,078	19%
Cost of goods sold.
Cost of goods sold increased during the three and six months ended June 30, 2021, as compared to the same periods in the prior year, due to the increase in third-party royalties and sales of capitalized inventory.
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
Cost of collaborations and royalties.
Cost of collaborations and royalties includes costs we incur in connection with providing commercial drug supplies, such as GalNAc, for collaborators, in addition to royalties we owe to third parties on the net sales of licensed products by Novartis.
We expect cost of collaborations and royalties will increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to supply material to Novartis to support the manufacturing of Leqvio as Novartis executes on the product launch in Europe and prepares for other potential market approvals.
Research and development.
Research and development expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Clinical trial and manufacturing	$74,358	$44,527	$29,831	67%	$142,044	$101,052	$40,992	41%
Compensation and related	47,007	49,314	(2,307)	(5)%	95,379	97,477	(2,098)	(2)%
Facilities-related	20,728	17,701	3,027	17%	40,004	33,402	6,602	20%
External services	15,659	18,277	(2,618)	(14)%	30,752	35,938	(5,186)	(14)%
Stock-based compensation	13,086	15,790	(2,704)	(17)%	37,461	31,839	5,622	18%
Lab supplies, materials and other	11,552	9,387	2,165	23%	21,677	22,446	(769)	(3)%
License Fees	245	—	245	N/A	1,217	2,413	(1,196)	(50)%
Total	$182,635	$154,996	$27,639	18%	$368,534	$324,567	$43,967	14%
For the three and six months ended June 30, 2021, the increase in research and development expenses, as compared to the same period in the prior year, was primarily related to increased expenses associated with activities related to the advancement of our early- and late-stage programs.
During the three and six months ended June 30, 2021 and 2020, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical expenses, including manufacturing of clinical product.

The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Regeneron Pharmaceuticals	$20,443	$15,440	$37,571	$31,543
Novartis AG	730	278	733	1,542
Vir Biotechnology	1,881	4,795	4,424	6,879
Other	149	376	1,071	624
Total	$23,203	$20,889	$43,799	$40,588
Selling, general and administrative.
Selling, general and administrative expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Compensation and related	$54,369	$48,141	$6,228	13%	$110,441	$94,970	$15,471	16%
Consulting and professional services	47,559	41,318	6,241	15%	84,265	80,310	3,955	5%
Stock-based compensation	18,992	17,965	1,027	6%	50,307	36,494	13,813	38%
Facilities-related	11,097	11,655	(558)	(5)%	23,601	21,396	2,205	10%
Other	13,306	8,817	4,489	51%	23,568	21,487	2,081	10%
Total	$145,323	$127,896	$17,427	14%	$292,182	$254,657	$37,525	15%
For the three months ended June 30, 2021, the increase in selling, general and administrative expenses, as compared to the same periods in the prior year, was primarily related to the following:
•Increased consulting and professional services expenses primarily related to the preparation for and execution of product launches in various countries; and
•Increased compensation and related expenses as a result of increased headcount to support our Alnylam P5x25 strategy.
For the six months ended June 30, 2021, the increase in selling, general and administrative expenses, as compared to the same periods in the prior year, was primarily related to the following:
•Increased compensation and related expenses as a result of increased headcount to support our Alnylam P5x25 strategy; and
•Increased stock-based compensation expense primarily due to the accounting for certain performance-based stock awards.
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

Total Other (Expense) Income, Net.
Total other (expense) income, net, consists of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$(33,416)	$(27,248)	$(6,168)	23%	$(65,931)	$(27,248)	$(38,683)	142%
Interest income	409	3,165	(2,756)	(87)%	859	8,645	(7,786)	(90)%
Other (expense) income, net
Realized and unrealized (losses) gains on marketable equity securities	(4,434)	45,532	(49,966)	(110)%	42,582	69,643	(27,061)	(39)%
Change in fair value of development derivative liability	(4,590)	—	(4,590)	N/A	(22,843)	—	(22,843)	N/A
Other (expense) income	(140)	(493)	353	(72)%	(9,859)	(1,572)	(8,287)	527%
Total	$(42,171)	$20,956	$(63,127)	(301)%	$(55,192)	$49,468	$(104,660)	(212)%
For the three months ended June 30, 2021, total other expense, net, increased, as compared to total other income, net, in the same period in the prior year, primarily due to realized and unrealized losses on marketable equity securities compared with realized and unrealized gains on marketable equity securities in the prior year.
For the six months ended June 30, 2021, total other expense, net, increased, as compared to total other income, net, in the same period in the prior year, primarily due to the following:
•Increased interest expense associated with the sale of future royalties;
•Decreased realized and unrealized gains on marketable equity securities; and
•$22.8 million loss as a result of a mark-to-market adjustment related to the development derivative liability.
We expect total other expense, net, will increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to incur interest expense on our long-term debt and sale of future royalties.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(In thousands)	2021	2020
Net loss	$(389,850)	$(361,450)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:	179,581	65,094
Changes in operating assets and liabilities	(147,247)	(85,135)
Net cash used in operating activities	(357,516)	(381,491)
Net cash provided by (used in) investing activities	228,376	(327,542)
Net cash provided by financing activities	380,988	742,882
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,829)	(196)
Net increase in cash, cash equivalents and restricted cash	249,019	33,653
Cash, cash equivalents and restricted cash, beginning of period	499,046	549,628
Cash, cash equivalents and restricted cash, end of period	$748,065	$583,281
Since we commenced operations in 2002, we have generated significant losses. As of June 30, 2021, we had an accumulated deficit of $4.98 billion. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $1.90 billion, compared to $1.87 billion as of December 31, 2020.

Operating activities
Net cash used in operating activities decreased during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to increased cash receipts from product sales offset by increased cash disbursements for operating costs and expenses and interest on long-term debt.
Investing activities
Net cash provided by investing activities increased during the six months ended June 30, 2021, compared to the same period in the prior year, primarily due to a decrease in the purchases of marketable securities.
Financing activities
Net cash provided by financing activities decreased during the six months ended June 30, 2021, compared to the same period in the prior year, primarily due to $500.0 million received from our sale of one-half of our royalty interest under the Novartis agreement and net proceeds of $99.5 million from the issuance of common stock to strategic partners in April 2020, offset by proceeds of $250.0 million in connection with the second drawdown on our credit agreement, received in June 2021.
Operating Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of June 30, 2021, have received regulatory approval and commercially launched three products: ONPATTRO, GIVLAARI and OXLUMO. In early 2021, we announced our Alnylam P5x25 strategy, which is aimed at our planned transition to a top 5 biotech in market capitalization. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, delivering exceptional financial performance and driving profitability. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2021, together with the cash we expect to generate from product sales and under our current alliances, in addition to our strategic financing collaboration with The Blackstone Group Inc. and certain of its affiliates, will be sufficient to enable us to advance our long-term strategic goals for at least the next 12 months from the filing of this quarterly report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, "Risk Factors" of this quarterly report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO, GIVLAARI and OXLUMO, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, there have been no significant changes to the financial market risks described as of December 31, 2020. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The novel coronavirus identified in late 2019, SARS-CoV-2, which causes the disease known as COVID-19, has led to an ongoing global pandemic that continues to evolve and the ultimate impact of this pandemic is highly uncertain. To date, the COVID-19 pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. COVID-19 has and will likely continue to impact our operations and those of our third-party partners and the ultimate impact on our business and financial results remains uncertain and cannot be predicted with confidence, and will depend on many factors, including the scope, severity, duration and any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, and the effectiveness of vaccination campaigns, among others. The continued development and fluidity of the COVID-19 pandemic precludes any prediction as to its full impact on our business.
In response to the spread of COVID-19, we took, and have continued to take, temporary precautionary measures intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy for nearly all employees who are able to perform their duties remotely, and have generally limited the number of on-site staff. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on COVID-19 infection rates, vaccination rates and local guidance. We are revisiting these precautions on a regular basis as the pandemic evolves. Although we are planning for the eventual return of employees to our physical locations on a larger scale, the working arrangements when we return to the office may differ from the arrangements before the COVID-19 pandemic, and at this time, we cannot predict when certain restrictions that are in place to protect our employees can be further reduced or will no longer be needed. The effects of government-imposed quarantines and our work-from-home policies may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, could adversely impact our business operations.
As the pandemic continues, and if conditions worsen or if the duration of the pandemic extends significantly, we may experience disruptions that could severely impact our business and operations, including our ability to successfully commercialize our approved products, ONPATTRO, GIVLAARI and OXLUMO, and due to the current pandemic, we may not be able to meet expectations with respect to commercial sales. For example, due to the impact of the COVID-19 pandemic, product revenues in the second quarter of 2020 for ONPATTRO were less than originally forecast. In addition, we may also experience decreased patient demand for our approved products if current or potential patients decide to delay treatment as a result of the COVID-19 or a future pandemic. For example, in the second quarter of 2020, we experienced a decrease in patient demand in the U.S. due to reduced adherence as some patients skipped doses or experienced dose delays while moving to new sites of care, and additionally experienced reduced requests for genetic testing through our third party genetic testing program resulting in delays in diagnoses of the rare diseases our medicines are approved to treat. In addition, business interruptions from the current or future pandemics, including staffing shortages, production slowdowns and disruptions in delivery systems, may also adversely impact the third parties we or our partners rely on in the U.S. and abroad to sufficiently manufacture our approved products and to produce product candidates in quantities we require, which may impair our commercialization efforts, our research and development activities and the potential commercialization of our product candidates.
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
Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic, which may impact review, inspection and approval timelines. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. For example, in December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
We are a young commercial company and the marketing and sale of ONPATTRO, GIVLAARI, OXLUMO or any future products may be unsuccessful or less successful than anticipated.
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval and launched ONPATTRO in several additional territories. In 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA and has since received approval in several additional territories, and in November 2020, the FDA and EMA approved our third product, OXLUMO. While we have commercially launched ONPATTRO, GIVLAARI and OXLUMO, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several product candidates in late-stage clinical development. To execute our business plan of building a profitable, top 5 biotech company, as measured by market capitalization, over the next 5 years and achieving our Alnylam P5x25 strategy and the metrics associated with such strategy, in addition to successfully marketing and selling our approved products we will need to successfully:
•execute product development activities and continue to leverage new technologies related to both RNAi and to the delivery of siRNAs to the relevant tissues and cells, including the liver, CNS, eye and lung;

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
If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, successfully commercialize our approved products or any future products, raise capital, if needed, repay the debt we incurred in 2020 and 2021 and plan to incur in the future, expand our business, achieve financial self-sustainability or continue our operations.
We have a history of losses and may never become and remain consistently profitable.
We have experienced significant operating losses since our inception. As of June 30, 2021, we had an accumulated deficit of $4.98 billion. Although to date we have launched three products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2021 and beyond, we may never attain profitability or positive cash flow from operations. For the three months ended June 30, 2021, we recognized $160.8 million in net product revenues from sales of ONPATTRO, GIVLAARI and OXLUMO. While our full year 2020 operating loss improved relative to the prior year, marking 2019 as our peak operating loss year, we expect to continue to incur annual net operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self sustainability by the end of 2025. While we believe the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances or secure and maintain new alliances, or meet the obligations or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances.
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
In April 2020, we entered into a credit agreement, or Credit Agreement, for up to $750.0 million among us, certain of our subsidiaries (together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP (now Blackstone Alternative Credit Advisors LP) and certain other affiliates of Blackstone, and the other lenders from time to time party thereto and Wilmington Trust, National Association, as the administrative agent for the lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility to be funded in three tranches, or Term Loans, each tranche to be requested by certain dates specified in the Credit Agreement, and subject to customary terms and conditions in the case of each tranche. The Term Loans mature seven years from the date of the first draw, and bear interest at a variable rate. All obligations under the Credit Agreement are secured, subject to certain exceptions, by security interests in certain assets, including the intellectual property owned by us relating to ONPATTRO, GIVLAARI and vutrisiran, the equity interests held by the Loan Parties in their subsidiaries, all of our ownership of the inclisiran royalty remaining after the royalty purchase and material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment. The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. In August 2020, in connection with execution of the funding agreement for the clinical development of vutrisiran and zilebesiran (formerly ALN-AGT), or Funding Agreement, we entered into the First Amendment to the Credit Agreement. The First Amendment added certain intellectual property owned by us relating to zilebesiran as collateral under the Credit Agreement, as amended, and made certain other amendments related thereto and the Funding Agreement. In December 2020, we drew down the first tranche of $200.0 million and in June 2021, we drew down the second tranche of $250.0 million under the Credit Agreement, as amended. Our ability to satisfy our obligations under the Credit Agreement, as amended, and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to secure future borrowings under the term loan facility, we may not be able to replace the financing commitment on favorable terms, or at all.
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
In April 2020, we sold to Blackstone 50% of the royalties payable to us with respect to net sales by Novartis, its affiliates or sublicensees of Leqvio and 75% of the commercial milestone payments payable to us under the MDCO agreement. If Blackstone does not receive royalty payments in respect of global sales of Leqvio equaling at least $1.00 billion by December 31, 2029, Blackstone’s royalty interest will increase to 55% effective January 1, 2030. Our receipt of future royalty payments and a portion of commercial milestone payments may be negatively impacted if the Leqvio royalty stream and commercial milestones payments are insufficient to meet the specified thresholds. For example, in December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved inspection-related conditions at a third party manufacturing facility. While Leqvio was granted marketing authorization by the EC in Europe in December 2020, and Novartis resubmitted its NDA for inclisiran to the FDA in July 2021, any negative impact to future royalty payments and commercial milestone payments that results from a delayed approval in the U.S. could affect our ability to meet the specified repayment thresholds. Additional factors that may have an adverse effect on the Leqvio royalty stream and commercial milestones include:
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
As of June 30, 2021, we had $1.90 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
We are continuing to advance our commercial capabilities, including in marketing, sales, market access and distribution, to support our wholly-owned products. We also continue to advance our growing pipeline of RNAi therapeutic opportunities. However, we may not have adequate capacity or capabilities to advance all of our therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, as a result of our broad strategic alliance with Sanofi Genzyme formed in 2014, Sanofi Genzyme has the right to develop and commercialize fitusiran globally. In addition, we formed a collaboration with MDCO (which was acquired by Novartis in January 2020) to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection, and in early 2020, we expanded our exclusive licensing agreement to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19, as well as up to three human host factor targets relating to susceptibility to coronaviruses, for use in connection with the treatment, palliation, diagnosis or prevention of SARS-CoV-2 and other diseases caused by coronaviruses. In July 2021, we notified Vir that we elected to discontinue ALN-COV, in development for the treatment of COVID-19, and all other COVID-19 research and development activities, based on a portfolio prioritization in view of the availability of highly effective vaccines and alternative treatment options. Following such discontination of COVID-19 related activities, we have no further obligations to work on the three COVID-related host factor targets and Vir will have no further rights to such targets under our exclusive licensing agreement. In April 2020, we entered into a development and commercialization collaboration with Dicerna to advance investigational RNAi therapeutics for the treatment of alpha-1 liver disease. With respect to our CNS/Ocular Disease pipeline, in April 2019, we announced a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver.
In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Regeneron for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs, (ii) Novartis for all future development and commercialization of Leqvio worldwide, and (iii) Sanofi Genzyme for the development and commercialization of fitusiran worldwide. In the case of each such collaboration referenced in clauses (i)-(iii) above, we are entitled to royalties on the sales of each of these products. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected. For example, while Leqvio was granted marketing authorization by the EC in Europe, in December 2020, Novartis received a complete response letter from the FDA stating that the agency could not approve the NDA by the PDUFA action date due to unresolved inspection-related conditions at a third party manufacturing facility. In July 2021, Novartis announced that the resubmission to the FDA for the inclisiran NDA to address the complete response letter was filed with an action date of January 1, 2022. Novartis listed its own site in Schaftenau, Austria, as the manufacturing location for the final finished product within its NDA resubmission. If the revenues generated by the royalties received by Blackstone from us with respect to Leqvio sales do not reach a certain level by the end of 2029, Blackstone will be entitled to a higher royalty percentage beginning in 2030, which would have an adverse impact on our revenues beginning in 2030.
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
Our dependence on collaborators for capabilities and funding means that our business could be adversely affected if any collaborator materially amends or terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate. Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances. For example, our agreement with MDCO, which was acquired by Novartis in January 2020, relating to the development and commercialization of inclisiran worldwide may be terminated by Novartis at any time upon four months’ prior written notice, provided if the agreement is terminated by Novartis for convenience, Novartis must grant a license to us under certain of our technology developed in the course of MDCO's activities under the agreement, subject to a royalty to be negotiated between the parties. Moreover, any adverse actions by Novartis with respect to the MDCO agreement or disputes with Novartis regarding each party's rights and obligations under the MDCO agreement could adversely impact our ability to comply with our obligations under our agreements with Blackstone. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant amounts of financial and management resources.
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
As we continue the commercial launches of our approved products, and increase the number of product candidates we are developing, we will need to continue to expand our operations in the U.S. and further develop operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for ONPATTRO in the U.S., EU, Japan and other countries globally, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we have global development and commercialization rights for ONPATTRO. In addition, we have received regulatory approval for our second RNAi therapeutic, GIVLAARI in the U.S., EU, Brazil, Canada, Japan and have also filed for marketing approval in Switzerland. In November 2020, we received regulatory approval for our third RNAi therapeutic, OXLUMO in the U.S. and EU and in June 2021, we received regulatory approval for OXLUMO in Brazil. We plan to file for additional regulatory approvals for each of our commercially approved products in additional countries during 2021 and beyond.
From 2016 through 2020, we grew our workforce significantly and anticipate continuing to hire additional employees globally in the future as we focus on the commercialization of ONPATTRO, GIVLAARI and OXLUMO, preparing for the potential launch of vutrisiran and achieving our Alnylam P5x25 strategy. This growth has placed a strain on our administrative and operational infrastructure and, as a result, we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our global operations in the U.S., the EU, Japan, Latin America and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As we continue the commercialization of our approved products, and as the product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with other organizations to provide these capabilities for us. In addition, as our operations continue to expand, we will need to successfully manage additional relationships with various collaborators, suppliers, distributors and other organizations. Our ability to manage our operations and future growth will require us to continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
Following the results of a referendum in 2016, the United Kingdom, or UK, left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply, while the future relationship between the UK and EU was formally negotiated. The UK and the EU have signed a EU-UK

Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards, however there are still many uncertainties. The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the EU, take effect in practice. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the UK.
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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have multiple programs in clinical development, including internal and partnered programs in Phase 3 development, as well as several earlier-stage clinical programs. In January 2021, we announced positive topline results from the HELIOS-A Phase 3 study of vutrisiran, an investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. Based on these positive results, we submitted an NDA for vutrisiran with the FDA in April 2021, which was accepted by the FDA. The FDA has set an action date of April 14, 2022 under PDUFA, and indicated that they were not currently planning an advisory committee meeting as part of the NDA review. We also expect to submit an MAA in the EU upon obtaining the topline results from the 18-month analysis, which are expected in late 2021. However, we may not be able to further advance this or any other product candidate through clinical trials and regulatory approval.
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
Although our investigational RNAi therapeutics have been generally well-tolerated in our clinical trials to date, new safety findings may emerge. For example, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 OLE study. More recently, in October 2020, Sanofi Genzyme voluntarily paused dosing in all ongoing fitusiran clinical studies to assess reports of non-fatal thrombotic events in patients participating in the ATLAS Phase 3 program. Following an assessment of available data and alignment with regulators, patients restarted on fitusiran under amended protocols in ongoing adolescent and adult clinical studies. Sanofi Genzyme is now planning a U.S. submission for regulatory approval of fitusiran in those populations in the second half of 2022.
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
Because the drugs we or our partners are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our partners may submit. Moreover, the FDA may respond to these submissions by defining requirements we or our partners may not have anticipated. Such responses could lead to significant delays in the development of our or our partnered product candidates. In addition, because there may be approved treatments for some of the diseases for which we or our partners may seek approval, or treatments in development which are approved by the time we or they apply for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Interruption or delays in the operations of the FDA,

EMA and comparable foreign regulatory agencies due to the COVID-19 pandemic, may impact the review, inspection and approval timelines for our or our partnered product candidates. For example, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. In July 2021, Novartis announced that the resubmission to the FDA of the inclisiran NDA to address the complete response letter was filed with an action date of January 1, 2022; however any such interruption or delay by the FDA, EMA or comparable foreign regulatory agency in light of the COVID-19 pandemic could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates, or our collaborator Novartis' efforts to obtain FDA approval for inclisiran, which could have a material adverse effect on our financial results.
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

We are a multi-product commercial company, and expect to continue to invest significant financial and management resources to continue to build our marketing, sales, market access and distribution capabilities and further establish our global commercial infrastructure. Even if we successfully scale our commercial capabilities, the market may not be receptive to our commercial products.
We are a young commercial company, having received our first product approval only three years ago, and have established our capabilities for marketing, sales, market access and distribution over the last several years. We currently expect to rely on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize ONPATTRO, GIVLAARI and OXLUMO, as well as several of our late-stage product candidates if approved, including vutrisiran, on our own globally in major markets. Accordingly, we have developed internal marketing, sales, market access and distribution capabilities as part of our core product strategy initially in the U.S., Europe and Japan, with expansion ongoing globally, which has, and will continue to, require significant financial and management resources. For those products for which we will perform marketing, sales, market access and distribution functions ourselves, including ONPATTRO, GIVLAARI, OXLUMO and, if approved, vutrisiran, and for future products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:
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
Our estimates regarding the potential market size for ONPATTRO, GIVLAARI, OXLUMO or any future products, including vutrisiran, at the time we commence commercialization, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease. In addition, the U.S. label does not include data from the exploratory cardiac endpoints included in our APOLLO Phase 3 study. This could have an adverse impact on the market opportunity for ONPATTRO in the U.S. In addition, our efforts to raise disease awareness and improve diagnosis of hATTR amyloidosis have been and may in the future be impacted by the COVID-19 pandemic. For example, Alnylam Act®, our third-party genetic screening initiative in the U.S., Canada and Brazil, experienced a decrease in submitted samples in the second quarter of 2020 as a result of the COVID-19 pandemic. As is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.
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
President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our commercially approved products. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.
At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing. Some of these measures include price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.
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
In the EU, the GDPR replaced the EU Data Protection Directive on May 25, 2018. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA, including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S. It substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, but the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).
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
Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EU to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. In the past, companies in the U.S. were able to rely upon the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers from the EU and the UK to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the New SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and also raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland. While Standard Contractual Clauses provide an alternative to our Privacy Shield certification for EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general. Any inability to transfer personal data from the EU to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

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
As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, re-examination and opposition proceedings, as well as inter partes and post-grant review proceedings introduced by provisions of the AIA, which became available to third party challengers on September 16, 2012, in various patent offices relating to patent rights in the RNAi field. In addition, third parties may challenge the validity of our patents. For example, a third party has filed an opposition in the European Patent Office, or EPO, against our owned patent EP 2723758, with claims directed to compositions and methods of ANGPTL3, arguing that the granted claims are invalid. An oral hearing was held at the EPO on February 17, 2021 where the patent was revoked. A notice of appeal of the EPO's decision was filed on June 23, 2021. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi.
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
•reimbursement coverage; and

•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with OXLUMO, our RNAi therapeutic approved in the U.S. and EU for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in development by OxThera AB, reloxaliase an investigational enzyme therapy in Phase 3 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc., and nedosiran, an investigational RNAi therapeutic in development by Dicerna for the treatment of primary hyperoxaluria. In July 2019, the FDA granted a Breakthrough Therapy Designation to nedosiran for the treatment of patients with primary hyperoxaluria, and in January 2021, Dicerna announced that it completed enrollment in its PHYOX2 pivotal clinical trial of nedosiran with topline results expected in mid-2021. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to lumasiran, and Dicerna’s nedosiran product candidate. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
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
For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York (and transferred to the United States District Court for the District of Massachusetts by stipulation of the parties and Order of the Court dated November 20, 2018). The complaint, as amended, or the Complaint, alleged that we and our Chief Executive Officer, former Chief Financial Officer and certain of our other executive officers violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock between September 20, 2017 and September 12, 2018. On March 23, 2020, the Court granted our motion to dismiss and dismissed the Complaint without prejudice, and subsequently in March 2021 denied plaintiffs' motion seeking leave to file a further amended complaint. Plaintiffs have not filed a notice of appeal from such denial. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, in excess of our insurance coverage, such payments could adversely affect our operations.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of July 30, 2021, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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

ITEM 6. EXHIBITS

10.1#	Second Amendment to Lease entered into as of April 28, 2021 by and between BMR-Fresh Pond Research Park LLC and the Registrant
10.2#†	Sponsored Research Agreement dated as of July 27, 2009 by and among the Registrant, the University of British Columbia and AlCana Technologies, Inc.
10.3#†	Amendment No. 1 to Sponsored Research Agreement dated as of July 27, 2009 by and among the Registrant, the University of British Columbia and AlCana Technologies, Inc.
10.4#†
Supplemental Agreement effective July 27, 2009 by and among the Registrant, Tekmira Pharmaceuticals Corporation, Protiva Biotherapeutics, Inc., the University of British Columbia and AlCana Technologies Inc.

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

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Schedules, exhibits and similar supporting attachments or agreements to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
#	Filed herewith.
†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is both (i) not material to investors and (ii) information that the Registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 3, 2021	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2021	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)