Form 10-Q
period 2021-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2021-10-28
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At October 22, 2021, the registrant had 119,601,177 shares of Common Stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•risks related to the direct or indirect impact of the COVID-19 global pandemic, emerging or future variants of COVID-19 or any future pandemic, such as the scope and duration of the pandemic, government actions and restrictive measures implemented in response, the effectiveness of vaccination campaigns, the necessity for and availability of booster vaccines, material delays in diagnoses of rare diseases, initiation or continuation of treatment for diseases addressed by our products, or in patient enrollment in clinical trials, potential clinical trial, regulatory review and inspection or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic, our ability to execute business continuity plans to address disruptions caused by the COVID-19 or any future pandemic, and the success and effectiveness of our return to office initiatives;
•our views with respect to the potential for approved and investigational RNAi therapeutics, including ONPATTRO, GIVLAARI, OXLUMO, Leqvio® (inclisiran), vutrisiran and fitusiran;
•our plans for additional global regulatory filings and the continuing product launches of ONPATTRO, GIVLAARI, OXLUMO and our partner's plans with respect to Leqvio;
•our expectations regarding the regulatory review of vutrisiran and the advancement by our partner of inclisiran through United States, or U.S., regulatory review and toward the market;
•our expectations regarding potential market size for, and the successful commercialization of, ONPATTRO, GIVLAARI, OXLUMO, Leqvio or any future products, including vutrisiran;
•our ability to obtain and maintain regulatory approvals and pricing and reimbursement for ONPATTRO, GIVLAARI, OXLUMO or any future products, including vutrisiran, and our partners' ability with respect to Leqvio and fitusiran;
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
•the possible impact of any competing products on the commercial success of ONPATTRO, GIVLAARI, OXLUMO and Leqvio, as well as our product candidates, including vutrisiran, and, our, or with respect to Leqvio or fitusiran, our partners', ability to compete against such products;
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
Business Related Risks – Risks Related to Our Financial Results
•The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could continue to have an adverse impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials and pre-clinical studies.
•We are a young commercial company and the marketing and sale of ONPATTRO, GIVLAARI, OXLUMO or any future products, including vutrisiran, may be unsuccessful or less successful than anticipated.
•We have a history of losses and may never become and remain consistently profitable.
•We will require substantial funds to continue our research, development and commercialization activities.
•Although we sold a portion of the expected royalty stream and commercial milestones related to global sales of Leqvio by Novartis AG, or Novartis, we are entitled to retain the remaining portion of such future royalties and, if certain specified thresholds are met, to the remaining portion of commercial milestone payments, and any negative developments related to Leqvio could have a material adverse effect on the timing or amount of those payments.
Risks Related to Our Dependence on Third Parties
•We may not be able to execute our business strategy if we are unable to maintain existing or enter into new alliances with other companies that can provide business and scientific capabilities and funds for the development and commercialization of certain of our product candidates.
•If any collaborator materially amends, terminates or fails to perform its obligations under agreements with us, the development and commercialization of certain of our product candidates could be delayed or terminated and we could suffer other economic harm.
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
•We are currently embarking on our first CEO succession as a publicly traded company with commercial operations. Any leadership transition carries with it disruption risks that could have a negative impact on the execution of our Alnylam P5x25 strategy. These risks include our ability to attract and retain qualified employees.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,093,991	$496,580
Marketable debt securities	1,161,324	1,333,182
Marketable equity securities	72,550	44,633
Accounts receivable, net	141,064	102,413
Inventory	97,899	75,202
Prepaid expenses and other current assets	108,534	62,767
Receivable related to the sale of future royalties	—	500,000
Total current assets	2,675,362	2,614,777
Property, plant and equipment, net	484,941	465,029
Operating lease right-of-use assets	235,853	241,485
Restricted investments	40,890	40,725
Other assets	35,267	45,045
Total assets	$3,472,313	$3,407,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,048	$51,966
Accrued expenses	388,576	355,909
Operating lease liability	40,612	36,872
Deferred revenue	115,044	127,207
Liability related to the sale of future royalties	26,376	13,316
Total current liabilities	610,656	585,270
Operating lease liability, net of current portion	286,030	293,039
Deferred revenue, net of current portion	177,123	225,094
Long-term debt	433,799	191,278
Liability related to the sale of future royalties, net of current portion	1,132,362	1,058,225
Other liabilities	76,450	37,908
Total liabilities	2,716,420	2,390,814
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 119,480 shares issued and outstanding as of September 30, 2021; 116,427 shares issued and outstanding as of December 31, 2020	1,195	1,164
Additional paid-in capital	5,968,661	5,644,074
Accumulated other comprehensive loss	(34,230)	(43,622)
Accumulated deficit	(5,179,733)	(4,585,369)
Total stockholders’ equity	755,893	1,016,247
Total liabilities and stockholders’ equity	$3,472,313	$3,407,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Operations
Revenues:
Net product revenues	$167,044	$99,206	$463,624	$248,677
Net revenues from collaborations	20,136	26,647	121,328	80,614
Royalty revenue	453	—	800	—
Total revenues	187,633	125,853	585,752	329,291
Operating costs and expenses:
Cost of goods sold	28,091	20,826	81,370	52,393
Cost of collaborations and royalties	4,572	971	21,110	2,635
Research and development	194,572	161,783	563,106	486,350
Selling, general and administrative	142,075	167,472	434,257	422,129
Total operating costs and expenses	369,310	351,052	1,099,843	963,507
Loss from operations	(181,677)	(225,199)	(514,091)	(634,216)
Other (expense) income:
Interest expense	(40,274)	(28,731)	(106,205)	(55,979)
Interest income	225	2,072	1,084	10,717
Other (expense) income, net	17,490	(594)	27,370	67,477
Total other (expense) income, net	(22,559)	(27,253)	(77,751)	22,215
Loss before income taxes	(204,236)	(252,452)	(591,842)	(612,001)
Provision for income taxes	(278)	(839)	(2,522)	(2,740)
Net loss	$(204,514)	$(253,291)	$(594,364)	$(614,741)
Net loss per common share - basic and diluted	$(1.72)	$(2.18)	$(5.04)	$(5.37)
Weighted-average common shares used to compute basic and diluted net loss per common share	119,141	115,986	118,005	114,554

Statements of Comprehensive Loss
Net loss	$(204,514)	$(253,291)	$(594,364)	$(614,741)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(64)	(1,481)	(312)	768
Foreign currency translation gain (loss)	1,857	(2,576)	9,530	(1,665)
Defined benefit pension plans, net of tax	58	76	174	222
Total other comprehensive income (loss)	1,851	(3,981)	9,392	(675)
Comprehensive loss	$(202,663)	$(257,272)	$(584,972)	$(615,416)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	116,427	$1,164	$5,644,074	$(43,622)	$(4,585,369)	$1,016,247
Exercise of common stock options, net of tax withholdings	614	6	47,028	—	—	47,034
Issuance of common stock under equity plans	280	3	(3)	—	—	—
Stock-based compensation expense	—	—	56,295	—	—	56,295
Other comprehensive income	—	—	—	6,905	—	6,905
Net loss	—	—	—	—	(200,291)	(200,291)
Balance as of March 31, 2021	117,321	1,173	5,747,394	(36,717)	(4,785,660)	926,190
Exercise of common stock options, net of tax withholdings	993	10	75,439	—	—	75,449
Issuance of common stock under equity plans	282	3	7,715	—	—	7,718
Stock-based compensation expense	—	—	32,928	—	—	32,928
Other comprehensive income	—	—	—	636	—	636
Net loss	—	—	—	—	(189,559)	(189,559)
Balance as of June 30, 2021	118,596	1,186	5,863,476	(36,081)	(4,975,219)	853,362
Exercise of common stock options, net of tax withholdings	883	9	71,490	—	—	71,499
Issuance of common stock under equity plans	1	—	—	—	—	—
Stock-based compensation expense	—	—	33,695	—	—	33,695
Other comprehensive income	—	—	—	1,851	—	1,851
Net loss	—	—	—	—	(204,514)	(204,514)
Balance as of September 30, 2021	119,480	$1,195	$5,968,661	$(34,230)	$(5,179,733)	$755,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	112,188	$1,122	$5,201,176	$(36,518)	$(3,727,088)	$1,438,692
Exercise of common stock options, net of tax withholdings	976	9	54,212	—	—	54,221
Issuance of common stock under equity plans	4	—	—	—	—	—
Stock-based compensation expense	—	—	34,578	—	—	34,578
Other comprehensive income	—	—	—	4,459	—	4,459
Net loss	—	—	—	—	(182,221)	(182,221)
Balance as of March 31, 2020	113,168	1,131	5,289,966	(32,059)	(3,909,309)	1,349,729
Exercise of common stock options, net of tax withholdings	1,233	12	91,861	—	—	91,873
Issuance of common stock under equity plans	283	3	5,298	—	—	5,301
Issuance of common stock to strategic partners, net of closing costs	963	10	99,488	—	—	99,498
Stock-based compensation expense	—	—	33,707	—	—	33,707
Other comprehensive loss	—	—	—	(1,153)	—	(1,153)
Net loss	—	—	—	—	(179,229)	(179,229)
Balance as of June 30, 2020	115,647	1,156	5,520,320	(33,212)	(4,088,538)	1,399,726
Exercise of common stock options, net of tax withholdings	494	5	32,207	—	—	32,212
Issuance of common stock under equity plans	2	—	129	—	—	129
Issuance of common stock under benefit plans	—	—	—	—	—	—
Stock-based compensation expense	—	—	40,228	—	—	40,228
Other comprehensive loss	—	—	—	(3,981)	—	(3,981)
Net loss	—	—	—	—	(253,291)	(253,291)
Balance as of September 30, 2020	116,143	$1,161	$5,592,884	$(37,193)	$(4,341,829)	$1,215,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(594,364)	$(614,741)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,192	24,386
Amortization and interest accretion related to operating leases	32,051	29,169
Non-cash interest expense on liability related to the sale of future royalties	87,197	55,979
Stock-based compensation	121,135	105,597
Realized and unrealized gain on marketable equity securities	(61,273)	(66,626)
Other	35,222	1,628
Changes in operating assets and liabilities:
Accounts receivable, net	(42,350)	(35,070)
Inventory	(15,655)	(26,962)
Prepaid expenses and other assets	(48,765)	6,455
Accounts payable, accrued expenses and other liabilities	48,738	75,564
Deferred revenue	(60,094)	(15,924)
Operating lease liability	(29,586)	(31,272)
Net cash used in operating activities	(491,552)	(491,817)
Cash flows from investing activities:
Purchases of property, plant and equipment	(54,486)	(48,693)
Purchases of marketable securities	(973,146)	(1,469,451)
Sales and maturities of marketable securities	1,172,100	1,190,714
Purchases of restricted investments	(26,140)	(9,900)
Proceeds from maturity of restricted investments	25,975	—
Other investing activities	(4,198)	(300)
Net cash provided by (used in) investing activities	140,105	(337,630)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	201,227	181,459
Proceeds from the sale of future royalties	500,000	500,000
Proceeds from development derivative	16,100	4,200
Proceeds from issuance of common stock to strategic partners, net of closing costs	—	99,498
Proceeds from term loan facility	250,000	—
Payment of transaction costs related to sale of future royalties and term loan facility	(12,500)	(8,128)
Net cash provided by financing activities	954,827	777,029
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,968)	1,946
Net increase (decrease) in cash, cash equivalents and restricted cash	597,412	(50,472)
Cash, cash equivalents and restricted cash, beginning of period	499,046	549,628
Cash, cash equivalents and restricted cash, end of period	$1,096,458	$499,156
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$9,414	$7,048
Lease liabilities arising from obtaining right-of-use assets	$7,876	$34,363
Receivable and liability related to the sale of future royalties	$—	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, we, our or us) commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on ribonucleic acid interference, or RNAi. We are committed to the advancement of our company strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Since inception, we have focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic alliances with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic partners. We have devoted substantially all of our efforts to business planning, research, development, manufacturing and early commercial efforts, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital.
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
As of September 30, 2021, we have four products that have received marketing approval, including one partnered product, and six late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from three commercialized products, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S., Europe and Japan.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2021, together with the cash we expect to generate from product sales and under our current alliances, in addition to our strategic financing collaboration with The Blackstone Group Inc. and certain of its affiliates, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
ONPATTRO
United States	$51,247	$39,027	$153,109	$108,491
Europe	51,019	30,478	136,576	74,664
Rest of World (primarily Japan)	18,051	13,011	46,422	32,560
Total	$120,317	$82,516	$336,107	$215,715

GIVLAARI
United States	$22,372	$12,108	$62,502	$26,043
Europe	7,568	4,582	22,461	6,919
Rest of World (primarily Japan)	1,893	—	2,173	—
Total	$31,833	$16,690	$87,136	$32,962

OXLUMO
United States	$5,236	$—	$13,156	$—
Europe	9,658	—	27,225	—
Total	$14,894	$—	$40,381	$—

Total net product revenues	$167,044	$99,206	$463,624	$248,677
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of September 30, 2021	As of December 31, 2020
Receivables included in “Accounts receivable, net”	$116,872	$68,871

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Regeneron Pharmaceuticals	$14,161	$14,874	$90,908	$49,790
Novartis AG	4,160	1,091	21,179	6,029
Vir Biotechnology	1,233	8,512	8,033	21,476
Other	582	2,170	1,208	3,319
Total	$20,136	$26,647	$121,328	$80,614

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of September 30, 2021	As of December 31, 2020
Receivables included in “Accounts receivable, net”	$23,584	$33,542
Contract liabilities included in “Deferred revenue”	$76,452	$120,021
We recognized revenue of $12.7 million and $65.2 million in the three and nine months ended September 30, 2021, respectively, and revenue of $19.2 million and $50.7 million in the three and nine months ended September 30, 2020, respectively, that in each case was included in the contract liability balance at the beginning of the respective period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended September 30,
	2021			2020
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$3,152	$285	$10,964	$3,355	$43	$9,167
Vir Biotechnology	519	37	546	1,379	277	3,247
Other	53	—	182	513	17	546
Total	$3,724	$322	$11,692	$5,247	$337	$12,960

	Nine Months Ended September 30,
	2021			2020
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$17,343	$547	$34,082	$10,751	$67	$33,290
Vir Biotechnology	2,234	693	2,599	2,757	486	8,539
Other	742	52	1,245	1,710	46	1,486
Total	$20,319	$1,292	$37,926	$15,218	$599	$43,315

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenue from collaborations. For the three and nine months ended September 30, 2021 and 2020, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
In addition, we recognized a reduction to our research and development expenses of $3.3 million and $12.7 million for the three and nine months ended September 30, 2021, respectively, and of $3.2 million and $8.4 million for the three and nine months ended September 30, 2020, respectively, from cost reimbursement due under certain of our collaboration agreements accounted for under ASC 808.
Product Alliances
Regeneron Pharmaceuticals, Inc.
In April 2019, we entered into a global, strategic collaboration with Regeneron Pharmaceuticals, Inc., or Regeneron, to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement, which became effective on May 21, 2019. In connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a binding co-co collaboration term sheet covering the continued development of cemdisiran, our C5 small interfering RNA, or siRNA, currently in Phase 2 development for C5 complement-mediated diseases, as a monotherapy and (ii) a binding license term sheet to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab (REGN3918), currently in Phase 2 development, and cemdisiran. The C5 co-co collaboration and license agreements were executed in August 2019.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of September 30, 2021, the total transaction price was $539.7 million, an increase of $7.9 million from December 31, 2020. As of September 30, 2021, the transaction price is comprised of the upfront payment and variable consideration related to development, manufacture and supply activities. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation, is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of September 30, 2021	As of September 30, 2021	As of December 31, 2020	Accounting Guidance
Research Services Obligation	$200,700	$41,000	$54,900	ASC 606
C5 License Obligation	93,000	28,300	58,700	ASC 606
C5 Co-Co Obligation	246,000	215,000	231,400	ASC 808
	$539,700	$284,300	$345,000

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Revenue Recognized During
Performance Obligations	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Accounting Guidance
Research Services Obligation	$8,900	$10,700	$28,900	$33,300	ASC 606
C5 License Obligation	1,200	—	30,400	—	ASC 606
C5 Co-Co Obligation	2,500	2,400	16,400	9,500	ASC 808
	$12,600	$13,100	$75,700	$42,800
As of September 30, 2021, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied was $161.5 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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
As of September 30, 2021, we have earned $45.0 million of milestones and upon achievement of certain events, we will be entitled to receive additional milestones, up to an aggregate of $135.0 million, including $25.0 million associated with the U.S. regulatory approval milestone, $10.0 million in other specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, we are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments under the MDCO License Agreement.
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
In December 2020, we signed a letter agreement to amend the Vir Agreement such that we would be solely responsible for conducting pre-clinical research activities under the pre-clinical development plan related to the COVID-19 activities in the March and April 2020 amendments, at our discretion and sole expense, and effective as of July 1, 2020, we were responsible for all pre-clinical development costs incurred under such plan for such COVID-19 related activities. In July 2021, we notified Vir that we have elected to discontinue ALN-COV, in development for the treatment of COVID-19, and all other COVID-19 research and development activities, based on a portfolio prioritization decision in view of the availability of highly effective vaccines and alternative treatment options, in accordance with our rights under the letter agreement with Vir. Following such discontinuation of COVID-19 related activities, we have no further obligations to work on the COVID-related targets and Vir will have no further rights to such targets under the Vir Agreement.
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
We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of September 30, 2021, the total transaction price was determined to be $110.8 million, and is comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, milestones achieved and variable consideration related to development, manufacture and supply activities. We utilized the

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of September 30, 2021, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $44.4 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.
Other Strategic License Agreements
PeptiDream, Inc.
In July 2021, we entered into a license and collaboration agreement with PeptiDream, Inc., or PeptiDream, to discover and develop peptide-siRNA conjugates to create multiple opportunities to deliver RNAi therapeutics to tissues outside the liver. Through this collaboration, the companies will collaborate to select and optimize peptides for targeted delivery of small siRNA molecules to a wide range of cell types and tissues via specific interactions with receptors expressed on the target cells. Under the terms of the agreement, PeptiDream received an upfront payment from us of $10.0 million and we will provide research and development funding over the term of the research collaboration, according to the terms of the PeptiDream agreement. Due to the early stage of these assets, we recorded research and development expense for the upfront payment of $10.0 million during the third quarter of 2021. PeptiDream may also receive payments based on the achievement of specified development, regulatory, and commercial milestones potentially totaling up to $247.0 million for each product developed by us that utilizes PeptiDream’s technology, as well as low-to-mid single digit royalties on sales, if any, of any such products.
5. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
In April 2020, we entered into a purchase and sale agreement, or Purchase Agreement, with BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, under which Blackstone Royalties acquired 50% of royalties payable, or Royalty Interest, with respect to net sales by MDCO, its affiliates or sublicensees of inclisiran and any other licensed products under the MDCO License Agreement, and 75% of the commercial milestone payments payable under the MDCO License Agreement, together with the Royalty Interest, the Purchased Interest. If Blackstone Royalties does not receive payments in respect of the Royalty Interest by December 31, 2029, equaling at least $1.00 billion, Blackstone Royalties will receive 55% of the Royalty Interest beginning on January 1, 2030. In consideration for the sale of the Purchased Interest, Blackstone Royalties paid us $500.0 million in April 2020 and $500.0 million in September 2021.
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
As of September 30, 2021, the carrying value of the liability related to the sale of future royalties was $1.16 billion, net of closing costs of $12.0 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2021 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value of liability related to sale of future royalties as of December 31, 2020	$1,071,541
Interest expense recognized	87,349
Payments	(152)
Carrying value of liability related to sale of future royalties as of September 30, 2021	$1,158,738
6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$341,315	$341,315	$—	$—
U.S. treasury securities	10,000	—	10,000	—
Marketable debt securities:
U.S. treasury securities	769,224	—	769,224	—
Corporate notes	167,888	—	167,888	—
U.S. government-sponsored enterprise securities	128,161	—	128,161	—
Commercial paper	87,523	—	87,523	—
Certificates of deposit	7,502	—	7,502	—
Municipal securities	1,026	—	1,026	—
Marketable equity securities	72,550	72,550	—	—
Restricted cash (money market funds)	1,483	1,483	—	—
Total financial assets	$1,586,672	$415,348	$1,171,324	$—
Financial liabilities
Development derivative liability	$61,340	$—	$—	$61,340

(In thousands)	As of December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$75,726	$75,726	$—	$—
U.S. treasury securities	20,000	—	20,000	—
Marketable debt securities:
U.S. treasury securities	1,087,968	—	1,087,968	—
U.S. government-sponsored enterprise securities	245,214	—	245,214	—
Marketable equity securities	44,633	44,633	—	—
Restricted cash (money market funds)	1,483	1,483	—	—
Total financial assets	$1,475,024	$121,842	$1,353,182	$—
Financial liabilities
Development derivative liability	$25,585	$—	$—	$25,585

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The carrying amount of our debt as of September 30, 2021 approximates fair value.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and nine months ended September 30, 2021 or 2020.
The following tables summarize our marketable debt securities:

	As of September 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$779,163	$96	$(35)	$779,224
Corporate notes	167,938	20	(70)	167,888
U.S. government-sponsored enterprise securities	128,136	30	(5)	128,161
Commercial paper	87,523	—	—	87,523
Certificates of deposit	7,502	—	—	7,502
Municipal securities	1,026	—	—	1,026
Total	$1,171,288	$146	$(110)	$1,171,324

	As of December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,107,721	$328	$(81)	$1,107,968
U.S. government-sponsored enterprise securities	245,113	135	(34)	245,214
Total	$1,352,834	$463	$(115)	$1,353,182
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of September 30, 2021	As of December 31, 2020
Marketable debt securities	$1,161,324	$1,333,182
Cash and cash equivalents	10,000	20,000
Total	$1,171,324	$1,353,182

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of September 30, 2021	As of December 31, 2020
Raw materials	$65,158	$63,460
Work in progress	33,124	16,149
Finished goods	12,667	12,693
Total	$110,949	$92,302
As of September 30, 2021 and December 31, 2020, we held $13.1 million and $17.1 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle. As of September 30, 2021, we hold $7.1 million of capitalized inventory produced for commercial sale for products awaiting regulatory approval. As of December 31, 2020, there was no capitalized inventory for products awaiting regulatory approval.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
(In thousands)	2021	2020
Cash and cash equivalents	$1,093,991	$496,704
Total restricted cash included in other assets	2,467	2,452
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,096,458	$499,156
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive loss, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(32,792)	$(3,754)	$348	$(7,424)	$(43,622)
Other comprehensive income before reclassifications	—	—	(219)	9,530	9,311
Amounts reclassified from other comprehensive income	—	174	(93)	—	81
Net other comprehensive income (loss)	—	174	(312)	9,530	9,392
Balance as of September 30, 2021	$(32,792)	$(3,580)	$36	$2,106	$(34,230)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(32,792)	$(3,520)	$137	$(343)	$(36,518)
Other comprehensive income before reclassifications	—	—	7	(1,665)	(1,658)
Amounts reclassified from other comprehensive income	—	222	761	—	983
Net other comprehensive income	—	222	768	(1,665)	(675)
Balance as of September 30, 2020	$(32,792)	$(3,298)	$905	$(2,008)	$(37,193)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable equity securities and amortization of our pension obligation which are recorded as interest income and other income, respectively, in the condensed consolidated statements of operations and comprehensive loss.
9. CREDIT AGREEMENT
In April 2020, we entered into a credit agreement, or Credit Agreement, among us, certain of our subsidiaries (such subsidiaries, together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP (now Blackstone Alternative Credit Advisors LP) and certain other affiliates of The Blackstone Group Inc., and the other lenders from time to time parties thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility, referred to as the Term Loans, which consists of three tranches providing funding up to $700.0 million. The Tranche 1 Loan of $200.0 million and the Tranche 2 Loan of $250.0 million were drawn as of December 31, 2020 and June 30, 2021, respectively, and are included in long-term debt in the condensed consolidated balance sheets as of September 30, 2021. The remaining tranche, the Tranche 3 Loan of $250.0 million, will be requested no later than December 31, 2021. In addition, we may request an increase in respect of the unfunded commitments in an amount not to exceed $50.0 million on terms to be agreed and subject to the consent of the Lenders providing such increase.
The Tranche 3 Loan is subject to customary terms and conditions, including either (a) the first sale of inclisiran in the U.S. for end use or consumption after FDA regulatory approval thereof or (b) revenue attributable to ONPATTRO and GIVLAARI equal to or greater than $300.0 million as of the last day of the most recently ended twelve month period, referred to as the Subsequent Borrowing Conditions. The Subsequent Borrowing Conditions were satisfied as of September 30, 2021. The Term Loans mature in December 2027. We can elect an interest rate of either LIBOR plus 7% subject to a floor of 1%, referred to as the LIBOR Rate, or a base rate plus 6%, subject to a floor of 2%. We may, at our option, pay interest in kind on interest due through 2023 at a rate that is 1% higher than the interest rate otherwise applicable to such Term Loan. As of September 30, 2021, we drew the Tranche 1 Loan and the Tranche 2 Loan, elected a LIBOR Rate plus 7%, and paid a $5.0 million and $6.3 million funding fee, respectively, in connection with such Term Loans. On the date the Tranche 3 Loan is funded, we will pay a funding fee equal to 2.5% of the principal amount of the Term Loans funded on such date. In addition, we will pay an exit fee equal to 1% of the commitments in respect of the Term Loans, payable upon any repayment of the Term Loans or termination of the unfunded Term Loan commitments. Our interest rate was 8% as of September 30, 2021 and December 31, 2020.
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
The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
agreements or organizational documents and make payments of certain subordinated indebtedness. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. As of September 30, 2021, we were in compliance with the applicable terms and conditions of the covenants under the Credit Agreement.
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
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we have agreed to pay Blackstone Life Sciences a 1% royalty on net sales of vutrisiran for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-cardiomyopathy, as well as fixed payments of up to 2.5 times their investment over a two-year period upon regulatory approval of vutrisiran for ATTR-cardiomyopathy in specified countries, unless it is later withdrawn from the market following a mandatory recall. As consideration for Blackstone Life Sciences’ funding for Phase 2 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 3.25 times their Phase 2 investment over a four-year period upon the successful completion of the zilebesiran Phase 2 clinical trial, unless certain regulatory events affecting the continued development of zilebesiran occur. As consideration for Blackstone Life Sciences’ funding for Phase 3 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 4.5 times their Phase 3 investment over a four-year period upon regulatory approval of zilebesiran in specified countries, unless it is later withdrawn from the market following a mandatory recall.
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
As of September 30, 2021, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of vutrisiran, assuming regulatory approval, (iv) our cost of borrowing (15%), and (v) Blackstone Life Sciences' cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Development derivative liability as of December 31, 2020	$25,585
Amount received under the Funding Agreement	16,100
Loss recorded from remeasurement of development derivative liability	19,655
Development derivative liability as of September 30, 2021	$61,340
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
12. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Research and development	$12,417	$13,703	$49,878	$45,542
Selling, general and administrative	20,950	23,561	71,257	60,055
Total	$33,367	$37,264	$121,135	$105,597

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
The following common share equivalents were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of September 30,
(In thousands)	2021	2020
Options to purchase common stock	11,715	11,856
Unvested restricted common stock	1,246	1,145
Total	12,961	13,001

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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Securities Litigation
On September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. On November 7, 2019, plaintiff filed an amended complaint, or the New York Complaint. The New York Complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our November 14, 2017 public stock offering. The New York Complaint purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the results of our APOLLO Phase 3 clinical trial of patisiran. The plaintiff seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, rescissory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a joint motion to dismiss the New York Complaint in its entirety on December 20, 2019. On November 2, 2020, the Supreme Court of the State of New York entered a Decision and Order denying defendants’ motion to dismiss. In November 2020, defendants filed a notice of appeal of the Supreme Court’s decision to the Appellate Division of the Supreme Court of the State of New York for the First Department. In April 2021, the First Department entered a Decision and Order affirming in part and reversing in part the Supreme Court’s decision. In June 2021, defendants filed a motion in the First Department seeking reargument or, in the alternative, for leave to appeal to the New York Court of Appeals. In August 2021, the parties reached an agreement in principle to resolve the matter. Proceedings in the First Department are adjourned until February 2022 pending final approval of any settlement.
Government Investigation
We have previously disclosed that, on or about April 9, 2021, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of Massachusetts, requiring production of documents pertaining to our marketing and promotion of ONPATTRO (patisiran) in the U.S. We are cooperating with the U.S. Attorney’s Office and producing documents in response to the subpoena. Current and former officers and employees also have received subpoenas in connection with the preservation and production of related materials. Given the ongoing nature of the investigation, it is possible that the U.S. Attorney’s Office for the District of Massachusetts or other government entities may request other information from, or issue other subpoenas, findings or similar documents to, us, our related entities and their respective directors, officers and employees. In light of the relatively early stage and ongoing nature of the investigation, no determination has been made that a loss, if any, arising from this matter is probable or that the amount of any such loss, or range of loss, is reasonably estimable. We also previously disclosed that since learning of this federal government investigation, our nominating and corporate governance committee is directing our review of and response to the matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global commercial-stage biopharmaceutical company developing novel therapeutics based on ribonucleic acid interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, and function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for disease-causing proteins, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients with genetic and other diseases. To date, our efforts to advance this revolutionary approach have yielded the approval of four first-in-class RNAi-based medicines, ONPATTRO® (patisiran), GIVLAARI® (givosiran), OXLUMO® (lumasiran) and Leqvio® (inclisiran).
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
In early 2021, we launched our Alnylam P5x25 strategy, which focuses on our planned transition to a top five biotech company, as measured by market capitalization, by the end of 2025. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, delivering exceptional financial performance and driving profitability. On October 28, 2021, we announced a leadership transition pursuant to which our current long-time Chief Executive Officer, John M. Maraganore, Ph.D., will depart on December 31, 2021, and Yvonne L. Greenstreet, MBChB, MBA, our current President and Chief Operating Officer, will transition to the role of Chief Executive Officer.
We currently have four marketed products and 12 clinical programs, including six in late-stage development, across four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. Three of our marketed products are within the Genetic Medicines STAr, ONPATTRO, GIVLAARI and OXLUMO. ONPATTRO is approved in the United States, or U.S., by the United States Food and Drug Administration, or FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in several additional countries, including Brazil. Regulatory filings in other territories are pending and additional filings are planned for 2022 and beyond. GIVLAARI is approved in the U.S. by the FDA for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several additional countries, including Brazil, Canada and Japan. We have also filed for regulatory approval for givosiran (the non-branded drug name for GIVLAARI) in Switzerland and additional regulatory filings are pending or planned for 2021 and beyond. In November 2020, we received regulatory approval for OXLUMO in the U.S. and EU for the treatment of primary hyperoxaluria type 1, or PH1, in all age groups. In June 2021, we received marketing authorization approval for OXLUMO in Brazil for the treatment of PH1 in both children and adult patients. Regulatory filings in other territories are pending and additional filings are planned for 2021 and beyond.
Our fourth product, Leqvio (inclisiran), is being developed and commercialized by our partner Novartis AG, or Novartis, and in December 2020 received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and is in the Cardio-Metabolic Diseases STAr. With respect to regulatory review by the FDA of the New Drug Application, or NDA, filed with the FDA for inclisiran, the FDA issued a complete response letter in December 2020, due to unresolved facility inspection-related conditions at a third-party manufacturing facility in Europe. In July 2021, Novartis announced that the resubmission to the FDA for the inclisiran NDA to address the complete response letter was filed with an action date of January 1, 2022 under the Prescription Drug User Fee Act, or PDUFA. Novartis listed its own site in Schaftenau, Austria, as the manufacturing location for the final finished product within its NDA resubmission. Novartis reported that the transfer of the manufacturing location for the final finished product to its Schaftenau site was planned and initiated in 2020, prior to the receipt of the complete response letter.
In addition to our marketed products, we have six late-stage investigational programs, advancing toward potential commercialization. These programs include our wholly owned programs: givosiran (the non-branded name for GIVLAARI) for the treatment of adolescent patients with AHP; lumasiran for the treatment of PH1 and recurrent renal stones; patisiran (the non-branded drug name for ONPATTRO) for the treatment of transthyretin amyloidosis, or ATTR amyloidosis, with cardiomyopathy; and vutrisiran for the treatment of ATTR amyloidosis. In addition, inclisiran (the non-branded name for Leqvio) for the treatment of hypercholesterolemia and atherosclerotic cardiovascular disease, or ASCVD, is being advanced by our partner Novartis, and fitusiran for the treatment of hemophilia, is being advanced by our partner Sanofi Genzyme, the specialty care global business unit of Sanofi.
In January 2021, we reported positive topline results from our HELIOS-A Phase 3 study of vutrisiran in patients with hATTR amyloidosis with polyneuropathy, and in April 2021, based on the positive HELIOS-A data, we submitted an NDA for vutrisiran, which was accepted by the FDA. The FDA has set an action date of April 14, 2022 under the PDUFA, and indicated that they were not currently planning an advisory committee meeting as part of the NDA review. In September 2021, we presented additional 9-month data from the HELIOS-A Phase 3 study of vutrisiran, and submitted a marketing authorisation application, or MAA, in the EU with the European Medicines Agency, or EMA. In October 2021, we reported positive topline results for 18-month endpoints and safety from the HELIOS-A Phase 3 study of vutrisiran.
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
We have incurred significant losses since we commenced operations in 2002 and expect such losses to continue for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $5.18 billion. Historically, we have generated losses principally from costs associated with the establishment of late-stage clinical and commercial capabilities, including global commercial operations, research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. While we believe 2019 was our peak net loss year, and believe the funding provided by our strategic financing collaboration with The Blackstone Group Inc., or Blackstone, should enable us to achieve a self-sustainable financial profile without the need for future equity financing, we expect to continue to incur annual net operating losses for the foreseeable future as we expand our efforts to discover, develop and commercialize RNAi therapeutics. We also anticipate that our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and as of September 30, 2021, we are generating net revenue from product sales for three marketed products, ONPATTRO, GIVLAARI and OXLUMO. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, GIVLAARI, OXLUMO or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Novartis and Vir. In addition to revenues from the commercial sales of ONPATTRO, GIVLAARI, OXLUMO and potentially from sales of future products, including vutrisiran, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances, which may include license and other fees, funded research and development, milestone payments and royalties on product sales by our licensees, as well as funding due or available to us under our strategic financing collaboration with Blackstone.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the U.S. and worldwide. More recently, other, potentially more infectious, variants of COVID-19 have been identified. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current COVID-19 pandemic. Since the onset of the global pandemic in 2020 and throughout 2021, we have been closely monitoring the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 caused us to modify our business practices, including implementing a temporary global work from home policy in March 2020 for all employees who were able to perform their duties remotely and temporarily restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19 and variants thereof. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on COVID-19 infection rates, vaccination rates and local guidance, and in October 2021, we formally re-opened our offices in the U.S., following openings in other territories, to those employees who have been fully vaccinated. The effects of the COVID-19 pandemic continue to evolve and, at this time, we cannot predict when certain restrictions that remain in place to protect our employees, customers and patients will no longer be needed. Recognizing that local conditions vary for our offices around the world and that the trajectory of the virus continues to be uncertain, we may adjust our plans for employees returning to our offices as deemed necessary. Since early 2021, global vaccination efforts have been underway to control the pandemic. However, due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof. We will continue to work diligently with our partners and stakeholders to support patient access to our approved medicines, advance our product candidates under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensure the continuity of our manufacturing and supply chain. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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
The chart below is a summary of our commercial products and late- and early-stage development programs as of October 2021. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):

- ● Genetic Medicines
- ● Cardio-Metabolic Diseases
- ● Infectious Diseases
- ● CNS/Ocular Diseases

		EARLY/MID-STAGE (IND/CTA Filed-Phase 2)	LATE STAGE (Phase 2-Phase 3)	REGISTRATION/ COMMERCIAL[1] (OLE/Phase 4/IIS/registries)	COMMERCIAL RIGHTS
onpattro (patisiran)	*hATTR Amyloidosis-PN[2]*			● (Genetic Medicines)	Global
GIVLAARI (givosiran)	*Acute Hepatic Porphyria[3]*			● (Genetic Medicines)	Global
OXLUMO (lumasiran)	*Primary Hyperoxaluria Type 1[4]*			● (Genetic Medicines)	Global
Leqvio® (inclisiran)	*Hypercholesterolemia*			● (Cardio-Metabolic Diseases)	Milestones & up to 20% Royalties[5]
Vutrisiran*	*hATTR Amyloidosis-PN*			● (Genetic Medicines)	Global
Patisiran	*ATTR Amyloidosis*		● (Genetic Medicines)		Global
Vutrisiran*	*ATTR Amyloidosis*		● (Genetic Medicines)		Global
Fitusiran*	*Hemophilia*		● (Genetic Medicines)		15-30% Royalties
Lumasiran	*Severe PH1* *Recurrent Renal Stones*	● (Cardio-Metabolic Diseases)	● (Genetic Medicines)		Global
Cemdisiran*	*Complement-Mediated Diseases*	● (Genetic Medicines)			50-50
Cemdisiran/Pozelimab Combo[6]*	*Complement-Mediated Diseases*	● (Genetic Medicines)			Milestone/Royalty
Belcesiran[7]*	*Alpha-1 Liver Disease*	● (Genetic Medicines)			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[8]*	*Hepatitis B Virus Infection*	● (Infectious Diseases)			50-50 option post-Phase 2
Zilebesiran (ALN-AGT)*	*Hypertension*	● (Cardio-Metabolic Diseases)			Global
ALN-HSD*	*NASH*	● (Cardio-Metabolic Diseases)			50-50

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

During the third quarter of 2021 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
ONPATTRO
•We achieved ONPATTRO global net product revenues for the third quarter of 2021 of $120.3 million.
GIVLAARI
•We achieved GIVLAARI global net product revenues for the third quarter of 2021 of $31.8 million, and continued geographic expansion for GIVLAARI with pricing and reimbursement approvals in Spain, the United Kingdom, France and Japan.

OXLUMO
•We achieved OXLUMO global net product revenues for the third quarter of 2021 of $14.9 million, and continued planned geographic expansion for OXLUMO with ongoing pricing and reimbursement discussions in many European countries.
Leqvio
•We earned royalty revenues of $0.5 million from our partner, Novartis, based on Leqvio global net product revenues in the third quarter of 2021.
•Novartis announced a commercial agreement with the NHS in England as part of a collaboration to pioneer a first-of-its-kind population health management approach to address elevated LDL-C in eligible patients with ASCVD across England.
Late-Stage Clinical Development
•We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis:
◦Reported positive topline results for 18-month endpoints and safety from the HELIOS-A Phase 3 study in hATTR amyloidosis patients with polyneuropathy;
◦Completed enrollment in the HELIOS-B Phase 3 study in ATTR amyloidosis patients with cardiomyopathy, ahead of schedule; and
◦Submitted an MAA to the EMA, ahead of schedule, and an NDA to ANVISA in Brazil for the treatment of hATTR amyloidosis in adult patients with polyneuropathy.
•We continued to advance lumasiran for the treatment of PH1:
◦Reported positive topline results from the ILLUMINATE-C Phase 3 study in patients with advanced PH1.
•Our partner, Sanofi Genzyme, continued advancement of the ATLAS Phase 3 program for fitusiran in patients with hemophilia A or B with and without inhibitors:
◦Announced that a potential filing date for fitusiran has been moved to 2024 due to the introduction of a lower dose cohort in the ongoing phase 3 studies.
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of ONPATTRO, GIVLAARI, OXLUMO or any other product candidate we develop, including vutrisiran, is highly uncertain. Due to the numerous risks associated with developing drugs, including those risks associated with the COVID-19 pandemic, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products or any approved product for an expanded indication in a timely manner or successfully launch, market and sell any of our commercially approved products, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
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

Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total revenues	$187,633	$125,853	$61,780	49%	$585,752	$329,291	$256,461	78%
Operating costs and expenses	$369,310	$351,052	$18,258	5%	$1,099,843	$963,507	$136,336	14%
Loss from operations	$(181,677)	$(225,199)	$43,522	(19)%	$(514,091)	$(634,216)	$120,125	(19)%
Total other (expense) income, net	$(22,559)	$(27,253)	$4,694	(17)%	$(77,751)	$22,215	$(99,966)	(450)%
Net loss	$(204,514)	$(253,291)	$48,777	(19)%	$(594,364)	$(614,741)	$20,377	(3)%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net product revenues	$167,044	$99,206	$67,838	68%	$463,624	$248,677	$214,947	86%
Net revenues from collaborations	20,136	26,647	(6,511)	(24)%	121,328	80,614	40,714	51%
Royalty revenue	453	—	453	N/A	800	—	800	N/A
Total	$187,633	$125,853	$61,780	49%	$585,752	$329,291	$256,461	78%

Net product revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
ONPATTRO
United States	$51,247	$39,027	$12,220	31%	$153,109	$108,491	$44,618	41%
Europe	51,019	30,478	20,541	67%	136,576	74,664	61,912	83%
Rest of World (primarily Japan)	18,051	13,011	5,040	39%	46,422	32,560	13,862	43%
Total	$120,317	$82,516	$37,801	46%	$336,107	$215,715	$120,392	56%

GIVLAARI
United States	$22,372	$12,108	$10,264	85%	$62,502	$26,043	$36,459	140%
Europe	7,568	4,582	2,986	65%	22,461	6,919	15,542	225%
Rest of World (primarily Japan)	1,893	—	1,893	N/A	2,173	—	2,173	N/A
Total	$31,833	$16,690	$15,143	91%	$87,136	$32,962	$54,174	164%

OXLUMO
United States	$5,236	$—	$5,236	N/A	$13,156	$—	$13,156	N/A
Europe	9,658	—	9,658	N/A	27,225	—	27,225	N/A
Total	$14,894	$—	$14,894	N/A	$40,381	$—	$40,381	N/A

Total net product revenues	$167,044	$99,206	$67,838	68%	$463,624	$248,677	$214,947	86%
Net product revenues increased during the three and nine months ended September 30, 2021, as compared to the same periods in the prior year, as a result of the continued, global expansion of ONPATTRO and GIVLAARI into additional major markets and increased patients on therapy, in addition to sales generated from our third commercial product, OXLUMO, following regulatory approvals in the fourth quarter of 2020.
We expect net product revenues to increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to add new patients onto our approved, commercial products, as well as launch our approved products into additional markets, assuming regulatory approvals.
Net revenues from collaborations
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Regeneron Pharmaceuticals	$14,161	$14,874	$(713)	(5)%	$90,908	$49,790	$41,118	83%
Novartis AG	4,160	1,091	3,069	281%	21,179	6,029	15,150	251%
Vir Biotechnology	1,233	8,512	(7,279)	(86)%	8,033	21,476	(13,443)	(63)%
Other	582	2,170	(1,588)	(73)%	1,208	3,319	(2,111)	(64)%
Total	$20,136	$26,647	$(6,511)	(24)%	$121,328	$80,614	$40,714	51%
Net revenues from collaborations decreased during the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to a decrease in revenue recognized in connection with our collaboration agreement with Vir. Net revenues from collaborations increased during the nine months ended September 30, 2021, as compared to the same period in the prior year, primarily due to an increase in revenue recognized in connection with our collaboration agreements with Regeneron as a result of increased activities under the C5 collaboration.
We expect net revenues from collaborations to increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, primarily due to increased activities under our collaborations with Regeneron and Novartis.

Royalty revenue
We earn royalty revenue from global net sales of Leqvio by our collaborator, Novartis. We expect royalty revenue to increase for the remainder of 2021 as Novartis continues to execute on its launch of Leqvio in Europe and potentially other geographies, assuming regulatory approvals.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of goods sold	$28,091	$20,826	$7,265	35%	$81,370	$52,393	$28,977	55%
Cost of collaborations and royalties	4,572	971	3,601	N/A	21,110	2,635	18,475	N/A
Research and development	194,572	161,783	32,789	20%	563,106	486,350	76,756	16%
Selling, general and administrative	142,075	167,472	(25,397)	(15)%	434,257	422,129	12,128	3%
Total	$369,310	$351,052	$18,258	5%	$1,099,843	$963,507	$136,336	14%
Cost of goods sold.
Cost of goods sold increased during the three and nine months ended September 30, 2021, as compared to the same periods in the prior year, due to the increase in third-party royalties and sales of capitalized inventory.
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
Research and development.
Research and development expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Clinical trial and manufacturing	$75,639	$54,705	$20,934	38%	$217,683	$155,757	$61,926	40%
Compensation and related	47,168	47,982	(814)	(2)%	142,547	145,459	(2,912)	(2)%
External services	27,982	17,512	10,470	60%	58,734	53,450	5,284	10%
Facilities-related	19,928	18,256	1,672	9%	59,932	51,658	8,274	16%
Stock-based compensation	12,417	13,703	(1,286)	(9)%	49,878	45,542	4,336	10%
Lab supplies, materials and other	11,275	9,625	1,650	17%	32,952	32,071	881	3%
License Fees	163	—	163	N/A	1,380	2,413	(1,033)	(43)%
Total	$194,572	$161,783	$32,789	20%	$563,106	$486,350	$76,756	16%
For the three and nine months ended September 30, 2021, the increase in research and development expenses, as compared to the same period in the prior year, was primarily related to increased expenses associated with activities related to the advancement of our early- and late-stage programs.
During the three and nine months ended September 30, 2021 and 2020, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical expenses, including manufacturing of clinical product.

The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Regeneron Pharmaceuticals	$14,401	$12,565	$51,972	$44,108
Vir Biotechnology	1,102	4,903	5,526	11,782
Other	235	1,076	2,039	3,242
Total	$15,738	$18,544	$59,537	$59,132
Selling, general and administrative.
Selling, general and administrative expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Compensation and related	$52,075	$53,532	$(1,457)	(3)%	$162,516	$148,502	$14,014	9%
Consulting and professional services	45,622	40,008	5,614	14%	129,887	120,318	9,569	8%
Stock-based compensation	20,950	23,561	(2,611)	(11)%	71,257	60,055	11,202	19%
Facilities-related	10,343	11,299	(956)	(8)%	33,944	32,695	1,249	4%
Other	13,085	39,072	(25,987)	(67)%	36,653	60,559	(23,906)	(39)%
Total	$142,075	$167,472	$(25,397)	(15)%	$434,257	$422,129	$12,128	3%
For the three months ended September 30, 2021, the decrease in selling, general and administrative expenses, as compared to the same periods in the prior year, was primarily due to a change in an estimate of contingent liabilities related to our arbitration with Ionis Pharmaceuticals, Inc. in 2020.
For the nine months ended September 30, 2021, the increase in selling, general and administrative expenses, as compared to the same periods in the prior year, was primarily related to increases in compensation and related expenses and stock-based compensation expense as a result of increased headcount to support our Alnylam P5x25 strategy, offset by a change in an estimate of contingent liabilities related to our arbitration with Ionis Pharmaceuticals, Inc. in 2020.
We expect that research and development expenses combined with selling, general and administrative expenses will increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to develop our pipeline, advance our product candidates, including partnered programs, into later-stage development, prepare regulatory submissions and build-out of our global commercial infrastructure and field team to support ONPATTRO, GIVLAARI, OXLUMO and potentially additional product launches, including vutrisiran. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

Other (Expense) Income.
Other (expense) income consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$(40,274)	$(28,731)	$(11,543)	40%	$(106,205)	$(55,979)	$(50,226)	90%
Interest income	225	2,072	(1,847)	(89)%	1,084	10,717	(9,633)	(90)%
Other (expense) income, net
Realized and unrealized gains (losses) on marketable equity securities	18,691	(3,017)	21,708	(720)%	61,273	66,626	(5,353)	(8)%
Change in fair value of development derivative liability	3,188	(1,229)	4,417	N/A	(19,655)	(1,229)	(18,426)	N/A
Other	(4,389)	3,652	(8,041)	(220)%	(14,248)	2,080	(16,328)	(785)%
Total	$(22,559)	$(27,253)	$4,694	(17)%	$(77,751)	$22,215	$(99,966)	(450)%
For the three months ended September 30, 2021, total other expense, net, decreased, as compared to the same period in the prior year, primarily due to realized and unrealized gains on marketable equity securities offset by increases in interest expense associated with the sale of future royalties and the drawdown of our credit facility beginning in December 2020.
For the nine months ended September 30, 2021, total other expense, net, increased, as compared to total other income, net, in the same period in the prior year, primarily due to increases in interest expense associated with the sale of future royalties and the drawdown of our credit facility beginning in December 2020.
We expect total other expense, net, will increase for the twelve-month period ending December 31, 2021, as compared to the same period in 2020, as we continue to incur interest expense on our long-term debt and sale of future royalties.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net loss	$(594,364)	$(614,741)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:	250,524	150,133
Changes in operating assets and liabilities	(147,712)	(27,209)
Net cash used in operating activities	(491,552)	(491,817)
Net cash provided by (used in) investing activities	140,105	(337,630)
Net cash provided by financing activities	954,827	777,029
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,968)	1,946
Net increase (decrease) in cash, cash equivalents and restricted cash	597,412	(50,472)
Cash, cash equivalents and restricted cash, beginning of period	499,046	549,628
Cash, cash equivalents and restricted cash, end of period	$1,096,458	$499,156
Since we commenced operations in 2002, we have generated significant losses. As of September 30, 2021, we had an accumulated deficit of $5.18 billion. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $2.33 billion, compared to $1.87 billion as of December 31, 2020.
Operating activities
Net cash used in operating activities was relatively consistent during the nine months ended September 30, 2021, compared to the same period in 2020, as stronger cash receipts from increased product sales were largely offset by cash disbursements related to working capital receipts and payments.

Investing activities
Net cash provided by investing activities increased during the nine months ended September 30, 2021, compared to the same period in the prior year, reflecting timing differences related to purchases, sales, and maturities of debt securities and changes in our portfolio-mix.
Financing activities
Net cash provided by financing activities increased during the nine months ended September 30, 2021, compared to the same period in the prior year, primarily due to proceeds of $250.0 million in connection with the second drawdown on our credit agreement, received in June 2021.
Operating Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of September 30, 2021, have received regulatory approval and commercially launched three products: ONPATTRO, GIVLAARI and OXLUMO. In early 2021, we announced our Alnylam P5x25 strategy, which is aimed at our planned transition to a top 5 biotech in market capitalization. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, delivering exceptional financial performance and driving profitability. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing and commercial capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2021, together with the cash we expect to generate from product sales and under our current alliances, in addition to our strategic financing collaboration with The Blackstone Group Inc. and certain of its affiliates, will be sufficient to enable us to advance our long-term strategic goals for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO, GIVLAARI and OXLUMO, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates, including vutrisiran.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, there have been no significant changes to the financial market risks described as of December 31, 2020. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read Note 14, Commitments and Contingencies – Legal Matters, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to Our Financial Results
The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases, could continue to have an adverse impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials and pre-clinical studies.
The novel coronavirus identified in late 2019, SARS-CoV-2, which causes the disease known as COVID-19, has led to an ongoing global pandemic that continues to evolve and the ultimate impact of this pandemic remains highly uncertain. To date, the COVID-19 pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. COVID-19 has and may continue to impact our operations and those of our third-party partners and the ultimate impact on our business and financial results remains uncertain and cannot be predicted with confidence, and will depend on many factors, including the scope, severity, duration and any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the effectiveness of vaccination campaigns, and the necessity for and availability of booster vaccines, among others. The continued development and fluidity of the COVID-19 pandemic precludes any prediction as to its full impact on our business.
In response to the spread of COVID-19, we took, and have continued to take, both temporary and ongoing precautionary measures, intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy in early March 2020 for nearly all employees who were able to perform their duties remotely. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on COVID-19 infection rates, vaccination rates and local guidance, and in October 2021, we formally re-opened our U.S. offices to those employees who have been fully vaccinated. Working arrangements for many of our employees differ from the arrangements before the COVID-19 pandemic, and we expect a number of employees to continue to work in a remote capacity or a hybrid of in-person and remote work. We may face several challenges or disruptions as a result of our return to the workplace, including re-integration challenges for our employees, and our hybrid of in-person and remote work option may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. We cannot predict when certain restrictions that are in place to protect our employees can be further reduced or will no longer be needed. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, could adversely impact our business operations.
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
Additionally, timely completion of pre-clinical activities and initiation of planned clinical trials is dependent upon the availability of, for example, pre-clinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as the COVID-19 pandemic. We are conducting and plan to continue to conduct pre-clinical activities and clinical trials for our drug product candidates in geographies which have been and continue to be affected by COVID-19, and believe that the COVID-19 pandemic will have an impact on various aspects of our ongoing clinical trials and on the clinical trials and pre-clinical studies we expect to initiate during the remainder of 2021 or potentially in early 2022. For example, certain trial sites in some of our ongoing clinical trials were restricted temporarily by the institutions where they are located from scheduling patient visits or permitting onsite monitoring due to the COVID-19 pandemic, and in some of our ongoing trials, delayed or missed doses of study drug have been reported. In addition, due to the impact of the COVID-19 pandemic, enrollment delays in our APOLLO-B Phase 3 study of patisiran for the treatment of ATTR amyloidosis with cardiomyopathy resulted in a shift in the enrollment completion date from late 2020 into early 2021. Any business interruptions caused by the COVID-19 pandemic could also delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, which could adversely impact the clinical trials of our product candidates.
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
Some factors from the COVID-19 pandemic that may delay or otherwise adversely affect enrollment in and the conduct of the clinical trials of our product candidates, as well as adversely impact our business generally, include:
•the diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the availability of materials necessary to conduct our clinical trials;
•limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials; and
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations, or CMOs, due to staffing shortages, production slowdowns, raw material or other supply shortages, or stoppages and disruptions in delivery systems.
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
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval and launched ONPATTRO in several additional territories. In 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA and has since received approval in several additional territories, and in November 2020, the FDA and EMA approved our third product, OXLUMO. While we have commercially launched ONPATTRO, GIVLAARI and OXLUMO, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several product candidates in late-stage clinical development, including vutrisiran, which is under review by the FDA. To execute our business plan of building a profitable, top 5 biotech company, as measured by market capitalization, over the next 5 years and achieving our Alnylam P5x25 strategy and the metrics associated with such strategy, in addition to successfully marketing and selling our approved products we will need to successfully:
•execute product development activities and continue to leverage new technologies related to both RNAi and to the delivery of siRNAs to the relevant tissues and cells, including the liver, CNS, eye and lung;
•successfully execute our planned leadership transition;
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
If we are unsuccessful in accomplishing the objectives set forth above, we may not be able to develop product candidates, successfully commercialize our approved products or any future products, raise capital, if needed, repay the debt we incurred in 2020 and 2021 and plan to incur in the future, expand our business, achieve financial self-sustainability or continue our operations.
We have a history of losses and may never become and remain consistently profitable.
We have experienced significant operating losses since our inception. As of September 30, 2021, we had an accumulated deficit of $5.18 billion. Although to date we have launched three products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during the remainder of 2021 and beyond, we may never attain profitability or positive cash flow from operations. For the three months ended September 30, 2021, we recognized $167.0 million in net product revenues from sales of ONPATTRO, GIVLAARI and OXLUMO. While our full year 2020 operating loss improved relative to the prior year, marking 2019 as our peak operating loss year, we expect to continue to incur annual net operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self-sustainability by the end of 2025. While we believe the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies. We cannot be certain that we will be able to maintain our existing alliances, secure and maintain new alliances, meet the obligations, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances.
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
As of September 30, 2021, we had $2.33 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
Additionally, the Organization for Economic Co-operation and Development, or OECD, the EC, and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD has released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. In addition, the OECD, the EC and individual countries are examining changes to how taxing rights should be allocated among countries considering the digital economy. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect our business.
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
We may not be successful in entering into future alliances on terms favorable to us due to various factors, including our ability to successfully demonstrate proof-of-concept for our technology in humans in certain tissues or disease areas, including our alternative conjugate approach for delivering CNS or ocular product candidates, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have third parties manufacture RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. For example, our decision in October 2016 to discontinue development of revusiran could give rise to concerns around the safety and/or efficacy of our technology platform or product candidates. In addition, the occurrence of a fatal thrombotic serious adverse event, or SAE, in our fitusiran study in 2017 and a subsequent pause in dosing and enrollment in fitusiran clinical studies in 2020 could contribute to further concerns about the safety of specific therapeutic candidates or therapeutic candidates for specific diseases. Even when we succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property, we are unable to secure adequate reimbursement from payors or sales of an approved drug are lower than we expected.
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
In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product, supply delays and shortages. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. The CARES Act was enacted in March 2020 in response to the COVID-19 pandemic. Under the CARES Act, manufacturers must have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, our results could be materially impacted. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials or commercial products, which could lead to delays in these trials or issues with our commercial supply.
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
Risks Related to Managing Our Operations
If we are unable to attract and retain qualified key management and scientists, development, medical and commercial staff, consultants and advisors, in particular following our recently announced leadership transition, our ability to implement our business plan may be adversely affected.
We are highly dependent upon our senior management and our scientific, clinical, sales and medical staff. We recently announced our first leadership transition as a publicly traded company with commercial operations. We believe we have put in place a capable management team well-positioned to execute our strategy. Nonetheless, this leadership transition may be viewed negatively by employees, investors and/or our strategic partners. Moreover, attrition associated with this transition could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price. Our employment arrangements with our key personnel are terminable without notice. We do not carry key person life insurance on any of our employees.
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
As we continue the commercial launches of our approved products, and increase the number of product candidates we are developing, we will need to continue to expand our operations in the U.S. and further develop operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for ONPATTRO in the U.S., EU, Japan and other countries globally, and as a result of the January 2018 amendment to our Sanofi Genzyme collaboration, we have global development and commercialization rights for ONPATTRO. In addition, we have received regulatory approval for our second RNAi therapeutic, GIVLAARI in the U.S., EU, Brazil, Canada, Japan and have also filed for marketing approval in Switzerland. In November 2020, we received regulatory approval for our third RNAi therapeutic, OXLUMO in the U.S. and EU and in June 2021, we received regulatory approval for OXLUMO in Brazil. We plan to file for additional regulatory approvals for each of our commercially approved products in additional countries during the remainder of 2021 and beyond.
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
Social media is increasingly being used to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat, and we are utilizing what we believe is appropriate social media in connection with our commercialization efforts for our approved products, and we intend to do the same for our future products, if approved, including vutrisiran. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, for our clinical-stage candidates, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged AE. When such disclosures occur, there is a risk that study enrollment may be adversely impacted, we fail to monitor and comply with applicable adverse event, or AE, reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.
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
The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics (including COVID-19), terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our product candidates could be delayed.
The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
Following the results of a referendum in 2016, the United Kingdom, or UK, left the EU on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules continued to apply, while the future relationship between the UK and EU was formally negotiated. The UK and the EU have signed an EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forwards, however there are still many uncertainties. The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the EU, take effect in practice. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, could impact our current and future operations and clinical activities in the UK in the long term.
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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have multiple programs in clinical development, including internal and partnered programs in Phase 3 development, as well as several earlier-stage clinical programs. In January 2021, we announced positive topline results from the HELIOS-A Phase 3 study of vutrisiran, an investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. Based on these positive results, we submitted an NDA for vutrisiran with the FDA in April 2021, which was accepted by the FDA. The FDA has set an action date of April 14, 2022 under PDUFA, and indicated that they were not currently planning an advisory committee meeting as part of the NDA review. In September 2021, we presented additional 9-month data from the HELIOS-A Phase 3 study of vutrisiran, and submitted an MAA in the EU with the EMA. Further, in October 2021, we reported positive topline results for 18-month endpoints and safety from the HELIOS-A Phase 3 study of vutrisiran. However, we may not be able to further advance this or any other product candidate through clinical trials and regulatory approval.
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
Although our investigational RNAi therapeutics have been generally well-tolerated in our clinical trials to date, new safety findings may emerge. For example, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 OLE study. More recently, in October 2020, Sanofi Genzyme voluntarily paused dosing in all ongoing fitusiran clinical studies to assess reports of non-fatal thrombotic events in patients participating in the ATLAS Phase 3 program. Following an assessment of available data and alignment with regulators, patients restarted on fitusiran under amended protocols in ongoing adolescent and adult clinical studies. In October 2021, Sanofi Genzyme announced that a potential filing date for fitusiran has been moved to 2024 due to the introduction of a lower dose cohort in the ongoing phase 3 studies.
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
Clinical trials also require the review, oversight and approval of IRBs, or, outside of the U.S., an independent ethics committee, which continually review clinical investigations and protect the rights and welfare of human subjects. Inability to obtain or delay in obtaining IRB or ethics committee approval can prevent or delay the initiation and completion of clinical trials, and the FDA or foreign regulatory authorities may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB or ethics committee review and approval, as the case may be, in support of a marketing application.
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
Because the drugs we or our partners are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our partners may submit. Moreover, the FDA may respond to these submissions by defining requirements we or our partners may not have anticipated. Such responses could lead to significant delays in the development of our or our partnered product candidates. In addition, because there may be approved treatments for some of the diseases for which we or our partners may seek approval, or treatments in development which are approved by the time we or they apply for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies due to the COVID-19 pandemic, may impact the review, inspection and approval timelines for our or our partnered product candidates. For example, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. In July 2021, Novartis announced that the resubmission to the FDA of the inclisiran NDA to address the complete response letter was filed with an action date of January 1, 2022; however any such interruption or delay by the FDA, EMA or comparable foreign regulatory agency in light of the COVID-19 pandemic could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates, including vutrisiran, or our collaborator Novartis' efforts to obtain FDA approval for inclisiran, which could have a material adverse effect on our financial results.
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
Following any initial regulatory approval of drugs we or our partners may develop, including our three approved drugs, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of our approved drugs or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO, GIVLAARI and OXLUMO, as well as any regulatory approvals we receive for any other product candidates, including vutrisiran, may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including current good manufacturing practice, or cGMP, requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
If we are unable to continue to develop and scale our own global marketing, sales, market access and distribution capabilities for ONPATTRO, GIVLAARI, OXLUMO and any future products, including vutrisiran, we will not be able to successfully commercialize our products without reliance on third parties.
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
Physicians have the discretion to prescribe approved drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies that approve drug products do not regulate a physician’s practice of medicine or choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials, including by their agents. Manufacturers and their agents may not promote drugs for off-label uses or provide off-label information in the promotion of drug products that is not consistent with the approved labeling for those products. For example, we may not promote ONPATTRO in the U.S. for use in any indications other than the treatment of the polyneuropathy of hATTR amyloidosis in adults. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. In April 2021, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of Massachusetts, requiring production of documents pertaining to our marketing and promotion of ONPATTRO (patisiran) in the U.S. We are cooperating with the U.S. Attorney’s Office and producing documents in response to the subpoena. Current and former officers and employees also have received subpoenas in connection with the preservation and production of related materials. Given the ongoing nature of the investigation, it is possible that the U.S. Attorney’s Office for the District of Massachusetts or other government entities may request other information from, or issue other subpoenas, findings or similar documents to, us, our related entities and their respective directors, officers and employees. If we are found to have improperly marketed or promoted ONPATTRO in connection with such subpoenas, we may be subject to a broad range of civil, administrative and criminal penalties, including injunctive relief related to ONPATTRO promotional activities, substantial fines or penalties, and other legal or equitable sanctions. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion could harm our business, prospects, operating results, and financial condition. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.
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
Our ability to commercialize our approved products or any future products, including vutrisiran, successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. One or more of our approved products and other products for which we are able to obtain marketing approval, including vutrisiran, may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell such product(s) or any future products, including vutrisiran on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into at least 30 value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials, and the agreements are structured to link our approved products’ performance in real-world use to financial terms. Partnering with payers on these agreements is intended to provide more certainty to them for their investment and help accelerate coverage decisions for patients. If the prices we are able to charge for our products, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 5.3% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. In response, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the Most Favored Nation, or MFN, Model may materially and adversely affect the price we receive for any of our commercially approved products. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the MFN Model under which Medicare Part B reimbursement rates will be calculated for certain drugs based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on August 6, 2021, CMS announced a proposed rule to rescind the MFN rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and additional of the aforementioned safe harbors have been delayed until

January 1, 2023. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.
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
The full effects of the U.S. healthcare reform legislation cannot be known until the law is fully implemented through regulations or guidance issued by CMS and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including, but not limited, to the policies reflected in implementing regulations and guidance, and changes in sales volumes for products affected by the new system of rebates, discounts and fees. This legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the U.S.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. From time to time, we may engage third parties to conduct clinical trials outside of the U.S., to sell our products abroad, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
In the EU, the GDPR replaced the EU Data Protection Directive on May 25, 2018. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA, including to the U.S., providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.
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
The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EU and UK. Further, GDPR provides a broad right for EU Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedy in the event the individual believes his or her rights have been violated.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of total global annual revenue, or €20,000,000, whichever is greater, and in addition to such fines, we may be the subject of litigation and/or adverse publicity, which could have material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, may make it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification requirements throughout the EU and UK, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.

Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EU to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. In the past, companies in the U.S. were able to rely upon the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers from the EU and the UK to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the New SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and also raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland. While Standard Contractual Clauses provide an alternative to our Privacy Shield certification for EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general. Any inability to transfer personal data from the EU to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. The UK is not subject to the EC’s new SCCs but has published a draft version of its International Transfer Agreement, which, once finalized, will enable transfer from the UK.
We are subject to the supervision of local data protection authorities in those jurisdictions where we are monitoring the behavior of individuals in the EU or UK (i.e., undertaking clinical trials). We depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EU and/or UK individuals on our behalf. With each such provider we enter or intend to enter into contractual arrangements under which they are contractually obligated to only process personal data according to our instructions, and conduct or intend to conduct diligence to ensure that they have sufficient technical and organizational security measures in place.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop and commercialize. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorization for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, which is approved in a number of jurisdictions, and inotersen, developed and marketed by Ionis, as well as product candidates in various stages of clinical development, including an additional investigational drug. Finally, we are aware that BridgeBio Pharma, Inc. (formerly Eidos Therapeutics, Inc.), or BridgeBio, initiated a Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR-CM in February 2019, and completed enrollment of the Phase 3 clinical trial in ATTR-CM in late 2020. BridgeBio anticipates topline results from the ATTR-CM trial in late 2021 and, assuming positive results, expects to submit an application for regulatory approval of acoramidis in 2022 to the FDA. BridgeBio also initiated enrollment in a Phase 3 clinical trial of acoramidis in ATTR-PN patients in the fourth quarter of 2020, and anticipates topline results in 2023. While we believe that ONPATTRO has and will continue to have a competitive product profile, and if approved, that vutrisiran will have a competitive product profile, it is possible that ONPATTRO and/or vutrisiran may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive data and/or the commercial success of competitive products could negatively impact our stock price.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with OXLUMO, our RNAi therapeutic approved in the U.S. and EU for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in development by OxThera AB, reloxaliase an investigational enzyme therapy in Phase 3 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc., and nedosiran, an investigational RNAi therapeutic in development by Dicerna for the treatment of primary hyperoxaluria. In July 2019, the FDA granted a Breakthrough Therapy Designation to nedosiran for the treatment of patients with primary hyperoxaluria, and in August 2021, Dicerna announced positive topline results in its PHYOX2 pivotal clinical trial of nedosiran and expects to submit an NDA to the FDA in the fourth quarter of 2021. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to lumasiran, and Dicerna’s nedosiran product candidate. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
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
For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York (and transferred to the United States District Court for the District of Massachusetts by stipulation of the parties and Order of the Court dated November 20, 2018). The complaint, as amended, or the Complaint, alleged that we and our Chief Executive Officer, former Chief Financial Officer and certain of our other executive officers violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock between September 20, 2017 and September 12, 2018. On March 23, 2020, the Court granted our motion to dismiss and dismissed the Complaint without prejudice, and subsequently in March 2021 denied plaintiffs' motion seeking leave to file a further amended complaint. Plaintiffs did not file a notice of appeal from such denial. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, in excess of our insurance coverage, such payments could adversely affect our operations.
We may be the target of similar litigation in the future. For example, on September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint alleging violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. While we believe the allegations in the New York State Securities Litigation are without merit, in August 2021 the parties reached an agreement in principle to resolve the matter. Any settlement is subject to court approval. Future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial.
Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.
A small number of our stockholders beneficially own a substantial amount of our common stock. As of September 30, 2021, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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

ITEM 6. EXHIBITS

10.1***#	Letter Agreement between the Registrant and Laurie B. Keating dated September 6, 2021
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

ALNYLAM PHARMACEUTICALS, INC.

Date: October 28, 2021	/s/ John M. Maraganore
John M. Maraganore, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2021	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)