Form 10-Q
period 2022-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2022-04-28
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At April 22, 2022, the registrant had 120,813,559 shares of Common Stock, $0.01 par value per share, outstanding.

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
•any impact of the on-going conflict in Ukraine and the imposition of related government sanctions on our business and operations, including disruptions to our clinical trials;
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
•our progress continuing to build and leverage our global commercial infrastructure;
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
•the outcome of litigation, including our patent infringement suits against Pfizer, Inc. and Moderna, Inc., or other legal proceedings or of any current or future government investigation, including the investigation related to the subpoena received on or about April 9, 2021 pertaining to our marketing and promotion of ONPATTRO in the United States, or U.S.;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$534,081	$819,975
Marketable debt securities	1,673,485	1,548,617
Marketable equity securities	31,997	66,972
Accounts receivable, net	156,533	198,571
Inventory	78,516	86,363
Prepaid expenses and other current assets	115,065	88,078
Total current assets	2,589,677	2,808,576
Property, plant and equipment, net	504,389	501,958
Operating lease right-of-use assets	228,769	231,675
Restricted investments	40,889	40,891
Other assets	69,821	60,204
Total assets	$3,433,545	$3,643,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,916	$73,426
Accrued expenses	355,936	395,174
Operating lease liability	41,290	40,548
Deferred revenue	131,838	149,483
Liability related to the sale of future royalties	21,983	37,079
Total current liabilities	605,963	695,710
Operating lease liability, net of current portion	277,388	281,347
Deferred revenue, net of current portion	157,668	152,360
Long-term debt	676,710	675,697
Liability related to the sale of future royalties, net of current portion	1,193,822	1,151,024
Other liabilities	120,828	98,963
Total liabilities	3,032,379	3,055,101
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 120,729 shares issued and outstanding as of March 31, 2022; 120,182 shares issued and outstanding as of December 31, 2021	1,207	1,202
Additional paid-in capital	6,116,558	6,058,453
Accumulated other comprehensive loss	(38,065)	(33,259)
Accumulated deficit	(5,678,534)	(5,438,193)
Total stockholders’ equity	401,166	588,203
Total liabilities and stockholders’ equity	$3,433,545	$3,643,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Statements of Operations
Revenues:
Net product revenues	$186,872	$135,769
Net revenues from collaborations	25,945	41,797
Royalty revenue	442	—
Total revenues	213,259	177,566
Operating costs and expenses:
Cost of goods sold	23,457	23,023
Cost of collaborations and royalties	12,170	8,039
Research and development	169,893	185,899
Selling, general and administrative	154,471	146,859
Total operating costs and expenses	359,991	363,820
Loss from operations	(146,732)	(186,254)
Other (expense) income:
Interest expense	(42,362)	(32,515)
Interest income	1,012	450
Other (expense) income, net	(51,274)	19,044
Total other (expense) income, net	(92,624)	(13,021)
Loss before income taxes	(239,356)	(199,275)
Provision for income taxes	(985)	(1,016)
Net loss	$(240,341)	$(200,291)
Net loss per common share - basic and diluted	$(2.00)	$(1.71)
Weighted-average common shares used to compute basic and diluted net loss per common share	120,393	117,080

Statements of Comprehensive Loss
Net loss	$(240,341)	$(200,291)
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(7,217)	(1)
Foreign currency translation gain	2,376	6,848
Defined benefit pension plans, net of tax	35	58
Total other comprehensive (loss) income	(4,806)	6,905
Comprehensive loss	$(245,147)	$(193,386)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	120,182	$1,202	$6,058,453	$(33,259)	$(5,438,193)	$588,203
Exercise of common stock options, net of tax withholdings	524	5	28,054	—	—	28,059
Issuance of common stock under equity plans	23	—	—	—	—	—
Stock-based compensation expense	—	—	30,051	—	—	30,051
Other comprehensive loss	—	—	—	(4,806)	—	(4,806)
Net loss	—	—	—	—	(240,341)	(240,341)
Balance as of March 31, 2022	120,729	$1,207	$6,116,558	$(38,065)	$(5,678,534)	$401,166

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	116,427	$1,164	$5,644,074	$(43,622)	$(4,585,369)	$1,016,247
Exercise of common stock options, net of tax withholdings	614	6	47,028	—	—	47,034
Issuance of common stock under equity plans	280	3	(3)	—	—	—
Stock-based compensation expense	—	—	56,295	—	—	56,295
Other comprehensive income	—	—	—	6,905	—	6,905
Net loss	—	—	—	—	(200,291)	(200,291)
Balance as of March 31, 2021	117,321	$1,173	$5,747,394	$(36,717)	$(4,785,660)	$926,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(240,341)	$(200,291)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,460	12,601
Amortization and interest accretion related to operating leases	10,318	10,261
Non-cash interest expense on liability related to the sale of future royalties	27,702	28,184
Stock-based compensation	29,293	55,690
Realized and unrealized loss (gain) on marketable equity securities	31,161	(47,016)
Other	21,177	30,777
Changes in operating assets and liabilities:
Accounts receivable, net	39,696	(10,709)
Inventory	1,926	1,934
Prepaid expenses and other assets	(29,852)	(13,654)
Accounts payable, accrued expenses and other liabilities	(48,736)	(66,573)
Deferred revenue	(12,325)	(27,804)
Operating lease liability	(10,672)	(9,060)
Net cash used in operating activities	(171,193)	(235,660)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,859)	(17,178)
Purchases of marketable securities	(634,705)	(345,954)
Sales and maturities of marketable securities	505,220	438,682
Purchases of restricted investments	(9,400)	(10,650)
Proceeds from maturity of restricted investments	9,400	10,650
Other investing activities	(75)	(4,198)
Net cash (used in) provided by investing activities	(147,419)	71,352
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	27,123	46,977
Proceeds from development derivative	7,833	4,200
Net cash provided by financing activities	34,956	51,177
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,238)	(3,910)
Net decrease in cash, cash equivalents and restricted cash	(285,894)	(117,041)
Cash, cash equivalents and restricted cash, beginning of period	822,153	499,046
Cash, cash equivalents and restricted cash, end of period	$536,259	$382,005
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$8,318	$7,289

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
As of March 31, 2022, we have four products that have received marketing approval, including one partnered product, and five late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from three commercialized products, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S., Europe and Japan.
2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying condensed consolidated financial statements of Alnylam are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 10, 2022. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.
The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2022, together with the cash we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended March 31,
(In thousands)	2022	2021
ONPATTRO
United States	$62,307	$49,471
Europe	53,181	40,653
Rest of World (primarily Japan)	21,521	11,827
Total	$137,009	$101,951

GIVLAARI
United States	$23,675	$17,762
Europe	9,688	6,873
Rest of World	1,914	38
Total	$35,277	$24,673

OXLUMO
United States	$5,412	$1,408
Europe	8,158	7,737
Rest of World	1,016	—
Total	$14,586	$9,145

Total net product revenues	$186,872	$135,769
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of March 31, 2022	As of December 31, 2021
Receivables included in “Accounts receivable, net”	$132,270	$124,906

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands)	2022	2021
Regeneron Pharmaceuticals	$12,412	$30,343
Novartis AG	13,136	8,111
Vir Biotechnology	263	2,822
Other	134	521
Total	$25,945	$41,797

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of March 31, 2022	As of December 31, 2021
Receivables included in “Accounts receivable, net”	$23,421	$73,266
Contract liabilities included in “Deferred revenue”	$78,683	$88,627
We recognized revenue of $9.5 million and $25.3 million in the three months ended March 31, 2022 and 2021, respectively, that was included in the contract liability balance at the beginning of the period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended March 31,
	2022			2021
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$1,437	$622	$9,308	$4,799	$94	$12,235
Vir Biotechnology	136	42	120	1,029	159	1,355
Other	20	—	40	11	52	862
Total	$1,593	$664	$9,468	$5,839	$305	$14,452
The research and development expenses incurred for each agreement listed in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the three months ended March 31, 2022 and 2021, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
In addition, we recognized a reduction to our research and development expenses of $3.9 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively, from cost reimbursement due under certain of our collaboration agreements accounted for under Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Regeneron leads development and commercialization for all programs targeting eye diseases (subject to limited exceptions), entitling us to certain potential milestone and royalty payments pursuant to the terms of a license agreement, the form of which has been agreed upon by the parties. We and Regeneron are alternating leadership on CNS and liver programs covered by the Regeneron Collaboration, with the lead party retaining global development and commercial responsibility. For such CNS and liver programs, both we and Regeneron have the option at lead candidate selection to enter into a co-co collaboration agreement, the form of which has been agreed upon by the parties, whereby both companies will share equally all costs of, and profits from, all development and commercialization activities under the program. If the non-lead party elects to not enter into a co-co collaboration agreement with respect to a given CNS or liver program, we and Regeneron will enter into a license agreement with respect to such program and the lead party will be the “Licensee” for the purposes of the license agreement. If the lead party for a CNS or liver program elects to not enter into the co-co collaboration agreement, then we and Regeneron will enter into a license agreement with respect to such program and leadership of the program will transfer to the other party and the former non-lead party will be the “Licensee” for the purposes of the license agreement.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Separately, the cemdisiran monotherapy co-co collaboration agreement is under the scope of ASC 808 as we and Regeneron are both active participants in the development and manufacturing activities and are exposed to significant risks and rewards that are dependent on commercial success of the activities of the arrangement. The development and manufacturing activities are a combined unit of account under the scope of ASC 808 and are not deliverables under ASC Topic 606, Revenue from Contracts with Customers, or ASC 606.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of March 31, 2022 and December 31, 2021, the total transaction price was determined to be $538.4 million. As of March 31, 2022, the transaction price is comprised of the upfront payment and variable consideration related to development, manufacture and supply activities. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation, is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of March 31, 2022	As of March 31, 2022	As of December 31, 2021	Accounting Guidance
Research Services Obligation	$200,680	$40,100	$42,300	ASC 606
C5 License Obligation	91,700	26,000	26,900	ASC 606
C5 Co-Co Obligation	246,000	210,200	212,500	ASC 808
	$538,380	$276,300	$281,700

	Revenue Recognized During
Performance Obligations	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Accounting Guidance
Research Services Obligation	$7,200	$9,800	ASC 606
C5 License Obligation	1,300	13,500	ASC 606
C5 Co-Co Obligation	2,300	2,500	ASC 808
	$10,800	$25,800
As of March 31, 2022, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied was $128.8 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2022, we have earned $70.0 million of milestones and upon achievement of certain events, we will be entitled to receive additional milestones, up to an aggregate of $110.0 million, including $100.0 million in specified commercialization milestones and $10.0 million in other specified regulatory milestones. In addition, we are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments under the MDCO License Agreement and future royalty payments may be less than anticipated.
Unless terminated earlier in accordance with the terms of the agreement, the MDCO License Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term for any licensed product in any country, where a royalty term is defined as the latest to occur of (1) the expiration of the last valid claim of patent rights covering a licensed product, (2) the expiration of the Regulatory Exclusivity, as defined in the MDCO License Agreement, and (3) the twelfth anniversary of the first commercial sale of the licensed product in such country. We estimate that our core technology patents covering licensed products under the MDCO License Agreement will expire in most countries by 2029. We also estimate that our Leqvio (inclisiran) product-specific patents covering licensed products under the MDCO License Agreement will expire in the U.S., Europe, China, Japan and elsewhere between 2027 and 2036. Certain of these patent rights are subject to potential patent term extensions and/or supplemental protection certificates extending such terms in countries where such extensions may become available due to regulatory delay. In addition, more patent filings relating to the collaboration may be made in the future.
Either party may terminate the MDCO License Agreement in the event the other party fails to cure a material breach or upon patent-related challenges by the other party. In addition, Novartis has the right to terminate the agreement without cause at any time upon four months’ prior written notice.
During the term of the MDCO License Agreement, neither party will, alone or with an affiliate or third party, research, develop or commercialize, or grant a license to any third party to research, develop or commercialize, in any country, any product (for Alnylam) and any siRNA product (for Novartis) directed to the PCSK9 gene, other than a licensed product, without the prior written agreement of the other party, subject to the terms of the MDCO License Agreement.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pursuant to the Novartis License Agreement, we received an upfront fee of $12.5 million. We may also receive milestone payments upon the achievement of certain development, regulatory and commercial milestones, as well as royalties on the net sales of licensed products ranging from high-single-digit to sub-teen double-digit percentages. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone or royalty payments under the Novartis License Agreement.
Under the Novartis License Agreement, we are developing and testing potential siRNAs using target-specific assays developed by Novartis pursuant to an agreed upon research plan for a specified period referred to as the Collaboration Term. Novartis will reimburse us for the cost of our activities under the research plan, referred to as the DC Workplan, subject to an agreed upon cap. Once a lead candidate is identified, further development and clinical research will be conducted by Novartis. The collaboration is governed by a joint steering committee comprised of an equal number of representatives from each party.
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
During the term of the Novartis License Agreement, neither party will, alone or with an affiliate or third party, research, develop or commercialize, or grant a license to any third party to research, develop or commercialize, in any country, any siRNA product directed to a liver target identified by Novartis, other than a licensed product, without the prior written agreement of the other party, subject to the terms of the Novartis License Agreement.
We identified one performance obligation under the Novartis License Agreement comprised of: i) the exclusive license to develop, manufacture and commercialize siRNAs targeting ESLD; and ii) the obligation to perform work under the DC Workplan. The license is not distinct from the services, including the obligation to deliver development candidates, as Novartis cannot benefit on its own from the value of the license without receipt of such services. We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of March 31, 2022, the total transaction price was determined to be approximately $17.0 million, comprised of the $12.5 million upfront payment and estimated variable consideration attributed to work to be performed under the DC Workplan. We utilized the expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of March 31, 2022, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $17.0 million, which is expected to be recognized through the term of the DC Workplan as the services are performed.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In December 2020, we signed a letter agreement to amend the Vir Agreement such that we would be solely responsible for conducting pre-clinical research activities under the pre-clinical development plan related to the COVID-19 activities in the March and April 2020 amendments, at our discretion and sole expense, and effective as of July 1, 2020, were responsible for all pre-clinical development costs incurred under such plan for such COVID-19 related activities. In July 2021, we notified Vir that we elected to discontinue ALN-COV, in development for the treatment of COVID-19, and all other COVID-19 research and development activities, based on a portfolio prioritization decision in view of the availability of highly effective vaccines and alternative treatment options, in accordance with our rights under the letter agreement with Vir. Following such discontinuation of COVID-19 related activities, we have no further obligations to work on the COVID-related targets and Vir has no further rights to such targets under the Vir Agreement.
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
We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of March 31, 2022, the total transaction price was determined to be $111.1 million, comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, milestones achieved, and variable consideration related to development, manufacture and supply activities.
We utilized the expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of March 31, 2022, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $36.3 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.

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
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. At execution and as of March 31, 2022, our estimate of this total interest expense resulted in an effective annual interest rate of 11% and 9%, respectively. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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
As of March 31, 2022, the carrying value of the liability related to the sale of future royalties was $1.22 billion, net of closing costs of $11.4 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2022 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2021	$1,188,103
Interest expense recognized	27,702
Carrying value as of March 31, 2022	$1,215,805

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$160,269	$160,269	$—	$—
U.S. treasury securities	48,967	—	48,967	—
Commercial paper	4,999	—	4,999	—
Marketable debt securities:
U.S. treasury securities	1,187,418	—	1,187,418	—
Corporate notes	229,172	—	229,172	—
U.S. government-sponsored enterprise securities	188,320	—	188,320	—
Commercial paper	60,070	—	60,070	—
Certificates of deposit	7,500	—	7,500	—
Municipal securities	1,005	—	1,005	—
Marketable equity securities	31,997	31,997	—	—
Restricted cash (money market funds)	1,195	1,195	—	—
Total financial assets	$1,920,912	$193,461	$1,727,451	$—
Financial liabilities
Development derivative liability	$105,233	$—	$—	$105,233

(In thousands)	As of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$255,869	$255,869	$—	$—
U.S. treasury securities	54,998	—	54,998	—
Marketable debt securities:
U.S. treasury securities	1,030,578	—	1,030,578	—
Corporate notes	253,239	—	253,239	—
U.S. government-sponsored enterprise securities	177,741	—	177,741	—
Commercial paper	78,543	—	78,543	—
Certificates of deposit	7,501	—	7,501	—
Municipal securities	1,015	—	1,015	—
Marketable equity securities	66,972	66,972	—	—
Restricted cash (money market funds)	1,195	1,195	—	—
Total financial assets	$1,927,651	$324,036	$1,603,615	$—
Financial liabilities
Development derivative liability	$83,618	$—	$—	$83,618
The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The carrying

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amount of our debt as of March 31, 2022 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three months ended March 31, 2022 or 2021.
The following tables summarize our marketable debt securities:

	As of March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,240,637	$13	$(4,265)	$1,236,385
Corporate notes	231,821	5	(2,654)	229,172
U.S. government-sponsored enterprise securities	190,265	4	(1,949)	188,320
Commercial paper	65,069	—	—	65,069
Certificates of deposit	7,500	—	—	7,500
Municipal securities	1,006	—	(1)	1,005
Total	$1,736,298	$22	$(8,869)	$1,727,451

	As of December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,086,232	$6	$(662)	$1,085,576
Corporate notes	253,926	1	(688)	253,239
U.S. government-sponsored enterprise securities	178,027	2	(288)	177,741
Commercial paper	78,543	—	—	78,543
Certificates of deposit	7,501	—	—	7,501
Municipal securities	1,016	—	(1)	1,015
Total	$1,605,245	$9	$(1,639)	$1,603,615
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of March 31, 2022	As of December 31, 2021
Marketable debt securities	$1,673,485	$1,548,617
Cash and cash equivalents	53,966	54,998
Total	$1,727,451	$1,603,615

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of March 31, 2022	As of December 31, 2021
Raw materials	$20,372	$14,754
Work in progress	91,262	100,942
Finished goods	10,428	7,005
Total	$122,062	$122,701
As of March 31, 2022 and December 31, 2021, we had $43.5 million and $36.3 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle. As of March 31, 2022 and December 31, 2021, we had $7.0 million and $7.1 million of capitalized inventory, respectively, produced for commercial sale for products awaiting regulatory approval.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
(In thousands)	2022	2021
Cash and cash equivalents	$534,081	$379,543
Total restricted cash included in other assets	2,178	2,462
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$536,259	$382,005
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$(32,792)	$(2,811)	$(1,630)	$3,974	$(33,259)
Other comprehensive income before reclassifications	—	—	1	2,376	2,377
Amounts reclassified from other comprehensive income (loss)	—	35	(7,218)	—	(7,183)
Net other comprehensive income (loss)	—	35	(7,217)	2,376	(4,806)
Balance as of March 31, 2022	$(32,792)	$(2,776)	$(8,847)	$6,350	$(38,065)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(32,792)	$(3,754)	$348	$(7,424)	$(43,622)
Other comprehensive (loss) income before reclassifications	—	—	(1)	6,848	6,847
Amounts reclassified from other comprehensive income	—	58	—	—	58
Net other comprehensive income (loss)	—	58	(1)	6,848	6,905
Balance as of March 31, 2021	$(32,792)	$(3,696)	$347	$(576)	$(36,717)

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
9. CREDIT AGREEMENT
In April 2020, we entered into a credit agreement, or Credit Agreement, among us, certain of our subsidiaries (such subsidiaries, together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP (now Blackstone Alternative Credit Advisors LP) and certain other affiliates of The Blackstone Group Inc., and the other lenders from time to time parties thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders. The Credit Agreement provides for a senior secured delayed draw term loan facility, referred to as the Term Loans, which consists of three tranches providing funding of $700.0 million. The Tranche 1 Loan of $200.0 million, the Tranche 2 Loan of $250.0 million and the Tranche 3 Loan of $250.0 million were drawn as of December 31, 2020, June 30, 2021, and December 31, 2021 respectively, and are included in long-term debt in the condensed consolidated balance sheets as of March 31, 2022. In addition to the $700.0 million previously drawn under the Credit Agreement, we may also request an increase in an amount not to exceed $50.0 million on terms to be agreed and subject to the consent of the Lenders providing such increase.
The Term Loans mature in December 2027. We may, at our option, pay interest in kind on interest due through 2023 at a rate that is 1% higher than the interest rate otherwise applicable to such Term Loan. As of March 31, 2022, we had elected a LIBOR Rate plus 7%, and paid $17.5 million in total funding fees in connection with such Term Loans. Our interest rate was 8% as of March 31, 2022 and December 31, 2021.
We are obligated to pay interest due on the Term Loans through 2022 which will be calculated without regard to the Term Loans being prepaid. Any prepayments of Term Loans that occur between 2023 and 2025 are subject to a fee of up to 5% of the loan principal that is prepaid.
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
The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. As of March 31, 2022, we were in compliance with the applicable terms and conditions of the covenants under the Credit Agreement.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We account for the Funding Agreement under ASC Topic 815, Derivatives and Hedging, as a derivative liability, measured at fair value, within other liabilities on our condensed consolidated balance sheets. The change in fair value due to the remeasurement of the development derivative liability is recorded as other expense on our condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2022, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of vutrisiran, assuming regulatory approval, (iv) our cost of borrowing (14%), and (v) Blackstone Life Sciences' cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2021	$83,618
Amount received under the Funding Agreement	7,833
Loss recorded from remeasurement	13,782
Carrying value as of March 31, 2022	$105,233
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended March 31,
(In thousands)	2022	2021
Research and development	$11,617	$24,375
Selling, general and administrative	17,676	31,315
Total	$29,293	$55,690

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following common share equivalents were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of March 31,
(In thousands)	2022	2021
Options to purchase common stock	12,785	13,859
Unvested restricted common stock	1,918	1,538
Total	14,703	15,397

13. COMMITMENTS AND CONTINGENCIES
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
Securities Litigation
On September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint for violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. On November 7, 2019, plaintiff filed an amended complaint, or the New York Complaint. The New York Complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our November 14, 2017 public stock offering. The New York Complaint purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the results of our APOLLO Phase 3 clinical trial of patisiran. The plaintiff seeks, among other things, the designation of the action as a class action, an award of unspecified compensatory damages, rescissory damages, interest, costs and expenses, including counsel fees and expert fees, and other relief as the court deems appropriate. All defendants filed a joint motion to dismiss the New York Complaint in its entirety on December 20, 2019. On November 2, 2020, the Supreme Court of the State of New York entered a Decision and Order denying defendants’ motion to dismiss. In November 2020, defendants filed a notice of appeal of the Supreme Court's decision to the Appellate Division of the Supreme Court of the State of New York for the First Department. In April 2021, the First Department entered a Decision and Order affirming in part and reversing in part the Supreme Court’s decision. In June 2021, defendants filed a motion in the First Department seeking reargument or, in the alternative, for leave to appeal to the New York Court of Appeals. In August 2021, the parties reached an agreement in

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
principle to resolve the matter. At a hearing on April 12, 2022, the Supreme Court of the State of New York granted final approval to the settlement. Proceedings in the First Department were adjourned until April 2022, pending final approval of any settlement, and were withdrawn as a result of final approval on April 18, 2022.
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
Patent Infringement Lawsuits
In March 2022, we filed separate lawsuits in the U.S. District Court for the District of Delaware against (1) Pfizer, Inc. and its subsidiary Pharmacia & Upjohn Co. LLC, collectively referred to as Pfizer, and (2) Moderna, Inc., and its subsidiaries ModernaTX, Inc., and Moderna US, Inc., collectively referred to as Moderna. The lawsuits seek damages for infringement of U.S. Patent No. 11,246,933, or ‘933 Patent, in Pfizer’s and Moderna’s manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. The patent relates to the Company’s biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
We are seeking judgment that each of Pfizer and Moderna is infringing the ‘933 Patent, as well as damages adequate to compensate for the infringement, but in no event less than a reasonable royalty for the unlicensed uses made of our patented lipids by Pfizer and Moderna, together with interest and costs as may be awarded by the court. As stated in the filed complaints, we are not seeking injunctive relief in these lawsuits.
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification obligations as of March 31, 2022.

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
Our research and development strategy is to target genetically validated genes that have been implicated in the cause or pathway of human disease. We utilize a N-acetylgalactosamine (GalNAc) conjugate approach or lipid nanoparticle (LNP) to enable hepatic delivery of siRNAs. For delivery to the central nervous system, or CNS, and the eye (ocular delivery), we are utilizing an alternative conjugate approach based on a hexadecyl (C16) moiety as a lipophilic ligand. We are also advancing approaches for lung, muscle and adipose tissue delivery of siRNAs. Our focus is on clinical indications where there is a high unmet need, a genetically validated target, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval, patient access and commercialization.
In early 2021, we launched our Alnylam P5x25 strategy, which focuses on our planned transition to a top five biotech company, as measured by market capitalization, by the end of 2025. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, while delivering exceptional financial performance.
We currently have four marketed products and 13 clinical programs, including five in late-stage development, across four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. Three of our marketed products are within the Genetic Medicines STAr, ONPATTRO, GIVLAARI and OXLUMO. ONPATTRO is approved by the United States Food and Drug Administration, or FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries, including Brazil. Regulatory filings in other territories are pending and additional filings are planned for 2022 and beyond. GIVLAARI is approved in the U.S. for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several additional countries, including Brazil, Canada, Switzerland and Japan. We have also filed for regulatory approval for givosiran (the non-branded drug name for GIVLAARI) in Colombia and additional regulatory filings are pending or planned for 2022 and beyond. In November 2020, we received regulatory approval for OXLUMO in the U.S. and EU for the treatment of primary hyperoxaluria type 1, or PH1, in all age groups. In June 2021, we received marketing authorization approval for OXLUMO in Brazil for the treatment of PH1 in both children and adult patients. In March 2022, we announced that the FDA accepted our supplemental New Drug Application for lumasiran (the non-branded drug name for OXLUMO), for the treatment of advanced PH1. The FDA has set an action date of October 6, 2022, under the Prescription Drug User Fee Act, or PDUFA. Regulatory filings in other territories are pending and additional filings are planned for 2022 and beyond.
Our fourth product, Leqvio (inclisiran), is being developed and commercialized by our partner Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and is in the Cardio-Metabolic Diseases STAr. In December 2021, Leqvio was approved by the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of LDL-C. As of April 2022, Leqvio has been approved in more than 55 countries.
In addition to our marketed products, we have five late-stage investigational programs advancing toward potential commercialization. These programs include our wholly owned programs: lumasiran for the treatment of advanced PH1 and recurrent renal stones; patisiran (the non-branded drug name for ONPATTRO) for the treatment of transthyretin amyloidosis, or ATTR amyloidosis, with cardiomyopathy; vutrisiran for the treatment of ATTR amyloidosis and Stargardt Disease; as well as fitusiran for the treatment of hemophilia, which is being advanced by our partner Genzyme Corporation, a Sanofi Company, or Sanofi, and cemdisiran for the treatment of complement-mediated diseases, which we are advancing as a monotherapy in a Phase 2 study, and our partner Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing in a Phase 3 study of cemdisiran and pozelimab combination in myasthenia gravis.
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
In January 2022, we reported positive full results for 18-month secondary endpoints and updated safety data from the HELIOS-A Phase 3 study of vutrisiran in patients with hATTR amyloidosis with polyneuropathy. Vutrisiran met all 18-month secondary endpoints, including statistically significant improvements in neuropathy impairment, quality of life, gait speed, nutritional status and overall disability, relative to external placebo data from the APOLLO Phase 3 study of patisiran. Additionally, vutrisiran continued to demonstrate an encouraging safety and tolerability profile. Previously, in January 2021, we reported positive topline results from our HELIOS-A Phase 3 study of vutrisiran, and in April 2021, based on the positive HELIOS-A data, we submitted an NDA for vutrisiran, which was accepted by the FDA. The FDA initially set an action date of April 14, 2022 under PDUFA. In April 2022, we announced that the FDA extended the review timeline of the NDA for vutrisiran to allow for review of newly added information related to a new secondary packaging and labeling facility. The updated PDUFA goal date to allow for this review is July 14, 2022. No additional clinical data have been requested by the FDA. Vutrisiran is also under review by the European Medicines Agency, or EMA, the Brazilian Health Regulatory Agency and the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA.
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
We have incurred significant losses since we commenced operations in 2002 and as of March 31, 2022, we had an accumulated deficit of $5.68 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses, however we expect 2019 represents our peak net loss year as we transition towards a self-sustainable financial profile. We anticipate that our operating results will continue to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of March 31, 2022, we generate worldwide product revenues from three commercialized products, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S., Europe and Japan. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, GIVLAARI, OXLUMO or any other approved products in the future. A portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Vir and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances. Such alliances include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our partner Novartis, as well as proceeds from the sale of equity or debt.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. More recently, other, more infectious, variants of COVID-19 have been identified, which continue to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current COVID-19 pandemic. Since the onset of the global pandemic in 2020, we have been closely monitoring the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 caused us to modify our business practices, including implementing a temporary global work from home policy in March 2020 for all employees who were able to perform their duties remotely and temporarily restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19 and variants thereof. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on vaccination rates and local guidance, and in October 2021, we formally re-opened our offices in the U.S., following openings in other territories, to those employees who have been fully vaccinated or qualified for an approved exemption. The effects of the COVID-19 pandemic continue to evolve and, at this time, we cannot predict when certain restrictions that remain in place to protect our employees, customers and patients will no longer be needed. Recognizing that local conditions vary for our offices around the world and that the trajectory of the virus continues to be uncertain, we may adjust our plans for employees returning to our offices as deemed necessary. Since early 2021, global vaccination efforts have been underway to control the pandemic. However, due to the speed and fluidity with which the COVID-19 pandemic continues to evolve, and the emergence of highly contagious variants, we do not yet know the full extent of the impact of COVID-19 on our business operations. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof. We will continue to work diligently with our partners and stakeholders to support patient access to our approved medicines, advance our product candidates under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensure the continuity of our manufacturing and supply chain. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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
The chart below is a summary of our commercial products and late- and early-stage development programs as of April 2022. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):

- ● Genetic Medicines
- ● Cardio-Metabolic Diseases
- ● Infectious Diseases
- ● CNS/Ocular Diseases

Drug	Indication	EARLY/MID-STAGE (IND/CTA Filed-Phase 2)	LATE STAGE (Phase 2-Phase 3)	REGISTRATION/ COMMERCIAL[1] (OLE/Phase 4/IIS/registries)	COMMERCIAL RIGHTS
	hATTR Amyloidosis with PN[2]			● (Genetic Medicines)	Global
	Acute Hepatic Porphyria[3]			● (Genetic Medicines)	Global
	Primary Hyperoxaluria Type 1[4]			● (Genetic Medicines)	Global
Leqvio® (inclisiran)	*Hypercholesterolemia*[5]			● (Cardio-Metabolic Diseases)	Milestones & up to 20% Royalties[6]
Vutrisiran*	*hATTR Amyloidosis with PN*			● (Genetic Medicines)	Global
Patisiran	*ATTR Amyloidosis with CM*		● (Genetic Medicines)		Global
Vutrisiran*	*ATTR Amyloidosis with CM*		● (Genetic Medicines)		Global
Vutrisiran[7]*	*Stargardt Disease*		○		Global
Fitusiran*	*Hemophilia*		● (Genetic Medicines)		15-30% Royalties
Lumasiran	*Severe PH1* *Recurrent Renal Stones*	● (Cardio-Metabolic Diseases)		● (Genetic Medicines)	Global
Cemdisiran (+/- Pozelimab)[8]*	*Complement-Mediated Diseases*		● (Genetic Medicines)		50-50; Milestone/Royalty
Belcesiran[9]*	*Alpha-1 Liver Disease*	● (Genetic Medicines)			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[10]*	*Hepatitis B Virus Infection*	● (Infectious Diseases)			50-50 option post-Phase 2
Zilebesiran (ALN-AGT)*	*Hypertension*	● (Cardio-Metabolic Diseases)			Global
ALN-HSD*	*NASH*	● (Cardio-Metabolic Diseases)			50-50
ALN-APP*	*Alzheimer's Disease;* *Cerebral Amyloid Angiopathy*	● (CNS/Ocular Diseases)			50-50
ALN-XDH*	*Gout*	● (Cardio-Metabolic Diseases)			Global

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

During the first quarter of 2022 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
ONPATTRO
•We achieved ONPATTRO global net product revenues for the first quarter of 2022 of $137.0 million.
GIVLAARI
•We achieved GIVLAARI global net product revenues for the first quarter of 2022 of $35.3 million.
OXLUMO
•We achieved OXLUMO global net product revenues for the first quarter of 2022 of $14.6 million.
Leqvio
•Our partner, Novartis, continued the launch of Leqvio in the U.S. and in other markets, with focus on patient on-boarding, removing access hurdles and driving urgency to treat.
•Leqvio is now approved in more than 55 countries, with most awaiting reimbursement.
Late-Stage Clinical Development
•We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis and Stargardt disease:
◦Reported positive results for 18-month endpoints and safety from the HELIOS-A Phase 3 study in hATTR amyloidosis patients with polyneuropathy; and
◦Announced that the FDA extended the review timeline of the NDA for vutrisiran to July 14, 2022, to allow for review of newly added information related to the new secondary packaging and labeling facility.
•We continued to advance lumasiran for the treatment of PH1 and in development for the treatment of recurrent kidney stone disease:
◦Announced FDA acceptance of our supplemental NDA for OXLUMO for the treatment of advanced PH1, with a PDUFA goal date of October 6, 2022; and
◦Submitted a Type II variation for lumasiran to amend the label to further inform on the use of lumasiran in patients with advanced PH1, which is undergoing review by the Committee for Medicinal Products for Human Use with a decision expected by year-end.
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
Our collaboration strategy is to form alliances that create significant value for ourselves and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our CNS/Ocular Disease pipeline, in April 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing disease targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. In July 2020, Regeneron exercised its co-development/co-

commercialization option on our first CNS-targeted development candidate, ALN-APP, an investigational RNAi therapeutic in development for the treatment of hereditary cerebral amyloid angiopathy and autosomal dominant Alzheimer’s Disease, which we are leading. We are also advancing multiple other programs with Regeneron.
With respect to our Cardio-Metabolic pipeline, in March 2013, we entered into an exclusive, worldwide license with MDCO (acquired by Novartis AG in January 2020) pursuant to which MDCO was granted the right to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9 for the treatment of hypercholesterolemia and other human diseases, including inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for nonalcoholic steatohepatitis, or NASH, and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In April 2020, we entered into a development and commercialization collaboration with Dicerna to advance investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin deficiency-associated liver disease, or alpha-1 liver disease.
With respect to our Hepatic Infectious Disease pipeline, in October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection. In March 2020, we announced an expansion of our exclusive licensing agreement with Vir to include the development and commercialization of RNAi therapeutics targeting SARS-CoV-2, the virus that causes the disease COVID-19, which we further expanded in April 2020 to include up to three additional targets focused on host factors for SARS-CoV-2, including angiotensin converting enzyme-2, and transmembrane protease, serine 2, and potentially a third mutually selected host factor target. In July 2021, we notified Vir that we elected to discontinue ALN-COV, in development for the treatment of COVID-19, and all other COVID-19 research and development activities, based on a portfolio prioritization in view of the availability of highly effective vaccines and alternative treatment options. Following such discontinuation of COVID-19 related activities, we have no further obligations to work on the COVID-related targets and Vir has no further rights to such targets under our exclusive licensing agreement.
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
We intend to continue to evaluate and explore partnership opportunities through collaboration and licensing arrangements, and may enter into new collaborations to advance certain products or disease areas. For example, in January 2022, we announced that we and Novartis agreed to collaborate on the discovery and development of an siRNA-based targeted therapy to restore functional liver cells in patients with end-stage liver diseases.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on February 10, 2022. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Total revenues	$213,259	$177,566	$35,693	20%
Operating costs and expenses	$359,991	$363,820	$(3,829)	(1)%
Loss from operations	$(146,732)	$(186,254)	$39,522	(21)%
Net loss	$(240,341)	$(200,291)	$(40,050)	20%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Net product revenues	$186,872	$135,769	$51,103	38%
Net revenues from collaborations	25,945	41,797	(15,852)	(38)%
Royalty revenue	442	—	442	N/A
Total	$213,259	$177,566	$35,693	20%
Net Product Revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
ONPATTRO
United States	$62,307	$49,471	$12,836	26%
Europe	53,181	40,653	12,528	31%
Rest of World (primarily Japan)	21,521	11,827	9,694	82%
Total	$137,009	$101,951	$35,058	34%

GIVLAARI
United States	$23,675	$17,762	$5,913	33%
Europe	9,688	6,873	2,815	41%
Rest of World	1,914	38	1,876	4,937%
Total	$35,277	$24,673	$10,604	43%

OXLUMO
United States	$5,412	$1,408	$4,004	284%
Europe	8,158	7,737	421	5%
Rest of World	1,016	—	1,016	N/A
Total	$14,586	$9,145	$5,441	59%

Total net product revenues	$186,872	$135,769	$51,103	38%
Net product revenues increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, as a result of increased patients on ONPATTRO, GIVLAARI, and OXLUMO therapies, offset by an unfavorable impact from foreign exchange rates on our international revenues.
We expect net product revenues to increase during 2022, as compared to 2021, as we continue to add new patients onto our commercial products as well as launch our approved products into additional markets, assuming regulatory approvals.

Please read Note 3 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q for balances and activity in each product revenue allowance and reserve category for the three months ended March 31, 2022 and 2021.
Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Regeneron Pharmaceuticals	$12,412	$30,343	$(17,931)	(59)%
Novartis AG	13,136	8,111	5,025	62%
Vir Biotechnology	263	2,822	(2,559)	(91)%
Other	134	521	(387)	(74)%
Total	$25,945	$41,797	$(15,852)	(38)%
Net revenues from collaborations decreased during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to a decrease in revenue recognized in connection with our collaboration agreement with Regeneron, attributed to reduce manufacturing activities.
We earn royalty revenue from global net sales of Leqvio by our partner, Novartis. In December 2020, Leqvio received marketing authorization from the EC for the treatment of adults with hypercholesterolemia or mixed dyslipidemia, and in December 2021, Leqvio was approved by the FDA for the treatment of adults with HeFH or ASCVD. During the quarter ended March 31, 2022, we recorded $0.4 million in royalty revenue.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors including the level of work reimbursed by partners, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. As a result, there may be variability in revenue recognized from collaborations and royalties in 2022.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Cost of goods sold	$23,457	$23,023	$434	2%
Cost of collaborations and royalties	12,170	8,039	4,131	51%
Research and development	169,893	185,899	(16,006)	(9)%
Selling, general and administrative	154,471	146,859	7,612	5%
Total	$359,991	$363,820	$(3,829)	(1)%
Cost of goods sold.
Cost of goods sold as a percentage of net product revenues decreased to 12.6% for the three months ended March 31, 2022, as compared to 17.0% for the three months ended March 31, 2021, primarily due to decreased royalties paid to third parties and decreased intangible amortization as a result of third party patent expiry.
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
Cost of collaborations and royalties
Cost of collaborations and royalties increased during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase in GalNAc material supply to Novartis to support its continued, global launch of Leqvio, as well as its ongoing clinical trials.
We expect cost of collaborations and royalties to remain relatively consistent during 2022, as compared to 2021, due to consistency in planned GalNAc material to be supplied to Novartis to support the manufacturing of Leqvio.

Research and development.
Research and development expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Clinical research and outside services	$76,880	$87,411	$(10,531)	(12)%
Compensation and related	51,300	48,372	2,928	6%
Stock-based compensation	11,617	24,375	(12,758)	(52)%
Occupancy and all other costs	30,096	25,741	4,355	17%
Total	$169,893	$185,899	$(16,006)	(9)%
Research and development expenses decreased during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to the following:
•Decreased clinical manufacturing activity; and
•Decreased stock-based compensation expense primarily due to the accounting for certain performance-based awards.
During the three months ended March 31, 2022 and 2021, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical expenses, including manufacturing of clinical product.
The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended March 31,
(In thousands)	2022	2021
Regeneron Pharmaceuticals	$11,367	$17,128
Vir Biotechnology	298	2,543
Other	60	925
Total	$11,725	$20,596
Selling, general and administrative.
Selling, general and administrative expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Compensation and related	$60,283	$56,072	$4,211	8%
Consulting and professional services	44,461	36,706	7,755	21%
Stock-based compensation	17,676	31,315	(13,639)	(44)%
Occupancy and all other costs	32,051	22,766	9,285	41%
Total	$154,471	$146,859	$7,612	5%
Selling, general and administrative expenses increased during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to the following:
•Increased legal expenses, charitable contributions and other expenses to support our strategic growth.
Offset by:
•Decreased stock-based compensation expense primarily due to the accounting for certain performance-based awards.
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

Other (Expense) Income.
Other (expense) income consists of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense	$(42,362)	$(32,515)	$(9,847)	30%
Interest income	1,012	450	562	125%
Other (expense) income, net
Realized and unrealized (losses) gains on marketable equity securities	(31,161)	47,016	(78,177)	(166)%
Change in fair value of development derivative liability	(13,782)	(18,253)	4,471	(24)%
Other	(6,331)	(9,719)	3,388	(35)%
Total	$(92,624)	$(13,021)	$(79,603)	611%
Total other expense increased during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to realized and unrealized losses on our marketable equity securities holdings.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net loss	$(240,341)	$(200,291)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:	129,111	90,497
Changes in operating assets and liabilities	(59,963)	(125,866)
Net cash used in operating activities	(171,193)	(235,660)
Net cash (used in) provided by investing activities	(147,419)	71,352
Net cash provided by financing activities	34,956	51,177
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,238)	(3,910)
Net decrease in cash, cash equivalents and restricted cash	(285,894)	(117,041)
Cash, cash equivalents and restricted cash, beginning of period	822,153	499,046
Cash, cash equivalents and restricted cash, end of period	$536,259	$382,005
Operating activities
Net cash used in operating activities decreased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to decreased cash disbursements related to working capital payments and stronger cash receipts from increased product sales.
Investing activities
Net cash used in investing activities increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to increased purchases of marketable debt securities.
Financing activities
Net cash provided by financing activities decreased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a decrease of $19.9 million in net proceeds from the issuance of common stock in connection with stock option exercises and other types of equity.
Additional Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of March 31, 2022, have received regulatory approval and commercially launched three products: ONPATTRO, GIVLAARI and OXLUMO. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products, including vutrisiran, or successfully expand the indication for our approved products, including OXLUMO, ONPATTRO (and vutrisiran, if approved), in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities
Our expected working and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2022, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2021 Annual Report on Form 10-K.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2022, together with the cash we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, will be sufficient to enable us to advance our long-term strategic goals for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO, GIVLAARI and OXLUMO, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates, including vutrisiran.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, there have been no significant changes to the financial market risks described as of December 31, 2021. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read Note 13, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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
•The marketing and sale of ONPATTRO, GIVLAARI, OXLUMO or any future products, including vutrisiran, may be unsuccessful or less successful than anticipated and we may be unable to expand the indication for OXLUMO, ONPATTRO, or, if approved, vutrisiran.
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
•If we become involved in intellectual property litigation or other proceedings related to a determination of rights, including our ongoing patent infringement litigation against Pfizer, Inc., or Pfizer, and Moderna, Inc., we could incur substantial costs and expenses, and in the case of such litigation or proceedings against us, substantial liability for damages or be required to stop our product development and commercialization efforts.
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
In response to the spread of COVID-19, we took, and have continued to take, both temporary and ongoing precautionary measures, intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy in early March 2020 for nearly all employees who were able to perform their duties remotely. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on COVID-19 vaccination rates and local guidance, and in October 2021, we formally re-opened our U.S. offices, and implemented a mandatory vaccination policy requiring all U.S. employees and contractors to be fully vaccinated, subject to certain medical and religious accommodations. Working arrangements for many of our employees differ from the arrangements before the COVID-19 pandemic, and we expect a number of employees will continue to work in a remote capacity or a hybrid of in-person and remote work. We may face several challenges or disruptions as we continue our return to the workplace transition, including re-integration challenges for our employees, and our hybrid of in-person and remote work option may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. We cannot predict when certain restrictions that are in place to protect our employees can be further reduced or will no longer be needed. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, could adversely impact our business operations.
As the pandemic continues, and if conditions worsen or if the duration of the pandemic extends significantly, we may experience disruptions that could impact our business and operations, including our ability to successfully commercialize our approved products, and we may not be able to meet expectations with respect to commercial sales. In addition, we may also experience decreased patient demand for our approved products if current or potential patients decide to delay treatment as a result of the COVID-19 or a future pandemic. Business interruptions from the current or future pandemics, including staffing shortages, raw material or other supply chain shortages, production slowdowns and disruptions in delivery systems, may also adversely impact the third parties we or our partners rely on in the U.S. and abroad to sufficiently manufacture our approved products and to produce product candidates in quantities we require, which may impair our commercialization efforts, our research and development activities and the potential commercialization of our product candidates.
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
The marketing and sale of ONPATTRO, GIVLAARI, OXLUMO or any future products, including vutrisiran, may be less successful than anticipated, and we may be unable to expand the indication for OXLUMO, ONPATTRO, or, if approved, vutrisiran.
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval and launched ONPATTRO in several additional territories. In 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA and has since received approval in several additional territories, and in 2020, the FDA and EMA approved our third product, OXLUMO, which received additional regulatory approvals in 2021. We also have several product candidates in late-stage clinical development, including vutrisiran, which is currently under review by the FDA, and has an updated PDUFA date of July 14, 2022 to allow for the FDA's review of newly added information to the NDA related to a new secondary packaging and labeling facility. While we have commercially launched three products, we cannot predict whether we will successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. To execute our business plan of building a profitable, top five biotech company over the next 5 years and achieving our Alnylam P5x25 strategy and the metrics associated with such strategy, in addition to successfully marketing and selling our approved products we will need to successfully:

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
If we are unsuccessful in accomplishing the objectives set forth above, we may not be able to develop product candidates, successfully commercialize our approved products or any future products, raise capital, if needed, repay the debt we incurred under the Credit Agreement (as defined below) with Blackstone, expand our business, achieve financial self-sustainability or continue our operations.
We have a history of losses and may never become and remain consistently profitable.
We have experienced significant operating losses since our inception. As of March 31, 2022, we had an accumulated deficit of $5.68 billion. Although to date we have launched three products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2022 and beyond, we may never attain profitability or positive cash flow from operations. For the three months ended March 31, 2022, we recognized $186.9 million in net product revenues from sales of ONPATTRO, GIVLAARI and OXLUMO. While our full year operating loss for 2021 and 2020 each improved relative to the prior year, marking 2019 as our peak operating loss year, we expect to continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self-sustainability by the end of 2025. While we believe the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies, including Novartis and Regeneron. We cannot be certain that we will be able to maintain our existing alliances, secure and maintain new alliances, meet the obligations, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances. Moreover, we cannot be certain that our partners, including Novartis, will continue to successfully execute their obligations under our alliance agreements and generate additional revenues for us.
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
We have used substantial funds to develop our RNAi technologies and will require substantial funds to conduct further research and development, including pre-clinical testing and clinical trials of our product candidates, and to manufacture, market and sell our three approved products and any other products that are approved for commercial sale. Because the length of time or activities associated with successful development of our product candidates, including vutrisiran and zilebesiran, may be greater than we anticipate, we are unable to estimate the actual funds we will require to develop and commercialize them.
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
•the impact of COVID-19 or the ongoing conflict in Ukraine on the initiation or completion of pre-clinical studies or clinical trials and the supply of our products or product candidates;
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
In April 2020, we entered into a credit agreement, or Credit Agreement, for up to $750.0 million among us, certain of our subsidiaries (together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP (now Blackstone Alternative Credit Advisors LP) and certain other affiliates of Blackstone, and the other lenders from time to time party thereto and Wilmington Trust, National Association, as the administrative agent for the lenders. The Credit Agreement provided for a senior secured delayed draw term loan facility, funded in three tranches, or Term Loans, each tranche as requested by certain dates specified in the Credit Agreement, and subject to customary terms and conditions in the case of each tranche. The Term Loans mature seven years from the date of the first draw, and bear interest at a variable rate. All obligations under the Credit Agreement are secured, subject to certain exceptions, by security interests in certain assets, including the intellectual property owned by us relating to ONPATTRO, GIVLAARI and vutrisiran, the equity interests held by the Loan Parties in their subsidiaries, all of our ownership of the inclisiran royalty remaining after the royalty purchase and material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment. The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. In August 2020, in connection with execution of the funding agreement for the clinical development of vutrisiran and zilebesiran (formerly ALN-AGT), or Funding Agreement, we entered into the First Amendment to the Credit Agreement. The First Amendment added certain intellectual property owned by us relating to zilebesiran as collateral under the Credit Agreement, as amended, and made certain other amendments related thereto and the Funding Agreement. We have drawn down the full $700.0 million available under the Credit Agreement. Our ability to satisfy our obligations under the Credit Agreement, as amended, and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we default on our Term Loans, we may not be able to replace the financing commitment on favorable terms, or at all.

The terms of any financing we may be required to pursue in the future notwithstanding the funds due or available to us from Blackstone may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. For example, pursuant to our stock purchase agreement with Blackstone, we agreed to register the resale of the shares purchased on a registration statement. In addition, subject to certain conditions, Blackstone will be entitled to participate in registered underwritten public offerings by us if other selling stockholders are included in the registration.
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
Geopolitical risks associated with the ongoing military conflict between Russia and Ukraine could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.
In late February 2022, Russia commenced a military invasion of Ukraine, and sustained conflict and disruption in the region is likely. The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
Sanctions imposed by the U.S., EU, and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. As the conflict in Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures relating to Russia.
Additionally, the ongoing conflict in Ukraine may disrupt the ability of our commercial research organizations, or CROs, to conduct clinical trials at certain sites in Ukraine. Moreover, enrollment and retention of clinical trial participants may be adversely affected. For example, due in part to the ongoing situation in Ukraine as well as impacts related to COVID-19, we now expect to complete enrollment in the KARDIA-1 Phase 2 monotherapy study of zilebesiran in patients with mild-to-moderate hypertension in mid-2023. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete our clinical trials on schedule. However, interruptions of our clinical trials could significantly delay our clinical development plans and potential authorization or approval of our product candidates, which could increase our costs and jeopardize our ability to successfully commercialize our product candidates.
We expect our operating results to fluctuate in future periods, which may adversely affect our stock price.
Our quarterly operating results have fluctuated in the past, and may continue to do so in the future. Our operating results may fluctuate due to the impact of the COVID-19 and related variants or a future pandemic, the level of success of our commercial efforts and resulting revenues, as well as the variable nature of our operating expenses as a result of the timing and magnitude of expenditures. For example, due to the impact of the COVID-19 pandemic, combined net product revenues in the first quarter of 2022 for our commercially approved products were negatively impacted. In addition, in one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could substantially decline.
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
Further, from time to time we issue financial guidance relating to our expectations regarding our combined product sales, collaboration and royalty revenues, and GAAP and non-GAAP research and development and selling, general and administrative expenses, and expectations for our cash, cash equivalents and marketable securities available for operations, which guidance is based on estimates and the judgment of management. If, for any reason, our revenues and/or expenses differ materially from our guidance or we utilize our cash more quickly than anticipated, we may have to adjust our publicly announced financial guidance. For example, in April 2022, we decreased our 2022 guidance range for combined net product revenues. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.
The investment of our cash, cash equivalents and marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of March 31, 2022, we had $2.24 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
We may not be successful in entering into future alliances on terms favorable to us due to various factors, including our ability to demonstrate improved product profiles from our new technologies, including our IKARIA and GEMINI platforms, our ability to successfully demonstrate proof-of-concept for our technology in humans in certain tissues or disease areas, including our alternative conjugate approach for delivering CNS or ocular product candidates or other extrahepatic approaches, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have third parties manufacture RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. For example, the occurrence of a fatal thrombotic serious adverse event, or SAE, in our fitusiran study in 2017 and a subsequent pause in dosing and enrollment in fitusiran clinical studies in 2020 could contribute to further concerns about the safety of specific therapeutic candidates or therapeutic candidates for specific diseases. Even when we succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property, we are unable to secure adequate reimbursement from payors or sales of an approved drug are lower than we expected.
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

The manufacturing process for our approved products and any other products that we may develop, is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborators' product candidates. For example, in April 2022, due to an amendment to our existing regulatory submission to address a pending inspection classification at a third-party secondary packaging and labeling facility, the FDA extended the review timeline of the NDA for vutrisiran by 3 months. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply.
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
We rely on independent clinical investigators, CROs, and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials. We have contracted, and we plan to continue to contract with, certain third parties to provide certain services, including site selection, enrollment, monitoring, auditing and data management services. These investigators and CROs are not our employees and we have limited control over the amount of time and resources they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw their time and resources away from our programs. Although we depend heavily on these parties, we control only certain aspects of their activity and therefore, we cannot be assured that these third parties will adequately perform all of their contractual obligations to us in compliance with regulatory and other legal requirements and our internal policies and procedures. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with applicable good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development, and to implement timely corrective action to any non-compliance. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites, including in connection with the review of marketing applications. If we or any of our CROs fail to comply with applicable GCP requirements, or fail to take any such corrective action, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, the PMDA in Japan or comparable foreign regulatory authorities may require us to take additional action or perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority in the future, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.
If our third-party service providers cannot adequately and timely fulfill their obligations to us for any reason, including due to disruptions caused by the COVID-19 pandemic or the ongoing conflict in Ukraine on their operations or at the sites they are overseeing, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third party to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to meet deadlines, our development plans and/or regulatory reviews for marketing approvals may be delayed or terminated. As a result, our stock price would likely be negatively impacted, and our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate additional revenues could be delayed.
Risks Related to Managing Our Operations

If we are unable to attract and retain qualified key management and scientists, development, medical and commercial staff, consultants and advisors, in particular following our recent leadership transition, our ability to implement our business plan may be adversely affected.
We are highly dependent upon our senior management and our scientific, clinical, sales and medical staff. We recently underwent our first leadership transition as a publicly traded company with commercial operations, and we believe our current management team is well-positioned to execute our strategy. Nonetheless, this recent leadership transition may be viewed negatively by employees, investors and/or our strategic partners. Moreover, attrition associated with this transition could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price. Our employment arrangements with our key personnel are terminable without notice. We do not carry key person life insurance on any of our employees.
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
The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics (including COVID-19), terrorism, war (including the ongoing conflict in Ukraine), and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our product candidates could be delayed.
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
Since the expiry of the Transition Period, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). For a period of two years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, the UK medicines regulator, may rely on a decision taken by the EC on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. Any new divergent regulations in Great Britain and the EU could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. Any of these longer-term effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

Risks Related to Our Industry
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates and the Commercialization of Our Approved Products
Any product candidates we or our partners develop may fail in development or be delayed to a point where they do not become commercially viable.
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have multiple programs in clinical development, including internal and partnered programs in Phase 3 development, as well as several earlier-stage clinical programs. In January 2021, we announced positive topline results from the HELIOS-A Phase 3 study of vutrisiran, an investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis. Based on these positive results in patients with hATTR amyloidosis with polyneuropathy, we submitted an NDA for vutrisiran with the FDA in April 2021, which was accepted by the FDA with an initial action date of April 14, 2022 under PDUFA. In September 2021, we presented additional 9-month data from the HELIOS-A Phase 3 study of vutrisiran, and submitted an MAA in the EU with the EMA. Further, in January 2022, we reported positive full results for 18-month endpoints and safety from the HELIOS-A Phase 3 study of vutrisiran. In April 2022, we announced that the FDA extended the review timeline of the NDA for vutrisiran to allow for review of newly added information related to the new secondary packaging and labeling facility. The updated PDUFA goal date to allow for this review is July 14, 2022. No additional clinical data have been requested by the FDA. We are also conducting additional Phase 3 trials of vutrisiran and patisiran in ATTR patients with cardiomyopathy. However, we may not be able to further advance these or any other product candidate through clinical trials and regulatory approval.
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

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we or our partners may experience difficulty enrolling our clinical trials, including, but not limited to, the ongoing clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. In addition, in November 2018 we announced that due to recruitment challenges, we had discontinued a Phase 2 study of cemdisiran in atypical hemolytic uremic syndrome and are focusing our cemdisiran clinical development efforts in a different indication. Delays or difficulties in patient enrollment, including the enrollment delays in our KARDIA-1 Phase 2 monotherapy study of zilebesiran resulting from the ongoing situation in Ukraine, or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, including the impact of public health emergencies such as the COVID-19 pandemic, can result in increased costs, longer development times or termination of a clinical trial.
Although our investigational RNAi therapeutics have been generally well-tolerated in our clinical trials to date, new safety findings may emerge. For example, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 open label extension study. More recently, in October 2020, Sanofi voluntarily paused dosing in all ongoing fitusiran clinical studies to assess reports of non-fatal thrombotic events in patients participating in the ATLAS Phase 3 program. Following an assessment of available data and alignment with regulators, patients restarted on fitusiran under amended protocols in ongoing adolescent and adult clinical studies. In October 2021, Sanofi announced that a potential filing date for fitusiran has been moved to 2024 due to the introduction of a lower dose cohort in the ongoing phase 3 studies.
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
•delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials, including as a result of the COVID-19 pandemic and the ongoing conflict in Ukraine;

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
Because the drugs we or our partners are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our partners may submit. Moreover, the FDA may respond to these submissions by defining requirements we or our partners may not have anticipated. Such responses could lead to significant delays and increased costs in the development of our or our partnered product candidates. In addition, because there may be approved treatments for some of the diseases for which we or our partners may seek approval, or treatments in development which are approved by the time we or they apply for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies due to the COVID-19 pandemic, may impact the review, inspection and approval timelines for our or our partnered product candidates. During the COVID-19 public health emergency, the FDA has worked to ensure timely reviews of applications for medical products in line with its user fee performance goals and conduct mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. In July 2021, Novartis announced that the resubmission to the FDA of the inclisiran NDA to address the complete response letter was filed, and the FDA approved Leqvio (which is the trade name under which inclisiran will be marketed in the U.S.) in December 2021. The delay in the approval of Leqvio resulted in delayed milestone and royalty revenue to us. Any similar interruption or delay by the FDA, EMA or comparable foreign regulatory agency could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates, including vutrisiran, which could have a material adverse effect on our financial results. For instance, the FDA may request additional clinical or other data or information in connection with the regulatory review of our or our partners’ product candidates, including vutrisiran, including by issuing a complete response letter which may require that we or our partners’ submit additional clinical or other data or impose other conditions that must be met in order to secure final approval of our or our partners’ NDA applications, including potentially requiring a facility inspection. Even if such data and information are submitted, or any such inspection is completed, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.
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
The CMO and manufacturing facilities we use to make our approved products and certain of our current product candidates, including our Cambridge facility, our Norton facility, as well as facilities at Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility were subject to regulatory inspection by the FDA and the EMA in connection with the review of our applications for regulatory approval for ONPATTRO and GIVLAARI, and may be subject to similar inspection in connection with any subsequent applications for regulatory approval of one or more of our products filed in other territories. The discovery of any new or previously unknown problems with our facilities or our CMOs, or our or their manufacturing processes or facilities, may result in restrictions on the drug or CMO or facility, including delay in approval or, in the future, withdrawal of the drug from the market. For example, due to a routine inspection by the FDA at a CMO facility that resulted in a pending inspection classification, we amended our existing regulatory submission for vutrisiran, which delayed our PDUFA goal date by 3 months. We have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for commercial use. In addition, in 2020, we completed construction of a cGMP manufacturing facility for drug substance for clinical and, eventually, commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials, or we may contract a third party to manufacture this material for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the CMO for regulatory compliance.
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
In addition to our medical education efforts, we also offer patient support services to assist patients receiving treatment with our commercially approved products. Manufacturers have increasingly become the focus of government investigation of patient support programs based on allegations that through such services illegal inducements are provided to physicians and/or patients, leading to improper utilization of government resources through Medicare, Medicaid and other government programs. Companies that are found to have violated laws such as the federal Anti-Kickback Statute and/or the federal False Claims Act, or FCA, face significant liability, including civil and administrative penalties, criminal sanctions, and potential exclusion from participation in government programs.
As described above, we remain focused on our global compliance program, which is designed to support the execution of these programs and activities in compliance with applicable laws.
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
Our ability to commercialize our approved products or any future products, including vutrisiran, successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. One or more of our approved products and other products for which we are able to obtain marketing approval, including vutrisiran, may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell such product(s) or any future products, including vutrisiran on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into at least 40 value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payers on these agreements is also intended to provide more certainty to them for their investment and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 8.5% currently)

absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. In response, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the Most Favored Nation, or MFN, Model may materially and adversely affect the price we receive for any of our commercially approved products. Further, on November 20, 2020, the Centers for Medicare and Medicaid Services, or CMS, issued an Interim Final Rule implementing the MFN Model under which Medicare Part B reimbursement rates will be calculated for certain drugs based on the lowest price drug manufacturers receive in OECD countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 29, 2021, CMS rescinded the proposed MFN rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 21, 2021, PhRMA sued the HHS in the U.S. District Court for the District of Columbia, to stop the implementation of the rule claiming that the rule contradicts federal law surrounding Medicaid rebates. It is unclear how the outcome of this litigation will affect the rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our approved products or any of our product candidates for which we may obtain regulatory approval, including vutrisiran, or the frequency with which our products or any future product, including vutrisiran, is prescribed or used.

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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. From time to time, we may engage third parties to conduct clinical trials outside of the U.S., to sell our products abroad, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
•European Privacy Laws including Regulation 2016/679, known as the General Data Protection Regulation, or the EU GDPR, as transposed into the laws of the UK, the UK GDPR, collectively referred to as the GDPR, and the e-Privacy Directive (202/58/EC), and the national laws implementing each of them, as well as the privacy laws of Japan and other territories. Failure to comply with our obligations under the privacy regime could expose us to significant fines and/or adverse publicity, which could have material adverse effects on our reputation and business.
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
Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EU to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. In the past, companies in the U.S. were able to rely upon the EU-

U.S. and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers from the EU and the UK to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the New SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and also raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland. While SCCs provide an alternative to our Privacy Shield certification for EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general. Any inability to transfer personal data from the EU to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. The UK is not subject to the EC’s new SCCs but has published its own transfer mechanism, the International Transfer Agreement, which enables transfers from the UK. On March 25, 2022, The EC and the US announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which will replace the invalidated Privacy Shield. However, no formal text has been issued yet.
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
If other federal spending is reduced, any budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, or NIH, to continue to function. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell our approved products and any other products we may develop, including vutrisiran.
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
We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Stanford University, Ionis, the Massachusetts Institute of Technology, or MIT, Whitehead Institute for Biomedical Research, or Whitehead, Max Planck Innovation GmbH (formerly known as Garching Innovation GmbH), or Max Planck, Arbutus Biopharma Corp. or Arbutus, and Dicerna. We also intend to enter into additional licenses to third-party intellectual property in the future.
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
There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA products marketed by us or our licensees, our late-stage therapeutic candidates being developed by us or our licensees, including vutrisiran, zilebesiran and fitusiran, as well as our other pipeline products. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates or marketed products, or further develop and commercialize future products such as vutrisiran, currently under review with the FDA, or continuing to develop candidates in our pipeline being developed by us or our licensees. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products, including ONPATTRO, GIVLAARI or OXLUMO, or perform research and development or other activities covered by such patents. For example, during 2017 and 2018, Silence Therapeutics, plc, or Silence, filed claims in several jurisdictions, including the High Court of England and Wales, and named us and our wholly owned subsidiary Alnylam UK Ltd. as co-defendants. Silence alleged various claims, including that ONPATTRO infringed one or more Silence patents. There were also a number of related actions brought by us or Silence in connection with this intellectual property dispute. In December 2018, we entered into a Settlement and License Agreement with Silence, resolving all ongoing claims, administrative proceedings, and regulatory proceedings worldwide between us regarding, among other issues, patent infringement, patent invalidity and breach of contract.
If we become involved in intellectual property litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, and in the case of such litigation or proceedings against us, substantial liability for damages or be required to stop our product development and commercialization efforts.
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
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. We and Dicerna settled the ongoing litigation between us in April 2018. In March 2022, we announced that we separately filed suit in United States District Court for the District of Delaware against Pfizer and Moderna, Inc., seeking damages for infringement of U.S. Patent No. 11,246,933 in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. The patent relates to our biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with OXLUMO, our RNAi therapeutic approved in the U.S. and EU for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in development by OxThera AB, reloxaliase an investigational enzyme therapy in Phase 3 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc., and nedosiran, an investigational RNAi therapeutic in development by Dicerna for the treatment of primary hyperoxaluria. In July 2019, the FDA granted a Breakthrough Therapy Designation to nedosiran for the treatment of patients with primary hyperoxaluria, and in August 2021, Dicerna reported positive topline results from its PHYOX2 pivotal clinical trial of nedosiran for the treatment of primary hyperoxaluria. Based on the results of the trial, Novo Nordisk expects to submit an NDA to the FDA in 2022 for the treatment of PH1 in patients aged six years and older. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to lumasiran, and Dicerna’s nedosiran product candidate. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
We face competition from other companies that are working to develop novel drugs and technology platforms using technology similar to ours. If these companies develop drugs more rapidly than we do or their technologies, including delivery technologies, are more effective, our ability to successfully commercialize drugs may be adversely affected.
In addition to the competition we face from competing drugs in general, we also face competition from other companies working to develop novel drugs using technology that competes more directly with our own. We are aware of several other companies that are working to develop RNAi therapeutic products. Some of these companies are seeking, as we are, to develop chemically synthesized siRNAs as drugs. Others are following a gene therapy approach, with the goal of treating patients not with synthetic siRNAs but with synthetic, exogenously-introduced genes designed to produce siRNA-like molecules within cells. Companies working on chemically synthesized siRNAs include, but are not limited to, Takeda Pharmaceutical Company Ltd., or Takeda, Marina Biotech, Inc., Arrowhead Pharmaceuticals Inc, Inc., or Arrowhead, Quark Pharmaceuticals, Inc., or Quark, Silence, Arbutus, Sylentis, S.A.U, or Sylentis, Dicerna and its collaborators, WAVE Life Sciences Ltd., Arcturus Therapeutics Inc., and Genevant Sciences, launched by Arbutus and Roivant Sciences. In addition, we granted licenses or options for licenses to Ionis, Benitec Biopharma Ltd., or Benitec, Arrowhead, Arbutus, Quark, Sylentis and others under which these companies may independently develop RNAi therapeutics against a limited number of targets. Any one of these companies may develop its RNAi technology more rapidly and more effectively than us.
In addition, as a result of agreements that we have entered into, Takeda has obtained a non-exclusive license, and Arrowhead, as the assignee of Novartis, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea Therapeutics, Inc. (acquired by Ionis in October 2020), has received marketing approval for an antisense drug, inotersen that was developed by Ionis, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. Several antisense drugs developed by Ionis have been approved and are currently marketed, and Ionis has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to factors that are beyond our control. The stock market in general has from time to time experienced extreme price and volume fluctuations, and the biotechnology sector in particular has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the clinical development progress or operating performance of these companies, including as a result of adverse development events reported by other companies. For example, the trading price for our common stock and the common stock of other biopharmaceutical companies was highly volatile during the initial stages of the COVID-19 pandemic. The COVID-19 pandemic has continued to evolve, and the extent to which the pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These broad market and sector fluctuations have resulted and could in the future result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.
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
For example, a class action complaint was filed on September 26, 2018 in the United States District Court for the Southern District of New York (and transferred to the United States District Court for the District of Massachusetts by stipulation of the parties and Order of the Court dated November 20, 2018). The complaint, as amended, or the Complaint, alleged that we and our then Chief Executive Officer, former Chief Financial Officer and certain of our other executive officers violated certain federal securities laws, specifically under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiff sought unspecified damages on behalf of a purported class of purchasers of our common stock between September 20, 2017 and September 12, 2018. On March 23, 2020, the Court granted our motion to dismiss and dismissed the Complaint without prejudice, and subsequently in March 2021 denied plaintiffs' motion seeking leave to file a further amended complaint. Plaintiffs did not file a notice of appeal from such denial. This type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business. If we are ultimately required to pay significant defense costs, damages or settlement amounts, in excess of our insurance coverage, such payments could adversely affect our operations.
We may be the target of similar litigation in the future. For example, on September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint alleging violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. While we believe the allegations in the New York State Securities Litigation are without merit, in August 2021 the parties reached an agreement in principle to resolve the matter. At a hearing on April 12, 2022, the Supreme Court of the State of New York granted final approval to the settlement. Proceedings in the First Department were adjourned until April 2022, pending final approval of any settlement, and were withdrawn as a result of final approval on April 18, 2022. Future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial. In addition, we have obligations to indemnify third parties in connection with certain litigation, including the New York State matter, and such obligations are not covered by insurance.
Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.
A small number of our stockholders beneficially own a substantial amount of our common stock. As of March 31, 2022, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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

ITEM 6. EXHIBITS

10.1**#†	Letter Agreement between the Registrant and Indrani L. Franchini dated January 14, 2022
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

ALNYLAM PHARMACEUTICALS, INC.

Date: April 28, 2022	/s/ Yvonne L. Greenstreet, MBChB, MBA
Yvonne L. Greenstreet, MBChB, MBA Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2022	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)