Form 10-Q
period 2022-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2022-07-28
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At July 22, 2022, the registrant had 120,026,559 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

“Alnylam,” ONPATTRO®, GIVLAARI®, OXLUMO®, AMVUTTRA™, Alnylam Act®, Alnylam Assist®, GEMINI™ and IKARIA™ are trademarks and registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•risks related to the direct or indirect impact of the novel coronavirus, or COVID-19, global pandemic, emerging or future variants of COVID-19 or any future pandemic, such as the scope and duration of the pandemic, government actions and restrictive measures implemented in response, the effectiveness of vaccination and booster vaccination campaigns, material delays in diagnoses of rare diseases, initiation or continuation of treatment for diseases addressed by our products, or in patient enrollment in clinical trials, potential clinical trial, regulatory review and inspection or supply chain disruptions, and other potential impacts to our business, the effectiveness or timeliness of steps taken by us to mitigate the impact of the pandemic, our ability to execute business continuity plans to address disruptions caused by the COVID-19 or any future pandemic, and the success and effectiveness of our continued return to office initiatives;
•our views with respect to the potential for approved and investigational RNAi therapeutics, including ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA, Leqvio® (inclisiran), fitusiran and zilebesiran;
•our plans for additional global regulatory filings and the continuing product launches of ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA and our partner's plans with respect to Leqvio;
•our expectations regarding potential market size for, and the successful commercialization of, ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA, Leqvio or any future products;
•our ability to obtain and maintain regulatory approvals and pricing and reimbursement for ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or any future products, and our partners' ability with respect to Leqvio and fitusiran;
•the progress of our research and development programs, including programs in both rare and prevalent diseases;
•our ability to successfully expand the indications for ONPATTRO, AMVUTTRA and OXLUMO in the future;
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
•the status of our manufacturing operations and any delays, interruptions or failures in the manufacture and supply of ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or any of our product candidates (or other products or product candidates being developed and commercialized by our partners), by our or their contract manufacturers or by us or our partners;
•our progress continuing to build and leverage our global commercial infrastructure;
•the possible impact of any competing products on the commercial success of ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA and Leqvio, as well as our product candidates, and, our, or with respect to Leqvio or fitusiran, our partners', ability to compete against such products;
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
This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, including estimates regarding the impact of the ongoing COVID-19 pandemic (or related pandemic caused by coronavirus variants) on our financial statements and business operations. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$575,558	$819,975
Marketable debt securities	1,504,154	1,548,617
Marketable equity securities	30,901	66,972
Accounts receivable, net	142,271	198,571
Inventory	88,976	86,363
Prepaid expenses and other current assets	129,778	88,078
Total current assets	2,471,638	2,808,576
Property, plant and equipment, net	508,201	501,958
Operating lease right-of-use assets	223,921	231,675
Restricted investments	49,390	40,891
Other assets	77,267	60,204
Total assets	$3,330,417	$3,643,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,418	$73,426
Accrued expenses	421,243	395,174
Operating lease liability	41,236	40,548
Deferred revenue	114,292	149,483
Liability related to the sale of future royalties	28,496	37,079
Total current liabilities	657,685	695,710
Operating lease liability, net of current portion	272,016	281,347
Deferred revenue, net of current portion	175,341	152,360
Long-term debt	677,723	675,697
Liability related to the sale of future royalties, net of current portion	1,214,311	1,151,024
Other liabilities	157,301	98,963
Total liabilities	3,154,377	3,055,101
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 120,992 shares issued and outstanding as of June 30, 2022; 120,182 shares issued and outstanding as of December 31, 2021	1,210	1,202
Additional paid-in capital	6,172,990	6,058,453
Accumulated other comprehensive loss	(42,224)	(33,259)
Accumulated deficit	(5,955,936)	(5,438,193)
Total stockholders’ equity	176,040	588,203
Total liabilities and stockholders’ equity	$3,330,417	$3,643,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Operations
Revenues:
Net product revenues	$213,515	$160,811	$400,387	$296,580
Net revenues from collaborations	9,025	59,395	34,970	101,192
Royalty revenue	2,278	347	2,720	347
Total revenues	224,818	220,553	438,077	398,119
Operating costs and expenses:
Cost of goods sold	34,038	30,256	57,495	53,279
Cost of collaborations and royalties	6,770	8,499	18,940	16,538
Research and development	205,712	182,635	375,605	368,534
Selling, general and administrative	169,984	145,323	324,455	292,182
Total operating costs and expenses	416,504	366,713	776,495	730,533
Loss from operations	(191,686)	(146,160)	(338,418)	(332,414)
Other (expense) income:
Interest expense	(42,609)	(33,416)	(84,971)	(65,931)
Other (expense) income, net	(40,378)	(8,755)	(90,640)	10,739
Total other expense, net	(82,987)	(42,171)	(175,611)	(55,192)
Loss before income taxes	(274,673)	(188,331)	(514,029)	(387,606)
Provision for income taxes	(2,729)	(1,228)	(3,714)	(2,244)
Net loss	$(277,402)	$(189,559)	$(517,743)	$(389,850)
Net loss per common share - basic and diluted	$(2.29)	$(1.61)	$(4.29)	$(3.32)
Weighted-average common shares used to compute basic and diluted net loss per common share	120,896	117,772	120,646	117,428

Statements of Comprehensive Loss
Net loss	$(277,402)	$(189,559)	$(517,743)	$(389,850)
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(1,734)	(247)	(8,951)	(248)
Foreign currency translation (loss) gain	(2,459)	825	(83)	7,673
Defined benefit pension plans, net of tax	34	58	69	116
Total other comprehensive (loss) income	(4,159)	636	(8,965)	7,541
Comprehensive loss	$(281,561)	$(188,923)	$(526,708)	$(382,309)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	120,182	$1,202	$6,058,453	$(33,259)	$(5,438,193)	$588,203
Exercise of common stock options, net of tax withholdings	524	5	28,054	—	—	28,059
Issuance of common stock under equity plans	23	—	—	—	—	—
Stock-based compensation expense	—	—	30,051	—	—	30,051
Other comprehensive loss	—	—	—	(4,806)	—	(4,806)
Net loss	—	—	—	—	(240,341)	(240,341)
Balance as of March 31, 2022	120,729	$1,207	$6,116,558	$(38,065)	$(5,678,534)	$401,166
Exercise of common stock options, net of tax withholdings	192	2	13,890	—	—	13,892
Issuance of common stock under equity plans	71	1	8,089	—	—	8,090
Stock-based compensation expense	—	—	34,453	—	—	34,453
Other comprehensive loss	—	—	—	(4,159)	—	(4,159)
Net loss	—	—	—	—	(277,402)	(277,402)
Balance as of June 30, 2022	120,992	$1,210	$6,172,990	$(42,224)	$(5,955,936)	$176,040

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

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(517,743)	$(389,850)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,557	24,406
Amortization and interest accretion related to operating leases	20,458	20,617
Non-cash interest expense on liability related to the sale of future royalties	54,704	57,020
Stock-based compensation	59,764	87,768
Realized and unrealized loss (gain) on marketable equity securities	32,258	(42,582)
Other	63,522	32,352
Changes in operating assets and liabilities:
Accounts receivable, net	46,095	(46,020)
Inventory	(7,274)	(2,021)
Prepaid expenses and other assets	(51,159)	(30,621)
Accounts payable, accrued expenses and other liabilities	19,407	2,374
Operating lease liability	(21,434)	(19,217)
Deferred revenue	(12,167)	(51,742)
Net cash used in operating activities	(294,012)	(357,516)
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,914)	(28,424)
Purchases of marketable securities	(1,096,275)	(514,815)
Sales and maturities of marketable securities	1,134,138	775,978
Other investing activities	(8,575)	(4,363)
Net cash (used in) provided by investing activities	(4,626)	228,376
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	49,626	128,838
Proceeds from development derivative	15,667	8,400
Proceeds from term loan facility	—	250,000
Other financing activities	—	(6,250)
Net cash provided by financing activities	65,293	380,988
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,073)	(2,829)
Net decrease in cash, cash equivalents and restricted cash	(244,418)	249,019
Cash, cash equivalents and restricted cash, beginning of period	822,153	499,046
Cash, cash equivalents and restricted cash, end of period	$577,735	$748,065
Supplemental disclosure of cash flows:
Cash paid for interest	$29,060	$8,350
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$6,518	$11,796
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
As of June 30, 2022, we have five products that have received marketing approval, including one partnered product, and five late-stage investigational programs advancing towards potential commercialization. As of June 30, 2022, we generated worldwide product revenues from three commercialized products, ONPATTRO, GIVLAARI and OXLUMO, primarily in the U.S., Europe and Japan.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2022, together with the cash we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
ONPATTRO
United States	$71,085	$52,391	$133,392	$101,862
Europe	56,787	44,904	109,968	85,557
Rest of World	25,556	16,544	47,077	28,371
Total	$153,428	$113,839	$290,437	$215,790

GIVLAARI
United States	$29,661	$22,368	$53,336	$40,130
Europe	13,894	8,020	23,582	14,893
Rest of World	1,595	242	3,509	280
Total	$45,150	$30,630	$80,427	$55,303

OXLUMO
United States	$7,121	$6,512	$12,533	$7,920
Europe	7,593	9,830	15,751	17,567
Rest of World	223	—	1,239	—
Total	$14,937	$16,342	$29,523	$25,487

Total net product revenues	$213,515	$160,811	$400,387	$296,580
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of June 30, 2022	As of December 31, 2021
Receivables included in “Accounts receivable, net”	$131,269	$124,906

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Regeneron Pharmaceuticals	$14	$46,404	$12,426	$76,747
Novartis AG	8,533	8,908	21,669	17,019
Vir Biotechnology	433	3,978	696	6,800
Other	45	105	179	626
Total	$9,025	$59,395	$34,970	$101,192

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of June 30, 2022	As of December 31, 2021
Receivables included in “Accounts receivable, net”	$9,074	$73,266
Contract liabilities included in “Deferred revenue”	$80,647	$88,627
We recognized revenue of $5.3 million in the six months ended June 30, 2022 and revenue of $29.2 million and $54.5 million in the three and six months ended June 30, 2021, respectively, that was included in the contract liability balance at the beginning of the period. Revenue recognized from amounts included in the contract liability balance at the beginning of the period was immaterial for the three months ended June 30, 2022.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended June 30,
	2022			2021
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$1,677	$365	$9,645	$9,392	$168	$10,883
Other	—	280	177	1,364	497	899
Total	$1,677	$645	$9,822	$10,756	$665	$11,782

	Six Months Ended June 30,
	2022			2021
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$3,114	$987	$18,953	$14,191	$262	$23,118
Other	156	322	337	2,404	708	3,116
Total	$3,270	$1,309	$19,290	$16,595	$970	$26,234
The research and development expenses incurred for the agreements included in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the three and six months ended June 30, 2022 and 2021, we did not incur material selling, general and administrative expenses related to our collaboration agreements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition, we recognized a reduction to our research and development expenses of $3.5 million and $7.4 million for the three and six months ended June 30, 2022, respectively, and of $4.0 million and $9.4 million for the three and six months ended June 30, 2021, respectively, from cost reimbursement due under certain of our collaboration agreements with Regeneron Pharmaceuticals, Inc., or Regeneron, accounted for under Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808.
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
Under the terms of the Regeneron Collaboration, we are working exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial research period of approximately five years, which we refer to as the Initial Research Term. Regeneron has an option to extend the Initial Research Term (referred to as the Research Term Extension Period, and together with the Initial Research Term, the Research Term) for up to an additional five years, for a research term extension fee of up to $400.0 million. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver, including our previously announced collaboration with Regeneron to identify RNAi therapeutics for the chronic liver disease nonalcoholic steatohepatitis. We retain broad global rights to all of our other unpartnered liver-directed clinical and pre-clinical pipeline programs. The Regeneron Collaboration is governed by a joint steering committee that is comprised of an equal number of representatives from each party.
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
In connection with the Regeneron Master Agreement, Regeneron made an upfront payment of $400.0 million. We are also eligible to receive up to an additional $200.0 million in milestone payments upon achievement of certain criteria during early clinical development for eye and CNS programs. We and Regeneron plan to advance programs directed to up to 30 targets in the first five years under the Regeneron Collaboration during the Initial Research Term. For each program, Regeneron will provide us with $2.5 million in funding at program initiation and an additional $2.5 million at lead candidate identification, with the potential for approximately $30.0 million in annual discovery funding to us as the Regeneron Collaboration reaches steady state.
Regeneron has the right to terminate the Regeneron Master Agreement for convenience upon ninety days’ notice. The termination of the Regeneron Master Agreement does not affect the term of any license agreement or co-co collaboration

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of June 30, 2022, the total transaction price was determined to be $557.0 million, an increase of $18.6 million from December 31, 2021. As of June 30, 2022, the transaction price is comprised of the upfront payment and variable consideration related to development, manufacture and supply activities. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation, is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of June 30, 2022	As of June 30, 2022	As of December 31, 2021	Accounting Guidance
Research Services Obligation	$215,600	$38,500	$42,300	ASC 606
C5 License Obligation	95,400	30,800	26,900	ASC 606
C5 Co-Co Obligation	246,000	208,500	212,500	ASC 808
	$557,000	$277,800	$281,700

	Revenue Recognized During
Performance Obligations	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Accounting Guidance
Research Services Obligation	$1,600	$10,200	$8,800	$20,000	ASC 606
C5 License Obligation	(4,800)	15,700	(3,500)	29,200	ASC 606
C5 Co-Co Obligation	1,700	11,400	4,000	13,900	ASC 808
	$(1,500)	$37,300	$9,300	$63,100
As of June 30, 2022, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied was $150.6 million, which is expected to be recognized through the term of the

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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
As of June 30, 2022, we have earned $70.0 million of milestones and upon achievement of certain events, we will be entitled to receive additional milestones, up to an aggregate of $110.0 million, including $100.0 million in specified commercialization milestones and $10.0 million in other specified regulatory milestones. In addition, we are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments under the MDCO License Agreement and future royalty payments may be less than anticipated.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We identified one performance obligation under the Novartis License Agreement comprised of: i) the exclusive license to develop, manufacture and commercialize siRNAs targeting ESLD; and ii) the obligation to perform work under the DC Workplan. The license is not distinct from the services, including the obligation to deliver development candidates, as Novartis cannot benefit on its own from the value of the license without receipt of such services. We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of June 30, 2022, the total transaction price was determined to be approximately $17.0 million, comprised of the $12.5 million upfront payment and estimated variable consideration attributed to work to be performed under the DC Workplan. We utilized the expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of June 30, 2022, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $15.0 million, which is expected to be recognized through the term of the DC Workplan as the services are performed.

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
Under the Vir Agreement, we have earned and received certain upfront and development milestone payments in the form of cash and Vir common stock, as well as sublicense revenue. We may receive additional milestone payments upon the achievement of certain development, regulatory and commercial milestones, as well as royalties on the net sales of licensed products ranging from high-single-digit to sub-teen double-digit percentages. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the Vir Agreement.
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
We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in which they change as a cumulative catch up. As of June 30, 2022, the total transaction price was determined to be $111.1 million, comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, milestones achieved, and variable consideration related to development, manufacture and supply activities.
We utilized the expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of June 30, 2022, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $36.3 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.
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
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. At execution and as of June 30, 2022, our estimate of this total interest expense resulted in an effective annual interest rate of 11% and 9%, respectively. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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
As of June 30, 2022, the carrying value of the liability related to the sale of future royalties was $1.24 billion, net of closing costs of $11.2 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2022 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2021	$1,188,103
Interest expense recognized	55,300
Payments	(596)
Carrying value as of June 30, 2022	$1,242,807
6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$179,730	$179,730	$—	$—
U.S. treasury securities	54,978	—	54,978	—
Commercial paper	1,497	—	1,497	—
U.S. government-sponsored enterprise securities	33,099	—	33,099	—
Marketable debt securities:
U.S. treasury securities	1,095,636	—	1,095,636	—
Corporate notes	192,690	—	192,690	—
U.S. government-sponsored enterprise securities	175,840	—	175,840	—
Commercial paper	37,488	—	37,488	—
Certificates of deposit	2,500	—	2,500	—
Marketable equity securities	30,901	30,901	—	—
Restricted cash (money market funds)	1,195	1,195	—	—
Total financial assets	$1,805,554	$211,826	$1,593,728	$—
Financial liabilities
Development derivative liability	$144,977	$—	$—	$144,977

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	As of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$255,869	$255,869	$—	$—
U.S. treasury securities	54,998	—	54,998	—
Marketable debt securities:
U.S. treasury securities	1,030,578	—	1,030,578	—
Corporate notes	253,239	—	253,239	—
U.S. government-sponsored enterprise securities	177,741	—	177,741	—
Commercial paper	78,543	—	78,543	—
Certificates of deposit	7,501	—	7,501	—
Municipal securities	1,015	—	1,015	—
Marketable equity securities	66,972	66,972	—	—
Restricted cash (money market funds)	1,195	1,195	—	—
Total financial assets	$1,927,651	$324,036	$1,603,615	$—
Financial liabilities
Development derivative liability	$83,618	$—	$—	$83,618
The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The carrying amount of our debt as of June 30, 2022 is subject to variable interest rates, which are based on current market rates, and as such, approximates fair value.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three or six months ended June 30, 2022 or 2021.
The following tables summarize our marketable debt securities:

	As of June 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,155,599	$20	$(5,005)	$1,150,614
Corporate notes	195,725	—	(3,035)	192,690
U.S. government-sponsored enterprise securities	211,500	3	(2,564)	208,939
Commercial paper	38,985	—	—	38,985
Certificates of deposit	2,500	—	—	2,500
Total	$1,604,309	$23	$(10,604)	$1,593,728

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,086,232	$6	$(662)	$1,085,576
Corporate notes	253,926	1	(688)	253,239
U.S. government-sponsored enterprise securities	178,027	2	(288)	177,741
Commercial paper	78,543	—	—	78,543
Certificates of deposit	7,501	—	—	7,501
Municipal securities	1,016	—	(1)	1,015
Total	$1,605,245	$9	$(1,639)	$1,603,615
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of June 30, 2022	As of December 31, 2021
Marketable debt securities	$1,504,154	$1,548,617
Cash and cash equivalents	89,574	54,998
Total	$1,593,728	$1,603,615

8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of June 30, 2022	As of December 31, 2021
Raw materials	$19,140	$14,754
Work in progress	100,191	100,942
Finished goods	13,192	7,005
Total	$132,523	$122,701
As of June 30, 2022 and December 31, 2021, we had $43.5 million and $36.3 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
(In thousands)	2022	2021
Cash and cash equivalents	$575,558	$745,767
Total restricted cash included in other assets	2,177	2,298
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$577,735	$748,065

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(32,792)	$(2,811)	$(1,630)	$3,974	$(33,259)
Other comprehensive income before reclassifications	—	—	4	(83)	(79)
Amounts reclassified from other comprehensive income (loss)	—	69	(8,955)	—	(8,886)
Net other comprehensive income (loss)	—	69	(8,951)	(83)	(8,965)
Balance as of June 30, 2022	$(32,792)	$(2,742)	$(10,581)	$3,891	$(42,224)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(32,792)	$(3,754)	$348	$(7,424)	$(43,622)
Other comprehensive (loss) income before reclassifications	—	—	1	7,673	7,674
Amounts reclassified from other comprehensive income	—	116	(249)	—	(133)
Net other comprehensive income (loss)	—	116	(248)	7,673	7,541
Balance as of June 30, 2021	$(32,792)	$(3,638)	$100	$249	$(36,081)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable equity securities and amortization of our pension obligation which are recorded as other income in the condensed consolidated statements of operations and comprehensive loss.
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
The Term Loans mature in December 2027. We may, at our option, pay interest in kind on interest due through 2023 at a rate that is 1% higher than the interest rate otherwise applicable to such Term Loan. As of June 30, 2022, we had elected a LIBOR Rate plus 7%, and paid $17.5 million in total funding fees in connection with such Term Loans. Our interest rate was 9% and 8% as of June 30, 2022 and December 31, 2021, respectively.
We are obligated to pay interest due on the Term Loans through 2022 which will be calculated without regard to the Term Loans being prepaid. Any prepayments of Term Loans that occur between 2023 and 2025 are subject to a fee of up to 5% of the loan principal that is prepaid.
All obligations under the Credit Agreement are secured, subject to certain exceptions, by security interests in the following assets: (i) intellectual property owned by us relating to ONPATTRO, GIVLAARI, and AMVUTTRA, (ii) the equity interests held by the Loan Parties in their subsidiaries, (iii) all of our ownership of the inclisiran royalty remaining after the royalty purchase under the Purchase Agreement, and (iv) material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. As of June 30, 2022, we were in compliance with the applicable terms and conditions of the covenants under the Credit Agreement.
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
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we have agreed to pay Blackstone Life Sciences a 1% royalty on net sales of AMVUTTRA (vutrisiran) for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-cardiomyopathy, as well as fixed payments of up to 2.5 times their investment over a two-year period upon regulatory approval of vutrisiran for ATTR-cardiomyopathy in specified countries, unless it is later withdrawn from the market following a mandatory recall. As consideration for Blackstone Life Sciences’ funding for Phase 2 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 3.25 times their Phase 2 investment over a four-year period upon the successful completion of the zilebesiran Phase 2 clinical trial, unless certain regulatory events affecting the continued development of zilebesiran occur. As consideration for Blackstone Life Sciences’ funding for Phase 3 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 4.5 times their Phase 3 investment over a four-year period upon regulatory approval of zilebesiran in specified countries, unless it is later withdrawn from the market following a mandatory recall.
Our payment obligations under the Funding Agreement will be secured, subject to certain exceptions, by security interests in intellectual property owned by us relating to AMVUTTRA and zilebesiran, as well as in our bank account in which the funding deposits will be made.
We and Blackstone Life Sciences each have the right to terminate the Funding Agreement in its entirety in the event of the other party’s bankruptcy or similar proceedings. We and Blackstone Life Sciences may each terminate the Funding Agreement in its entirety or with respect to either product in the event of an uncured material breach by the other party, or with respect to a product for certain patient health and safety reasons, or if regulatory approval in specified major market countries is not obtained for the product following the completion of clinical trials for the product. In addition, Blackstone Life Sciences has the right to terminate the Funding Agreement in its entirety upon the occurrence of certain events affecting our ability to make payments under the agreement or to develop or commercialize the products, or upon a change of control of us. Blackstone Life Sciences may also terminate the Funding Agreement with respect to a product if the joint steering committee elects to terminate the development program for that product in its entirety, if certain clinical endpoints are not achieved for that product or, with respect to vutrisiran only, if our right to develop or commercialize vutrisiran is enjoined in a specified major market as a result of an alleged patent infringement. In certain termination circumstances, we will be obligated to pay Blackstone Life Sciences an amount that is equal to, or a multiplier of, the development funding received from Blackstone Life Sciences, and we may remain obligated under certain circumstances to make the payments to Blackstone Life Sciences described above, or the royalty described above in the case of AMVUTTRA, should we obtain regulatory approval for zilebesiran or vutrisiran for ATTR-cardiomyopathy following termination.
We account for the Funding Agreement under ASC Topic 815, Derivatives and Hedging, as a derivative liability, measured at fair value, within other liabilities on our condensed consolidated balance sheets. The change in fair value due to the

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
remeasurement of the development derivative liability is recorded as other expense on our condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2022, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, assuming regulatory approval for ATTR-cardiomyopathy, (iv) our cost of borrowing (13%), and (v) Blackstone Life Sciences' cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2021	$83,618
Amount received under the Funding Agreement	15,667
Loss recorded from remeasurement	45,692
Carrying value as of June 30, 2022	$144,977
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Research and development	$10,638	$13,086	$22,255	$37,461
Selling, general and administrative	19,833	18,992	37,509	50,307
Total	$30,471	$32,078	$59,764	$87,768

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
The following common share equivalents were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of June 30,
(In thousands)	2022	2021
Options to purchase common stock	12,719	12,551
Unvested restricted common stock	1,950	1,257
Total	14,669	13,808

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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On May 23, 2022, Moderna filed a partial motion to dismiss, asserting an affirmative defense under Section 1498(a). We responded on May 27, 2022, opposing their motion arguing Moderna had significant non-government sales and the government contract ended in April 2022. Moderna responded on June 13, 2022, requesting a partial motion to dismiss those claims for sales under 1498(a). This motion is fully briefed and pending before the court.
On May 27, 2022, Pfizer filed an answer to our complaint, denying the allegations, and asserting invalidity and non-infringement defenses. In addition, Pfizer added BioNTech SE to the suit and added counter-claims seeking a declaratory judgment that our patent is invalid and a second claim alleging that our patent is invalid due to patent misuse. We believe their defenses and counter-claims have no merit and responded on June 10, 2022, with substantive arguments as to the validity of our claims and the lack of merit of their patent misuse claim.
On July 12, 2022, we filed a new lawsuit against each of Pfizer and Moderna seeking damages for infringing our newly granted U.S. Patent No. 11,382,979 in Pfizer’s and Moderna’s manufacture and sale of their mRNA COVID-19 vaccines.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification obligations as of June 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global commercial-stage biopharmaceutical company developing novel therapeutics based on ribonucleic acid interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, and function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients with rare and prevalent diseases. To date, our efforts to advance this revolutionary approach have yielded the approval of five first-in-class RNAi-based medicines, ONPATTRO® (patisiran), GIVLAARI® (givosiran), OXLUMO® (lumasiran), AMVUTTRA™ (vutrisiran) and Leqvio® (inclisiran).
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
We currently have five marketed products and over a dozen clinical programs, including five in late-stage development, across four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. Four of our marketed products are within the Genetic Medicines STAr, ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA. ONPATTRO is approved by the United States Food and Drug Administration, or FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries, including Brazil. Regulatory filings in other territories are pending and additional filings are planned for 2022 and beyond. GIVLAARI is approved in the U.S. for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several additional countries, including Brazil, Canada, Switzerland and Japan. We have also filed for regulatory approval for givosiran (the non-branded drug name for GIVLAARI) in Colombia and additional regulatory filings are pending or planned for 2022 and beyond. In November 2020, we received regulatory approval for OXLUMO in the U.S. and EU for the treatment of primary hyperoxaluria type 1, or PH1, in all age groups. In June 2021, we received marketing authorization approval for OXLUMO in Brazil for the treatment of PH1 in both children and adult patients. In March 2022, we announced that the FDA accepted our supplemental New Drug Application for lumasiran (the non-branded drug name for OXLUMO), for the treatment of advanced PH1. The FDA has set an action date of October 6, 2022, under the Prescription Drug User Fee Act, or PDUFA. Regulatory filings in other territories are pending and additional filings are planned for 2022 and beyond. In June 2022, we received regulatory approval for AMVUTTRA in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults. We have also filed for regulatory approval for vutrisiran (the non-branded name of AMVUTTRA) with the European Medicines Agency, or EMA, the Brazilian Health Regulatory Agency and the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA. Additional regulatory filings are planned for 2022 and beyond.
Our fifth product, Leqvio (inclisiran), is in the Cardio-Metabolic Diseases STAr. Leqvio is being developed and commercialized by our partner Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of LDL-C. As of the end of June 2022, Leqvio has been approved in 60 countries.
In addition to our marketed products, we have multiple late-stage investigational programs advancing toward potential commercialization. These programs include our wholly owned programs: lumasiran for the treatment of advanced PH1 and recurrent renal stones; patisiran (the non-branded drug name for ONPATTRO) for the treatment of transthyretin amyloidosis, or ATTR amyloidosis, with cardiomyopathy; vutrisiran for the treatment of ATTR amyloidosis with cardiomyopathy and Stargardt Disease; as well as fitusiran for the treatment of hemophilia, which is being advanced by our partner Genzyme Corporation, a Sanofi Company, or Sanofi; and cemdisiran for the treatment of complement-mediated diseases, which we are advancing as a monotherapy in a Phase 2 study, and our partner Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing cemdisiran in combination with pozelimab in Phase 3 studies in myasthenia gravis and paroxysmal nocturnal hemoglobinuria.
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
We have incurred significant losses since we commenced operations in 2002 and as of June 30, 2022, we had an accumulated deficit of $5.96 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses, however we expect 2019 represents our peak net loss year as we transition towards a self-sustainable financial profile. We anticipate that our operating results will continue to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of July 15, 2022, we generate worldwide product revenues from four commercialized products, ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, primarily in the U.S., Europe and Japan. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or any other approved products in the future. A portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Vir and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances. Such alliances include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our partner Novartis, as well as proceeds from the sale of equity or debt.
The COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. More recently, other, more infectious, variants of COVID-19 have been identified, which continue to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current COVID-19 pandemic. Since the onset of the global pandemic in 2020, we have been closely monitoring the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the ongoing COVID-19 pandemic. The spread of COVID-19 caused us to modify our business practices, including implementing a temporary global work from home policy in March 2020 for all employees who were able to perform their duties remotely and temporarily restricting all nonessential business travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19 and variants thereof. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on vaccination rates and local guidance, and in October 2021, we formally re-opened our offices in the U.S., following openings in other territories, to those employees who have been fully vaccinated or qualified for an approved exemption. The ongoing COVID-19 pandemic has continued to ebb and flow, with different jurisdictions having higher levels of infections than others and new variants of the virus (such as the Omicron-lineage variants) emerging and spreading more easily and quickly than other variants and, at this time, we cannot predict when certain restrictions that remain in place to protect our employees, customers and patients will no longer be needed. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the effectiveness of vaccination and booster vaccination campaigns, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19 and variants thereof. We will continue to work diligently with our partners and stakeholders to support patient access to our approved medicines, advance our product candidates under regulatory review as well as in our clinical studies to the extent safe to do so for patients, caregivers and healthcare practitioners, and ensure the continuity of our manufacturing and supply chain. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Research and Development
Since our inception, we have focused on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of clinical development programs, which includes multiple programs in late-stage development.
Our Product Pipeline
Our broad pipeline, including five approved products and multiple late and early-stage investigational RNAi therapeutics, is focused in four STArs: Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases.
The chart below is a summary of our commercial products and late- and early-stage development programs as of July 2022. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):
- ● Genetic Medicines
- ● Cardio-Metabolic Diseases
- ● Infectious Diseases
- ● CNS/Ocular Diseases

Product	Indication	EARLY/MID-STAGE (IND/CTA Filed-Phase 2)	LATE STAGE (Phase 2-Phase 3)	REGISTRATION/ COMMERCIAL[1] (OLE/Phase 4/IIS/registries)	COMMERCIAL RIGHTS
onpattro (patisiran)	hATTR Amyloidosis with PN[2]			● (Genetic Medicines)	Global
GIVLAARI (givosiran)	Acute Hepatic Porphyria[3]			● (Genetic Medicines)	Global
OXLUMO (lumasiran)	Primary Hyperoxaluria Type 1[4]			● (Genetic Medicines)	Global
LEQVIO (inclisiran)	Hypercholesterolemia[5]			● (Cardio-Metabolic Diseases)	Milestones & up to 20% Royalties[6]
amvuttra (vutrisiran)	hATTR Amyloidosis with PN[7]			● (Genetic Medicines)	Global
Patisiran	ATTR Amyloidosis with CM		● (Genetic Medicines)		Global
Vutrisiran	ATTR Amyloidosis with CM		● (Genetic Medicines)		Global
Vutrisiran[8]*	Stargardt Disease		○ (Genetic Medicines)		Global
Fitusiran*	Hemophilia		● (Genetic Medicines)		15-30% Royalties
Lumasiran	Severe PH1 Recurrent Renal Stones	● (Cardio-Metabolic Diseases)		● (Genetic Medicines)	Global
Cemdisiran (+/- Pozelimab)[9]*	Complement-Mediated Diseases		● (Genetic Medicines)		50-50; Milestone/Royalty
Belcesiran[10]*	Alpha-1 Liver Disease	● (Genetic Medicines)			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[11]*	Hepatitis B Virus Infection	● (Infectious Diseases)			50-50 option post-Phase 2
Zilebesiran (ALN-AGT)*	Hypertension	● (Cardio-Metabolic Diseases)			Global
ALN-HSD*	NASH	● (Cardio-Metabolic Diseases)			50-50
ALN-APP*	Alzheimer's Disease; Cerebral Amyloid Angiopathy	● (CNS/Ocular Diseases)			50-50
ALN-XDH*	Gout	● (Cardio-Metabolic Diseases)			Global

[1] Includes marketing application submissions; [2] Approved in the U.S. and Canada for the PN of hATTR amyloidosis in adults, and in the EU, Japan and other countries for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy; [3] Approved in the U.S., Brazil and Canada for the treatment of adults with acute hepatic porphyria (AHP), and in the EU and Japan for the treatment of AHP in adults and adolescents aged 12 years and older; [4] Approved in the U.S., EU and Brazil for the treatment of primary hyperoxaluria type 1 in all age groups; [5] Approved in the U.S. for the treatment of heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD) and in the EU for the treatment of hypercholesterolemia or mixed dyslipidemia; [6] Novartis has obtained global rights to develop, manufacture and commercialize inclisiran; 50% of inclisiran royalty revenue from Novartis will be payable to Blackstone by Alnylam; [7] Approved in the U.S. for the PN of hATTR amyloidosis in adults [8] Phase 3 study of vutrisiran in Stargardt Disease expected to initiate in late 2022; [9] Cemdisiran and pozelimab are each currently in Phase 2 development; Alnylam and Regeneron are evaluating potential combinations of these two investigational therapeutics; [10] Dicerna is leading and funding development of belcesiran; [11] Vir is leading and funding development of ALN-HBV02; * Not approved for any indication and conclusions regarding the safety or efficacy of the drug have not been established.

During the second quarter of 2022 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
TTR Franchise: ONPATTRO & AMVUTTRA
•We achieved ONPATTRO global net product revenues for the second quarter of 2022 of $153.4 million.
•Received 133 Start Forms in the U.S. for AMVUTTRA from launch through July 22, 2022.

GIVLAARI
•We achieved GIVLAARI global net product revenues for the second quarter of 2022 of $45.2 million.
OXLUMO
•We achieved OXLUMO global net product revenues for the second quarter of 2022 of $14.9 million.
Leqvio
•Our partner, Novartis, continued the launch of Leqvio in the U.S. and in other markets, with focus on patient on-boarding, removing access hurdles and enhancing medical education.
Late-Stage Clinical Development
•We continued to advance vutrisiran, a subcutaneously administered investigational RNAi therapeutic in development for the treatment of ATTR amyloidosis and Stargardt Disease:
◦Received FDA approval of AMVUTTRA for the treatment of the polyneuropathy of hATTR amyloidosis in adults; and
◦Received a positive opinion from the CHMP of the EMA recommending approval of vutrisiran for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy.
•We continued to advance lumasiran for the treatment of PH1 and in development for the treatment of recurrent kidney stone disease:
◦Presented new results from the ILLUMINATE-A Phase 3 study in patients with PH1;
◦Presented new results from the 12-month analysis of the ILLUMINATE-B Phase 3 open-label pediatric study in patients less than six years of age with PH1; and
◦Presented new results from the ILLUMINATE-C Phase 3 study in patients with advanced PH1.
•We continued to advance cemdisiran for the treatment of complement-mediated diseases, in collaboration with our partner, Regeneron:
◦Reported positive topline results from the Phase 2 study in patients with immunoglobulin A nephropathy, or IgAN; and
◦Announced that we are working with Regeneron to finalize plans for the Phase 3 clinical development of cemdisiran in IgAN, with the potential to initiate a program by late 2022.
•Our partner, Sanofi, presented positive data from the ATLAS Phase 3 study evaluating the efficacy and safety of once-monthly fitusiran (80 mg) in adults and adolescents with severe hemophilia A or B who were previously treated with prior factor or bypassing agent, or BPA, prophylaxis:
◦The study met the primary endpoint and demonstrated fitusiran prophylaxis significantly reduced bleeding episodes compared to prior factor or BPA prophylaxis.
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, including those risks associated with the ongoing COVID-19 pandemic, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products or any approved product for an expanded indication in a timely manner or successfully launch, market and sell any of our commercially approved products, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
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
With respect to our Genetic Medicine pipeline, we formed a broad strategic alliance with Sanofi in 2014. In January 2018, we and Sanofi amended our 2014 collaboration and entered into the Exclusive License Agreement, referred to as the Exclusive TTR License, under which we have the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO, AMVUTTRA and any back-up products, and the ALN-AT3 Global License Terms, referred to as the AT3 License Terms, under which Sanofi has the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. In April 2019, we and Sanofi agreed to further amend the 2014 Sanofi collaboration to conclude the research and option phase and to amend and restate the AT3 License Terms to modify certain of the business terms.
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

Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total revenues	$224,818	$220,553	$4,265	2%	$438,077	$398,119	$39,958	10%
Operating costs and expenses	$416,504	$366,713	$49,791	14%	$776,495	$730,533	$45,962	6%
Loss from operations	$(191,686)	$(146,160)	$(45,526)	31%	$(338,418)	$(332,414)	$(6,004)	2%
Net loss	$(277,402)	$(189,559)	$(87,843)	46%	$(517,743)	$(389,850)	$(127,893)	33%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net product revenues	$213,515	$160,811	$52,704	33%	$400,387	$296,580	$103,807	35%
Net revenues from collaborations	9,025	59,395	(50,370)	(85)%	34,970	101,192	(66,222)	(65)%
Royalty revenue	2,278	347	1,931	556%	2,720	347	2,373	684%
Total	$224,818	$220,553	$4,265	2%	$438,077	$398,119	$39,958	10%
Net Product Revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
ONPATTRO
United States	$71,085	$52,391	$18,694	36%	$133,392	$101,862	$31,530	31%
Europe	56,787	44,904	11,883	26%	109,968	85,557	24,411	29%
Rest of World	25,556	16,544	9,012	54%	47,077	28,371	18,706	66%
Total	$153,428	$113,839	$39,589	35%	$290,437	$215,790	$74,647	35%

GIVLAARI
United States	$29,661	$22,368	$7,293	33%	$53,336	$40,130	$13,206	33%
Europe	13,894	8,020	5,874	73%	23,582	14,893	8,689	58%
Rest of World	1,595	242	1,353	559%	3,509	280	3,229	1153%
Total	$45,150	$30,630	$14,520	47%	$80,427	$55,303	$25,124	45%

OXLUMO
United States	$7,121	$6,512	$609	9%	$12,533	$7,920	$4,613	58%
Europe	7,593	9,830	(2,237)	(23)%	15,751	17,567	(1,816)	(10)%
Rest of World	223	—	223	N/A	1,239	—	1,239	N/A
Total	$14,937	$16,342	$(1,405)	(9)%	$29,523	$25,487	$4,036	16%

Total net product revenues	$213,515	$160,811	$52,704	33%	$400,387	$296,580	$103,807	35%

Net product revenues increased during the three and six months ended June 30, 2022, compared to the same periods in 2021, as a result of increased patients on ONPATTRO, GIVLAARI, and OXLUMO therapies, offset by an unfavorable impact from foreign exchange rates on our international revenues.
We expect net product revenues to increase during 2022, as compared to 2021, as we continue to add new patients onto our commercial products, including AMVUTTRA which was recently approved, as well as launch these products into additional markets, assuming regulatory approvals.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Regeneron Pharmaceuticals	$14	$46,404	$(46,390)	(100)%	$12,426	$76,747	$(64,321)	(84)%
Novartis AG	8,533	8,908	(375)	(4)%	21,669	17,019	4,650	27%
Vir Biotechnology	433	3,978	(3,545)	(89)%	696	6,800	(6,104)	(90)%
Other	45	105	(60)	(57)%	179	626	(447)	(71)%
Total	$9,025	$59,395	$(50,370)	(85)%	$34,970	$101,192	$(66,222)	(65)%
Net revenues from collaborations decreased during the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to a decrease in revenue recognized in connection with our collaboration agreement with Regeneron, attributed to reduced research and manufacturing activities and timing of reimbursable activities.
We earn royalty revenue from global net sales of Leqvio by our partner, Novartis. In December 2020, Leqvio received marketing authorization from the EC for the treatment of adults with hypercholesterolemia or mixed dyslipidemia, and in December 2021, Leqvio was approved by the FDA for the treatment of adults with HeFH or ASCVD. During the quarter ended June 30, 2022, we recorded $2.3 million in royalty revenue.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors including the level of work reimbursed by partners, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. As a result, there may be variability in revenue recognized from collaborations and royalties in 2022.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of goods sold	$34,038	$30,256	$3,782	13%	$57,495	$53,279	$4,216	8%
Cost of collaborations and royalties	6,770	8,499	(1,729)	(20)%	18,940	16,538	2,402	15%
Research and development	205,712	182,635	23,077	13%	375,605	368,534	7,071	2%
Selling, general and administrative	169,984	145,323	24,661	17%	324,455	292,182	32,273	11%
Total	$416,504	$366,713	$49,791	14%	$776,495	$730,533	$45,962	6%
Cost of goods sold.
Cost of goods sold as a percentage of net product revenues decreased to 15.9% and 14.4% for the three and six months ended June 30, 2022, respectively, as compared to 18.8% and 18.0% for the three and six months ended June 30, 2021, respectively, primarily due to fully amortized intangible assets.
We anticipate variability in our cost of goods sold as a percentage of net product revenues due to the timing of manufacturing runs and utilization and the depletion of zero-cost inventories, as well as launch our approved products into additional markets, assuming regulatory approvals. We expect cost of goods sold will increase during 2022, as compared to 2021, primarily as a result of an expected increase in net product sales as well as the sale of capitalized inventory.

Cost of collaborations and royalties.
Cost of collaborations and royalties decreased during the three months ended June 30, 2022 and increased during the six months ended June 30, 2022, as compared to the same periods in 2021. Fluctuations year over year are primarily due to timing and demand of GalNAc material supply to Novartis to support its continued, global launch of Leqvio, as well as its ongoing clinical trials.
We expect cost of collaborations and royalties to remain relatively consistent during 2022, as compared to 2021, due to consistency in planned GalNAc material to be supplied to Novartis to support the manufacturing of Leqvio.
Research and development.
Research and development expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Clinical research and outside services	$107,191	$94,366	$12,825	14%	$184,071	$181,776	$2,295	1%
Compensation and related	53,739	47,007	6,732	14%	105,039	95,379	9,660	10%
Stock-based compensation	10,638	13,086	(2,448)	(19)%	22,255	37,461	(15,206)	(41)%
Occupancy and all other costs	34,144	28,176	5,968	21%	64,240	53,918	10,322	19%
Total	$205,712	$182,635	$23,077	13%	$375,605	$368,534	$7,071	2%
For the three and six months ended June 30, 2022, the increases in research and development expenses, as compared to the same periods in the prior year, were primarily due to the following:
•Increased early development and study activities; and
•Increased compensation and related expenses as a result of increased headcount to support our development activities.
For the six months ended June 30, 2022, these increases were offset by decreased stock-based compensation expense primarily due to the accounting for certain performance-based awards in the prior period.
During the three and six months ended June 30, 2022 and 2021, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical expenses, including manufacturing of clinical product.
The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Regeneron Pharmaceuticals	$11,687	$20,443	$23,054	$37,571
Other	457	2,760	815	6,228
Total	$12,144	$23,203	$23,869	$43,799
Selling, general and administrative.
Selling, general and administrative expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Compensation and related	$66,702	$54,369	$12,333	23%	$126,985	$110,441	$16,544	15%
Consulting and professional services	51,120	47,559	3,561	7%	95,581	84,265	11,316	13%
Stock-based compensation	19,833	18,992	841	4%	37,509	50,307	(12,798)	(25)%
Occupancy and all other costs	32,329	24,403	7,926	32%	64,380	47,169	17,211	36%
Total	$169,984	$145,323	$24,661	17%	$324,455	$292,182	$32,273	11%

For the three months ended June 30, 2022, the increase in selling, general and administrative expenses, as compared to the same period in the prior year, was primarily due to increased compensation and related expenses as a result of increased headcount and increased other expenses to support our commercial portfolio.
For the six months ended June 30, 2022, the increase in selling, general and administrative expenses, as compared to the same period in the prior year, was primarily due to the following:
•Increased compensation and related expenses as a result of increased headcount; and
•Increased legal expenses, charitable contributions and other expenses to support our commercial portfolio.
Offset by:
•Decreased stock-based compensation expense primarily due to the accounting for certain performance-based awards in the prior period.
We expect that research and development expenses combined with selling, general and administrative expenses will increase during 2022, as compared to 2021, as we continue to advance and develop our platform and pipeline, advance our product candidates, including partnered programs, into later-stage development, prepare regulatory submissions and continue to build-out our global commercial and compliance infrastructure and field team to support ONPATTRO, GIVLAARI, OXLUMO, and the initial launch of AMVUTTRA, as well as launch these products into additional markets, assuming regulatory approvals. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.
Other (Expense) Income.
Other (expense) income consists of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(42,609)	$(33,416)	$(9,193)	28%	$(84,971)	$(65,931)	$(19,040)	29%
Other (expense) income, net
Interest income	1,899	409	1,490	364%	2,911	859	2,052	239%
Realized and unrealized (losses) gains on marketable equity securities	(1,097)	(4,434)	3,337	(75)%	(32,258)	42,582	(74,840)	(176)%
Change in fair value of development derivative liability	(31,910)	(4,590)	(27,320)	595%	(45,692)	(22,843)	(22,849)	100%
Other	(9,270)	(140)	(9,130)	6,521%	(15,601)	(9,859)	(5,742)	58%
Total	$(82,987)	$(42,171)	$(40,816)	97%	$(175,611)	$(55,192)	$(120,419)	218%
Total other expense increased during the three and six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to increased loss as a result of a mark-to-market adjustment related to the development derivative liability and increased interest expenses due to additional draws on our term loan facility. For the six months ended June 30, 2022, additional increases, compared to the same period in 2021, were primarily due to realized and unrealized losses on our marketable equity securities holdings.

Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(In thousands)	2022	2021
Net loss	$(517,743)	$(389,850)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:	250,263	179,581
Changes in operating assets and liabilities	(26,532)	(147,247)
Net cash used in operating activities	(294,012)	(357,516)
Net cash (used in) provided by investing activities	(4,626)	228,376
Net cash provided by financing activities	65,293	380,988
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,073)	(2,829)
Net decrease in cash, cash equivalents and restricted cash	(244,418)	249,019
Cash, cash equivalents and restricted cash, beginning of period	822,153	499,046
Cash, cash equivalents and restricted cash, end of period	$577,735	$748,065
Operating activities
Net cash used in operating activities decreased during the six months ended June 30, 2022, compared to the same periods ended June 30, 2021, primarily due to decreased cash disbursements related to working capital payments and stronger cash receipts from increased product sales.
Investing activities
Net cash used in investing activities increased during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to net activities related to our marketable debt securities.
Financing activities
Net cash provided by financing activities decreased during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due proceeds of $250.0 million in connection with the second drawdown on our credit agreement, received in June 2021 and a decrease of $79.2 million in net proceeds from the issuance of common stock in connection with stock option exercises and other types of equity.
Additional Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of June 30, 2022, have received regulatory approval and commercially launched four products: ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products or successfully expand the indication for our approved products, including ONPATTRO, AMVUTTRA and OXLUMO in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities
Our expected working and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2022, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2021 Annual Report on Form 10-K.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2022, together with the cash we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, will be sufficient to enable us to advance our long-term strategic goals for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, there have been no significant changes to the financial market risks described as of December 31, 2021. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The marketing and sale of ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or any future products may be unsuccessful or less successful than anticipated and we may be unable to expand the indications for ONPATTRO, AMVUTTRA or OXLUMO.
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
The novel coronavirus identified in late 2019, SARS-CoV-2, which causes the disease known as COVID-19, has led to an ongoing global pandemic that continues to evolve and the ultimate impact of this pandemic remains uncertain. To date, the COVID-19 pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. COVID-19 has and may continue to impact our operations and those of our third-party partners and the ultimate impact on our business and financial results remains uncertain and cannot be predicted with confidence, and will depend on many factors, including the scope, severity, duration and any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the effectiveness of vaccination and booster vaccination campaigns, among others. The continued development and fluidity of the COVID-19 pandemic precludes any prediction as to its full impact on our business.
In response to the spread of COVID-19, we took, and have continued to take, both temporary and ongoing precautionary measures, intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy in early March 2020 for nearly all employees who were able to perform their duties remotely. Where and to the extent permitted to be open under local regulations, our office sites are operational with appropriate safety precautions based on COVID-19 vaccination rates and local guidance, and in October 2021, we formally re-opened our U.S. offices, and implemented a mandatory vaccination policy requiring all U.S. employees and contractors to be fully vaccinated, subject to certain medical and religious accommodations. Working arrangements for many of our employees differ from the arrangements before the COVID-19 pandemic, and we expect a number of employees will continue to work in a remote capacity or a hybrid of in-person and remote work. We may face several challenges or disruptions as we continue our return to the workplace transition, including re-integration challenges for our employees, and our hybrid of in-person and remote work option may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. To the extent that we have less remote work opportunities and less flexibility than our competitors, our ability to attract and retain talent may be materially affected, which could adversely impact our employee recruitment and retention efforts. Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. We cannot predict when certain restrictions that are in place to protect our employees can be further reduced or will no longer be needed. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, could adversely impact our business operations.
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
Additionally, timely completion of pre-clinical activities and initiation of planned clinical trials are dependent upon the availability of, for example, pre-clinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as the ongoing COVID-19 pandemic. We are conducting and plan to continue to conduct pre-clinical activities and clinical trials for our drug product candidates in geographies which have been and continue to be affected by

COVID-19, and believe that the COVID-19 pandemic will have an impact on various aspects of our ongoing clinical trials and on the clinical trials and pre-clinical studies we expect to initiate in the second half of the year. For example, certain trial sites in some of our ongoing clinical trials were restricted temporarily by the institutions where they are located from scheduling patient visits or permitting onsite monitoring due to the COVID-19 pandemic, and in some of our ongoing trials, delayed or missed doses of study drug have been reported. Any business interruptions caused by the COVID-19 pandemic could also delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, which could adversely impact the clinical trials of our product candidates.
Health regulatory agencies globally may also experience disruptions in their operations as a result of the ongoing COVID-19 pandemic, which may impact review, inspection and approval timelines. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. For example, in December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. The FDA ultimately approved Novartis' NDA in December 2021. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
The marketing and sale of ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or any future products may be less successful than anticipated, and we may be unable to expand the indications for ONPATTRO, AMVUTTRA or OXLUMO.
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval and launched ONPATTRO in several additional territories. In 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA and has since received approval in several additional territories, and in 2020, the FDA and EMA approved our third product, OXLUMO, which received additional regulatory approvals in 2021. In June 2022, the FDA approved AMVUTTRA, which is also under regulatory review in the EU, Brazil and Japan. We also have several product candidates in late-stage clinical development. While we have commercially launched four products, we cannot predict whether we will successfully overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. To execute our business plan of building a profitable, top five biotech company over the next 5 years and achieving our Alnylam P5x25 strategy and the metrics associated with such strategy, in addition to successfully marketing and selling our approved products we will need to successfully:
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
We have experienced significant operating losses since our inception. As of June 30, 2022, we had an accumulated deficit of $5.96 billion. Although to date we have launched three products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2022 and beyond, we may never attain profitability or positive cash flow from operations. For the three months ended June 30, 2022, we recognized $213.5 million in net product revenues from sales of ONPATTRO, GIVLAARI and OXLUMO. While our full year operating loss for 2021 and 2020 each improved relative to the prior year, marking 2019 as our peak operating loss year, we expect to continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self-sustainability by the end of 2025. While we believe the funding provided by our strategic financing collaboration with Blackstone should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies, including Novartis and Regeneron. We cannot be certain that we will be able to maintain our existing alliances, secure and maintain new alliances, meet the obligations, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances. Moreover, we cannot be certain that our partners, including Novartis, will continue to successfully execute their obligations under our alliance agreements and generate additional revenues for us.
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
We have used substantial funds to develop our RNAi technologies and will require substantial funds to conduct further research and development, including pre-clinical testing and clinical trials of our product candidates, and to manufacture, market and sell our four approved products and any other products that are approved for commercial sale. Because the length of time or activities associated with successful development of our product candidates, including zilebesiran, may be greater than we anticipate, we are unable to estimate the actual funds we will require to develop and commercialize them.
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
In April 2020, we entered into a credit agreement, or Credit Agreement, for up to $750.0 million among us, certain of our subsidiaries (together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP (now Blackstone Alternative Credit Advisors LP) and certain other affiliates of Blackstone, and the other lenders from time to time party thereto and Wilmington Trust, National Association, as the administrative agent for the lenders. The Credit Agreement provided for a senior secured delayed draw term loan facility, funded in three tranches, or Term Loans, each tranche as requested by certain dates specified in the Credit Agreement, and subject to customary terms and conditions in the case of each tranche. The Term Loans mature seven years from the date of the first draw, and bear interest at a variable rate. All obligations under the Credit Agreement are secured, subject to certain exceptions, by security interests in certain assets, including the intellectual property owned by us relating to ONPATTRO, GIVLAARI and AMVUTTRA, the equity interests held by the Loan Parties in their subsidiaries, all of our ownership of the inclisiran royalty remaining after the royalty purchase and material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment. The Credit Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Credit Agreement also requires us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter. Additionally, the Credit Agreement contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default. In August 2020, in connection with execution of the funding agreement for the clinical development of vutrisiran and zilebesiran (formerly ALN-AGT), or Funding Agreement, we entered into the First Amendment to the Credit Agreement. The First Amendment added certain intellectual property owned by us relating to zilebesiran as collateral under the Credit Agreement, as amended, and made certain other amendments related thereto and the Funding Agreement. We have drawn down the full $700.0 million available under the Credit Agreement. Our ability to satisfy our obligations under the Credit Agreement, as amended, and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we default on our Term Loans, we may not be able to replace the financing commitment on favorable terms, or at all.
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
Russia’s invasion of Ukraine, which has persisted for months, and the global response, including the imposition of sanctions by the U.S., EU and other countries, may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, have also contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
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
Further, from time to time we issue financial guidance relating to our expectations regarding our combined product sales, collaboration and royalty revenues, and GAAP and non-GAAP combined research and development and selling, general and administrative expenses, which guidance is based on estimates and the judgment of management. If, for any reason, our revenues and/or expenses differ materially from our guidance, we may have to adjust our publicly announced financial guidance. For example, in April 2022, we decreased our 2022 guidance range for combined net product revenues. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.
The investment of our cash, cash equivalents and marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of June 30, 2022, we had $2.11 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Volatility in foreign currency exchange rates could have a material adverse effect on our operating results.
Our revenue from outside of the U.S. will increase as our products, whether commercialized by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, Euro and British pound. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. For example, during the first half of 2022, we experienced an unfavorable impact from foreign exchange rates on our international revenues. Continued volatility in foreign exchange rates can impact our operating results and financial condition.
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
We have limited manufacturing experience. In order to continue to commercialize our approved products, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under current good manufacturing practice, or cGMP, standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, during 2020, we completed construction and qualification of our cGMP manufacturing facility in Norton, Massachusetts where we manufacture drug substance for clinical and, eventually, will manufacture for commercial use. In December 2020, we began cGMP operations, and we believe this facility will enable us to initiate manufacturing for multiple new early-stage programs over the next few years, as well as provide us the manufacturing capabilities to support our late-stage and commercial programs in the future.
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
In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product, supply delays and shortages. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. In response to the COVID-19 pandemic, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in March 2020, and requires that manufacturers have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, as a result of COVID-19 or otherwise, our results could be materially impacted. To date, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and some of these vaccines have since received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials or commercial products, which could lead to delays in these trials or issues with our commercial supply.
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
The manufacturing process for our approved products and any other products that we may develop, is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborators' product candidates. For example, in April 2022, due to an amendment to our existing regulatory submission to address a pending inspection classification at a third-party secondary packaging and labeling facility, the FDA extended the review timeline of the NDA for vutrisiran. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply.

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

We have grown our workforce significantly over the past several years and anticipate continuing to add additional employees as we focus on achieving our Alnylam P5x25 strategy. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, due to the risks associated with developing a new class of medicine, we may face additional challenges in attracting and retaining employees. If we are not successful commercializing our approved products, we may be unable to attract and retain highly qualified sales and marketing professionals to support our approved products and our future products, if approved. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and global commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plans.
We may have difficulty expanding our operations successfully as we continue our evolution from a U.S.- and EU-based company primarily involved in discovery, pre-clinical testing and clinical development into a global company that develops and commercializes multiple drugs.
As we continue the commercial launches of our approved products, and increase the number of product candidates we are developing, we will need to continue to expand our operations in the U.S. and further develop operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for four products, which we have launched in multiple geographies globally, and we continue to expand the reach of these products with additional regulatory filings and launches.
We have grown our workforce significantly over the last five years and anticipate continuing to hire additional employees globally in the future as we focus on the commercialization of ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, and achieving our Alnylam P5x25 strategy. This growth has placed a strain on our administrative and operational infrastructure and, as a result, we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our global operations in the U.S., the EU, Japan, Latin America and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As we continue the commercialization of our approved products, and as the product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with other organizations to provide these capabilities for us. In addition, as our operations continue to expand, we will need to successfully manage additional relationships with various collaborators, suppliers, distributors and other organizations. Our ability to manage our operations and future growth will require us to continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, ethics and compliance functions, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store and transmit sensitive information including intellectual property, proprietary business information, including highly sensitive clinical trial data, and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack or unauthorized access and use by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.
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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive nonclinical tests and clinical trials to demonstrate the safety and/or efficacy in humans of our product candidates. Nonclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for product candidates is high. We currently have multiple programs in clinical development, including internal and partnered programs in Phase 3 development, as well as several earlier-stage clinical programs. However, we may not be able to further advance any of our product candidates through clinical trials and regulatory approval.
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
Although our investigational RNAi therapeutics have been generally well-tolerated in our clinical trials to date, new safety findings may emerge. For example, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 open label extension study. More recently, in October 2020, Sanofi voluntarily paused dosing in all ongoing fitusiran clinical studies to assess reports of non-fatal thrombotic events in patients participating in the ATLAS Phase 3 program. Following an assessment of available data and alignment with regulators, patients restarted on fitusiran under amended protocols in ongoing clinical studies. In October 2021, Sanofi announced that a potential filing date for fitusiran has been moved to 2024 due to the introduction of a revised dosing regimen in the ongoing phase 3 studies.
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
•disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including the ongoing COVID-19 pandemic;
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
Because the drugs we or our partners are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our partners may submit. Moreover, the FDA may respond to these submissions by defining requirements we or our partners may not have anticipated. Such responses could lead to significant delays and increased costs in the development of our or our partnered product candidates. In addition, because there may be approved treatments for some of the diseases for which we or our partners may seek approval, or treatments in development which are approved by the time we or they apply for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies due to the COVID-19 pandemic, may impact the review, inspection and approval timelines for our or our partnered product candidates. During the COVID-19 public health emergency, the FDA has worked to ensure timely reviews of applications for medical products in line with its user fee performance goals and conduct mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. In July 2021, Novartis announced that the resubmission to the FDA of the inclisiran NDA to address the complete response letter was filed, and the FDA approved Leqvio (which is the trade name under which inclisiran is marketed in the U.S.) in December 2021. The delay in the approval of Leqvio resulted in delayed milestone and royalty revenue to us. Any similar interruption or delay by the FDA, EMA or comparable foreign regulatory agency could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates, which could have a material adverse effect on our financial results. For instance, the FDA may request additional clinical or other data or information in connection with the regulatory review of our or our partners’ product candidates, including by issuing a complete response letter which may require that we or our partners’ submit additional clinical or other data or impose other conditions that must be met in order to secure final approval of our or our partners’ NDA applications, including potentially requiring a facility inspection. Even if such data and information are submitted, or any such inspection is completed, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.
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
Following any initial regulatory approval of drugs we or our partners may develop, including our four approved drugs, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of our approved drugs or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, as well as any regulatory approvals we receive for any other product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
The CMO and manufacturing facilities we use to make our approved products and certain of our current product candidates, including our Cambridge facility, our Norton facility, as well as facilities at Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility were subject to regulatory inspection by the FDA and the EMA in connection with the review of our applications for regulatory approval for ONPATTRO and GIVLAARI, and may be subject to similar inspection in connection with any subsequent applications for regulatory approval of one or more of our products filed in other territories. The discovery of any new or previously unknown problems with our facilities or our CMOs, or our or their manufacturing processes or facilities, may result in restrictions on the drug or CMO or facility, including delay in approval or, in the future, withdrawal of the drug from the market. For example, due to a routine inspection by the FDA at a CMO facility that resulted in a pending inspection classification, we amended our regulatory submission for vutrisiran, which delayed our PDUFA goal date and AMVUTTRA's FDA approval. We have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for commercial use. In addition, in 2020, we completed construction of a cGMP manufacturing facility for drug substance for clinical and, eventually, commercial use. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials, or we may contract a third party to manufacture this material for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the CMO for regulatory compliance.
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
For example, one of our two commercially approved therapeutics for the treatment of the polyneuropathy of hATTR amyloidosis in adults, ONPATTRO, utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, or which may not compete favorably with other available options, including inotersen, marketed by Ionis in several countries, which is administered subcutaneously, or tafamidis, marketed by Pfizer in several countries, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers.
We are a multi-product commercial company and expect to continue to invest significant financial and management resources to continue to build our marketing, sales, market access and distribution capabilities and further establish our global infrastructure. Even if we successfully scale our commercial capabilities, the market may not be receptive to our commercial products.
Having received our first product approval only four years ago, we have established our capabilities for marketing, sales, market access and distribution over the last several years. We currently expect to rely on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we intend to commercialize ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, as well as several of our late-stage product candidates, if approved, on our own globally in major markets. Accordingly, we have developed internal marketing, sales, market access and distribution capabilities as part of our core product strategy initially in the U.S., Europe and Japan, with expansion ongoing globally, which has, and will continue to, require significant financial and management resources. For those products for which we will perform marketing, sales, market access and distribution functions ourselves, including ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, and for future products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:
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
If we are unable to continue to develop and scale our own global marketing, sales, market access and distribution capabilities for ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA and any future products, we will not be able to successfully commercialize our products without reliance on third parties.
The patient populations suffering from hATTR amyloidosis, AHP and PH1 are small and have not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of these diseases and diagnosis is not improved, our revenue and ability to achieve profitability from these products may be adversely affected.
Our estimates regarding the potential market size for ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or any future products at the time we commence commercialization, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease. In addition, the U.S. label does not include data from the exploratory cardiac endpoints included in our APOLLO Phase 3 study. This could have an adverse impact on the market opportunity for ONPATTRO in the U.S. In addition, our efforts to raise disease awareness and improve diagnosis of our relevant disease states have been and may in the future be impacted by the COVID-19 pandemic. For example, in 2020 and 2021, we saw a reduction in peer to peer educational opportunities, reduced physician attendance at congresses and symposia and overall opportunities for physician engagement. As is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.
Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are actively monitoring these regulations as we market and sell ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, and as several of our other programs move through late stages of development. However, a number of our programs are currently in the earlier stages of development, and we will not be able to assess the impact of price regulations for such programs for a number of years. We might obtain regulatory approval for a product, including one or more of our approved products, in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.
Our ability to commercialize our approved products or any future products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. One or more of our approved products and other products for which we are able to obtain marketing approval may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell such product(s) or any future products on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into at least 40 value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payers on these agreements is also intended to provide more certainty to them for their investment and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 9.1% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
Some of the drugs we market need to be administered under the supervision of a physician or other healthcare professional on an outpatient basis, including ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if:
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

Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. In response, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the Most Favored Nation, or MFN, Model may materially and adversely affect the price we receive for any of our commercially approved products. Further, on November 20, 2020, the Centers for Medicare and Medicaid Services, or CMS, issued an Interim Final Rule implementing the MFN Model under which Medicare Part B reimbursement rates will be calculated for certain drugs based on the lowest price drug manufacturers receive in OECD countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 29, 2021, CMS rescinded the proposed MFN rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America’s motion for summary judgement invalidating the accumulator adjustment rule. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
A number of other legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed or enacted in recent months and years, and such efforts have expanded substantially in recent years. These developments could, directly or indirectly, affect our ability to sell ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or future products, if approved, at a favorable price.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our approved products or any of our product candidates for which we may obtain regulatory approval, or the frequency with which our products or any future product is prescribed or used.
Further, there have been several changes to the 340B Drug Pricing Program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain healthcare facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B Drug Pricing Program, and CMS subsequently altered the fiscal years 2019 and 2018 reimbursement formula on specified covered outpatient drugs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), and the court denied this petition on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On July 2, 2021, the Supreme Court granted the petition. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals’ decision, holding that HHS’s 2018 and 2019 reimbursement rates for 340B hospitals were contrary to the statute and unlawful. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.
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
In some countries, including Member States of the EU, or Japan, the pricing of prescription drugs is subject to governmental control. Additional countries may adopt similar approaches to the pricing of prescription drugs. In such countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Moreover, political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution, or arbitrage between low-priced and high-priced countries, can further reduce prices. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of a product candidate to other available therapies in order to obtain or maintain reimbursement or pricing approval, which is time-consuming and costly. We cannot be sure that such prices and reimbursement will be acceptable to us or our strategic partners. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of our approved products or any future products in those countries would be negatively affected. Another impact from the tightening pricing control could be felt from greater competition from less expensive generic or biosimilar products once the exclusivity expires; the governments have adopted policies to switch prescribed products to generic versions in order to cut the medical cost.
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
If our operations are found to be in violation of any of the aforementioned requirements, we may be subject to penalties, including civil or criminal penalties (including individual imprisonment), criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, or the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, any of which could adversely affect our financial results. We remain focused on enhancing our global compliance infrastructure following the commercial launch of our four products over the last four years in the U.S., EU and multiple other geographies, and as we prepare for the launch of our products in additional countries, assuming regulatory approvals. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
If other federal spending is reduced, any budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, or NIH, to continue to function. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell our approved products and any other products we may develop. Further, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.
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
There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA products marketed by us or our licensees, our late-stage therapeutic candidates being developed by us or our licensees, including zilebesiran and fitusiran, as well as our other pipeline products. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates or marketed products, or to further develop and commercialize future products, or to continue to develop candidates in our pipeline that are being developed by us or our licensees. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products, including ONPATTRO, GIVLAARI, OXLUMO or AMVUTTRA, or perform research and development or other activities covered by such patents. For example, during 2017 and 2018, Silence Therapeutics, plc, or Silence, filed claims in several jurisdictions, including the High Court of England and Wales, and named us and our wholly owned subsidiary Alnylam UK Ltd. as co-defendants. Silence alleged various claims, including that ONPATTRO infringed one or more Silence patents. There were also a number of related actions brought by us or Silence in connection with this intellectual property dispute. In December 2018, we entered into a Settlement and License Agreement with Silence, resolving all ongoing claims, administrative proceedings, and regulatory proceedings worldwide between us regarding, among other issues, patent infringement, patent invalidity and breach of contract.
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
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. We and Dicerna settled the ongoing litigation between us in April 2018. In March 2022, we announced that we separately filed suit in United States District Court for the District of Delaware against Pfizer and Moderna, Inc., seeking damages for infringement of U.S. Patent No. 11,246,933 in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. In July 2022, we filed a new lawsuit in United States District Court for the District of Delaware against each of Pfizer and Moderna seeking damages for infringing our newly granted U.S. Patent No. 11,382,979. The aforementioned patents relate to our biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop and commercialize. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorization for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, marketed by Pfizer, which is approved in a number of jurisdictions, and inotersen, developed and marketed by Ionis, as well as product candidates in various stages of clinical development, including eplontersen, an additional investigational drug developed by Ionis in partnership with AstraZeneca, which recently met co-primary and secondary endpoints in an interim analysis of a Phase 3 study for the polyneuropathy of hATTR amyloidosis. Finally, we are aware that BridgeBio Pharma, Inc. (formerly Eidos Therapeutics, Inc.), or BridgeBio, announced topline results from Part A of its Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR-CM in December 2021, which did not meet the primary endpoint of the study at month 12. BridgeBio initiated enrollment in Part B of its Phase 3 clinical trial of acoramidis in ATTR-PN patients in the fourth quarter of 2020, and anticipates topline results in 2023. While we believe that ONPATTRO has and will continue to have a competitive product profile for the treatment of patients with hATTR amyloidosis with polyneuropathy, and that AMVUTTRA has a competitive product profile in this indication, it is possible that ONPATTRO and/or AMVUTTRA may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive or negative data and/or the commercial success or failure of competitive products could negatively impact our stock price. For example, our stock price was negatively impacted by the results of Part A of BridgeBio's Phase 3 clinical trial.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with OXLUMO, our RNAi therapeutic approved in the U.S. and EU for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in development by OxThera AB, reloxaliase an investigational enzyme therapy in Phase 3 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc., and nedosiran, an investigational RNAi therapeutic in development by Dicerna for the treatment of primary hyperoxaluria. In July 2019, the FDA granted a Breakthrough Therapy Designation to nedosiran for the treatment of patients with primary hyperoxaluria, and in August 2021, Dicerna reported positive topline results from its PHYOX2 pivotal clinical trial of nedosiran for the treatment of primary hyperoxaluria. Based on the results of the trial, Novo Nordisk expects to submit an NDA to the FDA in mid-2022 for the treatment of PH1 in patients aged six years and older. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to lumasiran, and Dicerna’s nedosiran product candidate. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
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
For example, on September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint alleging violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. While we believe the allegations in the New York State Securities Litigation are without merit, in August 2021 the parties reached an agreement in principle to resolve the matter. At a hearing on April 12, 2022, the Supreme Court of the State of New York granted final approval to the settlement. Proceedings in the First Department were adjourned until April 2022, pending final approval of any settlement, and were withdrawn as a result of final approval on April 18, 2022. Future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial. In addition, we have obligations to indemnify third parties in connection with certain litigation, including the New York State matter, and such obligations are not covered by insurance.
Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.
A small number of our stockholders beneficially own a substantial amount of our common stock. As of June 30, 2022, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.

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
ITEM 6. EXHIBITS

10.1*#	Amended and Restated 2018 Stock Incentive Plan
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

ALNYLAM PHARMACEUTICALS, INC.

Date: July 28, 2022	/s/ Yvonne L. Greenstreet, MBChB, MBA
Yvonne L. Greenstreet, MBChB, MBA Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2022	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)