Form 10-Q
period 2022-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2022-10-27
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At October 21, 2022, the registrant had 123,028,234 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

“Alnylam,” ONPATTRO®, GIVLAARI®, OXLUMO®, AMVUTTRA®, Alnylam Act®, Alnylam Assist®, GEMINI™ and IKARIA™ are trademarks and registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

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
•risks related to the direct or indirect impact of the novel coronavirus, or COVID-19, global pandemic, emerging or future variants of COVID-19 or any future pandemic, such as the scope and duration of the pandemic, government actions and restrictive measures implemented in response, the effectiveness of vaccination and booster vaccination campaigns, material delays in diagnoses of rare diseases, initiation or continuation of treatment for diseases addressed by our products, or in patient enrollment in clinical trials, potential clinical trial, regulatory review and inspection or supply chain disruptions, and other potential impacts to our business;
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
•our future ability to successfully expand the indications for ONPATTRO, AMVUTTRA and OXLUMO;
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
•our belief that our current cash balance should enable us to achieve a self-sustainable profile without the need for future equity financing;
•our expectations regarding the length of time our current cash, cash equivalents and marketable equity and debt securities will support our operations based on our current operating plan;
•our dependence on third parties for development, manufacture and distribution of products;

•our expectations regarding our corporate collaborations, including potential future licensing fees and milestone and royalty payments under existing or future agreements;
•our ability to obtain, maintain and protect our intellectual property;
•our ability to attract and retain qualified key management and scientists, development, medical and commercial staff, consultants and advisors and to successfully execute on our Alnylam P5x25 strategy;
•the outcome of litigation, including our patent infringement suits against Pfizer, Inc., BioNTech SE and Moderna, Inc., or other legal proceedings or of any current or future government investigation, including the investigation related to the subpoena received on or about April 9, 2021 pertaining to our marketing and promotion of ONPATTRO in the United States, or U.S.;
•regulatory developments in the U.S. and foreign countries;
•the impact of laws and regulations;
•developments relating to our competitors and our industry;
•our ability to satisfy our payment obligations, remain in compliance with covenants under our debt agreements and to service the interest on or to refinance our indebtedness, including our convertible notes, or to make cash payments in connection with any conversion of the Notes, to the extent required;
•our expectations regarding the effect of the capped call transactions and regarding the anticipated market activities of the option counterparties and/or their respective affiliates; and
•other risks and uncertainties, including those listed under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,073,228	$819,975
Marketable debt securities	1,169,050	1,548,617
Marketable equity securities	23,051	66,972
Accounts receivable, net	184,513	198,571
Inventory	115,489	86,363
Prepaid expenses and other current assets	125,516	88,078
Total current assets	2,690,847	2,808,576
Property, plant and equipment, net	514,821	501,958
Operating lease right-of-use assets	218,802	231,675
Restricted investments	49,389	40,891
Other assets	61,396	60,204
Total assets	$3,535,255	$3,643,304
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$40,572	$73,426
Accrued expenses	510,579	395,174
Operating lease liability	41,581	40,548
Deferred revenue	144,208	149,483
Liability related to the sale of future royalties	35,851	37,079
Total current liabilities	772,791	695,710
Operating lease liability, net of current portion	266,323	281,347
Deferred revenue, net of current portion	132,930	152,360
Convertible debt	1,015,975	—
Long-term debt	—	675,697
Liability related to the sale of future royalties, net of current portion	1,231,873	1,151,024
Other liabilities	183,001	98,963
Total liabilities	3,602,893	3,055,101
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 122,991 shares issued and outstanding as of September 30, 2022; 120,182 shares issued and outstanding as of December 31, 2021	1,230	1,202
Additional paid-in capital	6,336,771	6,058,453
Accumulated other comprehensive loss	(43,783)	(33,259)
Accumulated deficit	(6,361,856)	(5,438,193)
Total stockholders’ (deficit) equity	(67,638)	588,203
Total liabilities and stockholders’ (deficit) equity	$3,535,255	$3,643,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Operations
Revenues:
Net product revenues	$232,267	$167,044	$632,654	$463,624
Net revenues from collaborations	29,297	20,136	64,267	121,328
Royalty revenue	2,742	453	5,462	800
Total revenues	264,306	187,633	702,383	585,752
Operating costs and expenses:
Cost of goods sold	36,507	28,091	94,002	81,370
Cost of collaborations and royalties	4,609	4,572	23,549	21,110
Research and development	245,371	194,572	620,976	563,106
Selling, general and administrative	235,859	142,075	560,314	434,257
Total operating costs and expenses	522,346	369,310	1,298,841	1,099,843
Loss from operations	(258,040)	(181,677)	(596,458)	(514,091)
Other (expense) income:
Interest expense	(41,084)	(40,274)	(126,055)	(106,205)
Other (expense) income, net	(30,233)	17,715	(120,873)	28,454
Loss on the extinguishment of debt	(76,586)	—	(76,586)	—
Total other expense, net	(147,903)	(22,559)	(323,514)	(77,751)
Loss before income taxes	(405,943)	(204,236)	(919,972)	(591,842)
Benefit from (provision for) income taxes	23	(278)	(3,691)	(2,522)
Net loss	$(405,920)	$(204,514)	$(923,663)	$(594,364)
Net loss per common share - basic and diluted	$(3.32)	$(1.72)	$(7.62)	$(5.04)
Weighted-average common shares used to compute basic and diluted net loss per common share	122,166	119,141	121,158	118,005

Statements of Comprehensive Loss
Net loss	$(405,920)	$(204,514)	$(923,663)	$(594,364)
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(2,053)	(64)	(11,004)	(312)
Foreign currency translation gain	460	1,857	377	9,530
Defined benefit pension plans, net of tax	34	58	103	174
Total other comprehensive (loss) income	(1,559)	1,851	(10,524)	9,392
Comprehensive loss	$(407,479)	$(202,663)	$(934,187)	$(584,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2021	120,182	$1,202	$6,058,453	$(33,259)	$(5,438,193)	$588,203
Exercise of common stock options, net of tax withholdings	524	5	28,054	—	—	28,059
Issuance of common stock under equity plans	23	—	—	—	—	—
Stock-based compensation expense	—	—	30,051	—	—	30,051
Other comprehensive loss	—	—	—	(4,806)	—	(4,806)
Net loss	—	—	—	—	(240,341)	(240,341)
Balance as of March 31, 2022	120,729	1,207	6,116,558	(38,065)	(5,678,534)	401,166
Exercise of common stock options, net of tax withholdings	192	2	13,890	—	—	13,892
Issuance of common stock under equity plans	71	1	8,089	—	—	8,090
Stock-based compensation expense	—	—	34,453	—	—	34,453
Other comprehensive loss	—	—	—	(4,159)	—	(4,159)
Net loss	—	—	—	—	(277,402)	(277,402)
Balance as of June 30, 2022	120,992	1,210	6,172,990	(42,224)	(5,955,936)	176,040
Exercise of common stock options, net of tax withholdings	1,657	17	153,259	—	—	153,276
Issuance of common stock under equity plans	342	3	—	—	—	3
Stock-based compensation expense	—	—	129,133	—	—	129,133
Purchase of capped calls related to convertible debt	—	—	(118,611)	—	—	(118,611)
Other comprehensive loss	—	—	—	(1,559)	—	(1,559)
Net loss	—	—	—	—	(405,920)	(405,920)
Balance as of September 30, 2022	122,991	$1,230	$6,336,771	$(43,783)	$(6,361,856)	$(67,638)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
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

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(923,663)	$(594,364)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,157	36,192
Amortization and interest accretion related to operating leases	30,508	32,051
Non-cash interest expense on liability related to the sale of future royalties	79,621	87,197
Stock-based compensation	187,882	121,135
Realized and unrealized loss (gain) on marketable equity securities	40,108	(61,273)
Loss on extinguishment of debt	76,586	—
Change in fair value of development derivative liability	70,776	19,654
Other	20,607	15,568
Changes in operating assets and liabilities:
Accounts receivable, net	7,672	(42,350)
Inventory	(15,158)	(15,655)
Prepaid expenses and other assets	(47,194)	(48,765)
Accounts payable, accrued expenses and other liabilities	89,152	48,738
Operating lease liability	(31,718)	(29,586)
Deferred revenue	(24,632)	(60,094)
Net cash used in operating activities	(409,296)	(491,552)
Cash flows from investing activities:
Purchases of property, plant and equipment	(50,424)	(54,486)
Purchases of marketable securities	(1,253,584)	(973,146)
Sales and maturities of marketable securities	1,626,848	1,172,100
Proceeds from maturity of restricted investments	89,951	25,975
Purchases of restricted investments	(98,451)	(26,140)
Other investing activities	(5,075)	(4,198)
Net cash provided by investing activities	309,265	140,105
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	202,646	201,227
Proceeds from convertible debt, net	1,016,888	—
Repayment of term loan	(762,107)	—
Purchases of capped calls related to convertible debt	(118,611)	—
Proceeds from the sale of future royalties	—	500,000
Proceeds from development derivative	23,500	16,100
Proceeds from term loan facility	—	250,000
Other financing activities	—	(12,500)
Net cash provided by financing activities	362,316	954,827
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,049)	(5,968)
Net increase in cash, cash equivalents and restricted cash	253,236	597,412
Cash, cash equivalents and restricted cash, beginning of period	822,153	499,046
Cash, cash equivalents and restricted cash, end of period	$1,075,389	$1,096,458
Supplemental disclosure of cash flows:
Cash paid for interest	$43,932	$17,703
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
As of September 30, 2022, we have five products that have received marketing approval, including one partnered product, and multiple late-stage investigational programs advancing towards potential commercialization. As of September 30, 2022, we generated worldwide product revenues from four commercialized products, ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, primarily in the U.S., Europe and Japan.
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
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Updates to our significant accounting policies, including the convertible debt policy, are discussed below.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2022, together with the cash we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing certain separation models required under existing guidance. In addition, the standard removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, or EPS. ASU 2020-06 is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. We adopted the new standard on January 1, 2022 and there was no impact on the date of adoption. During the third quarter of 2022, we issued convertible notes as described in Note 10, Convertible Debt.
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
ONPATTRO
United States	$67,196	$51,247	$200,588	$153,109
Europe	57,217	51,019	167,185	136,576
Rest of World	20,537	18,051	67,614	46,422
Total	144,950	120,317	435,387	336,107

AMVUTTRA
United States	25,060	—	25,060	—
Europe	169	—	169	—
Total	25,229	—	25,229	—

GIVLAARI
United States	31,169	22,372	84,505	62,502
Europe	12,477	7,568	36,059	22,461
Rest of World	2,013	1,893	5,522	2,173
Total	45,659	31,833	126,086	87,136

OXLUMO
United States	6,383	5,236	18,916	13,156
Europe	9,348	9,658	25,099	27,225
Rest of World	698	—	1,937	—
Total	16,429	14,894	45,952	40,381

Total net product revenues	$232,267	$167,044	$632,654	$463,624

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of September 30, 2022	As of December 31, 2021
Receivables included in “Accounts receivable, net”	$160,162	$124,906

4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Regeneron Pharmaceuticals	$21,979	$14,161	$34,405	$90,908
Novartis AG	5,803	4,160	27,472	21,179
Vir Biotechnology	441	1,233	1,137	8,033
Other	1,074	582	1,253	1,208
Total	$29,297	$20,136	$64,267	$121,328

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of September 30, 2022	As of December 31, 2021
Receivables included in “Accounts receivable, net”	$21,933	$73,266
Contract liabilities included in “Deferred revenue”	$73,625	$88,627
We recognized revenue of $11.7 million and $17.0 million in the three and nine months ended September 30, 2022, respectively, and revenue of $12.7 million and $65.2 million in the three and nine months ended September 30, 2021, respectively, that was included in the contract liability balance at the beginning of the period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended September 30,
	2022			2021
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$9,812	$1,154	$8,982	$3,152	$285	$10,964
Other	—	357	—	572	37	728
Total	$9,812	$1,511	$8,982	$3,724	$322	$11,692

	Nine Months Ended September 30,
	2022			2021
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$12,926	$2,141	$27,935	$17,343	$547	$34,082
Other	156	679	337	2,976	745	3,844
Total	$13,082	$2,820	$28,272	$20,319	$1,292	$37,926

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The research and development expenses incurred for the agreements included in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the three and nine months ended September 30, 2022 and 2021, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
In addition, we recognized a reduction to our research and development expenses of $2.3 million and $9.7 million for the three and nine months ended September 30, 2022, respectively, and of $3.3 million and $12.7 million for the three and nine months ended September 30, 2021, respectively, from cost reimbursement due under certain of our collaboration agreements with Regeneron Pharmaceuticals, Inc., or Regeneron, accounted for under Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of September 30, 2022, the total transaction price was determined to be $558.4 million, an increase of $20.0 million from December 31, 2021. As of September 30, 2022, the transaction price is comprised of the upfront payment and variable consideration related to development, manufacture and supply activities. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation, is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of September 30, 2022	As of September 30, 2022	As of December 31, 2021	Accounting Guidance
Research Services Obligation	$215,680	$33,200	$42,300	ASC 606
C5 License Obligation	96,700	30,300	26,900	ASC 606
C5 Co-Co Obligation	246,000	203,100	212,500	ASC 808
	$558,380	$266,600	$281,700

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Revenue Recognized During
Performance Obligations	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Accounting Guidance
Research Services Obligation	$10,300	$8,900	$19,100	$28,900	ASC 606
C5 License Obligation	1,400	1,200	(2,100)	30,400	ASC 606
C5 Co-Co Obligation	5,400	2,500	9,400	16,400	ASC 808
	$17,100	$12,600	$26,400	$75,700
As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and C5 License Obligation that was unsatisfied was $140.3 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. This amount excludes the transaction price allocated to the C5 Co-Co Obligation accounted for under ASC 808. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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
As of September 30, 2022, we have earned $70.0 million of milestones and upon achievement of certain events, we will be entitled to receive additional milestones, up to an aggregate of $110.0 million, including $100.0 million in specified commercialization milestones and $10.0 million in other specified regulatory milestones. In addition, we are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments under the MDCO License Agreement and future royalty payments may be less than anticipated.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We identified one performance obligation under the Novartis License Agreement comprised of: i) the exclusive license to develop, manufacture and commercialize siRNAs targeting ESLD; and ii) the obligation to perform work under the DC Workplan. The license is not distinct from the services, including the obligation to deliver development candidates, as Novartis cannot benefit on its own from the value of the license without receipt of such services. We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of September 30, 2022, the total transaction price was determined to be approximately $16.0 million, comprised of the $12.5 million upfront payment and estimated variable consideration attributed to work to be performed under the DC Workplan. We utilized the expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of September 30, 2022, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $13.0 million, which is expected to be recognized through the term of the DC Workplan as the services are performed.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 2021). The license is not distinct from the services, including the obligation to deliver development candidates and supply product, as Vir cannot benefit on its own from the value of the license without receipt of such services and supply.
We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of September 30, 2022, the total transaction price was determined to be $111.1 million, comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, milestones achieved, and variable consideration related to development, manufacture and supply activities.
We utilized the expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of September 30, 2022, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $36.3 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.
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
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. At execution and as of September 30, 2022, our estimate of this total interest expense resulted in an effective annual interest rate of 11% and 8%, respectively. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and to the extent the amount or timing of such payments is materially different than our initial estimates, we will prospectively adjust the amortization of the liability related to the sale of future royalties and the related interest expense.
As of September 30, 2022, the carrying value of the liability related to the sale of future royalties was $1.27 billion, net of closing costs of $11.0 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2022 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2021	$1,188,103
Interest expense recognized	81,343
Payments	(1,722)
Carrying value as of September 30, 2022	$1,267,724
6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$430,470	$430,470	$—	$—
U.S. treasury securities	62,863	—	62,863	—
Commercial paper	6,215	—	6,215	—
Marketable debt securities:
U.S. treasury securities	817,631	—	817,631	—
Corporate notes	166,384	—	166,384	—
U.S. government-sponsored enterprise securities	175,205	—	175,205	—
Commercial paper	9,830	—	9,830	—
Marketable equity securities	23,051	23,051	—	—
Restricted cash (money market funds)	1,196	1,196	—	—
Total financial assets	$1,692,845	$454,717	$1,238,128	$—
Financial liabilities
Development derivative liability	$177,894	$—	$—	$177,894

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	As of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$255,869	$255,869	$—	$—
U.S. treasury securities	54,998	—	54,998	—
Marketable debt securities:
U.S. treasury securities	1,030,578	—	1,030,578	—
Corporate notes	253,239	—	253,239	—
U.S. government-sponsored enterprise securities	177,741	—	177,741	—
Commercial paper	78,543	—	78,543	—
Certificates of deposit	7,501	—	7,501	—
Municipal securities	1,015	—	1,015	—
Marketable equity securities	66,972	66,972	—	—
Restricted cash (money market funds)	1,195	1,195	—	—
Total financial assets	$1,927,651	$324,036	$1,603,615	$—
Financial liabilities
Development derivative liability	$83,618	$—	$—	$83,618
The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three or nine months ended September 30, 2022 or 2021.
The following tables summarize our marketable debt securities:

	As of September 30, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$886,783	$27	$(6,316)	$880,494
Corporate notes	169,358	—	(2,974)	166,384
U.S. government-sponsored enterprise securities	178,576	11	(3,382)	175,205
Commercial paper	16,045	—	—	16,045
Total	$1,250,762	$38	$(12,672)	$1,238,128

	As of December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,086,232	$6	$(662)	$1,085,576
Corporate notes	253,926	1	(688)	253,239
U.S. government-sponsored enterprise securities	178,027	2	(288)	177,741
Commercial paper	78,543	—	—	78,543
Certificates of deposit	7,501	—	—	7,501
Municipal securities	1,016	—	(1)	1,015
Total	$1,605,245	$9	$(1,639)	$1,603,615

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of September 30, 2022	As of December 31, 2021
Marketable debt securities	$1,169,050	$1,548,617
Cash and cash equivalents	69,078	54,998
Total	$1,238,128	$1,603,615
8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of September 30, 2022	As of December 31, 2021
Raw materials	$17,718	$14,754
Work in progress	102,447	100,942
Finished goods	21,483	7,005
Total	$141,648	$122,701
As of September 30, 2022 and December 31, 2021, we had $26.2 million and $36.3 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
(In thousands)	2022	2021
Cash and cash equivalents	$1,073,228	$1,093,991
Total restricted cash included in other assets	2,161	2,467
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,075,389	$1,096,458
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$(32,792)	$(2,811)	$(1,630)	$3,974	$(33,259)
Other comprehensive income before reclassifications	—	—	6	377	383
Amounts reclassified from other comprehensive income (loss)	—	103	(11,010)	—	(10,907)
Net other comprehensive income (loss)	—	103	(11,004)	377	(10,524)
Balance as of September 30, 2022	$(32,792)	$(2,708)	$(12,634)	$4,351	$(43,783)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(32,792)	$(3,754)	$348	$(7,424)	$(43,622)
Other comprehensive (loss) income before reclassifications	—	—	(219)	9,530	9,311
Amounts reclassified from other comprehensive income (loss)	—	174	(93)	—	81
Net other comprehensive income (loss)	—	174	(312)	9,530	9,392
Balance as of September 30, 2021	$(32,792)	$(3,580)	$36	$2,106	$(34,230)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable equity securities and amortization of our pension obligation which are recorded as other income in the condensed consolidated statements of operations and comprehensive loss.
9. CREDIT AGREEMENT
In April 2020, we entered into a credit agreement, or Credit Agreement, among us, certain of our subsidiaries (such subsidiaries, together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP (now Blackstone Alternative Credit Advisors LP) and certain other affiliates of The Blackstone Group Inc., and the other lenders from time to time parties thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders. The Credit Agreement provided for a senior secured delayed draw term loan facility, referred to as the Term Loans, which consisted of three tranches providing funding of $700.0 million. The Tranche 1 Loan of $200.0 million, the Tranche 2 Loan of $250.0 million and the Tranche 3 Loan of $250.0 million were drawn as of December 31, 2020, June 30, 2021, and December 31, 2021 respectively, and are included in long-term debt in the condensed consolidated balance sheets. As of September 30, 2022, we extinguished the Term Loans and paid all outstanding balances, including principal of $700.0 million and prepayment premiums of $62.1 million and terminated the Credit Agreement.
The Term Loans were initially set to mature in December 2027. During the period the Term Loans were outstanding, we had elected a LIBOR Rate plus 7%, and paid $17.5 million in total funding fees in connection with such Term Loans. Our interest rate was 9% and 8% as of June 30, 2022 and December 31, 2021, respectively.
We were obligated to pay interest due on the Term Loans calculated through December 31, 2022 notwithstanding prepayment. Prepayment of Term Loans was subject to a fee of 5% of the loan principal.
All obligations under the Credit Agreement were secured, subject to certain exceptions, by security interests in the following assets: (i) intellectual property owned by us relating to ONPATTRO, GIVLAARI, and AMVUTTRA, (ii) the equity interests held by the Loan Parties in their subsidiaries, (iii) all of our ownership of the inclisiran royalty remaining after the royalty purchase under the Purchase Agreement, and (iv) material real property, and certain personal property, including, without limitation, cash held in certain deposit accounts of the Loan Parties and equipment. Upon payment of the Term Loans all security interest were terminated.
The Credit Agreement contained negative covenants that, among other things and subject to certain exceptions, could have restricted our ability to, incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. Additionally, the Credit Agreement contained certain customary representations and warranties, affirmative covenants and provisions relating to events of default, including nonpayment of principal, interest and other amounts; failure to comply with covenants; the rendering of judgments or orders or default by us in respect of other material indebtedness; and certain insolvency and ERISA events. The Credit Agreement also required us to have consolidated liquidity of at least $100.0 million as of the last day of each fiscal quarter.
10. CONVERTIBLE DEBT
Convertible Senior Notes Due 2027
On September 12, 2022, we commenced a private offering of $900.0 million in aggregate principal amount of 1% Convertible Senior Notes due 2027, or the Initial Notes. On September 13, 2022, the initial purchasers in such offering exercised their option to purchase an additional $135.0 million in aggregate principal amount of our 1% Convertible Senior

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes due 2027, or the Additional Notes, and together with the Initial Notes collectively referred to as the Notes, bringing the total aggregate principal amount of the Notes to $1.04 billion. The Notes were issued pursuant to an indenture, dated September 15, 2022, or the Indenture. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable.
The Notes will mature on September 15, 2027, unless earlier converted, redeemed or repurchased. The Notes will bear interest from September 15, 2022 at a rate of 1% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2023. The Notes are convertible at the option of the noteholder on or after June 15, 2027. Prior to June 15, 2027, the Notes are convertible only under the following circumstances: (1) During any calendar quarter commencing after the calendar quarter ending on December 31, 2022 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) During the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on such trading day; (3) If we call any or all of the Notes for redemption; or (4) Upon the occurrence of specific corporate events as set forth in the Indenture governing the Notes. We will settle any conversions of Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election.
The conversion rate for the Notes will initially be 3.4941 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $286.20 per share of common stock. The initial conversion price of the Notes represents a premium of approximately 35% over the $212.00 per share last reported sale price of common stock on September 12, 2022. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
We may not redeem the Notes prior to September 20, 2025. We may redeem for cash equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest all or any portion of the Notes, at our option, on or after September 20, 2025, if the last reported sales price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. No sinking fund is provided for the Notes and therefore we are not required to redeem or retire the Notes periodically.
If we undergo a fundamental change, as defined in the indenture agreement, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such a corporate event. The conditions allowing holders of the Notes to convert were not met this quarter.
As of September 30, 2022, the Notes are classified as a long-term liability, net of issuance costs of $19.2 million, on the condensed consolidated balance sheets. As of September 30, 2022, the net carrying amount of the Notes approximates fair value as the Notes were issued on September 15, 2022. Interest expense recognized related to the Notes for the three months ended September 30, 2022 was immaterial. The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of September 30, 2022, the effective interest rate of the Notes is 1%.
Capped Call Transactions
In September 2022, in connection with the pricing of the Initial Notes and the initial purchasers’ exercise of their option to purchase the Additional Notes, we entered into privately negotiated capped call transactions, or Capped Call Transactions. The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that underlie the Notes. The cap price of the Capped Call Transactions is initially $424.00 per share, which represents a premium of 100% over the last reported sale price of common stock of $212.00 per share on September 12, 2022, and is subject to certain adjustments under the terms of the capped call transactions. We used approximately $118.6 million of the proceeds from the offering of Notes to pay the cost of the Capped Call Transactions.
We evaluated the Capped Call Transactions and determined that they should be accounted for separately from the Notes. The cost of $118.6 million to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2022 as the Capped Call Transactions are indexed to our own stock and met the criteria to be classified in stockholders' equity.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. DEVELOPMENT DERIVATIVE LIABILITY
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
As of September 30, 2022, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, assuming regulatory approval for ATTR-cardiomyopathy, (iv) our cost of borrowing (13%), and (v) Blackstone Life Sciences' cost of borrowing (4%).

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2021	$83,618
Amount received under the Funding Agreement	23,500
Loss recorded from remeasurement	70,776
Carrying value as of September 30, 2022	$177,894
12. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development	$52,962	$12,417	$75,217	$49,878
Selling, general and administrative	75,156	20,950	112,665	71,257
Total	$128,118	$33,367	$187,882	$121,135

13. NET LOSS PER COMMON SHARE
We compute basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period. We compute diluted net loss per common share by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding during the period. In the diluted net loss per share calculation, net loss would be adjusted for the elimination of interest expense on the Convertible debt. Potential common shares consist of shares issuable upon the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding shares using the treasury stock method) or upon conversion of the convertible debt outstanding during the period (calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later). Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.
The following common share equivalents were excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of September 30,
(In thousands)	2022	2021
Options to purchase common stock	10,741	11,715
Unvested restricted common stock	1,617	1,246
Convertible debt	3,616	—
Total	15,974	12,961

14. COMMITMENTS AND CONTINGENCIES
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Government Investigation
We have previously disclosed that, on or about April 9, 2021, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of Massachusetts, requiring production of documents pertaining to our marketing and promotion of ONPATTRO (patisiran) in the U.S. We are cooperating with the U.S. Attorney’s Office and producing documents in response to the subpoena. Current and former officers and employees also have received subpoenas in connection with the preservation and production of related materials. Given the ongoing nature of the investigation, it is possible that the U.S. Attorney’s Office for the District of Massachusetts or other government entities may request other information from, or issue other subpoenas, findings or similar documents to, us, our related entities and their respective directors, officers and employees. In light of the ongoing nature of the investigation, no determination has been made that a loss, if any, arising from this matter is probable or that the amount of any such loss, or range of loss, is reasonably estimable. We also previously disclosed that since learning of this federal government investigation, our nominating and corporate governance committee is directing our review of and response to the matter.
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
On July 12, 2022, we filed a new lawsuit against each of Pfizer and Moderna seeking damages for infringing our newly granted U.S. Patent No. 11,382,979 in Pfizer’s and Moderna’s manufacture and sale of their mRNA COVID-19 vaccines. The parties agreed to combine the two patents in one lawsuit, separately against each of Moderna and Pfizer/BioNTech.
The court has set a trial date of November 12, 2024 for Alnylam v. Moderna and November 18, 2024 for Alnylam v. Pfizer/BioNTech.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
action taken by the officer or director while acting in such capacity, subject to certain limitations. These indemnification costs are charged to selling, general and administrative expense.
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification obligations as of September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global commercial-stage biopharmaceutical company developing novel therapeutics based on ribonucleic acid interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, and function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients with rare and prevalent diseases. To date, our efforts to advance this revolutionary approach have yielded the approval of five first-in-class RNAi-based medicines, ONPATTRO® (patisiran), GIVLAARI® (givosiran), OXLUMO® (lumasiran), AMVUTTRA® (vutrisiran) and Leqvio® (inclisiran).
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
We currently have five marketed products and over a dozen clinical programs, including multiple programs in late-stage development, across four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. Four of our marketed products are within the Genetic Medicines STAr, ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA. ONPATTRO is approved by the United States Food and Drug Administration, or the FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries, including Brazil. In August 2022, we reported positive results from the APOLLO-B Phase 3 study of patisiran (the non-branded name of ONPATTRO) in patients with ATTR amyloidosis with cardiomyopathy and announced that we plan to submit a supplemental New Drug Application, or sNDA, for ONPATTRO as a potential treatment for ATTR amyloidosis with cardiomyopathy for review by the FDA in late 2022. GIVLAARI is approved in the U.S. for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several additional countries, including Brazil, Canada, Switzerland and Japan. Regulatory filings for givosiran (the non-branded drug name for GIVLAARI) are pending or planned during the remainder of 2022 and beyond. In November 2020, we received regulatory approval for OXLUMO in the U.S. and EU for the treatment of primary hyperoxaluria type 1, or PH1, in all age groups. In June 2021, we received marketing authorization approval for OXLUMO in Brazil for the treatment of PH1 in both children and adult patients. In October 2022, we announced that the FDA approved our sNDA for lumasiran (the non-branded drug name for OXLUMO), for the treatment of PH1 to lower urinary oxalate and plasma oxalate levels in pediatric and adult patients. Regulatory filings in other territories are pending and additional filings are planned during the remainder of 2022 and beyond. In June 2022, we received regulatory approval for AMVUTTRA in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults. In September 2022, the European Commission, or EC, granted marketing authorization for AMVUTTRA for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy. We have also filed for regulatory approval for vutrisiran (the non-branded name of AMVUTTRA) with the Brazilian Health Regulatory Agency and the Japanese Pharmaceuticals and Medical Devices Agency, or the PMDA. Additional regulatory filings are planned during the remainder of 2022 and beyond.
Our fifth product, Leqvio (inclisiran), is in the Cardio-Metabolic Diseases STAr. Leqvio is being developed and commercialized by our partner Novartis AG, or Novartis, and has received marketing authorization from the EC for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of LDL-C. As of the end of September 2022, Leqvio has been approved in more than 60 countries.
In addition to our marketed products, we have multiple late-stage investigational programs advancing toward potential commercialization. These programs include our wholly owned programs: lumasiran for the treatment of recurrent renal stones; patisiran for the treatment of transthyretin amyloidosis, or ATTR amyloidosis, with cardiomyopathy; vutrisiran for the treatment of ATTR amyloidosis with cardiomyopathy; as well as fitusiran for the treatment of hemophilia, which is being advanced by our partner Genzyme Corporation, a Sanofi Company, or Sanofi; and cemdisiran for the treatment of complement-mediated diseases, which we are advancing as a monotherapy in a Phase 2 study, and our partner Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing cemdisiran in combination with pozelimab in Phase 3 studies in myasthenia gravis and paroxysmal nocturnal hemoglobinuria.
As part of our Alnylam P5x25 strategy, we are focused on developing transformative prevalent disease medicines. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, or AGT, in development for the treatment of hypertension. In November 2021, we reported positive interim data from the ongoing Phase 1 study of zilebesiran, and initiated the KARDIA Phase 2 clinical studies for zilebesiran. KARDIA-1 is designed to evaluate zilebesiran as a monotherapy across different doses administered quarterly and biannually. KARDIA-2 will evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by standard of care antihypertensive medications.
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
We have incurred significant losses since we commenced operations in 2002 and as of September 30, 2022, we had an accumulated deficit of $6.36 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses, however we expect 2019 represents our peak operating loss year as we transition towards a self-sustainable financial profile. We anticipate that our operating results will continue to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of September 30, 2022, we generate worldwide product revenues from four commercialized products, ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, primarily in the U.S., Europe and Japan. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell our approved products or any other products approved in the future. A portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Vir and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances. Such alliances include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our partner Novartis, as well as proceeds from the sale of equity or debt.
Convertible Senior Notes
In September 2022, we issued $1.04 billion aggregate principal amount of 1.00% Convertible Senior Notes due 2027, or Notes. The Notes will mature on September 15, 2027, unless earlier converted, redeemed or repurchased. The Notes will bear interest from September 15, 2022 at a rate of 1.00% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2023. Before June 15, 2027, noteholders will have the right to convert their Notes in certain circumstances and during specified periods. From and after June 15, 2027, the Notes will be convertible at the option of the noteholders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. We will settle any conversions of Notes by paying or delivering, as applicable, cash shares of our common stock, par value $0.01 per share, or Common Stock, or a combination of cash and shares of Common Stock, at our election.

In connection with the issuance of the Notes, we paid $118.6 million, including expenses, to enter into privately negotiated capped call transactions with certain initial purchasers of the Notes or their respective affiliates and certain other financial institutions, or capped call transactions. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes in the event that the market price per share of our common stock, as measured under the terms of the capped call transactions, is greater than the strike price of the capped call transactions, which initially corresponds to the conversion price of the Notes, and is subject to anti-dilution adjustments generally similar to those applicable to the conversion rate of the Notes. The cap price of the capped call transactions will initially be $424.00 per share, which represents a premium of approximately 100% based on the last reported sale price of our common stock of $212.00 per share on September 12, 2022, and is subject to certain adjustments under the terms of the capped call transactions. If, however, the market price per share of our common stock, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, there would nevertheless be dilution upon conversion of the Notes to the extent that such market price exceeds the cap price of the capped call transactions.
We used approximately $762.0 million of the net proceeds from the offering to repay borrowings, inclusive of prepayment premiums, under our credit agreement with Blackstone, and intend to use the remainder of the net proceeds for general corporate purposes.
The COVID-19 Pandemic
The ongoing COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures. We have and will continue to closely monitor the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the ongoing COVID-19 pandemic. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19 and variants thereof. The extent to which COVID-19 ultimately impacts our business, results of operations or financial condition will depend on future developments, which, despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus, including any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information that may emerge concerning the severity of COVID-19, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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

The chart below is a summary of our commercial products and late- and early-stage development programs as of October 2022. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):

- ● Genetic Medicines
- ● Cardio-Metabolic Diseases
- ● Infectious Diseases
- ● CNS/Ocular Diseases

		EARLY/MID-STAGE (IND/CTA Filed-Phase 2)	LATE STAGE (Phase 2-Phase 3)	REGISTRATION/ COMMERCIAL[1] (OLE/Phase 4/IIS/registries)	COMMERCIAL RIGHTS
onpattro (patisiran)	*hATTR Amyloidosis with PN*[2]			●	Global
GIVLAARI (givosiran)	*Acute Hepatic Porphyria*[3]			●	Global
OXLUMO (lumasiran)	*Primary Hyperoxaluria Type 1*[4]			●	Global
LEQVIO (inclisiran)	*Hypercholesterolemia*[5]			●	Milestones & up to 20% Royalties[6]
amvuttra (vutrisiran)	*hATTR Amyloidosis with PN*[7]			●	Global
Patisiran	*ATTR Amyloidosis with CM*		●		Global
Vutrisiran	*ATTR Amyloidosis with CM*		●		Global
TBD*	*Stargardt Disease*		○		Global
ALN-TTRsc04*	*ATTR Amyloidosis*	●			Global
Fitusiran*	*Hemophilia*		●		15-30% Royalties
Lumasiran	*Severe PH1* *Recurrent Renal Stones*	●		●	Global
Cemdisiran (+/- Pozelimab)[9]*	*Complement-Mediated Diseases*		●		50-50; Milestone/Royalty
Belcesiran[10]*	*Alpha-1 Liver Disease*	●			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[11]*	*Hepatitis B Virus Infection*	●			50-50 option post-Phase 2
Zilebesiran (ALN-AGT)*	*Hypertension*	●			Global
ALN-HSD*	*NASH*	●			50-50
ALN-APP*	*Alzheimer's Disease;* *Cerebral Amyloid Angiopathy*	●			50-50
ALN-XDH*	*Gout*	●			Global

[1] Includes marketing application submissions; [2] Approved in the U.S. and Canada for the PN of hATTR amyloidosis in adults, and in the EU, Japan and other countries for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy; [3] Approved in the U.S., Brazil and Canada for the treatment of adults with acute hepatic porphyria (AHP), and in the EU and Japan for the treatment of AHP in adults and adolescents aged 12 years and older; [4] Approved in the U.S., EU and Brazil for the treatment of primary hyperoxaluria type 1 in all age groups; [5] Approved in the U.S. for the treatment of heterozygous familial hypercholesterolemia (HeFH) or clinical atherosclerotic cardiovascular disease (ASCVD) and in the EU for the treatment of hypercholesterolemia or mixed dyslipidemia; [6] Novartis has obtained global rights to develop, manufacture and commercialize inclisiran; 50% of inclisiran royalty revenue from Novartis will be payable to Blackstone by Alnylam; [7] Approved in the U.S. for the PN of hATTR amyloidosis in adults, and in the EU and Japan for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy; [8] The Company is considering options for the best path forward to bring an RNAi therapeutic to patients with Stargardt Disease; [9] Cemdisiran and pozelimab are each currently in Phase 2 development; Alnylam and Regeneron are evaluating potential combinations of these two investigational therapeutics; [10] Dicerna is leading and funding development of belcesiran; [11] Vir is leading and funding development of ALN-HBV02; * Not approved for any indication and conclusions regarding the safety or efficacy of the drug have not been established.

During the third quarter of 2022 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
TTR Franchise: ONPATTRO & AMVUTTRA
•We achieved global net product revenues for ONPATTRO and AMVUTTRA for the third quarter of 2022 of $145.0 million and $25.2 million, respectively.
GIVLAARI
•We achieved GIVLAARI global net product revenues for the third quarter of 2022 of $45.7 million.
OXLUMO
•We achieved OXLUMO global net product revenues for the third quarter of 2022 of $16.4 million.
Leqvio
•Our partner, Novartis, continued the launch of Leqvio in the U.S. and in other markets, with focus on patient on-boarding, removing access hurdles and enhancing medical education.

Late-Stage Clinical Development
•We continued to advance patisiran, in development for the treatment of ATTR amyloidosis:
◦Reported positive results from the APOLLO-B Phase 3 study in patients with ATTR amyloidosis with cardiomyopathy, and announced that we remain on track to submit an sNDA for review by the FDA by year-end.
•We continued to advance vutrisiran, in development for the treatment of ATTR amyloidosis:
◦Received marketing authorization for AMVUTTRA for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy in Europe and the UK, as well as approval for TTR type familial amyloidosis with polyneuropathy in Japan; and
◦Announced that we do not plan to conduct the optional interim analysis for the HELIOS-B Phase 3 study in patients with ATTR amyloidosis with cardiomyopathy, and that the study remains on track for topline results in early 2024.
•We continued to advance lumasiran for the treatment of PH1 and in development for the treatment of recurrent kidney stone disease:
◦Based on the successful outcome of the ILLUMINATE-C study in children and adults with advanced PH1, received approval from the FDA of an sNDA for OXLUMO, expanding the indication for the treatment of PH1 to lower urinary oxalate and plasma oxalate levels in pediatric and adult patients, and received approval from the EMA of a Type II variation to include the ILLUMINATE-C data in the label.
•We continued to advance cemdisiran for the treatment of complement-mediated diseases, in collaboration with our partner, Regeneron:
◦Reported positive results from the Phase 2 study in patients with immunoglobulin A nephropathy, or IgAN; and
◦Announced that we are working with Regeneron to finalize plans for the Phase 3 clinical development of cemdisiran in IgAN.
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate or obtain approval or the desired labeling for the product candidate from regulatory authorities. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, including those risks associated with the ongoing COVID-19 pandemic, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products or any approved product for an expanded indication in a timely manner or successfully launch, market and sell any of our commercially approved products, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
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
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total revenues	$264,306	$187,633	$76,673	41%	$702,383	$585,752	$116,631	20%
Operating costs and expenses	$522,346	$369,310	$153,036	41%	$1,298,841	$1,099,843	$198,998	18%
Loss from operations	$(258,040)	$(181,677)	$(76,363)	42%	$(596,458)	$(514,091)	$(82,367)	16%
Total other expense, net	$(147,903)	$(22,559)	$(125,344)	556%	$(323,514)	$(77,751)	$(245,763)	316%
Net loss	$(405,920)	$(204,514)	$(201,406)	98%	$(923,663)	$(594,364)	$(329,299)	55%

Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net product revenues	$232,267	$167,044	$65,223	39%	$632,654	$463,624	$169,030	36%
Net revenues from collaborations	29,297	20,136	9,161	45%	64,267	121,328	(57,061)	(47)%
Royalty revenue	2,742	453	2,289	505%	5,462	800	4,662	583%
Total	$264,306	$187,633	$76,673	41%	$702,383	$585,752	$116,631	20%
Net Product Revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
ONPATTRO
United States	$67,196	$51,247	$15,949	31%	$200,588	$153,109	$47,479	31%
Europe	57,217	51,019	6,198	12%	167,185	136,576	30,609	22%
Rest of World	20,537	18,051	2,486	14%	67,614	46,422	21,192	46%
Total	144,950	120,317	24,633	20%	435,387	336,107	99,280	30%

AMVUTTRA
United States	25,060	—	25,060	N/A	25,060	—	25,060	N/A
Europe	169	—	169	N/A	169	—	169	N/A
Total	25,229	—	25,229	N/A	25,229	—	25,229	N/A

GIVLAARI
United States	31,169	22,372	8,797	39%	84,505	62,502	22,003	35%
Europe	12,477	7,568	4,909	65%	36,059	22,461	13,598	61%
Rest of World	2,013	1,893	120	6%	5,522	2,173	3,349	154%
Total	45,659	31,833	13,826	43%	126,086	87,136	38,950	45%

OXLUMO
United States	6,383	5,236	1,147	22%	18,916	13,156	5,760	44%
Europe	9,348	9,658	(310)	(3)%	25,099	27,225	(2,126)	(8)%
Rest of World	698	—	698	N/A	1,937	—	1,937	N/A
Total	16,429	14,894	1,535	10%	45,952	40,381	5,571	14%

Total net product revenues	$232,267	$167,044	$65,223	39%	$632,654	$463,624	$169,030	36%
Net product revenues increased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, as a result of increased patients on ONPATTRO, AMVUTTRA, GIVLAARI, and OXLUMO therapies, offset by an unfavorable impact from foreign exchange rates on our international revenues.
We expect net product revenues to increase during 2022, as compared to 2021, as we continue to add new patients onto our commercial products, as well as launch these products into additional markets, assuming regulatory approvals.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Regeneron Pharmaceuticals	$21,979	$14,161	$7,818	55%	$34,405	$90,908	$(56,503)	(62)%
Novartis AG	5,803	4,160	1,643	39%	27,472	21,179	6,293	30%
Vir Biotechnology	441	1,233	(792)	(64)%	1,137	8,033	(6,896)	(86)%
Other	1,074	582	492	85%	1,253	1,208	45	4%
Total	$29,297	$20,136	$9,161	45%	$64,267	$121,328	$(57,061)	(47)%
Net revenues from collaborations increased during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to an increase in revenue recognized in connection with our collaboration agreement with Regeneron, attributed to an increase in reimbursable activities under our research services arrangement in addition to an increase in revenue recognized associated with our clinical trial activities.
Net revenues from collaborations decreased during the nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to a decrease in revenue recognized in connection with our collaboration agreement with Regeneron, attributed to reduced research and manufacturing activities and timing of reimbursable activities.
We earn royalty revenue from global net sales of Leqvio by our partner, Novartis. In December 2020, Leqvio received marketing authorization from the EC for the treatment of adults with hypercholesterolemia or mixed dyslipidemia, and in December 2021, Leqvio was approved by the FDA for the treatment of adults with HeFH or ASCVD. During the quarter ended September 30, 2022, we recorded $2.7 million in royalty revenue.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors including the level of work reimbursed by partners, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. We expect net revenues from collaboration and royalty revenue to decrease in 2022, as compared to 2021, primarily due to the timing of reimbursable activities in our collaboration with Regeneron.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of goods sold	$36,507	$28,091	$8,416	30%	$94,002	$81,370	$12,632	16%
Cost of collaborations and royalties	4,609	4,572	37	1%	23,549	21,110	2,439	12%
Research and development	245,371	194,572	50,799	26%	620,976	563,106	57,870	10%
Selling, general and administrative	235,859	142,075	93,784	66%	560,314	434,257	126,057	29%
Total	$522,346	$369,310	$153,036	41%	$1,298,841	$1,099,843	$198,998	18%
Cost of goods sold.
Cost of goods sold as a percentage of net product revenues decreased to 15.7% and 14.9% for the three and nine months ended September 30, 2022, respectively, as compared to 16.8% and 17.6% for the three and nine months ended September 30, 2021, respectively, primarily due to fully amortized intangible assets and reduced royalties as a result of the expiry of third-party intellectual property.
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

Cost of collaborations and royalties.
Cost of collaborations and royalties increased during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to timing and demand of GalNAc material supply to our collaboration partners to support certain product manufacturing and ongoing clinical trials.
We expect cost of collaborations and royalties to remain relatively consistent during 2022, as compared to 2021, due to consistency in planned GalNAc material to be supplied to our collaboration partners.
Research and development.
Research and development expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Clinical research and outside services	$104,762	$108,851	$(4,089)	(4)%	$288,833	$290,627	$(1,794)	(1)%
Compensation and related	58,377	47,168	11,209	24%	163,416	142,547	20,869	15%
Stock-based compensation	52,962	12,417	40,545	327%	75,217	49,878	25,339	51%
Occupancy and all other costs	29,270	26,136	3,134	12%	93,510	80,054	13,456	17%
Total	$245,371	$194,572	$50,799	26%	$620,976	$563,106	$57,870	10%
For the three and nine months ended September 30, 2022, the increases in research and development expenses, as compared to the same periods in the prior year, were primarily due to the following:
•Increased stock-based compensation expense primarily due to the accounting for certain performance-based awards; and
•Increased compensation and related expenses as a result of increased headcount to support our R&D pipeline and development expenses associated with the KARDIA-1 and KARDIA-2 zilebesiran phase 2 studies.
Offset by:
•Decreased clinical research and outside services due to a decrease in clinical batches manufactured.
During the three and nine months ended September 30, 2022 and 2021, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical expenses, including the manufacture of clinical product.
The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Regeneron Pharmaceuticals	$19,948	$14,401	$43,002	$51,972
Other	357	1,337	1,172	7,565
Total	$20,305	$15,738	$44,174	$59,537

Selling, general and administrative.
Selling, general and administrative expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Compensation and related	$70,361	$52,075	$18,286	35%	$197,346	$162,516	$34,830	21%
Consulting and professional services	59,557	45,622	13,935	31%	155,138	129,887	25,251	19%
Stock-based compensation	75,156	20,950	54,206	259%	112,665	71,257	41,408	58%
Occupancy and all other costs	30,785	23,428	7,357	31%	95,165	70,597	24,568	35%
Total	$235,859	$142,075	$93,784	66%	$560,314	$434,257	$126,057	29%
For the three and nine months ended September 30, 2022, the increases in selling, general and administrative expenses, as compared to the same periods in the prior year, were primarily due to the following:
•Increased stock-based compensation expense primarily due to the accounting for certain performance-based awards;
•Increased compensation and related expenses as a result of increased headcount; and
•Increased consulting and professional services expenses to support our commercial portfolio.
We expect that research and development expenses combined with selling, general and administrative expenses will increase during 2022, as compared to 2021, as we continue to advance and develop our platform and pipeline, advance our product candidates, including partnered programs, into later-stage development, prepare regulatory submissions and continue to build-out our global commercial and compliance infrastructure and field team to support ONPATTRO, GIVLAARI, OXLUMO, and the launch of AMVUTTRA in the U.S. and EU, as well as launch these products into additional markets, assuming regulatory approvals. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.
Other (Expense) Income.
Other (expense) income consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(41,084)	$(40,274)	$(810)	2%	$(126,055)	$(106,205)	$(19,850)	19%
Other (expense) income, net
Interest income	7,820	225	7,595	3,376%	10,731	1,084	9,647	890%
Realized and unrealized (losses) gains on marketable equity securities	(7,850)	18,691	(26,541)	(142)%	(40,108)	61,273	(101,381)	(165)%
Change in fair value of development derivative liability	(25,084)	3,188	(28,272)	(887)%	(70,776)	(19,655)	(51,121)	260%
Other	(5,119)	(4,389)	(730)	17%	(20,720)	(14,248)	(6,472)	45%
Loss on the extinguishment of debt	(76,586)	—	(76,586)	N/A	(76,586)	—	(76,586)	N/A
Total	$(147,903)	$(22,559)	$(125,344)	556%	$(323,514)	$(77,751)	$(245,763)	316%
Total other expense increased during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to a $76.6 million loss on the extinguishment of the Blackstone credit agreement, increased loss as a result of a mark-to-market adjustment related to the development derivative liability and increased realized and unrealized losses on our marketable equity securities holdings.

Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net loss	$(923,663)	$(594,364)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:	536,245	250,524
Changes in operating assets and liabilities	(21,878)	(147,712)
Net cash used in operating activities	(409,296)	(491,552)
Net cash provided by investing activities	309,265	140,105
Net cash provided by financing activities	362,316	954,827
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,049)	(5,968)
Net increase in cash, cash equivalents and restricted cash	253,236	597,412
Cash, cash equivalents and restricted cash, beginning of period	822,153	499,046
Cash, cash equivalents and restricted cash, end of period	$1,075,389	$1,096,458
Operating activities
Net cash used in operating activities decreased during the nine months ended September 30, 2022, compared to the same periods ended September 30, 2021, primarily due to decreased cash disbursements related to working capital payments and stronger cash receipts from increased product sales.
Investing activities
Net cash used in investing activities increased during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to net activities related to our marketable debt securities.
Financing activities
Net cash provided by financing activities decreased during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to greater cash received in 2021, including $500.0 million received from our sale of one-half of our royalty interest under the Novartis agreement in September 2021 and $250.0 million received in connection with the second drawdown on our credit agreement in June 2021, offset by $136.2 million received from the issuance of convertible debt, net of repayment of credit facility and purchase of capped call transactions in September 2022.
Additional Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of September 30, 2022, have received regulatory approval and commercially launched four products. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products or successfully expand the indications for our approved products, including ONPATTRO, AMVUTTRA and OXLUMO in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities
Our expected working and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2022, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2021 Annual Report on Form 10-K.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable equity and debt securities as of September 30, 2022, together with the cash we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, will be sufficient to enable us to advance our long-term strategic goals for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, there have been no significant changes to the financial market risks described as of December 31, 2021. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read Note 14, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Business Related Risks – Risks Related to Our Financial Results
•The marketing and sale of our approved products or any future products may be unsuccessful or less successful than anticipated and we may be unable to expand the indications for ONPATTRO, AMVUTTRA and OXLUMO.
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
•At the start of 2022 we underwent our first CEO succession. Any leadership transition carries with it disruption risks that could have a negative impact on the execution of our Alnylam P5x25 strategy. These risks include our ability to attract and retain qualified employees.
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
•We or our partners may be unable to obtain U.S. or foreign regulatory approval for our or our partnered product candidates, or if approved, may fail to obtain desired labeling for such products.
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
Risks Related to Our Convertible Notes
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
•We may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
Risks Related to Our Business
Risks Related to Our Financial Results
The marketing and sale of our approved products or any future products may be less successful than anticipated, and we may be unable to expand the indications for ONPATTRO, AMVUTTRA or OXLUMO.
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval and launched ONPATTRO in several additional territories. In 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA and has since received approval in several additional territories, and in 2020, the FDA and EMA approved our third product, OXLUMO, which received additional regulatory approvals in 2021 and 2022. In June 2022, the FDA approved AMVUTTRA, which was granted marketing authorization in Europe and the United Kingdom, or UK, by the EC in September 2022 and has since received regulatory approval in Japan. We also have multiple product candidates in late-stage clinical development. While we have commercially launched four products, we cannot predict whether we will successfully market and sell our approved products, or successfully expand the indications of certain of our approved products. For example, in August and September 2022, we reported positive safety and efficacy results from the APOLLO-B Phase 3 clinical trial of patisiran, which was designed and powered to evaluate the effects of patisiran on functional capacity and quality of life in patients with ATTR amyloidosis with cardiomyopathy. While we believe that the APOLLO-B results after 12 months validate the therapeutic hypothesis of RNAi therapeutics targeting TTR as potential treatment for patients with ATTR amyloidosis with cardiomyopathy and intend to submit an sNDA to the FDA for review in late 2022, we cannot be certain that the results from the APOLLO-B clinical trial will support regulatory approval of patisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy.
To execute our business plan of building a profitable, top five biotech company over the next 5 years and achieving our Alnylam P5x25 strategy and the metrics associated with such strategy, in addition to successfully marketing, selling and expanding the indications of our approved products, we will need to successfully:
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
If we are unsuccessful in accomplishing the objectives set forth above, we may not be able to develop product candidates, successfully commercialize our approved products or any future products, raise capital, if needed, repay our indebtedness, achieve financial self-sustainability or continue our operations.
We have a history of losses and may never become and remain consistently profitable.
We have experienced significant operating losses since our inception. As of September 30, 2022, we had an accumulated deficit of $6.36 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during the remainder of 2022 and beyond, we may never attain profitability or positive cash flow from operations. For the three months ended September 30, 2022, we recognized $232.3 million in net product revenues from sales of ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO. While our full year operating loss for 2021 and 2020 each improved relative to the prior year, marking 2019 as our peak operating loss year, we expect to continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self-

sustainability by the end of 2025. While we believe our current cash, cash equivalents and marketable equity and debt securities, as well as the revenue we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies, including Novartis and Regeneron. We cannot be certain that we will be able to maintain our existing alliances, secure and maintain new alliances, meet the obligations, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances. Moreover, we cannot be certain that our partners, including Novartis, will continue to successfully execute their obligations under our alliance agreements and generate additional revenues for us.
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
We believe 2019 was our peak operating loss year, and believe that our current cash, cash equivalents and marketable equity and debt securities, as well as revenue we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, will enable us to achieve a self-sustainable financial profile without need for future equity financing. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary from what we expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
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
The terms of any financing we may be required to pursue in the future may adversely affect the holdings or the rights of our stockholders. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result. In addition, as a condition to providing additional funding to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.
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
The COVID-19 pandemic and its variants, and the future outbreak of other highly infectious or contagious diseases, could continue to have an adverse impact on our business, financial condition and results of operations, including our commercial operations and sales, clinical trials and pre-clinical studies.
The ongoing COVID-19 pandemic continues to rapidly evolve and the ultimate impact of this pandemic remains uncertain. COVID-19 has and may continue to impact our operations and those of our third-party partners and the ultimate impact on our business and financial results remains uncertain and cannot be predicted with confidence, and will depend on many factors, including the scope, severity, duration and any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the effectiveness of vaccination and booster vaccination campaigns, among others. The continued development and fluidity of the COVID-19 pandemic precludes any prediction as to its full impact on our business.
In response to the spread of COVID-19, we took, and have continued to take, both temporary and ongoing precautionary measures, intended to help minimize the risk of the virus to our employees and their families, including implementing a global work from home policy in early March 2020 for nearly all employees who were able to perform their duties remotely. Our office sites are currently operational with appropriate safety precautions based on COVID-19 vaccination rates and local guidance, and in October 2021, we formally re-opened our U.S. offices, and implemented a mandatory vaccination policy requiring all U.S. employees and contractors to be fully vaccinated, subject to certain medical and religious accommodations. Working arrangements for many of our employees differ from the arrangements before the COVID-19 pandemic, and we expect a number of employees will continue to work in a remote capacity or a hybrid of in-person and remote work. We may face several challenges or disruptions as result of these working arrangements, and our hybrid of in-person and remote work option may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. To the extent that we have less remote work opportunities and less flexibility than our competitors, our ability to attract and retain talent may be materially affected, which could adversely impact our employee recruitment and retention efforts. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, could adversely impact our business operations.
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
Additionally, timely completion of pre-clinical activities and initiation of planned clinical trials are dependent upon the availability of, for example, pre-clinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as the ongoing COVID-19 pandemic. We are conducting and plan to continue to conduct pre-clinical activities and clinical trials for our drug product candidates in geographies which have been and continue to be affected by COVID-19, and believe that the COVID-19 pandemic will have an impact on various aspects of our ongoing clinical trials and on the clinical trials and pre-clinical studies we expect to initiate during the remainder of 2022. For example, certain trial sites in some of our ongoing clinical trials were restricted temporarily by the institutions where they are located from scheduling patient visits or permitting onsite monitoring due to the COVID-19 pandemic, and in some of our ongoing trials, delayed or missed doses of study drug have been reported. Any business interruptions caused by the COVID-19 pandemic could also delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, which could adversely impact the clinical trials of our product candidates.
Health regulatory agencies globally may also experience disruptions in their operations as a result of the ongoing COVID-19 pandemic, which may impact review, inspection and approval timelines. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the agency does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. For example, in December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the Prescription Drug User Free Act, or the PDUFA, action date due to unresolved facility inspection-related conditions. The FDA ultimately approved Novartis' NDA in December 2021. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
Further, from time to time we issue financial guidance relating to our expectations regarding our combined product sales, collaboration and royalty revenues, and GAAP and non-GAAP combined research and development and selling, general and administrative expenses, which guidance is based on estimates and the judgment of management. If, for any reason, our revenues and/or expenses differ materially from our guidance, we may have to adjust our publicly announced financial guidance. For example, in April 2022, we decreased our 2022 guidance range for combined net product revenues, and in October 2022, we decreased our guidance range for our collaboration and royalty revenue. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.
The investment of our cash, cash equivalents and marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.
As of September 30, 2022, we had $2.27 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Volatility in foreign currency exchange rates could have a material adverse effect on our operating results.
Our revenue from outside of the U.S. will increase as our products, whether commercialized by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, Euro and British pound. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. For example, during the first three quarters of 2022, we experienced an unfavorable impact from foreign exchange rates on our international revenues. Continued volatility in foreign exchange rates is likely to impact our operating results and financial condition.

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
For certain product candidates, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Regeneron, Novartis, Vir, Dicerna and Sanofi. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop these product candidates or other product candidates internally, or to bring our product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate revenues from these product candidates, and this will substantially harm our business.
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
At the present time, we may manufacture limited quantities of clinical trial materials ourselves, but otherwise we continue to rely on third parties to manufacture the drug substance and finished product we will require for clinical trials that we initiate and to support the commercial supply of our approved products and any of our other product candidates. There are a limited number of manufacturers that supply synthetic siRNAs. We currently rely on a limited number of CMOs for our supply of synthetic siRNAs. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs, and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our siRNA requirements, we will likely need to secure alternative suppliers of synthetic siRNAs and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are developing our own capabilities to manufacture drug substance for clinical and commercial use.
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
Risks Related to Managing Our Operations
If we are unable to attract and retain qualified key management and scientists, development, medical and commercial staff, consultants and advisors, in particular following our January 2022 leadership transition, our ability to implement our business plan may be adversely affected.
We are highly dependent upon our senior management and our scientific, clinical, sales and medical staff. At the start of 2022, we underwent our first leadership transition as a publicly traded company with commercial operations, and we believe our current management team is well-positioned to execute our strategy. Nonetheless, this leadership transition may be viewed negatively by employees, investors and/or our strategic partners. Moreover, attrition associated with this transition could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price. Our employment arrangements with our key personnel are terminable without notice. We do not carry key person life insurance on any of our employees.
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
We have grown our workforce significantly over the last five years and anticipate continuing to hire additional employees globally in the future as we focus on the commercialization of our approved products, and achieving our Alnylam P5x25 strategy. This growth has placed a strain on our administrative and operational infrastructure and, as a result, we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our global operations in the U.S., the EU, Japan, Latin America and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As we continue the commercialization of our approved products, and as the product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with other organizations to provide these capabilities for us. In addition, as our operations continue to expand, we will need to successfully manage additional relationships with various collaborators, suppliers, distributors and other organizations. Our ability to manage our operations and future growth will require us to continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, ethics and compliance functions, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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

If we enter into clinical trials, the results from nonclinical testing or early or late stage clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, we are conducting the APOLLO-B and HELIOS-B Phase 3 clinical trials of patisiran and vutrisiran, respectively, which are investigating the potential of patisiran and vutrisiran to treat the cardiac manifestations of disease in patients with ATTR amyloidosis with cardiomyopathy. We announced positive topline results from the APOLLO-B study in August 2022, and patients enrolled in the study are receiving patisiran as part of an open-label extension period. While both patisiran and vutrisiran have demonstrated positive results in patients with hATTR amyloidosis with polyneuropathy, we cannot be certain that the results from HELIOS-B will be positive or that the results from APOLLO-B and/or HELIOS-B will support approval of patisiran and/or vutrisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development, including with respect to patisiran and/or vutrisiran, could have a material adverse effect on our business and operating results. Moreover, our approved products and our current product candidates, employ novel delivery technologies that, with the exception of inclisiran, have yet to be extensively evaluated in human clinical trials and proven safe and effective.
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
Our and our partnered product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our partners are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin selling them, or, in the case of patisiran and vutrisiran, will not obtain regulatory approval to be sold for broader indications than are currently approved. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate, including patisiran, while positive, is not sufficient to support the review or approval of an application for regulatory approval.
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
Because the drugs we or our partners are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our partners may submit. Moreover, the FDA may respond to these submissions by defining requirements we or our partners may not have anticipated. Such responses could lead to significant delays and increased costs in the development of our or our partnered product candidates. In addition, because there may be approved treatments for some of the diseases for which we or our partners may seek approval, including patisiran and vutrisiran for the treatment of ATTR amyloidosis with cardiomyopathy, or treatments in development which are approved by the time we or they apply for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies due to the COVID-19 pandemic, may impact the review, inspection and approval timelines for our or our partnered product candidates. During the COVID-19 public health emergency, the FDA has worked to ensure timely reviews of applications for medical products in line with its user fee performance goals and conduct mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. In July 2021, Novartis announced that the resubmission to the FDA of the inclisiran NDA to address the complete response letter was filed, and the FDA approved Leqvio (which is the trade name under which inclisiran is marketed in the U.S.) in December 2021. The delay in the approval of Leqvio resulted in delayed milestone and royalty revenue to us. Any similar interruption or delay by the FDA, EMA or comparable foreign regulatory agency could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates, which could have a material adverse effect on our financial results. For instance, the FDA may request additional clinical or other data or information in connection with the regulatory review of our or our partners’ product candidates, including patisiran, including by issuing a complete response letter which may require that we or our partners’ submit additional clinical or other data or impose other conditions that must be met in order to secure final approval of our or our partners’ NDA applications, including potentially requiring a facility inspection. Even if such data and information are submitted, or any such inspection is completed, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.
Any delay or failure in obtaining required approvals for our product candidates or our partnered product candidates could have a material adverse effect on our ability to generate revenues from any product candidate for which we or our partners may seek approval in the future. Furthermore, any regulatory approval to market any product, including patisiran, may be subject to limitations on the approved uses for which we or our partners may market the product or the labeling or other restrictions, which could limit each such product’s market opportunity and have a negative impact on our results of operations and our stock price. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we or our partners could be required to adopt a similar plan, known as a risk management plan, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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
Following any initial regulatory approval of drugs we or our partners may develop, including our four approved drugs, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of our approved drugs or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, as well as any regulatory approvals we receive for any other product candidates may also be subject to limitations on the approved uses for which the product may be marketed, including any expanded label for ONPATTRO, AMVUTTRA or OXLUMO. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
For example, one of our two commercially approved therapeutics for the treatment of the polyneuropathy of hATTR amyloidosis in adults, ONPATTRO, utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, or which may not compete favorably with other available options, including inotersen, marketed by Ionis in several countries, which is administered subcutaneously, or tafamidis, marketed by Pfizer in several countries, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers. Patisiran, if approved for the treatment of ATTR amyloidosis with cardiomyopathy, could face similar challenges in market acceptance.
We are a multi-product commercial company and expect to continue to invest significant financial and management resources to continue to build our marketing, sales, market access and distribution capabilities and further establish our global infrastructure. Even if we successfully scale our commercial capabilities, the market may not be receptive to our commercial products.
Having received our first product approval only four years ago, we have established our capabilities for marketing, sales, market access and distribution over the last several years. We currently expect to rely on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we are commercializing ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, and intend to commercialize several of our late-stage product candidates, if approved, on our own globally in major markets. Accordingly, we have developed internal marketing, sales, market access and distribution capabilities as part of our core product strategy initially in the U.S., Europe and Japan, with expansion ongoing globally, which has, and will continue to, require significant financial and management resources. For those products for which we will perform marketing, sales, market access and distribution functions ourselves, including ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA, and for future products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:
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
If we are unable to continue to develop and scale our own global marketing, sales, market access and distribution capabilities for our current and any future products, we will not be able to successfully commercialize our products without reliance on third parties.
The patient populations suffering from hATTR amyloidosis, AHP and PH1 are small and have not been established with precision. If the actual number of patients is smaller than we estimate, or if we cannot raise awareness of these diseases and diagnosis is not improved, our revenue and ability to achieve profitability from these products may be adversely affected.
Our estimates regarding the potential market size for ONPATTRO, GIVLAARI, OXLUMO, AMVUTTRA or any future products at the time we commence commercialization, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the initial indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease. In addition, the U.S. label does not include cardiac data included in our APOLLO-B Phase 3 study results. This had an adverse impact on the market opportunity for ONPATTRO in the U.S. While data from the APOLLO-B study of patisiran in ATTR amyloidosis patients with cardiomyopathy was positive, the FDA may determine that the data is not supportive of a label expansion of ONPATTRO for the treatment of cardiomyopathy, which would further impact ONPATTRO's market opportunity. In addition, our efforts to raise disease awareness and improve diagnosis of our relevant disease states have been and may in the future be impacted by the COVID-19 pandemic. For example, in 2020 and 2021, we saw a reduction in peer to peer educational opportunities, reduced physician attendance at congresses and symposia and overall opportunities for physician engagement. As is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.
Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are actively monitoring these regulations as we market and sell our approved products and as several of our other programs move through late stages of development. However, a number of our programs are currently in the earlier stages of development, and we will not be able to assess the impact of price regulations for such programs for a number of years. We might obtain regulatory approval for a product, including one or more of our approved products, in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022, lasting through June 30, 2022. The 2% payment reduction resumed on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our approved products or any of our product candidates for which we may obtain regulatory approval, or the frequency with which our products or any future product is prescribed or used.
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
On August 16, 2022, the Inflation Reduction Act of 2022 was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known
The full effects of the U.S. healthcare reform legislation cannot be known until the law is fully implemented through regulations or guidance issued by CMS and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including, but not limited, to the policies reflected in implementing regulations and guidance, and changes in sales volumes for products affected by the new system of rebates, discounts and fees. This legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the U.S.
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
Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.
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
Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. Due to legislation amending the statute, including the Bipartisan Budget Act of 2018, these reductions will stay in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act, as well as subsequent legislation, these reductions were suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The full impact on our business of these automatic cuts is uncertain.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. For example, if approved by the FDA, patisiran, our RNAi therapeutic in development for ATTR amyloidosis patients with cardiomyopathy, would compete with tafamidis, marketed by Pfizer, which is currently approved to treat this disease. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop and commercialize. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorization for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, and inotersen, developed and marketed by Ionis, as well as product candidates in various stages of clinical development, including eplontersen, an additional investigational drug developed by Ionis in partnership with AstraZeneca, which recently met co-primary and secondary endpoints in an interim analysis of a Phase 3 study for the polyneuropathy of hATTR amyloidosis. Finally, we are aware that BridgeBio Pharma, Inc. (formerly Eidos Therapeutics, Inc.), or BridgeBio, announced topline results from Part A of its Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR-CM in December 2021, which did not meet the primary endpoint of the study at month 12. BridgeBio initiated enrollment in Part B of its Phase 3 clinical trial of acoramidis in ATTR-PN patients in the fourth quarter of 2020, and anticipates topline results in 2023. While we believe that ONPATTRO has and will continue to have a competitive product profile for the treatment of patients with hATTR amyloidosis with polyneuropathy, and that AMVUTTRA has a competitive product profile in this indication, it is possible that ONPATTRO and/or AMVUTTRA may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive or negative data and/or the commercial success or failure of competitive products could negatively impact our stock price. For example, our stock price was negatively impacted by the results of Part A of BridgeBio's Phase 3 clinical trial.
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
For example, on September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint alleging violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. While we believe the allegations in the New York State Securities Litigation are without merit, in August 2021 the parties reached an agreement in principle to resolve the matter. At a hearing on April 12, 2022, the Supreme Court of the State of New York granted final approval to the settlement. Proceedings in the First Department were adjourned until April 2022, pending final approval of any settlement, and were withdrawn as a result of final approval on April 18, 2022. Future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial. In addition, we have obligations to indemnify third parties in connection with certain litigation, and such obligations are not covered by insurance.
Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.
A small number of our stockholders beneficially own a substantial amount of our common stock. As of September 30, 2022, our six largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
Risks Related to Our Convertible Notes
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.

On September 12, 2022, we commenced a private offering of $900.0 million in aggregate principal amount of 1% Convertible Senior Notes due 2027, or the Initial Notes. On September 13, 2022, the initial purchasers in such offering exercised their option to purchase an additional $135.0 million in aggregate principal amount of our 1% Convertible Senior Notes due 2027, or the Additional Notes, and together with the Initial Notes, collectively referred to as the Notes, bringing the total aggregate principal amount of the Notes to $1.04 billion. The interest rate for the Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on May 15 and September 15 of each year, beginning on March 15, 2023. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
We may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing such notes or to pay any cash payable on future conversions of the Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
Any of these factors could harm our business, results of operations and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Notes may affect the value of our common stock.

The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
In addition, in connection with the issuance of the Notes, we entered into the Capped Calls with certain financial institutions, or the Option Counterparties. The Capped Calls are generally expected to reduce potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the Notes.
From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so following any conversion of the Notes, any repurchase of the Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the Notes are retired by us, in each case, if we exercise our option to terminate the relevant portion of the Capped Calls). This activity could cause a decrease and/or increased volatility in the market price of our common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our common stock. In addition, we do not make any representation that the Option Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the Capped Calls.
The Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
The accounting method for reflecting the Notes on our consolidated balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 became effective for us beginning January 1, 2022.
In accordance with ASU 2020-06, the Notes will be reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported net income or higher reported net loss, as the case may be.
In addition, we expect that the shares of common stock underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders convert their notes and could materially reduce our reported working capital.
ITEM 6. EXHIBITS

4.1*	Indenture, dated as of September 15, 2022, between the Registrant and The Bank of New York Mellon, as trustee.
4.2	Form of 1.00% Convertible Senior notes due 2027 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on September 16, 2022)
10.1	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on September 16, 2022)
31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1*+
Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*+
Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: October 27, 2022	/s/ Yvonne L. Greenstreet, MBChB, MBA
Yvonne L. Greenstreet, MBChB, MBA Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2022	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)