Form 10-K
period 2022-12-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2023-02-23
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑
The aggregate market value of the registrant’s common stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2022, was $17,596,044,220. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.
At February 17, 2023, the registrant had 124,130,988 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

ALNYLAM PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

“Alnylam,” ONPATTRO®, AMVUTTRA®, GIVLAARI®, OXLUMO®, Alnylam Act®, GEMINI™ and IKARIA™ are trademarks and registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our views with respect to the potential for approved and investigational RNAi therapeutics, including ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO, Leqvio® (inclisiran), fitusiran and zilebesiran;
•our plans for additional global regulatory filings and the continuing product launches of ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO and our partner's plans with respect to Leqvio;
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
•our expectations regarding potential market size for, and the successful commercialization of, ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO, Leqvio or any future products;
•our ability to obtain and maintain regulatory approvals and pricing and reimbursement for ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO or any future products, and our partners' ability with respect to Leqvio and fitusiran;
•the progress of our research and development programs, including programs in both rare and prevalent diseases;
•our future ability to successfully expand the indications for ONPATTRO and AMVUTTRA;
•the potential for improved product profiles to emerge from our new technologies, including our IKARIA and GEMINI platforms and our ability to successfully advance our delivery efforts in extrahepatic tissues;
•our current and anticipated clinical trials and expectations regarding the reporting of data from these trials;
•any impact of the on-going conflict in Ukraine, including disruptions to our clinical trials;
•the timing of regulatory filings and interactions with or actions or advice of regulatory authorities, which may affect the design, initiation, timing, continuation and/or progress of clinical trials or result in the need for additional pre-clinical and/or clinical testing or the timing or likelihood of regulatory approvals;
•the status of our manufacturing operations and any delays, interruptions or failures in the manufacture and supply of ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO or any of our product candidates (or other products or product candidates being developed and commercialized by our partners), by our or their contract manufacturers or by us or our partners;
•our progress continuing to build and leverage global commercial infrastructure;
•the possible impact of any competing products on the commercial success of ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO and Leqvio, as well as our product candidates, and, our, or with respect to Leqvio or fitusiran, our partners', ability to compete against such products;
•our ability to manage our growth and operating expenses;
•our views and plans with respect to our 5-year Alnylam P5x25 strategy and our intentions to achieve the metrics associated with this strategy, including to become a top-tier biotech company by the end of 2025;
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
•our ability to satisfy our payment obligations, and to service the interest on or to refinance our indebtedness, including our convertible notes, or to make cash payments in connection with any conversion of the Notes, to the extent required;
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

PART I
ITEM 1. BUSINESS
Overview
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, we, our or us) is a global commercial-stage biopharmaceutical company developing novel therapeutics based on ribonucleic acid interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, and function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients with rare and prevalent diseases. To date, our efforts to advance this revolutionary approach have yielded the approval of five first-in-class RNAi-based medicines, ONPATTRO® (patisiran), AMVUTTRA® (vutrisiran), GIVLAARI® (givosiran), OXLUMO® (lumasiran) and Leqvio® (inclisiran).
Our research and development strategy is to target genetically validated genes that have been implicated in the cause or pathway of human disease. We utilize a N-acetylgalactosamine (GalNAc) conjugate approach or lipid nanoparticle (LNP) to enable hepatic delivery of siRNAs. For delivery to the central nervous system, or CNS, and the eye (ocular delivery), we are utilizing an alternative conjugate approach based on a hexadecyl (C16) moiety as a lipophilic ligand. During 2022, we also advanced approaches for heart, skeletal muscle, and adipose tissue delivery of siRNAs. Our focus is on clinical indications where there is a high unmet need, a genetically validated target, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval, patient access and commercialization.
In early 2021, we launched our Alnylam P5x25 strategy, which focuses on our planned transition to a top-tier biotech company, as measured by market capitalization, by the end of 2025. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, while delivering exceptional financial performance. Specifically, we intend to end 2025 with the following profile:
Patients: Over 0.5 million on our RNAi therapeutics globally
Products: Six or more marketed products in rare and prevalent diseases
Pipeline: Over 20 clinical programs, with 10 or more in late stages and four or more INDs per year
Performance: ≥40% revenue CAGR (compound annual growth rate) through YE 2025
Profitability: Achieve sustainable non-GAAP (generally accepted accounting principles) profitability within the period
We ended 2022 making meaningful progress on these goals, and currently have five marketed products and more than ten clinical programs, including several in late-stage development, across four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. Four of our marketed products are within the Genetic Medicines STAr, ONPATTRO, GIVLAARI, OXLUMO and AMVUTTRA. ONPATTRO is approved by the United States Food and Drug Administration, or the FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries, including Brazil. In August 2022, we reported positive results from the APOLLO-B Phase 3 study of patisiran (the non-branded name of ONPATTRO) in patients with ATTR amyloidosis with cardiomyopathy, and in December 2022, we submitted a supplemental New Drug Application, or sNDA, to the FDA for ONPATTRO as a potential treatment of the cardiomyopathy of ATTR amyloidosis. In February 2023, the FDA accepted the sNDA for filing and set an action date of October 8, 2023 under the Prescription Drug User Fee Act, or PDUFA. The FDA also indicated in the sNDA filing communication letter that it is planning to hold an advisory committee meeting to discuss the application and that it had not identified any potential review issues at such time. GIVLAARI is approved in the U.S. for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several additional countries, including Brazil, Canada, Switzerland and Japan. Regulatory filings for givosiran (the non-branded drug name for GIVLAARI) in other territories are pending or planned during 2023 and beyond. OXLUMO is approved in the U.S. and EU for the treatment of primary hyperoxaluria type 1, or PH1, in all age groups, and in several additional countries including Brazil and Switzerland. In October 2022, we announced that the FDA approved our sNDA for lumasiran (the non-branded drug name for OXLUMO), for the treatment of PH1 to lower urinary oxalate and plasma oxalate levels in pediatric and adult patients. Regulatory filings in other territories are pending and additional filings are planned during 2023 and beyond. In June 2022, we received regulatory approval for AMVUTTRA in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults. In September 2022, AMVUTTRA was granted marketing authorization in Europe and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, and in Japan for the treatment of TTR type familial amyloidosis with polyneuropathy. In December 2022, AMVUTTRA was approved in Brazil for the treatment of

hATTR amyloidosis in adults. Regulatory filings in other territories are currently under review and additional filings are planned for 2023.
Our fifth product, Leqvio (inclisiran), is being developed and commercialized by our partner Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of LDL-C. As of the end of January 2023, Leqvio has been approved in 70 countries.
In addition to our marketed products, we have multiple late-stage investigational programs advancing toward potential commercialization. These programs include our wholly owned programs: patisiran (the non-branded drug name for ONPATTRO) for the treatment of transthyretin amyloidosis, or ATTR amyloidosis, (wild-type or hereditary) with cardiomyopathy; vutrisiran (the non-branded drug name for AMVUTTRA) for the treatment of ATTR (wild-type or hereditary) amyloidosis with cardiomyopathy; as well as fitusiran for the treatment of hemophilia, which is being advanced by our partner Genzyme Corporation, a Sanofi Company, or Sanofi; and cemdisiran for the treatment of complement-mediated diseases, where our partner Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing cemdisiran in combination with pozelimab in Phase 3 studies in myasthenia gravis and paroxysmal nocturnal hemoglobinuria.
As part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative prevalent disease medicines. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, or AGT, in development for the treatment of hypertension. In November 2021, we reported positive interim data from the ongoing Phase 1 study of zilebesiran, and initiated the KARDIA Phase 2 clinical studies for zilebesiran. KARDIA-1 is designed to evaluate zilebesiran as a monotherapy across different doses administered quarterly and biannually. KARDIA-2 will evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. Topline results from the KARDIA-1 and KARDIA-2 Phase 2 studies are anticipated in mid-2023 and at or around year-end 2023, respectively.
In further support of our Alnylam P5x25 strategy and in view of our evolving risk profile, we remain focused on the continued evolution of our global infrastructure, including key objectives such as optimizing our global structure for execution in key markets, enhancing performance consistent with our values, and continuing to strengthen our culture. We maintain focus on our global compliance program to drive its evolution and enhancement in view of the Alnylam P5x25 strategy. Building from our global Code of Business Conduct and Ethics, our compliance program is designed to empower our employees and those with whom we work to execute on our strategy consistent with our values and in compliance with applicable laws and regulations, and to mitigate risk. Comprised of components such as risk assessment and monitoring; policies, procedures, and guidance; training and communications; dedicated resources; and systems and processes supporting activities such as third party relationships and investigations and remediation; our program and related controls are built to enhance our business processes, structures, and controls across our global operations, and to empower ethical decision making.
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
The COVID-19 Pandemic
The COVID-19 pandemic has resulted in the imposition of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures to reduce the spread of disease. We continue to closely monitor the spread of COVID-19 and its variants, and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the ongoing COVID-19 pandemic. The extent to which COVID-19 ultimately impacts our business, results of operations or financial condition will depend on future developments, which remain uncertain and cannot be predicted with confidence, such as the duration of the COVID-19 pandemic, new strains of the virus, including any future variants that may emerge, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, and any additional preventative and protective actions taken to contain the pandemic or treat its impact, among others. The estimates of the impact on the Company’s business may change based on new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. For additional information related to the actual or potential impacts of COVID-19 on our business, please read Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
Key 2022 and Recent Highlights
TTR Franchise
•ONPATTRO (patisiran) and AMVUTTRA (vutrisiran)– hATTR Amyloidosis with Polyneuropathy
◦Achieved global net product revenues for ONPATTRO and AMVUTTRA for the full year 2022 of $558 million and $94 million, respectively
◦Attained over 2,975 hATTR amyloidosis patients with polyneuropathy worldwide on commercial treatment with ONPATTRO or AMVUTTRA as of December 31, 2022
◦Received 760 Start Forms in the U.S. for AMVUTTRA from launch through December 31, 2022
•Patisiran – ATTR Amyloidosis with Cardiomyopathy
◦Reported positive results from the APOLLO-B Phase 3 study in patients with ATTR amyloidosis with cardiomyopathy
◦Submitted and received acceptance of the sNDA for ONPATTRO (patisiran) for the treatment of the cardiomyopathy of ATTR amyloidosis
▪The FDA has set an action date of October 8, 2023 under the PDUFA
▪In their file acceptance letter, the FDA stated that they have not identified any review issues, and also noted that they are planning to hold an advisory committee meeting to discuss the application
•Vutrisiran – hATTR Amyloidosis with Polyneuropathy
◦Received FDA approval of AMVUTTRA for the treatment of the polyneuropathy of hATTR amyloidosis in adults
◦Received marketing authorization for AMVUTTRA for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy in Europe and the UK, as well as approval for TTR type familial amyloidosis with polyneuropathy in Japan
◦Received approval from the Brazilian Health Regulatory Agency (ANVISA) for AMVUTTRA for the treatment of hATTR amyloidosis in adults
•Vutrisiran – ATTR Amyloidosis with Cardiomyopathy
◦Announced that we do not plan to conduct the optional interim analysis for the HELIOS-B Phase 3 study in patients with ATTR amyloidosis with cardiomyopathy; the study remains on track for topline results in early 2024

Commercial/Late-Stage Pipeline
•GIVLAARI (givosiran) – Acute Hepatic Porphyria
◦Recognized GIVLAARI global net revenue of $173.1 million for the year ended December 31, 2022
◦Attained over 520 patients worldwide on commercial GIVLAARI treatment as of December 31, 2022
•OXLUMO (lumasiran) – Primary Hyperoxaluria Type 1
◦Recognized OXLUMO global net revenue of $69.8 million for the year ended December 31, 2022
◦Attained over 280 patients worldwide on commercial OXLUMO treatment as of December 31, 2022, up from over 230 commercial patients as of September 30, 2022
•Leqvio (inclisiran) – Hypercholesterolemia (in collaboration with Novartis)
◦Our partner, Novartis, continued the launch of Leqvio, with focus on patient on-boarding, removing access hurdles and enhancing medical education
•Lumasiran – Primary Hyperoxaluria Type 1
◦Based on the successful outcome of the ILLUMINATE-C study in children and adults with advanced PH1, received approval from the FDA of an sNDA for OXLUMO, expanding the indication for the treatment of PH1 to lower urinary oxalate and plasma oxalate levels in pediatric and adult patients, and received approval from the EMA of a Type II variation to include the ILLUMINATE-C data in the label
Early-Stage and Pre-Clinical Pipeline
•Zilebesiran (ALN-AGT) for the treatment of hypertension; completed enrollment in the KARDIA-1 Phase 2 monotherapy study of zilebesiran in patients with mild-to-moderate hypertension
•ALN-APP for the treatment of cerebral amyloid angiopathy and autosomal dominant Alzheimer’s Disease; enrollment and dose escalation continue in the Phase 1 study of ALN-APP in patients with early onset Alzheimer’s Disease, in collaboration with Regeneron, with initial topline results expected in early 2023
•ALN-TTRsc04 for the treatment of ATTR amyloidosis; submitted a CTA application and initiated dosing in a Phase 1 study
Corporate Highlights
•Finance
◦Ended 2022 with $2.19 billion in cash, cash equivalents and marketable securities
•Business
◦Issued $1.04 billion convertible senior notes with proceeds primarily used to pay down Blackstone $700 million credit facility and approximately $200 million in prepayment premiums under the credit facility, the purchase of capped call transactions, and underwriter fees

RNAi Therapeutics – A New Class of Innovative Medicines
Overview of RNAi Therapeutics
In recent years, a tremendous amount of progress has been made in effectively delivering RNAi therapeutics to targeted organs and cells, and we believe Alnylam has been the leader of this advancement. We believe this success will enable us to achieve our Alnylam P5x25 strategy under which we expect to sustainably and organically create and commercialize transformative rare and prevalent disease medicines benefiting patients around the world while delivering strong financial performance, resulting in a leading biotech profile by the end of 2025.
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
In parallel, we have advanced proprietary technology that conjugates a sugar molecule called GalNAc to the siRNA molecule. This simpler delivery approach enables more convenient, subcutaneous administration of our drug candidates directed to liver expressed target genes, a key aspect of our platform. Results from our Enhanced Stabilization Chemistry, or ESC, GalNAc-conjugate delivery platform have demonstrated a durability of effect that we believe, based on our clinical results, supports once-monthly, once-quarterly, and potentially, bi-annual subcutaneous dose regimens. Due to this increased potency and durability, as well as a wide therapeutic index, this conjugate platform has become our primary approach for drug development and is leveraged and we believe, strongly validated by, AMVUTTRA, GIVLAARI, OXLUMO, and Leqvio, our more recently approved medicines. Our next generation Enhanced Stabilization Chemistry-Plus, or ESC+, GalNAc-conjugates utilize advanced design features to further improve specificity, while maintaining potency and durability, further improving our already wide therapeutic index by up to six-fold. Our first wave of investigational RNAi therapeutics based on this ESC+ design, zilebesiran (formerly ALN-AGT), ALN-HBV02 and ALN-HSD are in the clinic, with what we believe are encouraging initial results.
Our platform enhancements have also provided a strong foundation for pursuing a conjugate-based approach to extrahepatic delivery, including delivery to the brain and spinal cord, as well as ocular delivery. In July 2022, our publication in Nature Biotechnology showcased data utilizing an alternative conjugate approach based on a hexadecyl (C16) moiety as a lipophilic ligand, with proof-of-concept, or POC, demonstrated in rodent and non-human primates. C16 conjugates provide robust CNS knockdown with wide biodistribution and long duration of action, and this technology enabled our landmark collaboration with Regeneron for the advancement of RNAi therapeutics for a broad range of diseases by addressing therapeutic targets in the eye and CNS, in addition to a select number of targets in the liver. We are continuing to advance other extrahepatic delivery approaches, including delivery to muscle and adipose cells. In addition, we are exploring peptide and antibody-based approaches for targeted siRNA delivery to new tissues in partnership with PeptiDream to discover and develop peptide-siRNA conjugates for targeted delivery of RNAi therapeutics to a broader range of extrahepatic tissues.

Additional platform advancements that we are working on include our IKARIA™ platform harboring chemistry innovations that enable robust target knockdown with an annual dosing regimen, and an additional technology platform, GEMINI™, that we believe has the potential to simultaneously silence two unique gene transcripts using a single chemical entity. We believe that these platforms, could have potential applications in cardiometabolic, CNS, oncologic, and viral diseases.
Finally, we continue to leverage human genetics to advance our efforts to bring innovative medicines to patients. We have established a relationship with the UK BioBank to support the sourcing of novel, genetically validated targets and secure access to databases of genetic information. In 2022, we published a manuscript in Nature Communications, revealing that loss of function variants in the hepatokine gene INHBE protect against abdominal obesity and can thus serve as a potential therapeutic target for cardiometabolic disease. The discovery leveraged sequencing data from more than 360,000 individuals in the UK Biobank. In addition, our partnership with Our Future Health furthers our investment in human genetics supporting the design and delivery of the research program to recruit up to five million adults from across the UK. Coupled with our proven ability to uncover novel gene targets, we believe our approach, investments and commitment to genetically validated targets has the potential to increase our success rate, streamline clinical trials and speed the development of precision medicines for patients with both rare and prevalent diseases.
We believe RNAi therapeutics represent a simplified and efficient new class of innovative medicines. We have achieved human POC in multiple clinical trials of our investigational candidates and now have five commercially approved products, validating our approach to drug development. Moreover, we believe that our reproducible and modular platform will support our Alnylam P5x25 strategy under which we expect to sustainably and organically create and commercialize transformative rare and prevalent disease medicines benefiting patients around the world while delivering strong financial performance, resulting in a leading biotech profile by the end of 2025.

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
The chart below is a summary of our commercial products and late- and early-stage development programs as of January 31, 2023. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):

- ● Genetic Medicines
- ● Cardio-Metabolic Diseases
- ● Infectious Diseases
- ● CNS/Ocular Diseases

		EARLY/MID-STAGE (IND/CTA Filed-Phase 2)	LATE STAGE (Phase 2-Phase 3)	REGISTRATION/ COMMERCIAL[1]	COMMERCIAL RIGHTS
onpattro (patisiran)	*hATTR Amyloidosis with PN*			●	Global
amvuttra (vutrisiran)	*hATTR Amyloidosis with PN*			●	Global
GIVLAARI (givosiran)	*Acute Hepatic Porphyria*			●	Global
OXLUMO (lumasiran)	*Primary Hyperoxaluria Type 1*			●	Global
LEQVIO (inclisiran)	*Hypercholesterolemia*			●	Milestones & up to 20% Royalties[2]
Patisiran**	*ATTR Amyloidosis with CM*			●	Global
Vutrisiran	*ATTR Amyloidosis with CM*		●		Global
Fitusiran*	*Hemophilia*		●		15-30% Royalties
Cemdisiran (+/- Pozelimab)[3]*	*Complement-Mediated Diseases*		●		Global; Milestone/Royalty
ALN-TTRsc04*	*ATTR Amyloidosis*	●			Global
Belcesiran[4]*	*Alpha-1 Liver Disease*	●			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[5]*	*Hepatitis B Virus Infection*	●			50-50 option post-Phase 2
Zilebesiran*	*Hypertension*	●			Global
ALN-HSD[6]*	*NASH*	●			Royalty
ALN-APP*	*Alzheimer's Disease; Cerebral Amyloid Angiopathy*	●			50-50
ALN-PNP*	*NASH*	●			50-50
ALN-KHK*	*Type 2 Diabetes*	●			Global

[1] Includes marketing application submissions; [2] Novartis has obtained global rights to develop, manufacture and commercialize inclisiran; 50% of inclisiran royalty revenue from Novartis will be payable to Blackstone by Alnylam; [3] Alnylam and Regeneron are evaluating potential combinations of the investigational therapeutics cemdisiran and pozelimab; [4] Dicerna is leading and funding development of belcesiran; [5] Vir is leading and funding development of ALN-HBV02; [6] Regeneron is leading and funding development of ALN-HSD; * Not approved for any indication and conclusions regarding the safety or efficacy of the drug have not been established; ** U.S. sNDA accepted; PDUFA Oct. 8, 2023.

As indicated in the chart above, to date we have received marketing approval for ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, and Novartis has received approval for Leqvio, in each case in certain territories for the specific indications approved in each such territory, with additional regulatory submissions pending.
Our TTR Franchise
About Transthyretin Amyloidosis (ATTR)
ATTR amyloidosis is a rare, serious, life-threatening, multisystem disease encompassing hATTR amyloidosis and wild-type ATTR, or wtATTR, amyloidosis, which result from either hereditary (genetic variant in TTR gene) or nonhereditary (ageing) causes, respectively. In ATTR amyloidosis, misfolded TTR proteins accumulate as amyloid fibrils in multiple organs and tissue types. hATTR amyloidosis can include sensory and motor neuropathy, autonomic neuropathy and cardiac symptoms and is a major unmet medical need with significant morbidity and mortality, affecting approximately 50,000 people worldwide. The median survival is 4.7 years following diagnosis, with a reduced survival (3.4 years) for patients presenting with cardiomyopathy. wtATTR amyloidosis predominantly manifests as cardiomyopathy and heart failure symptoms, although patients may experience other manifestations due to extra-cardiac amyloid deposition. The disease is estimated to impact 200,000 to 300,000 people worldwide.
ONPATTRO (patisiran)
ONPATTRO (patisiran) is an intravenously administered RNAi therapeutic targeting TTR. It is designed to target and silence TTR mRNA, thereby reducing the production of TTR protein before it is made. ONPATTRO blocks the production of TTR in the liver, reducing its accumulation in the body’s tissues to halt or improve the progression of disease.

Patisiran has received Orphan Drug Designations in the U.S., EU and Japan; specific Orphan Drug Designations vary by country/region.
ONPATTRO (patisiran) – hATTR Amyloidosis with Polyneuropathy
ONPATTRO is the first ever FDA-approved RNAi therapeutic and based on data from the APOLLO Phase 3 study, it became our first product to receive marketing approval. In the U.S. and Canada, ONPATTRO is indicated for the treatment of the polyneuropathy of hATTR amyloidosis in adults. In the EU, Switzerland, Brazil and Israel, ONPATTRO is indicated for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy, and in Japan, ONPATTRO is indicated for the treatment of TTR type familial amyloidosis with polyneuropathy.
Patisiran (the non-branded name for ONPATTRO) was also evaluated in a Phase 4 study in patients with polyneuropathy of hATTR amyloidosis due to a T60A or V122I variant. The data were presented in September 2022 at the 18th International Symposium on Amyloidosis.
Patisiran – ATTR Amyloidosis with Cardiomyopathy
In December 2022, we submitted an sNDA to the FDA for ONPATTRO for the treatment cardiomyopathy of ATTR amyloidosis based on the positive results from the APOLLO-B Phase 3 study. In February 2023, the sNDA was accepted for filing and the FDA set an action date of October 8, 2023 under the PDUFA. The FDA also indicated in the sNDA filing communication letter that it is planning to hold an advisory committee meeting to discuss the application and that it had not identified any potential review issues at such time. An sNDA submission is also planned in Brazil in 2023, however, we do not plan to pursue label expansion in other regions.
APOLLO-B Phase 3 Study
In September 2019, we initiated APOLLO-B, a randomized, double-blind, placebo-controlled Phase 3 study designed to evaluate the efficacy and safety of patisiran in patients with ATTR amyloidosis with cardiomyopathy. The study enrolled 360 adult patients with ATTR amyloidosis (hereditary or wild-type) with cardiomyopathy at 69 sites in 21 countries. Patients were randomized 1:1 to receive 0.3 mg/kg of patisiran or placebo intravenously administered every three weeks over a 12-month treatment period. Twenty-five percent of patients enrolled were receiving on-label commercially available tafamidis at baseline. After 12 months of treatment, the primary endpoint of change from baseline in six-minute walk test, or 6-MWT, was evaluated, as well as other secondary and exploratory endpoints.
◦Efficacy and Safety Results:
In August 2022, we announced positive topline results from the APOLLO-B study and in September 2022 we reported more fulsome results at the 18th International Symposium on Amyloidosis, announcing that APOLLO-B met the primary endpoint of change from baseline in the 6-MWT at 12 months compared to placebo with a median difference of 14.7 meters (p-value 0.0162) favoring patisiran. The study also met its first secondary endpoint, demonstrating a statistically significant and clinically meaningful benefit on health status and quality of life, as measured by the Kansas City Cardiomyopathy Questionnaire Overall Summary score, compared to placebo with least squares mean difference of 3.7 points (p-value 0.0397) favoring patisiran. The study also included additional secondary composite outcomes endpoints. A non-significant result (p-value 0.0574) was found on the composite endpoint of all-cause mortality, frequency of cardiovascular events, and change from baseline in 6-MWT over 12 months compared to placebo. As a result, formal statistical testing was not performed on the final two composite endpoints. During the 12 month placebo-controlled primary analysis period, patisiran also demonstrated an encouraging safety and tolerability profile in patients with ATTR amyloidosis with cardiomyopathy, including no cardiac safety concerns relative to placebo. The majority of adverse events, or AEs, were mild or moderate in severity. Treatment emergent AEs occurring in 5% or more patients in the patisiran group and observed at least 3% more commonly than in the placebo group included infusion-related reactions (12.2% vs 9.0%), arthralgia (7.7% vs 4.5%), and muscle spasms (6.6% vs 2.2%). In the safety analysis there were 5 deaths (2.8%) observed in patisiran-treated patients and 8 deaths (4.5%) observed in the placebo group. The safety profile in APOLLO-B was consistent with what was observed in our Phase 3 APOLLO study and in postmarketing use of ONPATTRO. Based on these positive data, in December 2022, we submitted an sNDA to the FDA for ONPATTRO for the treatment of the cardiomyopathy of ATTR amyloidosis.
AMVUTTRA (vutrisiran)
AMVUTTRA (vutrisiran) is a subcutaneously administered RNAi therapeutic targeting TTR. It is designed to target and silence TTR mRNA, thereby reducing the production of TTR protein before it is made. AMVUTTRA utilizes our ESC+ delivery platform, designed for increased potency and high metabolic stability to allow for quarterly subcutaneous administration.
Vutrisiran has received Orphan Drug Designation in the U.S., EU and Japan; specific Orphan Drug Designations vary by country/region.
AMVUTTRA (vutrisiran) – hATTR Amyloidosis with Polyneuropathy

In June 2022, AMVUTTRA was approved by the FDA for the treatment of the polyneuropathy of hATTR amyloidosis in adults based on positive 9-month results from the HELIOS-A Phase 3 study that evaluated the efficacy and safety of AMVUTTRA in patients with hATTR amyloidosis with polyneuropathy. In September 2022, AMVUTTRA was approved in the EU and UK for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, and in Japan for the treatment of TTR type familial amyloidosis with polyneuropathy. In December 2022, AMVUTTRA was approved in Brazil for the treatment of hATTR amyloidosis in adults. Regulatory filings in other territories are currently under review and additional filings are planned for 2023.
HELIOS-A Phase 3 Study
Initiated in late 2018, the HELIOS-A Phase 3 trial is a randomized, open-label Phase 3 study in hATTR amyloidosis patients. The study enrolled 164 patients with hATTR amyloidosis with polyneuropathy at 57 sites in 22 countries. Patients were randomized 3:1 to receive either a 25 mg subcutaneous injection of vutrisiran once every three months or 0.3 mg/kg intravenous infusion of patisiran once every three weeks as a reference comparator for 18 months. The primary endpoint is the mean change from baseline in the modified Neuropathy Impairment Score +7, or mNIS+7, at nine months as compared to the external placebo control arm of the previously completed APOLLO Phase 3 study of patisiran, upon which the approval of ONPATTRO was based. The two secondary endpoints at nine months were changes in quality of life assessed by the Norfolk Quality of Life Questionnaire-Diabetic Neuropathy, or Norfolk QoL-DN, score and gait speed assessed by the timed 10-meter walk test, both compared to external placebo. Changes from baseline in NT-proBNP were evaluated as an exploratory endpoint at nine months. Additional secondary and exploratory endpoints were evaluated at 18 months. In addition, following the 18-month treatment period, all patients were eligible to receive vutrisiran for an additional 18 months as part of the randomized treatment extension where they were randomized to receive either 25mg vutrisiran once quarterly or 50mg vutrisiran once every six months.
◦Efficacy and Safety Results:
At 9 months, vutrisiran met primary and all secondary endpoints, with statistically significant improvements in neuropathy, quality of life (QoL), and gait speed, relative to placebo.
In February 2023, we reported topline results from the HELIOS-A randomized treatment extension, or RTE, portion of the study, through month 9. Non-inferiority of the 50mg biannual regimen (vs 25mg quarterly) was established, as demonstrated by mean serum TTR reduction over 9 months. Vutrisiran also continued to demonstrate an acceptable safety profile. In the RTE study there were 6 deaths, of which 5 occurred on the 50 mg biannual arm and 1 occurred on the 25 mg quarterly arm, after the patient dropped out of the study. None was considered related to study drug. We also announced a strategic decision not to pursue regulatory submissions with the biannual dosing data given the dynamics of serum TTR recovery observed toward the end of the biannual dosing interval, the strong commercial performance of the existing vutrisiran 25mg quarterly regimen, and the opportunity to focus on continued innovation with ALN-TTRsc04.
Vutrisiran – ATTR Amyloidosis with Cardiomyopathy
Vutrisiran is also in development as a potential treatment for patients with ATTR amyloidosis with cardiomyopathy in the ongoing HELIOS-B Phase 3 study.
HELIOS-B Phase 3 Study
The HELIOS-B Phase 3 trial, initiated in late 2019, is a randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of vutrisiran in patients with ATTR amyloidosis (wild-type or hereditary) with cardiomyopathy. Patients were randomized on a 1:1 basis to receive 25 mg of vutrisiran or placebo administered as a subcutaneous injection once every three months for up to 36 months. The primary endpoint will evaluate the efficacy of vutrisiran versus placebo on the composite endpoint of all-cause mortality and recurrent cardiovascular events at 30 months. Additional secondary and exploratory endpoints will also be evaluated. Concomitant use of on-label commercially available tafamidis is not prohibited. The study protocol includes an optional interim efficacy analysis to be conducted at our discretion. In August 2021, we announced full patient enrollment in the HELIOS-B study. Enrollment was completed significantly ahead of schedule, with 655 ATTR amyloidosis patients across 123 activated sites in 33 countries. In October 2022, we announced that we do not plan to conduct the optional interim analysis for the HELIOS-B Phase 3 trial. Topline results from the HELIOS-B study are expected in early 2024.
Vutrisiran – Stargardt Disease
In late 2022, we announced that we would not initiate a Phase 3 study of vutrisiran in Stargardt Disease by year-end, as previously communicated, as we continue to evaluate the impact of the Inflation Reduction Act.
Our Other Marketed Products
GIVLAARI (givosiran) — Acute Hepatic Porphyria (AHP)
Our RNAi therapeutic, GIVLAARI (givosiran), is the world’s first-ever GalNAc-conjugate RNA therapeutic to be approved. GIVLAARI works by specifically reducing induced liver aminolevulinic acid synthase 1 mRNA, leading to reduction of toxins associated with attacks and other disease manifestations of AHP. In the U.S., GIVLAARI (givosiran) injection for subcutaneous use is approved for the treatment of adults with AHP. GIVLAARI was reviewed by the FDA under Priority Review and had previously been granted Breakthrough Therapy and Orphan Drug Designations in the U.S. In March 2020, the EC granted marketing authorization in the EU for GIVLAARI for the treatment of AHP in adults and adolescents aged 12 years and older. GIVLAARI was reviewed under accelerated assessment by the EMA and had previously been granted PRIME and Orphan Drug Designations in the EU. We received additional marketing authorizations for GIVLAARI for the treatment of AHP in adults in Brazil, Canada, and marketing authorizations for GIVLAARI for the treatment of AHP in adults and adolescents in Japan, Argentina, Switzerland and Taiwan. We have also filed for regulatory approval for givosiran (the non-branded drug name for GIVLAARI) in Israel, Colombia and Australia, and additional regulatory filings are pending or planned in 2023 and beyond.
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
OXLUMO (lumasiran )— Primary Hyperoxaluria Type 1 (PH1)
OXLUMO is an RNAi therapeutic targeting hydroxyacid oxidase 1, or HAO1, developed for the treatment of PH1. HAO1 encodes glycolate oxidase, or GO, an enzyme upstream of the disease-causing defect in PH1. OXLUMO works by degrading HAO1 mRNA and reducing the synthesis of GO, which inhibits hepatic production of oxalate, the toxic metabolite responsible for the clinical manifestations of PH1. OXLUMO utilizes our ESC-GalNAc-conjugate technology, which enables subcutaneous dosing with increased potency and durability and a wide therapeutic index.
In November 2020, the EC granted marketing authorization for OXLUMO (lumasiran) for the treatment of PH1 in all age groups, following a positive Committee for Medicinal Products for Human Use, or CHMP, opinion. OXLUMO was previously granted an Accelerated Assessment and a PRIME Designation by the EMA and an Orphan Designation in the EU. Also, in November 2020, OXLUMO (lumasiran) subcutaneous injection was approved by the FDA for the treatment of PH1 to lower urinary oxalate levels in pediatric and adult patients. OXLUMO was reviewed by the FDA under Priority Review and had previously been granted Breakthrough Therapy, Orphan Drug, and Rare Pediatric Disease Designations. With the approval of OXLUMO, the FDA granted us a pediatric rare disease priority review voucher that entitles us to designate a single new drug application to qualify for a priority review in the future. During 2021 and 2022, we received additional marketing authorizations for OXLUMO in Brazil, the UK, Switzerland, Canada and Israel, and regulatory filings in other territories are pending and additional filings are planned for 2023 and beyond.
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
The regulatory approvals of OXLUMO in the U.S. and EU were based on positive results from both the ILLUMINATE-A and ILLUMINATE-B Phase 3 pivotal studies of lumasiran in patients with PH1. Lumasiran was also evaluated in ILLUMINATE-C – a global Phase 3 study in PH1 patients of all ages with advanced PH1. Based on the positive six-month efficacy and safety results of this study, in October 2022, we announced that the FDA approved a label expansion for OXLUMO, which is now indicated for the treatment of PH1 to lower urinary oxalate and plasma oxalate levels in pediatric and adult patients. In addition, the CHMP of the EMA delivered a positive opinion recommending variation to the marketing authorization of OXLUMO based on ILLUMINATE-C data from patients with advanced PH1 in September 2022.

In December 2022, we announced that we discontinued the proof-of-concept Phase 2 study of lumasiran in patients with recurrent kidney stone disease that was initiated in December 2021 due to lower than anticipated levels of elevated urinary oxalate in that patient population.
Leqvio (inclisiran) — Hypercholesterolemia
Our RNAi therapeutic Leqvio, developed and commercialized by our partner, Novartis, is the first and only siRNA therapy (or RNAi therapeutic) to lower low-density lipoprotein cholesterol (also known as “bad cholesterol” or LDL-C), and is the first RNAi therapeutic approved for a highly prevalent disease. Leqvio is a subcutaneously administered RNAi therapeutic targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, to reduce LDL-C levels via an RNAi mechanism of action and could help improve outcomes for patients with ASCVD, a deadly form of cardiovascular disease. In December 2020, following a positive CHMP opinion, the EC granted marketing authorization for Leqvio (inclisiran) for the treatment of adults with primary hypercholesterolemia (heterozygous familial and non-familial) or mixed dyslipidemia, as an adjunct to diet: in combination with a statin or statin with other lipid-lowering therapies in patients unable to reach LDL-C goals with the maximally tolerated dose of a statin, or alone or in combination with other lipid-lowering therapies in patients who are statin-intolerant, or for whom a statin is contraindicated. In December 2021, the FDA approved Leqvio as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or clinical ASCVD who require additional lowering of LDL-C. Leqvio has also been granted Orphan Drug Designation in the U.S. for the treatment of homozygous familial hypercholesterolemia, or HoFH. As of the end of January 2023, Leqvio has been approved in 70 countries.
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
Regulatory filings and approvals for Leqvio were based on positive results from the robust ORION clinical development program that included a comprehensive set of clinical trials to assess LDL-C lowering and safety in over 3,600 patients. This Phase 3 program represents the largest clinical program conducted to date for an investigational RNAi therapeutic program. Most recently, in November 2022, Novartis announced results from its Phase 2 open-label extension ORION-3 trial, which showed that Leqvio provides effective and sustained LDL-C reduction over a four-year period in patients with either ASCVD or ASCVD risk equivalent, and elevated LDL-C despite maximally tolerated statin therapy.
Multiple additional Phase 3 trials are currently ongoing, including cardiovascular outcomes trials, ORION-4 and the Novartis initiated VICTORION-2-PREVENT.
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
Sanofi presented positive results from the ATLAS-A/B and ATLAS-INH Phase 3 studies of fitusiran in December 2021, and in July 2022, Sanofi presented positive results from the Phase 3 ATLAS-PPX study evaluating the efficacy and safety of once-monthly fitusiran (80 mg) in adults and adolescents with severe hemophilia A or B who were previously treated with prior factor or bypassing agent prophylaxis.
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
Cemdisiran — Complement-Mediated Diseases
Cemdisiran is a subcutaneously administered, investigational RNAi therapeutic targeting the C5 component of the complement pathway in development for the treatment of complement-mediated diseases. The complement system plays a central role in immunity as a protective mechanism for host defense, but its dysregulation results in a broad range of human diseases including immunoglobulin A nephropathy, or IgAN, myasthenia gravis, and paroxysmal nocturnal hemoglobinuria, amongst others.
We are currently advancing cemdisiran as a monotherapy for the treatment of IgAN, and in June 2022, we announced positive topline results from the Phase 2 study of cemdisiran in adult patients with IgAN. In November 2022, Regeneron exercised its right to opt-out of the collaboration agreement on the cemdisiran monotherapy program. We continue to perform our obligations under the collaboration agreement and are evaluating options for further development in this disease. Cemdisiran is also being evaluated by our partner, Regeneron, in combination with Regeneron’s pozelimab (REGN3918), an anti-C5 monoclonal antibody in Phase 3 studies in myasthenia gravis and paroxysmal nocturnal hemoglobinuria. Regeneron's decision to opt-out of the collaboration agreement on the monotherapy program has no impact on Regeneron’s ongoing efforts under a separate license agreement to develop the cemdisiran and pozelimab combination therapy.
Early-Stage Clinical Development Programs
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
Hypertension is a complex multifactorial disease clinically defined by most major guidelines as a systolic blood pressure of above 140 mm Hg and/or a diastolic blood pressure greater than 90 mm Hg, though the American College of Cardiology/American Heart Association guidelines define hypertension as a systolic blood pressure above 130 mm Hg and/or a diastolic blood pressure greater than 80 mm Hg. More than one billion people worldwide live with hypertension. In the U.S. alone, approximately 47 percent of adults live with hypertension, with more than half of patients on medication remaining above the blood pressure target level. Despite the availability of anti-hypertensive medications, there remains a significant unmet medical need, especially given the poor rates of adherence to existing daily oral medications and daily peak and trough effects, resulting in inconsistent blood pressure control and an increased risk for stroke, heart attack and premature death. In particular, there are a number of high unmet need settings where novel approaches to hypertension warrant additional development focus, including patients with poor medication adherence and in patients with high cardiovascular risk.

KARDIA-1 and KARDIA-2, Phase 2 clinical studies for zilebesiran were initiated in June and November 2021, respectively. KARDIA-1 is designed to evaluate zilebesiran as a monotherapy across different doses administered quarterly and biannually, whereas KARDIA-2 is evaluating the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. In January 2023, we announced that we achieved full enrollment of patients in the KARDIA-1 Phase 2 study, with topline results anticipated in mid-2023. We are continuing to enroll patients in the KARDIA-2 study, and expect to complete enrollment in early 2023 and report topline results at or around year-end 2023.
ALN-HBV02 (VIR-2218) – Chronic Hepatitis B and D Virus Infection
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
The safety and efficacy of ALN-HBV02 are currently being investigated in an ongoing Phase 2 trial, and in June 2022, Vir reported preliminary results that demonstrated that a six-dose regimen provided greater and more durable reductions in hepatitis B surface antigen than a two-dose regimen, with all participants achieving a >1 log10 IU/mL reduction during the trial. In addition, in 2022, Vir continued to progress a Phase 2 combination trial of ALN-HBV02 with pegylated interferon-alpha, as well as a triple combination with VIR-3434 and interferon, each to evaluate the potential for the combination to result in a functional cure of HBV. ALN-HBV02 is also being explored in a Phase 2 study evaluating ALN-HBV-02 and VIR-3434 as monotherapy and in combination for the treatment of people living with chronic hepatitis D virus, or HDV. Vir plans to report additional results from the Phase 2 studies in HBV in 2023, and data from the Phase 2 study in HDV is expected in the second half of 2023. ALN-HBV02 is also being investigated in additional clinical trials with collaborators of Vir.
ALN-HSD – Non-alcoholic Steatohepatitis
ALN-HSD is a subcutaneously administered, investigational RNAi therapeutic targeting HSD17B13 in development in collaboration with our partner, Regeneron, for the treatment of NASH. NASH is a highly prevalent chronic liver disease in which inflammation and liver cell injury are caused by accumulation of hepatic fat. NASH is a subset of a group of conditions called nonalcoholic fatty liver disease that can lead to progressive fibrosis, cirrhosis, and hepatocellular carcinoma. Comorbidities include obesity, metabolic syndrome, and type 2 diabetes. Approximately 16 million people in the U.S. live with NASH, with prevalence of the disease increasing due to rising rates of obesity. NASH is projected to be the leading indication for liver transplants in developed countries within the next 10 years. There are currently no approved medical therapies for NASH.
In September 2022, we, in collaboration with our partner, Regeneron, reported on positive results from a Phase 1 study of ALN-HSD in healthy volunteers and patients with NASH. In December 2022, we further elaborated on these results demonstrating robust target engagement and safety profile that supports continued clinical development. Regeneron will be leading continued development of the ALN-HSD program from Phase 2 onward.
ALN-APP – Alzheimer’s Disease and Cerebral Amyloid Angiopathy
ALN-APP is an investigational, intrathecally administered RNAi therapeutic targeting amyloid precursor protein, or APP, in development in collaboration with Regeneron for the treatment of Alzheimer’s disease, or AD, and cerebral amyloid angiopathy, or CAA. Genetic mutations that increase production of APP or alter its cleavage cause early-onset AD, early-onset CAA, or both. ALN-APP is designed to decrease APP mRNA in the CNS to decrease synthesis of APP protein and all downstream intracellular and extracellular APP-derived cleavage products, including amyloid beta (Aβ). Reducing APP protein production is expected to reduce the secretion of Aβ peptides that aggregate into extracellular amyloid deposits in AD and CAA and reduce the intraneuronal APP cleavage products that trigger the formation of neurofibrillary tangles and cause neuronal dysfunction in AD. ALN-APP is the first program utilizing our C16 conjugate technology, which enables enhanced delivery to cells in the CNS, to enter clinical development.
In early 2022, we initiated a Phase 1 study of ALN-APP in patients with early-onset AD, and in October 2022, we announced that enrollment and dose escalation continue in the Phase 1 study, and initial results are expected in early 2023.
Additional Early-Stage and Pre-clinical Programs
In addition to the programs listed above, we are also advancing other earlier-stage pipeline programs, including ALN-TTRsc04 for ATTR amyloidosis, ALN-KHK for Type 2 diabetes mellitus and ALN-PNP for NASH, and filed CTAs for each program during 2022. During 2023, we plan to file two to four investigational new drug applications, or INDs, or CTAs from our organic product engine. We also intend to continue to build on our progress with extrahepatic delivery during 2023, advancing our eye and CNS programs under our collaboration with Regeneron, as well as continuing to advance other extrahepatic delivery initiatives.
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
In connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a binding co-co collaboration term sheet covering the continued development of cemdisiran, our C5 siRNA currently in Phase 2 development for IgAN as a monotherapy and (ii) a binding license term sheet to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab (REGN3918), currently in Phase 3 development, and cemdisiran. The C5 co-co collaboration and license agreements were executed in August 2019.
Under the terms of the Regeneron Collaboration, we will work exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial five-year research period, subject to extension for up to an additional five years, or the Initial Research Term. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver, including our previously-announced collaboration with Regeneron to identify RNAi therapeutics for the chronic liver disease NASH. We retain broad global rights to all of our other unpartnered liver-directed clinical and pre-clinical pipeline programs.
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
With respect to the programs directed to C5 complement-mediated diseases, we retain control of cemdisiran monotherapy development, and Regeneron is leading combination product development. Pursuant to the C5 co-co collaboration agreement, Regeneron notified us in November 2022 of its decision to exercise its right to opt-out of the further development and commercialization of cemdisiran monotherapy. As a result, Regeneron no longer shares costs and potential future profits on any monotherapy program with us and we are solely responsible for all development and commercialization costs and Regeneron will be eligible to receive tiered double-digit royalties on net sales. Under the C5 license agreement, for cemdisiran to be used as part of a combination product, Regeneron is solely responsible for all development and commercialization costs and we will receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential combination product sales. The C5 license agreement is not impacted by Regeneron’s opt-out under the C5 co-co collaboration agreement.
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
In January 2018, we and Sanofi entered into an amendment to our 2014 Sanofi collaboration. In connection and simultaneously with entering into the 2018 amendment to the 2014 Sanofi collaboration, we and Sanofi also entered into the Exclusive TTR License and the AT3 License Terms. As a result, we have the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO, AMVUTTRA and any back-up products, and Sanofi has the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. Under the 2018 amendment and the Exclusive TTR License, Sanofi is eligible to receive (i) royalties up to 25%, increasing over time, based on annual net sales of ONPATTRO in territories excluding the U.S., Canada and Western Europe, provided royalties on annual net sales of ONPATTRO in Japan were set at 25% beginning as of the effective date of the Exclusive TTR License, (ii) tiered royalties of 15% to 30% based on global annual net sales of AMVUTTRA (consistent with the royalties due to us from Sanofi on fitusiran), and (iii) tiered royalties of up to 15% based on global annual net sales of any back-up products, in each case by us, our affiliates and our sublicensees. The collaboration amendment entered into in April 2019 described below made no changes to the terms described in clauses (i)-(iii) above, which remain in full force and effect.
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
Strategic Financing Collaboration
The Blackstone Group Inc. In April 2020, we entered into a strategic financing collaboration with certain affiliates of Blackstone to accelerate our advancement of RNAi therapeutics. In connection with the collaboration, Blackstone agreed to provide us up to $2.0 billion in financing, including $1.0 billion in committed payments to acquire 50% of royalties and 75% of commercial milestones payable to us in connection with sales of Leqvio, up to $750.0 million in a first lien senior secured term loan, and up to $150.0 million towards the development of vutrisiran and zilebesiran (formerly ALN-AGT) pursuant to the funding agreement finalized in August 2020. In November 2021, Blackstone elected to opt-in to Phase 2 clinical trial funding of zilebesiran, committing to fund, upon meeting certain patient enrollment thresholds, up to $26.0 million. As part of the strategic financing collaboration, Blackstone also purchased an aggregate of $100.0 million of our common stock. Please read Note 5 and Note 11 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional details on our transaction with Blackstone, including its ongoing financial and accounting impact on our business.
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
Key Patents and Regulatory Exclusivities
We typically obtain protection of our product candidates with patents and patent applications directed to compositions of matter and their uses. Below is a summary of selected granted patents that we own or control covering products marketed by us in the U.S. and Europe.
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

AMVUTTRA

Patent Number	Country/Region*	Patent Type	Expiration Date**	Owner/Licensor
8106022	United States	Compositions of Matter & Methods of Use	12/12/2029	Alnylam
8828956	United States	Compositions of Matter & Methods of Use	12/4/2028	Alnylam
9370581	United States	Compositions of Matter & Methods of Use	12/4/2028	Alnylam
9399775	United States	Compositions of Matter & Methods of Use	11/16/2032	Alnylam
10131907	United States	Compositions of Matter & Methods of Use	8/24/2028	Alnylam
10208307	United States	Compositions of Matter & Methods of Use	7/28/2036	Alnylam
10570391	United States	Compositions of Matter	11/16/2032	Alnylam
10612024	United States	Compositions of Matter & Methods of Use	8/14/2035	Alnylam
10683501	United States	Methods of Use	7/28/2036	Alnylam
10806791	United States	Compositions of Matter	12/4/2028	Alnylam
11286486	United States	Methods of Use	7/28/2036	Alnylam
11401517	United States	Compositions of Matter & Methods of Use	8/14/2035	Alnylam
3301177	Europe	Compositions of Matter & Methods of Use	11/16/2032	Alnylam
3329002	Europe	Compositions of Matter & Methods of Use	7/28/2036	Alnylam
_________________________________________
* Shown here are selected granted patents in the U.S. and Europe. Additional granted and pending patents in the U.S., Europe and other countries may be available.
** Expiration dates listed here do not account for any patent term extensions, supplemental protection certificates or pediatric extensions that may be available.
In addition, in connection with our FDA approval on June 13, 2022, the FDA granted AMVUTTRA NCE exclusivity until June 13, 2027. In connection with our EMA approval on September 15, 2022, the EMA granted AMVUTTRA Marketing Exclusivity and ODE until September 15, 2032.

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
Trademarks
We file trademarks to protect our corporate brand and our products. Typically we file trademark applications in the U.S., Europe and elsewhere in the world as appropriate. In addition to multiple pending trademark applications in the U.S. and other major countries, we have registered trademarks in the U.S., including but not limited to Alnylam® and the Alnylam logo, as well as ONPATTRO® and the ONPATTRO logo, AMVUTTRA® and the AMVUTTRA logo, GIVLAARI® and the GIVLAARI logo and OXLUMO® and the OXLUMO logo.
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
Companies working on chemically synthesized siRNAs include Arrowhead Pharmaceuticals, Inc., or Arrowhead, and its collaborators Takeda Pharmaceutical Company Ltd., or Takeda, Janssen Pharmaceutics, Inc. or Janssen, Horizon Therapeutics PLC, or Horizon, GlaxoSmithKline PLC, or GSK, and Amgen Inc., or Amgen, Quark Pharmaceuticals, Inc., or Quark, F. Hoffmann-La Roche Ltd, or Roche, Silence Therapeutics plc, or Silence, and its collaborators, AstraZeneca plc, or AstraZeneca, Jiangsu Hansoh Pharmaceuticals Group Co., and Mallinckrodt plc, Arbutus Biopharma Corp., or Arbutus, Sylentis, S.A.U., or Sylentis, Novo Nordisk and its collaborators, Boehringer Ingelheim, AstraZeneca plc, or AstraZeneca, and Eli Lilly and Company, or Eli Lilly, WAVE Life Sciences Ltd., or WAVE, Silenseed Ltd., Ascletis Pharma Inc., Biomics Biopharma, Avidity Biosciences Inc., Dyne Therapeutics Inc., or Dyne, Atalanta Therapeutics Inc., Sirnaomics Inc., OliX Pharmaceuticals Inc., Ochre Bio, DTx Pharma, Inc., Sixfold Bioscience Inc., ProQR Therapeutics NV, or ProQR, Phio Pharmaceuticals, BioPath Holding Inc., Arcturus Therapeutics, Inc., or Arcturus, and Ascletis Pharma Inc. Several of these companies have licensed our intellectual property. Benitec Biopharma Ltd., or Benitec, is working on gene therapy approaches to RNAi therapeutics. Companies working on microRNA therapeutics include Regulus Therapeutics, Inc., Rosetta Genomics Ltd., MiNA Therapeutics, Inc, InteRNA Technologies B.V. and TransCode Therapeutics, Inc.
Antisense technology uses short, single-stranded, DNA-like molecules to block mRNAs encoding specific proteins. We believe that RNAi drugs may potentially have significant advantages over antisense oligonucleotide, or ASO, drugs, including greater potency and specificity. In addition to Ionis and its collaborators, including Biogen Inc., AstraZeneca, Novartis and Bayer AG, and several other companies have ASO-based product candidates in various stages of pre-clinical and clinical development, including Roche, Akcea Therapeutics, Inc. (acquired by Ionis in October 2020), or Akcea, Antisense Therapeutics, Ltd., Dyne, WAVE, GSK, Sarepta Therapeutics, Inc., ProQR and Eli Lilly.
The competitive landscape continues to expand, and we expect that additional companies will initiate programs focused on the development of RNAi therapeutic products using the approaches described above as well as potentially new approaches that may result in the more rapid development of RNAi therapeutics or more effective technologies for RNAi drug development or delivery.
Competing Drugs for Our Marketed Products and Late-Stage Investigational RNAi Therapeutics
ATTR Amyloidosis. Until a few years ago, liver transplantation was the only treatment option for patients with hATTR amyloidosis in the U.S. and in other countries. Only a subset of patients with early-stage disease qualify for this costly and invasive procedure, which carries significant morbidity and risk of mortality. Even following liver transplantation, the disease continues to progress for many patients, presumably due to ongoing deposition of wild-type TTR protein.
In addition to ONPATTRO and AMVUTTRA, approved treatments for hATTR amyloidosis now include inotersen (TEGSEDI, approved in many countries) and tafamidis (VYNDAQEL/VYNDAMAX, approved in many countries). Treatment indications vary by country/region for each product. We believe that the following approved drugs could compete with ONPATTRO and AMVUTTRA for the treatment of the polyneuropathy of hATTR amyloidosis in adults and for the treatment of ATTR amyloidosis with cardiomyopathy if patisiran is approved for that indication and/or if HELIOS-B is positive and vutrisiran is approved for that indication:

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
Several investigational drugs also exist, in varying stages of clinical development, for ATTR amyloidosis. We believe that the following drug candidates, if approved, could compete with ONPATTRO and AMVUTTRA, for the treatment of the polyneuropathy of hATTR amyloidosis in adults and for the treatment of ATTR amyloidosis with cardiomyopathy if patisiran is approved for that indication and/or if HELIOS-B is positive and vutrisiran is approved for that indication:

Drug	Company	Drug Description	Phase	Administration/Dosing
Eplontersen (IONIS-TTR-LRx)	Ionis & AstraZeneca	ASO to reduce production of TTR Protein	Filed for approval in December 2022 for hATTR polyneuropathy	Monthly subcutaneous injection (SC)
Acoramidis (AG10)	BridgeBio Pharma, Inc. & AstraZeneca in Japan	Small molecule drug to stabilize TTR protein	Phase 3	Twice daily oral dose
NNC-6019 (PRX004)	Novo Nordisk	mAb to clear TTR amyloid deposits	Phase 2	Intravenous (IV) infusion every four weeks
NI006	AstraZeneca & Neurimmune AG	mAB to clear TTR amyloid deposits	Phase 1	Intravenous (IV) infusion
NTLA-2001	Intellia Therapeutics, Inc. & Regeneron	CRISPR/Cas9 gene therapy for TTR	Phase 1	One-time intravenous (IV) infusion
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

Drug	Company	Drug Description	Phase	Administration/Dosing
Nedosiran	Novo Nordisk	siRNA to reduce production of LDHA enzyme	Filed with FDA in September 2022	SC with monthly dosing
BBP-711	BridgeBio Pharma, Inc.	GO inhibitor	Phase 2/3	Oral
CHK-336	Chinook Therapeutics, Inc.	LDHA inhibitor	Phase 2	Oral
BMN-255	BioMarin Pharmaceutical, Inc.	Undisclosed	Phase 1/2	Oral
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

We believe that the following approved drugs and, if approved, drug candidates, could compete with Leqvio:

Drug	Company	Drug Description	Phase	Administration/Dosing
Repatha	Amgen	Anti-PSCK9 mAb	Approved	SC
Praluent	Sanofi	Anti-PSCK9 mAb	Approved	SC
Vascepa	Amarin Corporation	Omega-3 lipid proven to reduce LDL-C and CV Risk	Approved	Oral
NEXLETOL (Bempedoic Acid)	Esperion Therapeutics, Inc.	Oral fatty acid and cholesterol synthesis dual inhibitor	Approved	Oral
Evkeeza (evinacumab)	Regeneron	Anti-ANGPTL3 mAb for hypercholesterolemia	Approved in HoFH	SC
Lerodalcibep (LIB-003)	LIB Therapeutics	Recombinant protein therapeutic	Phase 3	SC
MK-0616	Merck	Small molecule PCSK9 inhibitor	Phase 2	Oral
ARO-ANG3	Arrowhead	siRNA targeting ANGPTL3	Phase 2	SC
VERVE-101	Verve Therapeutics	CRISPR/CAS9 targeting PCSK9	Phase 1	One-time IV infusion
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

We believe that the following approved drugs and, if approved, drug candidates, could compete with fitusiran, if fitusiran receives regulatory approval, along with additional approved drugs and drug candidates not listed below:

Drug (Company)	Drug Description	Phase	Administration
Hemophilia A
Advate (Takeda), Adynovate (Takeda), Kogenate (Bayer), Kovaltry (Bayer), Novoeight (Novo Nordisk), Xyntha (Pfizer), Nuwiq (Octapharma), Eloctate (Sanofi)	Recombinant FVIII factor products	Approved	IV
Valoctocogene roxaparvovec (BioMarin)	Gene therapy	Approved in EU; PDUFA Mar. 2023	IV - Single Administration
HEMLIBRA (Roche)	Bispecific antibody mimetic of FVIII	Approved	SC - Monthly
giroctocogene fitelparvovec (Pfizer & Sangamo Therapeutics)	Recombinant AAV2/6 Human Factor VIII Gene Therapy	Phase 3	IV – Single Administration
RG6357 (Roche & Spark Therapeutics)	Gene therapy	Phase 2	IV – Single Administration
Hemophilia B
Rixubis (Takeda), Rebinyn (Novo Nordisk), BeneFIX (Pfizer), Alprolix (Sanofi), Idelvion (CSL Behring)	Recombinant FIX factor products	Approved	IV
Etranacogene dezaparvovec (uniQure/CSL Behring)	rAAV5 FIX gene therapy	Approved	IV - Single Administration
Fidanacogene elaparvovec (Spark Therapeutics)	Spark200 AAV FIX gene therapy	Phase 3	IV - Single Administration
Inhibitor Patients
Emicizumab HEMLIBRA, ACE-910 (Roche)	Bispecific antibody mimetic of FVIII	Approved	SC - Monthly
Feiba (Takeda)	Bypassing agent	Approved	IV
NovoSeven (Novo Nordisk)	Bypassing agent	Approved	IV
Marstacimab (Pfizer)	Anti-TFPI antibody	Phase 3	SC - Weekly
Hemophilia A and B
Concizumab, anti-TFPI (Novo Nordisk)	Anti-TFPI antibody	Phase 3	SC
Marstacimab (Pfizer)	Anti-TFPI antibody	Phase 3	SC - Weekly
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
The steps ordinarily required before a new drug product may be marketed in the U.S. include nonclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an IND, which must become effective prior to commencement of clinical testing in the U.S., approval by an institutional review board, or IRB, at each clinical site before each trial may be initiated, completion of adequate and well-controlled clinical trials to establish that the drug product is safe and effective for the indication and other conditions of use for which FDA approval is sought, submission to the FDA of an NDA (or supplemental NDA for approved products), acceptance of the NDA for review by the FDA, and FDA review and approval of the NDA. Satisfaction of the FDA's pre-market approval requirements typically takes several years, but may vary substantially depending upon the complexity of the product and the nature of the disease. Government regulation may delay, limit or prevent marketing of potential products for a considerable period of time and impose costly procedures on a company’s activities. Success in early-stage clinical trials does not necessarily assure success in later-stage clinical trials. Data obtained from clinical activities, including but not limited to the data derived from our clinical trials for drug candidates, are not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product, including new safety risks from clinical or nonclinical data or manufacturing issues, may result in restrictions on the product or even complete withdrawal of the product from the market.
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
An IND becomes effective 30 days after receipt by the FDA unless the FDA notifies the sponsor that the proposed investigation(s) are subject to a clinical hold. If the FDA imposes a clinical hold, or partial clinical hold, the FDA’s concerns must be resolved prior to the commencement of clinical trials, or the FDA can enforce other changes to the clinical development program or clinical trial(s). The IND review process can result in substantial delay and expense. We, an IRB, or the FDA may, at any time, suspend, terminate, significantly modify, restrict or impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization, and then the clinical trials can commence or recommence only under the terms authorized by the FDA.
Clinical trials involve the administration of an investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical studies are conducted under protocols detailing, among other things, the objectives of the trial and the safety and effectiveness criteria to be evaluated. Each protocol involving testing on human subjects in the U.S. must be submitted to the FDA as part of the IND. In addition, clinical trials must be conducted in compliance with federal regulations and requirements, commonly referred to as good clinical practice, or GCP, to assure data integrity and protect the rights, safety and well-being of trial participants. Among other things, GCP requires that all research subjects provide their informed consent prior to participating in any clinical study, and that a properly constituted IRB for each institution participating in the clinical trial review and approve the plan for any clinical trial before it commences at that institution and conduct continuing review throughout the trial. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects.
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
Phase 1, Phase 2 or Phase 3 testing of any drug candidates may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the U.S. The FDA may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the subject participating in the study. An IRB or a clinical trial sponsor may also modify, suspend or terminate clinical trials, or parts of clinical trials, at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request or require that additional clinical trials, nonclinical evaluations or changes in the manufacturing process be conducted as a condition to product approval. Finally, sponsors are required to publicly disseminate information about certain ongoing and completed clinical trials on ClinicalTrials.gov, a government website administered by the National Institutes of Health, or NIH.
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
The cost of preparing and submitting an NDA is substantial. Under the PDUFA, as amended, each NDA must be accompanied by an application fee. For fiscal year 2023, the application fee for each NDA requiring clinical data is approximately $3.2 million. The PDUFA also imposes an annual program fee for each approved prescription drug, which has been set at approximately $394,000 for fiscal year 2023. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the NDA also includes a non-orphan indication. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. During that time, the FDA may request additional information rather than accept an NDA for filing. If the FDA determines that an NDA is not sufficiently complete to permit substantive review, it will issue a refuse to file determination and the NDA will not be reviewed by the FDA. If the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA has agreed to specified performance goals regarding the timing of the completion of its review of NDAs, although the goals are not binding and the FDA does not always meet these goals. The review process is often significantly extended by the FDA's requests for additional information or clarification regarding information provided in the submission. For novel drug products or drug products that present difficult questions of safety or efficacy, the FDA may refer the application to an advisory committee, which is typically in the form of a panel that includes independent clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA may waive the review of an advisory committee and is not bound by the recommendation of an advisory committee, but it often follows such recommendations. The FDA normally conducts a pre-approval inspection to gain assurance that the manufacturing facility or facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, purity and stability, and are in compliance with regulations governing current good manufacturing practice, or cGMP, requirements. In addition, the FDA often will conduct a bioresearch monitoring inspection of select clinical trial sites involved in conducting pivotal studies to assure data integrity and compliance with applicable GCP requirements, and could also conduct GCP inspections of the sponsor.
If the FDA's evaluation of an NDA and the various inspections are favorable, the FDA may issue an approval letter, which authorizes commercial marketing of the drug with specific prescribing information for a specific indication. The approved indication may be narrower than what was proposed by the applicant or for a narrower patient population than the population studied in clinical trials. As a condition of NDA approval, the FDA may require post-approval evaluations, sometimes referred to as Phase 4 trials, or other surveillance to monitor the drug’s safety or effectiveness and may impose other conditions, including labeling restrictions, such as a Boxed Warning, and/or distribution and use restrictions through a Risk Evaluation and Mitigation Strategy, or REMS, all of which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be further limited or withdrawn if compliance with regulatory standards is not maintained or safety or other problems are identified following initial marketing.
Post-Approval Regulation
Once an NDA is approved, a product will be subject to certain post-approval requirements, including requirements for manufacturing establishment registration and product listing, AE reporting, submission of other periodic reports, field alerts, recordkeeping, product sampling and distribution. Additionally, the FDA strictly regulates the promotional claims that may be made about prescription drug products and biologics. In particular, the FDA generally prohibits pharmaceutical companies from promoting their drugs or biologics for uses that are not approved by the FDA as reflected in the product’s approved labeling, and requires that important safety information be presented to balance information provided on a drug’s effectiveness. In addition, the FDA requires substantiation of any safety or effectiveness claims, including claims that one product is superior in terms of safety or effectiveness to another. Superiority claims generally must be supported by head-to-head clinical trials. To the extent that market acceptance of our products depends on their superiority over existing therapies, any restriction on our ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products or our costs. We must also notify the FDA of any change in an approved product beyond variations in the approved application. Certain changes to the product, its labeling or its manufacturing require prior FDA approval and may require the conduct of further clinical investigations to support the change. Such approvals may be expensive and time-consuming and, if not approved, the FDA will not allow the product to be commercially distributed as modified.
If the FDA’s evaluation of an NDA submission or GCP inspections or inspection of the manufacturing facilities for the product are not favorable or cannot be completed due to COVID-19 related restrictions, the FDA may defer action on an application or refuse to approve the NDA and issue a complete response letter. The complete response letter describes the deficiencies that the FDA has identified in an application and may recommend actions that the applicant can take to address the deficiencies. Such actions may include, among other things, conducting additional safety or efficacy studies. Even with the completion of this additional testing or the submission of additional requested information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of an NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.
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
Additionally, applicants submitting an ANDA or 505(b)(2) application referencing a listed drug generally are required to make a certification with respect to each patent for the listed drug that is listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. If the applicant is not seeking approval of a use claimed by a method-of-use patent, however, the applicant can submit a statement to that effect instead of making the certification. These certifications (and statements) affect when the FDA can approve the ANDA or 505(b)(2) application. If the ANDA or 505(b)(2) applicant certifies that it does not intend to market its product before a listed patent expires (i.e., a paragraph III certification), then the FDA will not grant effective approval of the ANDA or 505(b)(2) application until the relevant patent expires. If the ANDA or 505(b)(2) applicant certifies that a listed patent is invalid, unenforceable, or will not be infringed by its proposed product, and thus that it is seeking approval prior to patent expiration (i.e., a paragraph IV certification), and certain other steps are taken, then approval of the ANDA or 505(b)(2) application will be stayed (i.e., FDA will not approve the application) until 30 months have passed or patent disputes are resolved. Specifically, under the process set forth by the statute, the ANDA or 505(b)(2) applicant must provide notice of its patent challenge to the NDA sponsor and the patent holder within certain time limits. If the patent holder then initiates a suit for patent infringement within 45 days of receipt of the notice, the FDA cannot grant effective approval of the ANDA or 505(b)(2) application until either 30 months have passed (which may be extended or shortened in certain cases) or there has been a court decision or settlement order holding or stating that the patents in question are invalid, unenforceable or not infringed. If the court decision or settlement order holds or states that the patents in question are valid, enforceable, and would be infringed, however, then the ANDA or 505(b)(2) application may not be approved until such patents expire. If the patent holder does not initiate a suit for patent infringement within the 45-day time limit described above, the ANDA or 505(b)(2) application may be approved immediately upon successful completion of FDA review, unless blocked by another listed patent or regulatory exclusivity period.
Orphan Drug Designation
Under the Orphan Drug Act, as amended, the FDA may grant Orphan Drug Designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 individuals and for which there is no reasonable expectation of recovering drug development costs in the U.S. from sales in the U.S. Orphan Drug Designation must be requested before submitting an NDA or an sNDA for the orphan indication. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. We intend to request Orphan Drug Designation for our product candidates, if applicable. For example, the FDA granted Orphan Drug Designation for patisiran and vutrisiran as therapeutic approaches for the treatment of ATTR amyloidosis, givosiran as a therapeutic approach for AHP, lumasiran as a therapeutic approach for PH1, fitusiran as a therapeutic approach for hemophilia A and B, and inclisiran as a therapeutic approach for HoFH.
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

Fast Track Program
The FDA has a Fast Track program that is intended to facilitate development and expedite the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the product and the specific indication for which it is being studied. The sponsor of a new drug or biological product may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product, but ideally no later than the pre-NDA or pre–biologics license application meeting because many of the features of Fast Track designation will not apply after that time. Fast Track designation provides opportunities for frequent interactions with FDA to expedite drug development and review as well as the opportunity for rolling review of the NDA. We intend to request Fast Track designation for our product candidates, if applicable. For example, the FDA granted Fast Track designation to patisiran for the treatment of hATTR amyloidosis, which was approved in August 2018 for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and also granted Fast Track designation to vutrisiran for the treatment of the polyneuropathy of hATTR amyloidosis, which was approved in June 2022.
Any drug or biological product that receives a Fast Track designation may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A drug or biological product is eligible for priority review if it treats a serious condition and, if approved, would provide a significant improvement in the safety or effectiveness of treatment, diagnosis or prevention of a disease compared to available therapies. The FDA’s goal for taking action on an application with a priority review designation is six months from the date of receipt, instead of ten months from the date of receipt, except that two months are added to these time periods for drugs that contain a new molecular entity. Additionally, a drug or biological product may be eligible for accelerated approval if it is intended to treat a serious or life-threatening disease or condition, and the product would provide meaningful therapeutic benefit over existing treatments. Under accelerated approval, a product may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefits. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies to verify the predicted clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA requires as a condition for accelerated approval advance submission of promotional materials prior to use, which could limit or delay the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.
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
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries.
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
•The ACA created the Sunshine Act, which requires certain manufacturers to track certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or distributed to such entities, as well as any investment interests held by physicians and their immediate family members. Legislation passed in 2018 expanded the scope of covered recipients’ non-physician providers such as to physician assistants and advanced practice nurses, effective in 2022. Manufacturers annually report this information to CMS, which posts this information on its website.
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
Clinical Trials
Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCP. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative (unless all EU member states in which the trial is being conducted have chosen not to apply such rule, in which case only a contact person in the EU is required), who shall be responsible for ensuring compliance with the sponsor’s obligations under the new EU Regulation on Clinical Trials and be the addressee for all communications provided for under the Regulation. The sponsor must take out a clinical trial insurance policy, and in most EU countries the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
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
Under the new EU Regulation on Clinical Trials, which became applicable on January 31, 2022, there is a centralized application procedure where one national authority leads the scientific review of the application leading to increased information-sharing and decision-making between member states (as compared to the previous EU Directive on Clinical Trials, where a separate application to the competent authority in each EU member state in which the trial was conducted was required). Each concerned member state will continue to complete an ethical review of any CTA.
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
Marketing Authorisations
After completion of the required clinical testing, we must obtain a marketing authorisation before we may place a medicinal product on the market in the EU. There are various application procedures available, depending on the type of product involved. All application procedures require an application in the common technical document format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical study and clinical trial information. There is an increasing trend in the EU towards greater transparency and, while the manufacturing or quality information is currently generally protected as confidential information, the EMA and national regulatory authorities are now liable to disclose much of the nonclinical and clinical information in marketing authorisation dossiers, including the full clinical study reports, in response to freedom of information requests after the marketing authorisation has been granted. As of October 2016, the EMA began publishing clinical data (including clinical study reports) on the agency’s website following the grant, denial or withdrawal of an MAA for a centralised marketing authorisation, subject to procedures for limited redactions and protection against unfair commercial use.
The centralized procedure gives rise to marketing authorisations that are valid throughout the EU and, by extension (after national implementing decisions), in Norway, Iceland and Liechtenstein, which, together with the EU member states, comprise the European Economic Area, or EEA. Applicants file MAAs with the EMA, where they are reviewed by relevant scientific committees, including the CHMP. The EMA forwards CHMP opinions to the EC, which uses them as the basis for deciding whether to grant a marketing authorisation. The centralized procedure is compulsory for medicinal products that (1) are derived from biotechnology processes, (2) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, viral diseases or autoimmune diseases and other immune dysfunctions, (3) are orphan medicinal products or (4) are advanced therapy medicinal products, such as gene or cell therapy medicines. For medicines that do not fall within these categories, an applicant may voluntarily submit an application for a centralized marketing authorisation to the EMA, as long as the CHMP agrees that (i) the medicine concerned contains a new active substance, (ii) the medicine is a significant therapeutic, scientific, or technical innovation, or (iii) the authorisation of the medicine under the centralized procedure would be in the interest of public health.
For those medicinal products for which the centralized procedure is not available, the applicant must submit MAAs to the national medicines regulators through one of three procedures: (1) a national procedure, which results in a marketing authorisation in a single EU member state; (2) the decentralized procedure, in which applications are submitted simultaneously in two or more EU member states; and (3) the mutual recognition procedure, which must be used if the product has already been authorised in at least one other EU member state, and in which the EU member states are required to grant an authorisation recognizing the existing authorisation in the other EU member state, unless they identify a serious risk to public health. A national procedure is only possible for one member state; as soon as an application is submitted in a second member state the mutual recognition or decentralized procedure will be triggered.
Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major interest for public health and therapeutic intervention, defined by the absence or insufficiency of an appropriate alternative therapeutic approach for the disease to be treated and anticipation of high therapeutic benefit of the new product. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. The EMA granted an accelerated assessment for patisiran, which was approved in the EU in August 2018 under the centralized procedure.

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
There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate pre-clinical studies or clinical trials must be provided, and guidelines from the EMA detail the type of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.
Orphan Medicinal Products
The EMA’s Committee for Orphan Medicinal Products, or COMP, may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the EU would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication or where no satisfactory method of diagnosis, prevention or treatment of such condition exists. Following a positive opinion by the COMP, the EC adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of an MAA and orphan status may be withdrawn at that stage if it no longer fulfills the orphan criteria (for instance because in the meantime a new product was approved for the indication and no convincing data are available to demonstrate a significant benefit over that product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorisation. During this period, the competent authorities may not accept or approve any similar medicinal product for the same therapeutic indication, unless (i) the second medicinal product is safer, more effective or otherwise clinically superior to the authorised orphan product; (ii) the marketing authorisation holder for the authorised product consents to a second orphan medicinal product application; or (iii) the marketing authorisation holder for the authorised product cannot supply enough orphan medicinal product. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of orphan designation. Patisiran, approved in the EU in August 2018, givosiran, approved in the EU in March 2020, lumasiran, approved in the EU in November 2020, as well as vutrisiran, approved in the EU in September 2022 and fitusiran have been granted orphan medicinal product designation.
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
Regulation of New Drug Compounds in Other Jurisdictions
In addition to regulations in the U.S. and the EU, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. In particular, during 2022, we filed for regulatory approval for our commercial products in a number of jurisdictions worldwide, and regulatory filings in additional countries are planned for ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO in 2023, and we will have to follow the specific regulations in such jurisdictions and such other countries in which we file, which are complex.
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
Manufacturing
To date, we have manufactured limited supplies of drug substance for use in IND-enabling toxicology studies in animals and clinical trials at our own facilities, as well as patisiran formulated bulk drug product for late-stage clinical trial use and commercial supply. We have contracted with several third-party contract manufacturing organizations, or CMOs, for the supply of drug substance, drug product and finished product to meet our needs for pre-clinical toxicology studies, clinical and commercial supply. We expect to continue to rely on third-party CMOs for the supply of drug substance and drug product, including ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, as well as other product candidates, for at least the next several years, including to support the potential launch of our additional product candidates and to supply the needs of our alliance partners. In 2015, we amended our manufacturing services agreement with Agilent Technologies, Inc., or Agilent, to provide for Agilent to supply, subject to any conflicting obligations under our third-party agreements, a specified percentage of the active pharmaceutical ingredients required for certain of our products in clinical development, as well as other products the parties may agree upon in the future. Under this agreement, we are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order. Agilent is required to reserve sufficient capacity to ensure that it can supply products in the amounts specified under such firm orders, as well as up to a certain percentage of the remaining, non-binding portions of each forecast. Subject to any conflicting obligations under our third-party agreements, we have also agreed to negotiate in good faith to enter into separate commercial manufacturing supply agreements with Agilent for certain products, consistent with certain specified terms, including a specified minimum purchase commitment. Currently, Agilent is the sole manufacturer of the active pharmaceutical ingredient for ONPATTRO, AMVUTTRA and GIVLAARI for both clinical and commercial use, and we have entered into manufacturing services agreements with Agilent for such supply of ONPATTRO, AMVUTTRA and GIVLAARI. Pursuant to the Agilent supply agreements, we are required to provide rolling forecasts on a quarterly basis, a portion of which will be considered a binding, firm order. Agilent is required to reserve sufficient capacity to ensure that it can supply our commercial and clinical products in the amounts specified under such firm orders, including a certain percentage of the remaining, non-binding portions of each forecast, as well as a specified number of batches each year.
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
Commercial Operations
After successfully overcoming various challenges associated with developing a new class of innovative medicines - such as solving the issue of drug delivery, optimizing our RNAi therapeutics to exhibit potency and durability of effect, and designing and carrying out comprehensive clinical trials to demonstrate the safety and clinical efficacy of our investigational products - starting in 2018, we embarked on the next part of the company’s journey: launching our RNAi therapeutics, based on regulatory approvals, to reach eligible patients in need. To that end, we have continued to build a global commercial operation which has been designed to be fully integrated and to sequentially manage multiple product launches across multiple geographies. Over the last several years, we have been building commercial capability and leveraging the internal knowledge we have accumulated as well as hiring talented people with broad industry experience to enable us to commercialize our products ourselves and with collaborators in key countries globally. The conduct of these commercial activities will continue to be dependent upon regulatory approvals and on agreements that we have made or may make in the future with strategic collaborators, currently as follows with respect to our first five approved products and our late-stage clinical programs:
•With respect to our ATTR amyloidosis franchise, we have global rights to develop and commercialize both ONPATTRO and AMVUTTRA;
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
Throughout the development of our product candidates, we have remained focused on keeping patients at the center of everything we do. This patient focus has continued as we have transitioned into commercialization. ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, as well as the late-stage programs we are advancing internally to commercialization are focused on orphan diseases, and we have been executing on what we believe to be a proven strategy to make ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO and future orphan products successful, including through efforts to increase awareness and diagnosis. In addition, as part of our planned transition to a top-tier biotech by the end of 2025 and consistent with our Alnylam P5x25 strategy, we are now advancing RNAi therapeutics beyond rare diseases into prevalent disease opportunities. Beginning with the approval of Leqvio, the first RNAi therapeutic approved for a common disease, we believe the RNAi therapeutic profile supports the potential for expansion to prevalent diseases, including addressing many unmet needs in common disease settings such as hypertension, NASH and diabetes. We believe we are establishing a global commercial organization and infrastructure to successfully support an expansion to prevalent diseases.

We have a proactive market access strategy that includes entering into value-based agreements, or VBAs, with commercial payers in the U.S. and certain state Medicaid programs. As of the beginning of 2023, we have completed over 40 VBAs with multiple commercial payers, including 19 for ONPATTRO, 11 for AMVUTTRA, 15 for GIVLAARI, and 15 for OXLUMO. In our VBAs for GIVLAARI we introduced a Prevalence Based Adjustment that provides for a rebate to be paid if the number of patients identified within a plan population exceeds the expected disease prevalence, to address an unknown that exists in the context of an ultra-rare disease. For OXLUMO, we established a new VBA component called a Patient Need Adjustment with the effect of providing payers with greater budget certainty for medicines administered across a broad range of patient age groups by paying a rebate if the average number of vials utilized by a plan member exceeds an established threshold. Discussions with additional payers continue for our marketed products. Outside of the U.S. we believe we have made strong progress in terms of patient access and have established availability of ONPATTRO in more than 20 countries through direct reimbursement or expanded access. In addition, we have seen strong early adoption of AMVUTTRA in key launch markets and expect continued expansion across global markets.
We are continuing to augment the key components of a global commercial organization with a focus on successfully launching our commercially approved products around the world and preparing for the anticipated commercial launches of additional RNAi therapeutics, assuming successful development and regulatory approval. With respect to commercially approved products, throughout 2022, we continued to build our commercial capabilities, including establishing field teams in the U.S. and other global markets, and are continuing to expand these capabilities to additional countries globally. We are continuing to build a focused commercial team with broad experience in marketing, sales, patient access, patient services, distribution and product reimbursement, in particular for orphan diseases. We are also continuing to incorporate and enhance the appropriate quality systems, compliance policies, systems and procedures, as well as implementing internal systems and infrastructure in order to support global commercial sales, and the establishment of patient-focused programs.
Ultimately, we intend to leverage the commercial infrastructure that we have built for our commercially approved products to also support the potential launch of patisiran in ATTR amyloidosis patients with cardiomyopathy, assuming regulatory approval. For many territories/countries, we may also elect to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. Our objective is to continue to execute successful product launches leveraging our positive experience with the launches of our commercially approved products.
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
Human Capital Management
As of December 31, 2022, we employed 2,002 full-time employees, of whom approximately 1,570 were employed in the U.S. and approximately 432 were employed outside of the U.S. None of our employees in the U.S. are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. During 2022, we enhanced our capabilities by adding 337 new full-time employees. The new employees were hired to support a variety of functions and key initiatives, including extending our research, clinical and pre-clinical pipeline development, as well as our medical affairs, manufacturing and commercialization capabilities, with hires in commercial, compliance, legal, clinical development and operations, research, medical affairs, manufacturing, and general and administrative functions. We expect to continue to add additional employees in 2023, with a focus on further enhancing our capabilities and increasing our capacities in these areas, in particular our manufacturing, commercial and compliance teams, as well as expanding our geographic reach as we continue the global launches of our approved medicines and prepare for the potential launch of patisiran for patients with the cardiomyopathy of ATTR amyloidosis, assuming regulatory approval.
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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Business Related Risks – Risks Related to Our Financial Results
•The marketing and sale of our approved products or any future products may be unsuccessful or less successful than anticipated and we may be unable to expand the indications for ONPATTRO and AMVUTTRA.
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
Risks Related to Our Business
Risks Related to Our Financial Results
The marketing and sale of our approved products or any future products may be less successful than anticipated, and we may be unable to expand the indications for ONPATTRO and AMVUTTRA.
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval and launched ONPATTRO in several additional territories. In 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA and has since received approval in several additional territories, and in 2020, the FDA and EMA approved our third product, OXLUMO, which received additional regulatory approvals in 2021 and 2022. In June 2022, the FDA approved AMVUTTRA, which was granted marketing authorization in Europe and the UK in September 2022 and has since received regulatory approval in Japan and Brazil. We also have multiple product candidates in late-stage clinical development. While we have commercially launched four products, we cannot predict whether we will successfully market and sell our approved products, or successfully expand the indications of certain of our approved products. For example, in August and September 2022, we reported positive safety and efficacy results from the APOLLO-B Phase 3 clinical trial of patisiran, which was designed and powered to evaluate the effects of patisiran on functional capacity and quality of life in patients with ATTR amyloidosis with cardiomyopathy. While we believe that the APOLLO-B results after 12 months validate the therapeutic hypothesis of RNAi therapeutics targeting TTR as potential treatment for patients with ATTR amyloidosis with cardiomyopathy and submitted an sNDA to the FDA for review in December 2022, we cannot be certain that the results from the APOLLO-B clinical trial will support regulatory approval of patisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy.
To execute our business plan of building a profitable, top-tier biotech company over the next 5 years and achieving our Alnylam P5x25 strategy and the metrics associated with such strategy, in addition to successfully marketing, selling and expanding the indications of our approved products, we will need to successfully:
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
We have experienced significant operating losses since our inception. As of December 31, 2022, we had an accumulated deficit of $6.57 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2023 and beyond, we may never attain profitability or positive cash flow from operations. For the year ended December 31, 2022, we recognized $894.3 million in net product revenues from sales of ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO. While we believe 2019 was our peak operating loss year, we expect to continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self-sustainability by the end of 2025. While we believe our current cash, cash equivalents and marketable equity and debt securities, as well as the revenue we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies, including Novartis and Regeneron. We cannot be certain that we will be able to maintain our existing alliances, secure and maintain new alliances, meet the obligations, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances. Moreover, we cannot be certain that our partners, including Novartis, will continue to successfully execute their obligations under our alliance agreements and generate additional revenues for us.
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
We will require substantial funds to continue our research, development and commercialization activities and if the funds we require are greater than what we have estimated, we may need to critically limit or significantly scale back or cease certain of our activities.
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
The ongoing COVID-19 pandemic continues to evolve and the ultimate impact of this pandemic remains uncertain. COVID-19 has and may continue to impact our operations and those of our third-party partners. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our business and financial results remains uncertain and cannot be predicted with confidence, and depends on future developments that are highly uncertain, subject to change and are difficult to predict, including as a result of new information that may emerge concerning COVID-19, new strains of the virus, including any future variants that may emerge, and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets.
In response to the spread of COVID-19, we took, and have continued to take, both temporary and ongoing precautionary measures, intended to help minimize the risk of the virus to our employees and their families, including implementing flexible work arrangements for nearly all employees who were able to perform their duties remotely. Working arrangements for many of our employees differ from the arrangements before the COVID-19 pandemic, and we expect a number of employees will continue to work in a remote capacity or a hybrid of in-person and remote work. We may face several challenges or disruptions as result of these working arrangements, and our hybrid of in-person and remote work option may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. To the extent that we have less remote work opportunities and less flexibility than our competitors, our ability to attract and retain talent may be materially affected, which could adversely impact our employee recruitment and retention efforts. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, could adversely impact our business operations.

If the conditions of the pandemic worsen, we may experience disruptions that could impact our business and operations, including our ability to successfully commercialize our approved products, and we may not be able to meet expectations with respect to commercial sales. In addition, we may also experience decreased patient demand for our approved products if current or potential patients decide to delay treatment as a result of the COVID-19 or a future pandemic. Business interruptions from the current or future pandemics, including staffing shortages, raw material or other supply chain shortages, production slowdowns and disruptions in delivery systems, may also adversely impact the third parties we or our partners rely on in the U.S. and abroad to sufficiently manufacture our approved products and to produce product candidates in quantities we require, which may impair our commercialization efforts, our research and development activities and the potential commercialization of our product candidates.
Additionally, timely completion of pre-clinical activities and initiation of planned clinical trials are dependent upon the availability of, for example, pre-clinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as the ongoing COVID-19 pandemic. We are conducting and plan to continue to conduct pre-clinical activities and clinical trials for our drug product candidates in geographies which have been and continue to be affected by COVID-19, and believe that the COVID-19 pandemic could continue to have an impact on various aspects of our ongoing clinical trials and on the clinical trials and pre-clinical studies we expect to initiate during 2023. For example, certain trial sites in some of our ongoing clinical trials were restricted temporarily by the institutions where they are located from scheduling patient visits or permitting onsite monitoring due to the COVID-19 pandemic, and in some of our ongoing trials, delayed or missed doses of study drug have been reported. Any business interruptions caused by the COVID-19 pandemic could also delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, which could adversely impact the clinical trials of our product candidates.
Health regulatory agencies globally may also experience disruptions in their operations if the conditions of the COVID-19 pandemic worsen, which could impact review, inspection and approval timelines. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the agency does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. For example, in December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the Prescription Drug User Free Act, or the PDUFA, action date due to unresolved facility inspection-related conditions. The FDA ultimately approved Novartis' NDA in December 2021. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
Russia’s invasion of Ukraine, and the global response, including the imposition of sanctions by the U.S., EU and other countries, may have an adverse impact on our business, including our clinical trials, the financial markets and the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, have also contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.
Additionally, the ongoing conflict in Ukraine may disrupt the ability of our contract research organizations, or CROs, to conduct clinical trials at certain sites in Ukraine. Moreover, enrollment and retention of clinical trial participants may be adversely affected. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete our clinical trials on schedule. However, interruptions of our clinical trials could significantly delay our clinical development plans and potential authorization or approval of our product candidates, which could increase our costs and jeopardize our ability to successfully commercialize our product candidates.
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
As of December 31, 2022, we had $2.19 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

Volatility in foreign currency exchange rates could have a material adverse effect on our operating results.
Our revenue from outside of the U.S. will increase as our products, whether commercialized by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, Euro and British pound. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. For example, during 2022, we experienced an unfavorable impact from foreign exchange rates on our international revenues. Continued volatility in foreign exchange rates is likely to impact our operating results and financial condition.
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
We have limited manufacturing experience. In order to continue to commercialize our approved products, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under GMP standards. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, during 2020, we completed construction and qualification of our cGMP manufacturing facility in Norton, Massachusetts where we manufacture drug substance for clinical and, eventually, will manufacture for commercial use. In December 2020, we began cGMP operations, and we believe this facility will enable us to initiate manufacturing for multiple new early-stage programs over the next few years, as well as provide us the manufacturing capabilities to support our late-stage and commercial programs in the future.
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
We are highly dependent upon our senior management and our scientific, clinical, sales and medical staff. The loss of the service of any of the members of our senior management could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price. Our employment arrangements with our key personnel are terminable without notice. We do not carry key person life insurance on any of our employees.
We have grown our workforce significantly over the past several years and we face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to attract and reward qualified individuals than we do. In addition, if we are not successful commercializing our approved products, we may be unable to attract and retain highly qualified sales and marketing professionals to support our approved products and our future products, if approved. Accordingly, we may be unable to attract and retain suitably qualified individuals in order to support our growing research, development and global commercialization efforts and initiatives, and our failure to do so could have an adverse effect on our ability to implement our future business plans.
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
We have grown our workforce significantly over the last several years and anticipate additional employee growth globally in the future as we focus on the commercialization of our approved products, and achieving our Alnylam P5x25 strategy. This growth has placed a strain on our administrative and operational infrastructure and, as a result, we will need to continue to develop additional and/or new infrastructure and capabilities to support our growth and obtain additional space to conduct our global operations in the U.S., the EU, Japan, Latin America and other geographies. If we are unable to develop such additional infrastructure or obtain sufficient space to accommodate our growth in a timely manner and on commercially reasonable terms, our business could be negatively impacted. As we continue the commercialization of our approved products, and as the product candidates we develop enter and advance through clinical trials, we will need to continue to expand our global development, regulatory, manufacturing, quality, compliance, and marketing and sales capabilities, or contract with other organizations to provide these capabilities for us. In addition, as our operations continue to expand, we will need to successfully manage additional relationships with various collaborators, suppliers, distributors and other organizations. Our ability to manage our operations and future growth will require us to continue to enhance our operational, financial and management controls and systems, reporting systems and infrastructure, ethics and compliance functions, and policies and procedures. We may not be able to implement enhancements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
Our and our partnered product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our partners are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin selling them, or, in the case of patisiran and vutrisiran, will not obtain regulatory approval to be sold for broader indications than are currently approved. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate, including patisiran, while positive, is not sufficient to support the approval of an application for regulatory approval. In February 2023, the FDA accepted our sNDA for ONPATTRO for filing and set an action date of October 8, 2023, under the PDUFA. The FDA also indicated in the sNDA filing communication letter that it is planning to hold an advisory committee meeting to discuss the application and that it had not identified any potential review issues at such time. Even though the sNDA has been accepted for filing, we may receive a complete response letter rather than approval, including for reasons that may be identified during a meeting of the advisory committee.
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
Following any initial regulatory approval of drugs we or our partners may develop, including our four approved drugs, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of our approved drugs or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, as well as any regulatory approvals we receive for any other product candidates may also be subject to limitations on the approved uses for which the product may be marketed, including any expanded label for ONPATTRO or AMVUTTRA. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
Physicians have the discretion to prescribe approved drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies that approve drug products do not regulate a physician’s practice of medicine or choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials, including by their agents. Manufacturers and their agents may not promote drugs for off-label uses or provide off-label information in the promotion of drug products that is not consistent with the approved labeling for those products. For example, we may not promote ONPATTRO or AMVUTTRA in the U.S. for use in any indications other than the treatment of the polyneuropathy of hATTR amyloidosis in adults. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. In April 2021, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of Massachusetts, requiring production of documents pertaining to our marketing and promotion of ONPATTRO (patisiran) in the U.S. We are cooperating with the U.S. Attorney’s Office and producing documents in response to the subpoena. Current and former officers and employees also have received subpoenas in connection with the preservation and production of related materials. Given the ongoing nature of the investigation, it is possible that the U.S. Attorney’s Office for the District of Massachusetts or other government entities may request other information from, or issue other subpoenas, findings or similar documents to, us, our related entities and their respective directors, officers and employees. If we are found to have improperly marketed or promoted ONPATTRO in connection with such subpoenas, we may be subject to a broad range of civil, administrative and criminal penalties, including injunctive relief related to ONPATTRO promotional activities, substantial fines or penalties, and other legal or equitable sanctions. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion could harm our business, prospects, operating results, and financial condition. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.
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
Having received our first product approval in August 2018, we have established our capabilities for marketing, sales, market access and distribution over the last several years. We currently expect to rely on third parties to launch and market certain of our product candidates in certain geographies, if approved. However, we are commercializing ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, and intend to commercialize several of our late-stage product candidates, if approved, on our own globally in major markets. Accordingly, we have developed internal marketing, sales, market access and distribution capabilities as part of our core product strategy initially in the U.S., Europe and Japan, with expansion ongoing globally, which has, and will continue to, require significant financial and management resources. For those products for which we will perform marketing, sales, market access and distribution functions ourselves, including ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, and for future products we successfully develop where we may retain certain product development and commercialization rights, we could face a number of additional risks, including:
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
Our estimates regarding the potential market size for ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO or any future products at the time we commence commercialization, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the initial indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease. In addition, the U.S. label does not include cardiac data included in our APOLLO-B Phase 3 study results. This had an adverse impact on the market opportunity for ONPATTRO in the U.S. While data from the APOLLO-B study of patisiran in ATTR amyloidosis patients with cardiomyopathy was positive, the FDA may determine that the data is not supportive of a label expansion of ONPATTRO for the treatment of cardiomyopathy, which would further impact ONPATTRO's market opportunity. In addition, our efforts to raise disease awareness and improve diagnosis of our relevant disease states have been and may in the future be impacted by the COVID-19 pandemic. For example, in 2020 and 2021, we saw a reduction in peer to peer educational opportunities, reduced physician attendance at congresses and symposia and overall opportunities for physician engagement. As is the case with most orphan diseases, if we cannot successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.
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
Our ability to commercialize our approved products or any future products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. One or more of our approved products and other products for which we are able to obtain marketing approval may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell such product(s) or any future products on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into over 40 value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payers on these agreements is also intended to provide more certainty to them for their investment and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 6.4% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
Some of the drugs we market need to be administered under the supervision of a physician or other healthcare professional on an outpatient basis, including ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if:
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
A number of other legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed or enacted in recent months and years, and such efforts have expanded substantially in recent years. These developments could, directly or indirectly, affect our ability to sell ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO or future products, if approved, at a favorable price.
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
The IRA, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. Under the IRA, a second FDA approval for vutrisiran for Stargardt Disease would cause us to lose the single-orphan exemption for AMVUTTRA from Medicare price negotiation. As a result, in October 2022, we announced we would not pursue a Phase 3 clinical trial to study vutrisiran in Stargardt Disease. The effect of the IRA on our business and the healthcare industry in general is developing and may have an additional adverse impact on our industry.

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

•Federal “sunshine” requirements imposed by the ACA on drug, device, biological and medical supply manufacturers when payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS under the Open Payments Program, information regarding any payment or other “transfer of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission.
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
•European privacy laws including Regulation 2016/679, known as the General Data Protection Regulation, or the EU GDPR, and the EU GDPR as transposed into the laws of the UK, the UK GDPR, collectively referred to as the GDPR, and the e-Privacy Directive (2002/58/EC), and the national laws implementing each of them, as well as the Public and Electronic Communications Regulations 2003 in the UK and the privacy laws of Japan and other territories. Failure to comply with our obligations under the privacy regime could expose us to significant fines and/or adverse publicity, which could have material adverse effects on our reputation and business.
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
•Additionally, a new California ballot initiative, the California Privacy Rights Act of 2020, or CPRA, was passed in November 2020. Effective as of January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Furthermore, similar laws were enacted in four other states and proposed in numerous others. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
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
If our operations are found to be in violation of any of the aforementioned requirements, we may be subject to penalties, including civil or criminal penalties (including individual imprisonment), criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, or the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, any of which could adversely affect our financial results. We remain focused on enhancing our global compliance infrastructure following the commercial launch of our four products over the last four years in the U.S., EU and multiple other geographies, and as we prepare for the launch of our products in additional countries, assuming regulatory approvals. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. For additional information, see the Risk Factor captioned “We may incur significant liability if enforcement authorities allege or determine that we are engaging in commercial activities or promoting our commercially approved products in a way that violates applicable regulations.” Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.
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
The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “special category data,” which includes health, biometric and genetic information of data subjects located in the EEA and UK. Further, GDPR provides a broad right for EEA Member States to create supplemental national laws, such as laws relating to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK, which may deviate slightly from the GDPR, may result in fines of up to 4% of total global annual revenue, or €20.0 million (₤17.5 million under the UK GDPR), whichever is greater, and in addition to such fines, we may be the subject of litigation and/or adverse publicity, which could have a material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place a number of measures to ensure compliance with the data protection regime. The GDPR requires us to inform data subjects of how we process their personal data and how they can exercise their rights, ensure we have a valid legal basis to process personal data (if this is consent, the requirements for obtaining consent carries a higher threshold), appoint a data protection officer where sensitive personal data (i.e., health data) is processed on a large scale, introduces mandatory data breach notification requirements throughout the EEA and UK, requires us to maintain records of our processing activities and to document data protection impact assessments where there is high risk processing, imposes additional obligations on us when we are contracting with service providers, requires appropriate technical and organisational measures to be put in place to safeguard personal data and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit.
Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. In the past, companies in the U.S. were able to rely upon the EU-U.S., UK-U.S. and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers from the EU and the UK to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the New SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and also raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland. While SCCs provide an alternative to our Privacy Shield certification for EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general. Any inability to transfer personal data from the EU to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. The UK is not subject to the EC’s new SCCs but has published its own transfer mechanism, the International Data Transfer Agreement or International Data Transfer Addendum, which enables transfers from the UK. On March 25, 2022, the EC and the U.S. announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which will replace the invalidated Privacy Shield and on December 13, 2022, the EC published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework.
EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. In addition, the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, but these have been put on hold.
We are subject to the supervision of local data protection authorities in those jurisdictions where we are monitoring the behavior of individuals in the EEA or UK (i.e., undertaking clinical trials). We depend on a number of third parties in relation to the provision of our services, a number of which process personal data of EU and/or UK individuals on our behalf. With each such provider we enter or intend to enter into contractual arrangements under which they are contractually obligated to only process personal data according to our instructions, and conduct or intend to conduct diligence to ensure that they have sufficient technical and organizational security measures in place.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with governmental regulations, comply with healthcare fraud and abuse and anti-kickback laws and regulations in the U.S. and abroad, or failure to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including improper trading based upon, information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to our reputation. We maintain a global compliance program and remain focused on its evolution and enhancement. Our program includes efforts such as risk assessment and monitoring, fostering a speak up culture encouraging employees and third parties to raise good faith questions or concerns, and defined processes and systems for reviewing and remediating allegations and identified potential concerns. It is not always possible, however, to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
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
We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Ionis, Arbutus, and Dicerna. We also intend to enter into additional licenses to third-party intellectual property in the future.
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
As the field of RNAi therapeutics is maturing, patent applications are being fully processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference, re-examination and opposition proceedings, as well as inter partes and post-grant review proceedings introduced by provisions of the AIA, which became available to third party challengers on September 16, 2012, in various patent offices relating to patent rights in the RNAi field. In addition, third parties may challenge the validity of our patents. For example, a third party has filed an opposition in the European Patent Office, or EPO, against our owned patent EP 2723758, with claims directed to compositions and methods of ANGPTL3, arguing that the granted claims are invalid. An oral hearing was held at the EPO in February 2021, where the patent was revoked. A notice of appeal of the EPO's decision was filed in June 2021. In addition, in February 2023, a third party filed an opposition with the EPO against our owned patent EP 3366775, titled “Modified RNA Agents” seeking to revoke the patent. An oral hearing is anticipated at a time to be determined by the EPO. We expect that additional oppositions will be filed in the EPO and elsewhere, and other challenges will be raised relating to other patents and patent applications in our portfolio. In many cases, the possibility of appeal exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi.
There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need for our siRNA products marketed by us or our licensees, our late-stage therapeutic candidates being developed by us or our licensees, including zilebesiran and fitusiran, as well as our other pipeline products. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for siRNA drugs we wish to develop. In addition, there may be issued and pending patent applications that may be asserted against us in a court proceeding or otherwise based upon the asserting party’s belief that we may need such patents for our siRNA therapeutic candidates or marketed products, or to further develop and commercialize future products, or to continue to develop candidates in our pipeline that are being developed by us or our licensees. Thus, it is possible that one or more organizations will hold patent rights to which we may need a license, or hold patent rights which could be asserted against us. If those organizations refuse to grant us a license to such patent rights on reasonable terms and/or a court rules that we need such patent rights that have been asserted against us and we are not able to obtain a license on reasonable terms, we may be unable to market products, including ONPATTRO, AMVUTTRA, GIVLAARI or OXLUMO, or perform research and development or other activities covered by such patents. For example, during 2017 and 2018, Silence filed claims in several jurisdictions, including the High Court of England and Wales, and named us and our wholly owned subsidiary Alnylam UK Ltd. as co-defendants. Silence alleged various claims, including that ONPATTRO infringed one or more Silence patents. There were also a number of related actions brought by us or Silence in connection with this intellectual property dispute. In December 2018, we entered into a Settlement and License Agreement with Silence, resolving all ongoing claims, administrative proceedings, and regulatory proceedings worldwide between us regarding, among other issues, patent infringement, patent invalidity and breach of contract.
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
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. We and Dicerna settled the ongoing litigation between us in April 2018. In March 2022, we announced that we separately filed suit in United States District Court for the District of Delaware against Pfizer and Moderna, Inc., seeking damages for infringement of U.S. Patent No. 11,246,933 in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. Pfizer joined BioNTech SE, or BioNTech, to the suit and filed counterclaims. In July 2022, we filed a new lawsuit in United States District Court for the District of Delaware against each of Pfizer/BioNTech and Moderna seeking damages for infringing our newly granted U.S. Patent No. 11,382,979. The Court combined the two patents in a single suit for each of Pfizer/BioNTech and Moderna with trial dates set for each in November

2024. The aforementioned patents relate to our biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. For example, if approved by the FDA, patisiran, our RNAi therapeutic in development for ATTR amyloidosis patients with cardiomyopathy, would compete with tafamidis, marketed by Pfizer, which is currently approved to treat this disease. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop and commercialize. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorization for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, and inotersen, developed and marketed by Ionis, as well as product candidates in various stages of clinical development, including eplontersen, an additional investigational drug developed by Ionis in partnership with AstraZeneca, which met co-primary and secondary endpoints in an interim analysis of a Phase 3 study for the polyneuropathy of hATTR amyloidosis, and is currently under regulatory review by the FDA. Finally, we are aware that BridgeBio Pharma, Inc. (formerly Eidos Therapeutics, Inc.), or BridgeBio, announced topline results from Part A of its Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR-CM in December 2021, which did not meet the primary endpoint of the study at month 12. BridgeBio initiated enrollment in Part B of its Phase 3 clinical trial of acoramidis in ATTR-PN patients in the fourth quarter of 2020, and anticipates topline results in mid-2023. While we believe that ONPATTRO has and will continue to have a competitive product profile for the treatment of patients with hATTR amyloidosis with polyneuropathy, and that AMVUTTRA has a competitive product profile in this indication, it is possible that ONPATTRO and/or AMVUTTRA may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive or negative data and/or the commercial success or failure of competitive products could negatively impact our stock price. For example, our stock price was negatively impacted by the results of Part A of BridgeBio's Phase 3 clinical trial.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with OXLUMO, our RNAi therapeutic approved in the U.S. and EU for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in development by OxThera AB, reloxaliase an investigational enzyme therapy in Phase 3 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc., and nedosiran, an investigational RNAi therapeutic in development by Dicerna for the treatment of primary hyperoxaluria. In July 2019, the FDA granted a Breakthrough Therapy Designation to nedosiran for the treatment of patients with primary hyperoxaluria, and in August 2021, Dicerna reported positive topline results from its PHYOX2 pivotal clinical trial of nedosiran for the treatment of primary hyperoxaluria. Based on the results of the trial, Novo Nordisk submitted an NDA to the FDA in September 2022 for the treatment of PH1 in patients aged six years and older. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to lumasiran, and Dicerna’s nedosiran product candidate. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
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
In addition, as a result of agreements that we have entered into, Takeda has obtained a non-exclusive license, and Arrowhead, as the assignee of Novartis, has obtained specific exclusive licenses for 30 gene targets, that include access to certain aspects of our technology. We also compete with companies working to develop antisense-based drugs. Like RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea (acquired by Ionis in October 2020), has received marketing approval for an antisense drug, inotersen that was developed by Ionis, for the treatment of stage 1 or stage 2 polyneuropathy in adult patients with hATTR amyloidosis. Several antisense drugs developed by Ionis have been approved and are currently marketed, and Ionis has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
For example, on September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint alleging violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. While we believe the allegations in the New York State Securities Litigation were without merit, in August 2021, the parties reached an agreement in principle to resolve the matter. At a hearing on April 12, 2022, the Supreme Court of the State of New York granted final approval to the settlement. Proceedings in the First Department were adjourned until April 2022, pending final approval of any settlement, and were withdrawn as a result of final approval on April 18, 2022. Future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial. In addition, we have obligations to indemnify third parties in connection with certain litigation, and such obligations are not covered by insurance.
Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.
A small number of our stockholders beneficially own a substantial amount of our common stock. As of January 31, 2023, our six largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our operations are based primarily in Cambridge, Massachusetts; Zug, Switzerland; Maidenhead, United Kingdom; Amsterdam, Netherlands; and Tokyo, Japan. A description of certain of the facilities we lease or own as of January 31, 2023 is included in the table below.

Location	Primary Use	Approximate Square Footage	Lease Expiration Date	Renewal Option
675 West Kendall Street Henri A. Termeer Square Cambridge, Massachusetts	Corporate headquarters and primary research facility	295,000	January 2034	Two five-year terms
300 Third Street Cambridge, Massachusetts	Office space and additional research facility	129,000	January 2034	Two five-year terms
101 Main Street Cambridge, Massachusetts	Office space*	61,000	March 2024 and June 2026	One five-year term on each lease
20 Commerce Way Norton, Massachusetts	cGMP manufacturing	200,000	Not applicable	Not applicable
665 Concord Avenue Cambridge, Massachusetts	cGMP manufacturing**	15,000	September 2027	One five-year term
Grafenauweg 4 6300 Zug, Switzerland	International headquarters	14,500	March 2028	One five-year term
Braywick Gate Braywick Road, Maidenhead Berkshire, United Kingdom	Office space	21,500	May 2026	None
Wisdom Cross Tower Antonio Vivaldistraat 150 Amsterdam, Netherlands	Office space	12,500	April 2025	One five-year term
Pacific Century Place 1-Chome-11-1 Marunouchi Chiyoda-ku Tokyo, Japan	Office space	16,900	May 2025	None
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
ITEM 3. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read the section titled "Litigation" within Note 14, Commitments and Contingencies, to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which is incorporated into this item by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “ALNY.”
Holders of Record
At January 31, 2023, there were 24 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of shares of Alnylam common stock during the three-month period ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximated Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	—
November 1, 2022 - November 30, 2022	—	—	—	—
December 1, 2022 - December 31, 2022	3,182	231.84	—	—
Total	3,182	$231.84	—	—
(1) Share repurchases reported in this column consist of shares of Alnylam's common stock tendered by employees in December 2022 to cover the exercise price of certain stock options exercised by those employees.

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
The comparative stock performance graph below compares the five-year cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on the last trading day of 2017, to the close of the last trading day of 2022, in each of our common stock and the selected indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
12/29/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/30/2022
Alnylam Pharmaceuticals, Inc.
Nasdaq Biotechnology Total Return
Nasdaq Composite Total Return

Comparison of Five-Year Cumulative Total Return
Among Alnylam Pharmaceuticals, Inc.,
Nasdaq Composite Total Return and Nasdaq Biotechnology Total Return

	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022
Alnylam Pharmaceuticals, Inc.	$100.00	$57.39	$90.65	$102.30	$133.48	$187.05
Nasdaq Composite Total Return	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Nasdaq Biotechnology Total Return	$100.00	$91.14	$114.02	$144.15	$144.18	$129.59

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
As described in Part I, Item 1. "Business," of this Annual Report on Form 10-K, we currently have five products that have received marketing approval, including one partnered product, and multiple late-stage investigational programs advancing towards potential commercialization. In Part I, Item 1. "Business" you can also find a summary of key events in 2022 and 2023 to-date related to our marketed products and our clinical development programs.
We have incurred significant losses since we commenced operations in 2002 and as of December 31, 2022, we had an accumulated deficit of $6.57 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses, however we expect 2019 represents our peak operating loss year as we transition towards a self-sustainable financial profile. We anticipate that our operating results will continue to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of December 31, 2022, we generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the U.S., Europe and Japan. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Vir and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances. Such alliances include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our partner Novartis, as well as proceeds from the sale of equity or debt.
Results of Operations
The following data summarizes the results of our operations:

	Year Ended December 31,			2022 vs 2021		2021 vs 2020
(In thousands, except percentages)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Total revenues	$1,037,418	$844,287	$492,853	$193,131	23%	$351,434	71%
Operating costs and expenses	$1,822,490	$1,552,939	$1,321,291	$269,551	17%	$231,648	18%
Loss from operations	$(785,072)	$(708,652)	$(828,438)	$(76,420)	11%	$119,786	(14)%
Net loss	$(1,131,156)	$(852,824)	$(858,281)	$(278,332)	33%	$5,457	(1)%

For discussion of our 2021 results and a comparison with 2020 results please refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 10, 2022.
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Years Ended December 31,			2022 vs 2021		2021 vs 2020
(In thousands, except percentages)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Net product revenues	$894,329	$662,138	$361,520	$232,191	35%	$300,618	83%
Net revenues from collaborations	134,912	180,953	131,333	(46,041)	(25)%	49,620	38%
Royalty revenue	8,177	1,196	—	6,981	584%	1,196	N/A
Total	$1,037,418	$844,287	$492,853	$193,131	23%	$351,434	71%

Net Product Revenues
Net product revenues consist of the following, by product and region:

	Year Ended December 31,			2022 vs 2021		2021 vs 2020
(In thousands, except percentages)	2022	2021	2020	$ Change	% Change	$ Change	% Change
ONPATTRO
United States	$246,748	$213,210	$151,574	$33,538	16%	$61,636	41%
Europe	224,063	190,435	107,755	33,628	18%	82,680	77%
Rest of World	86,797	71,092	46,752	15,705	22%	24,340	52%
Total	557,608	474,737	306,081	82,871	17%	168,656	55%

AMVUTTRA
United States	82,521	—	—	82,521	N/A	—	N/A
Europe	4,214	—	—	4,214	N/A	—	N/A
Rest of World	7,060	—	—	7,060	N/A	—	N/A
Total	93,795	—	—	93,795	N/A	—	N/A

GIVLAARI
United States	115,659	92,747	42,797	22,912	25%	49,950	117%
Europe	48,670	30,895	12,000	17,775	58%	18,895	157%
Rest of World	8,815	4,173	309	4,642	111%	3,864	1,250%
Total	173,144	127,815	55,106	45,329	35%	72,709	132%

OXLUMO
United States	27,698	18,876	—	8,822	47%	18,876	N/A
Europe	37,915	38,949	333	(1,034)	(3)%	38,616	11,596%
Rest of World	4,169	1,761	—	2,408	137%	1,761	N/A
Total	69,782	59,586	333	10,196	17%	59,253	17,794%

Total net product revenues	$894,329	$662,138	$361,520	$232,191	35%	$300,618	83%
Net product revenues increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily as a result of increased patients across our commercial portfolio of products, including the initial launch of AMVUTTRA.
We expect net product revenues to increase during 2023, as compared to 2022, as we continue to add new patients onto our commercial products, as well as launch these products into additional markets, assuming regulatory approvals.
Please read Note 3 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for balances and activity in each product revenue allowance and reserve category for the years ended December 31, 2022 and 2021.
Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations consist of the following:

	Years Ended December 31,			2022 vs 2021		2021 vs 2020
(In thousands, except percentages)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Regeneron Pharmaceuticals	$87,844	$113,226	$74,072	$(25,382)	(22)%	$39,154	53%
Novartis AG	43,159	49,120	22,208	(5,961)	(12)%	26,912	121%
Vir Biotechnology	1,755	16,897	31,396	(15,142)	(90)%	(14,499)	(46)%
Other	2,154	1,710	3,657	444	26%	(1,947)	(53)%
Total	$134,912	$180,953	$131,333	$(46,041)	(25)%	$49,620	38%
Net revenues from collaborations decreased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to a decrease in revenue recognized in connection with our collaboration agreements with Regeneron and Vir, attributed to reduced research and manufacturing activities and timing of reimbursable activities.

Royalty revenue increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increased global net sales of Leqvio by our partner, Novartis. In December 2020, Leqvio received marketing authorization from the EC for the treatment of adults with hypercholesterolemia or mixed dyslipidemia, and in December 2021, Leqvio was approved by the FDA for the treatment of adults with HeFH or ASCVD.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors including the level of work reimbursed by partners, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. We expect variability in net revenues from collaboration and royalty revenue in 2023, as compared to 2022, due to the timing of manufacturing activities, achievement of milestones under our collaboration agreements and royalties associated with sales of Leqvio.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Year Ended December 31,			2022 vs 2021		2021 vs 2020
(In thousands, except percentages)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Cost of goods sold	$140,174	$115,005	$74,185	$25,169	22%	$40,820	55%
Cost of goods sold as a percentage of net product revenues	15.7%	17.4%	20.5%

Cost of collaborations and royalties	28,643	25,139	3,867	3,504	14%	21,272	550%
Research and development	883,015	792,156	654,819	90,859	11%	137,337	21%
Selling, general and administrative	770,658	620,639	588,420	150,019	24%	32,219	5%
Total	$1,822,490	$1,552,939	$1,321,291	$269,551	17%	$231,648	18%
Cost of Goods Sold
Cost of goods sold as a percentage of net product revenues decreased to 15.7% for the year ended December 31, 2022, as compared to 17.4% for the year ended December 31, 2021, primarily due to an increase in sales of products with a lower cost to manufacture.
We anticipate variability in our cost of goods sold as a percentage of net product revenues due to the timing of manufacturing runs and utilization and the depletion of zero-cost inventories, as well as future product launches. We expect cost of goods sold will increase during 2023, as compared to 2022, primarily as a result of an expected increase in net product sales as well as increased royalties.
Cost of collaborations and royalties
Cost of collaborations and royalties increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to timing and demand of GalNAc material supply to our collaboration partners to support certain product manufacturing and ongoing clinical trials.
We anticipate variability in the cost of collaborations and royalties during 2023, as compared to 2022, due to the timing and demand of GalNAc material to be supplied to our collaboration partners.
Research and Development
Research and development expenses consist of the following:

	Year Ended December 31,			2022 vs 2021		2021 vs 2020
(In thousands, except percentages)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Clinical research and outside services	$438,418	$418,985	$307,378	$19,433	5%	$111,607	36%
Compensation and related	225,589	196,134	190,705	29,455	15%	5,429	3%
Occupancy and all other costs	126,847	108,622	96,272	18,225	17%	12,350	13%
Stock-based compensation	92,161	68,415	60,464	23,746	35%	7,951	13%
Total	$883,015	$792,156	$654,819	$90,859	11%	$137,337	21%
Research and development expenses increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the following:

•Increased compensation and related expenses as a result of increased headcount to support our R&D pipeline and development expenses;
•Increased stock-based compensation expense primarily due to the accounting for certain performance-based awards; and
•Increased clinical research and outside services expenses primarily due to increase in clinical batches manufactured and development expenses associated with the KARDIA-1 and KARDIA-2 zilebesiran phase 2 studies.
During the years ended December 31, 2022 and 2021, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical expenses, including the manufacture of clinical product.
The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Regeneron Pharmaceuticals	$43,002	$73,411	$57,833
Other	1,172	15,575	35,300
Total	$44,174	$88,986	$93,133
Selling, General and Administrative
Selling, general and administrative expenses consist of the following:

	Year Ended December 31,			2022 vs 2021		2021 vs 2020
(In thousands, except percentages)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Compensation and related	$273,262	$224,237	$200,071	$49,025	22%	$24,166	12%
Consulting and professional services	226,941	201,841	176,097	25,100	12%	25,744	15%
Stock-based compensation	138,488	97,302	79,409	41,186	42%	17,893	23%
Occupancy and all other costs	131,967	97,259	132,843	34,708	36%	(35,584)	(27)%
Total	$770,658	$620,639	$588,420	$150,019	24%	$32,219	5%
Selling, general and administrative expenses increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the following:
•Increased compensation and related expenses as a result of increased headcount and other strategic investments in support of the global launch of AMVUTTRA and other expenses to support our strategic growth;
•Increased stock-based compensation expense primarily due to the accounting for certain performance-based awards; and
•Increased consulting and professional services expenses to support our commercial portfolio.
We expect that research and development expenses combined with selling, general and administrative expenses will increase during 2023, as compared to 2022, as we continue to advance and develop our platform and pipeline, advance our product candidates, including partnered programs, into later-stage development, prepare regulatory submissions and continue to build-out our global commercial and compliance infrastructure and field team to support ONPATTRO, GIVLAARI, OXLUMO, and the launch of AMVUTTRA in the U.S. and EU, as well as launch these products into additional markets, assuming regulatory approvals. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

Other (Expense) Income
Other (expense) income consists of the following:

	Year Ended December 31,			2022 vs 2021		2021 vs 2020
(In thousands, except percentages)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Interest expense	$(155,968)	$(143,021)	$(84,496)	$(12,947)	9%	$(58,525)	69%
Other (expense) income, net
Interest income	24,808	1,579	11,809	23,229	1,471%	(10,230)	(87)%
Realized and unrealized (losses) gains on marketable equity securities	(33,312)	55,695	54,042	(89,007)	(160)%	1,653	3%
Change in fair value of development derivative liability	(94,659)	(38,433)	(17,185)	(56,226)	146%	(21,248)	124%
Other	(6,204)	(19,312)	8,668	13,108	(68)%	(27,980)	(323)%
Loss on the extinguishment of debt	(76,586)	—	—	(76,586)	N/A	—	N/A
Total	$(341,921)	$(143,492)	$(27,162)	$(198,429)	138%	$(116,330)	428%
Total other expense increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to a $76.6 million loss on the extinguishment of the Blackstone credit agreement, increased realized and unrealized losses on our marketable equity securities holdings, and increased loss as a result of a mark-to-market adjustment related to the development derivative liability.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net loss	$(1,131,156)	$(852,824)	$(858,281)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:	625,435	373,954	256,021
Changes in operating assets and liabilities:	(35,553)	(162,823)	(12,701)
Net cash used in operating activities	(541,274)	(641,693)	(614,961)
Net cash provided by (used in) investing activities	169,354	(273,300)	(435,518)
Net cash provided by financing activities	425,753	1,247,118	994,979
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,430)	(9,018)	4,918
Net increase (decrease) in cash, cash equivalents and restricted cash	46,403	323,107	(50,582)
Cash, cash equivalents and restricted cash, beginning of period	822,153	499,046	549,628
Cash, cash equivalents and restricted cash, end of period	$868,556	$822,153	$499,046
Operating Activities
Net cash used in operating activities decreased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to decreased cash disbursements related to working capital payments and stronger cash receipts from increased product sales.
Investing Activities
Net cash provided by investing activities increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to net activities related to our marketable debt securities.
Financing Activities
Net cash provided by financing activities decreased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to greater cash received in 2021, including $500.0 million received from our sale of one-half of our royalty interest under the Novartis agreement in September 2021 and $500.0 million received in connection with the second and final drawdowns on our credit agreement in June 2021 and December 2021, respectively, offset by $136.2 million received from the issuance of convertible debt, net of repayment of credit facility and purchase of capped call transactions in September 2022.
Additional Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of December 31, 2022, have received regulatory approval and commercially launched four products. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products or successfully expand the indications for our approved products, including ONPATTRO and AMVUTTRA in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2022, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing of this Annual Report on Form 10-K. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:
•Amounts related to future lease payments for operating lease obligations at December 31, 2022 totaled $460.1 million, with $43.0 million expected to be paid within the next 12 months.
•Our cash operating expenditures were $541.3 million in 2022 and $641.7 million in 2021, and we expect to increase our investment in operations in 2023.
•Cash outflows for capital expenditures were $72.1 million in 2022 and $76.4 million in 2021. We expect capital expenditures to increase in 2022 to support the increase in our manufacturing and production capacity needs.
•Amounts related to future long-term debt total $1.02 billion, of which we do not expect to make payments on principal within the next 12 months.
•Payments associated with the liability related to the sale of future royalties were approximately $3.4 million in 2022, with $40.3 million to be paid within the next 12 months.
Since we commenced operations in 2002, we have generated significant losses and as of December 31, 2022, we had an accumulated deficit of $6.57 billion. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $2.19 billion, compared to $2.44 billion as of December 31, 2021.
Due to numerous factors described in more detail under the caption Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K, we may require significant additional funds earlier than we currently expect in order to continue to commercialize ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
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
A 10% increase or decrease in these estimates impacts net sales by a corresponding increase or decrease of approximately $7.0 million.
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
A 10% increase or decrease in the transaction price impacts net revenues from collaborators by a corresponding increase or decrease of approximately $35.0 million. A 10% increase or decrease in the total forecasted costs to be incurred over the period the transfer of goods or services occurs impacts net revenues from collaborators by a corresponding decrease or increase of approximately $32.0 million.
Liability Related to the Sale of Future Royalties
We account for the liability related to the sale of future royalties as a debt financing, as we have significant continuing involvement in the generation of the cash flows. Interest on the liability related to the sale of future royalties will be recognized using the effective interest rate method over the life of the related royalty stream.
The liability related to the sale of future royalties and the related interest expense are based on our current estimates of future royalties and commercial milestones expected to be paid over the life of the arrangement, which we determine by using third-party forecasts of Leqvio's global net revenue. Third-party forecasts are updated periodically as new data is obtained with regards to Leqvio's global launch progress or as sales information becomes available. Increases, decreases or a shift in timing of estimated revenues affects the interest rate utilized in the calculation of the liability related to the sale of future royalties. An increase or decrease of 5% to the interest rate would result in an increase or decrease to our liability related to the sale of future royalties of approximately $15.8 million.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk - Investment Portfolio. We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents, marketable debt securities, debt funds and derivative instruments related to our investment portfolio that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. As of December 31, 2022 and 2021, a hypothetical increase in interest rates of 50 basis points across the entire yield curve on our holdings would have resulted in an immaterial decrease to the fair value of our holdings.
Foreign Currency Exchange Risk. As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro and Yen against the U.S. Dollar. Fluctuations in the global markets may have a positive or negative effect on our foreign exchange rate exposure. The current exposures arise primarily from net product revenue, operating costs and expenses and balance sheet amounts. Therefore, significant changes in foreign exchange rates of the countries outside the United States where our products are sold, where development expenses are incurred by us or our collaborators, or where we incur operating expenses can impact our operating results and financial condition. As sales outside the United States continue to grow, and as we expand our international operations, we will continue to assess potential steps, including foreign currency hedging and other strategies, to mitigate our foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Alnylam Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alnylam Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Liability Related to Sale of Future Royalties and Commercial Milestones
As described in Notes 2 and 5 to the consolidated financial statements, the liability related to the sale of future royalties and the related interest expense are based on management’s current estimates of future royalties and commercial milestones expected to be paid over the life of the arrangement. Interest on the liability related to the sale of future royalties will be recognized using the effective interest rate method, resulting in the recognition of interest expense. Management periodically assesses the expected payments and to the extent the amount or timing of the future estimated payments is materially different than the previous estimates, management accounts for any such change by adjusting the liability related to the sale of future royalties and prospectively recognizing the related non-cash interest expense. Management’s estimate of the amount of expected future payments to Blackstone over the life of the arrangement is based on the estimated global net sales of Leqvio. The Company recorded a liability related to the sale of future royalties of $1.29 billion as of December 31, 2022 and recognized interest expense on the liability related to the sale of future royalties of $107.6 million for the year ended December 31, 2022.
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
February 23, 2023
We have served as the Company’s auditor since 2003.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$866,394	$819,975
Marketable debt securities	1,297,890	1,548,617
Marketable equity securities	28,122	66,972
Accounts receivable, net	237,963	198,571
Inventory	128,962	86,363
Prepaid expenses and other current assets	132,916	88,078
Total current assets	2,692,247	2,808,576
Property, plant and equipment, net	523,494	501,958
Operating lease right-of-use assets	215,136	231,675
Restricted investments	49,390	40,891
Other assets	66,092	60,204
Total assets	$3,546,359	$3,643,304
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$98,094	$73,426
Accrued expenses	545,460	395,174
Operating lease liability	41,967	40,548
Deferred revenue	42,105	149,483
Liability related to the sale of future royalties	40,289	37,079
Total current liabilities	767,915	695,710
Operating lease liability, net of current portion	261,339	281,347
Deferred revenue, net of current portion	193,791	152,360
Convertible debt	1,016,942	—
Long-term debt, net	—	675,697
Liability related to the sale of future royalties, net of current portion	1,252,015	1,151,024
Other liabilities	212,580	98,963
Total liabilities	3,704,582	3,055,101
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 123,925 shares issued and outstanding as of December 31, 2022; 120,182 shares issued and outstanding as of December 31, 2021	1,240	1,202
Additional paid-in capital	6,454,540	6,058,453
Accumulated other comprehensive loss	(44,654)	(33,259)
Accumulated deficit	(6,569,349)	(5,438,193)
Total stockholders’ (deficit) equity	(158,223)	588,203
Total liabilities and stockholders’ (deficit) equity	$3,546,359	$3,643,304
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Statements of Operations
Revenues:
Net product revenues	$894,329	$662,138	$361,520
Net revenues from collaborations	134,912	180,953	131,333
Royalty revenue	8,177	1,196	—
Total revenues	1,037,418	844,287	492,853
Operating costs and expenses:
Cost of goods sold	140,174	115,005	74,185
Cost of collaborations and royalties	28,643	25,139	3,867
Research and development	883,015	792,156	654,819
Selling, general and administrative	770,658	620,639	588,420
Total operating costs and expenses	1,822,490	1,552,939	1,321,291
Loss from operations	(785,072)	(708,652)	(828,438)
Other (expense) income:
Interest expense	(155,968)	(143,021)	(84,496)
Other (expense) income, net	(109,367)	(471)	57,334
Loss on the extinguishment of debt	(76,586)	—	—
Total other expense, net	(341,921)	(143,492)	(27,162)
Loss before income taxes	(1,126,993)	(852,144)	(855,600)
Provision for income taxes	(4,163)	(680)	(2,681)
Net loss	$(1,131,156)	$(852,824)	$(858,281)
Net loss per common share — basic and diluted	$(9.30)	$(7.20)	$(7.46)
Weighted-average common shares used to compute basic and diluted net loss per common share	121,689	118,451	114,986

Statements of Comprehensive Loss
Net loss	$(1,131,156)	$(852,824)	$(858,281)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(7,840)	(1,978)	211
Foreign currency translation (loss) gain	(5,274)	11,398	(7,081)
Defined benefit pension plans, net of tax	1,719	943	(234)
Total other comprehensive (loss) income	(11,395)	10,363	(7,104)
Comprehensive loss	$(1,142,551)	$(842,461)	$(865,385)
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2019	112,188	$1,122	$5,201,176	$(36,518)	$(3,727,088)	$1,438,692
Exercise of common stock options, net of tax withholdings	2,926	28	189,343	—	—	189,371
Issuance of common stock under equity plans	350	4	11,079	—	—	11,083
Issuance of common stock to strategic partners, net of closing costs	963	10	99,488	—	—	99,498
Stock-based compensation expense	—	—	142,988	—	—	142,988
Other comprehensive loss	—	—	—	(7,104)	—	(7,104)
Net loss	—	—	—	—	(858,281)	(858,281)
Balance at December 31, 2020	116,427	1,164	5,644,074	(43,622)	(4,585,369)	1,016,247
Exercise of common stock options, net of tax withholdings	2,978	30	232,456	—	—	232,486
Issuance of common stock under equity plans	777	8	13,623	—	—	13,631
Stock-based compensation expense	—	—	168,300	—	—	168,300
Other comprehensive gain	—	—	—	10,363	—	10,363
Net loss	—	—	—	—	(852,824)	(852,824)
Balance at December 31, 2021	120,182	1,202	6,058,453	(33,259)	(5,438,193)	588,203
Exercise of common stock options, net of tax withholdings	3,103	32	263,580	—	—	263,612
Issuance of common stock under equity plans	640	6	13,719	—	—	13,725
Stock-based compensation expense	—	—	237,399	—	—	237,399
Purchase of capped calls related to convertible debt	—	—	(118,611)	—	—	(118,611)
Other comprehensive loss	—	—	—	(11,395)	—	(11,395)
Net loss	—	—	—	—	(1,131,156)	(1,131,156)
Balance at December 31, 2022	123,925	$1,240	$6,454,540	$(44,654)	$(6,569,349)	$(158,223)
The accompanying notes are an integral part of these consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(1,131,156)	$(852,824)	$(858,281)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,468	47,567	34,772
Amortization and interest accretion related to operating leases	41,082	42,127	39,663
Non-cash interest expense on liability related to the sale of future royalties	104,200	116,562	84,496
Stock-based compensation	230,649	165,717	139,873
Realized and unrealized loss (gain) on marketable equity securities	33,312	(55,695)	(54,042)
Loss on extinguishment of debt	76,586	—	—
Change in fair value of development derivative liability	94,659	38,433	17,185
Other	479	19,243	(5,926)
Changes in operating assets and liabilities:
Accounts receivable, net	(45,597)	(101,799)	(56,236)
Inventory	(34,136)	(26,415)	(35,426)
Prepaid expenses and other assets	(38,507)	(32,093)	13,017
Accounts payable, accrued expenses and other liabilities	191,769	88,240	143,732
Operating lease liability	(43,171)	(40,352)	(33,823)
Deferred revenue	(65,911)	(50,404)	(43,965)
Net cash used in operating activities	(541,274)	(641,693)	(614,961)
Cash flows from investing activities:
Purchases of property, plant and equipment	(72,059)	(76,372)	(70,361)
Purchases of marketable securities	(1,976,961)	(1,656,114)	(2,025,626)
Sales and maturities of marketable securities	2,231,568	1,463,550	1,691,669
Proceeds from maturity of restricted investments	89,951	41,975	—
Purchases of restricted investments	(98,451)	(42,141)	(25,900)
Other investing activities	(4,694)	(4,198)	(5,300)
Net cash provided by (used in) investing activities	169,354	(273,300)	(435,518)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	259,360	246,268	200,484
Proceeds from convertible debt, net	1,016,111	—	—
Repayment of term loan	(762,107)	—	—
Purchases of capped calls related to convertible debt	(118,611)	—	—
Proceeds from the sale of future royalties	—	500,000	500,000
Proceeds from development derivative	31,000	19,600	8,400
Proceeds from term loan facility	—	500,000	200,000
Proceeds from issuance of common stock to strategic partners, net of closing costs	—	—	99,498
Other financing activities	—	(18,750)	(13,403)
Net cash provided by financing activities	425,753	1,247,118	994,979
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,430)	(9,018)	4,918
Net increase (decrease) in cash, cash equivalents and restricted cash	46,403	323,107	(50,582)
Cash, cash equivalents and restricted cash, beginning of period	822,153	499,046	549,628
Cash, cash equivalents and restricted cash, end of period	$868,556	$822,153	$499,046
Supplemental disclosure of cash flows:
Cash paid for interest	$45,235	$24,657	$—
Supplemental disclosure of noncash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$5,213	$13,599	$14,518
Lease liabilities arising from obtaining right-of-use assets	$1,013	$7,932	$34,435
Receivable and liability related to the sale of future royalties	$—	$—	$500,000
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
In early 2021, we launched our Alnylam P5x25 strategy, which focuses on our planned transition to a top-tier biotech company by the end of 2025. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, delivering exceptional financial performance and driving profitability.
As of December 31, 2022, we have five products that have received marketing approval, including one partnered product, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the United States, or U.S., Europe and Japan.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2022, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Annual Report on Form 10-K.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially expose us to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. As of December 31, 2022 and 2021, substantially all of our cash, cash equivalents and marketable securities were invested in money market funds, certificates of deposit, commercial paper, corporate notes, U.S. government-sponsored enterprise securities and U.S. treasury securities through highly rated financial institutions. Corporate notes may also include foreign bonds denominated in U.S. dollars. Investments are restricted, in accordance with our investment policy, to a concentration limit per issuer.
During the years ended December 31, 2022, 2021 and 2020, our revenues were generated primarily from product sales to distributors and collaborations with strategic partners. For the years ended December 31, 2022, 2021 and 2020, our gross accounts receivable balance was comprised of payments primarily due from distributors for product sales and our strategic partners.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Year Ended December 31,
	2022	2021	2020
Distributor A	33%	27%	31%
Regeneron Pharmaceuticals	*	11%	12%
__________________________________________
*Represents less than 10%
The following table summarizes customers with amounts due that represent 10% or greater of our consolidated gross accounts receivable balance:

	As of December 31,
	2022	2021
Distributor A	32%	14%
Distributor B	10%	10%
Novartis AG	*	20%
Regeneron Pharmaceuticals	*	12%
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
Investments in Marketable Securities and Cash Equivalents
We invest our excess cash balances in marketable debt securities and classify our investments as either held-to-maturity or available-for-sale based on facts and circumstances present at the time we purchased the securities. At each balance sheet date presented, we classified all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We report available-for-sale debt securities at fair value at each balance sheet date and include any unrealized holding gains and losses (the adjustment to fair value) in accumulated other comprehensive (loss) income, a component of stockholders’ (deficit) equity. Realized gains and losses are determined using the specific identification method and are included in other income (expense). If any adjustment to fair value reflects a decline in the value of the marketable debt securities, we consider all available evidence to evaluate if an impairment loss exists, and if so, mark the investment to market through a charge to our consolidated statements of operations and comprehensive loss. We did not record any impairment charges related to our marketable debt securities during the years ended December 31, 2022, 2021 or 2020. Our marketable debt securities are classified as cash equivalents if the original maturity, from the date of purchase, is 90 days or less, and as marketable debt securities if the original maturity, from the date of purchase, is in excess of 90 days. Our cash equivalents are generally composed of commercial paper, corporate notes, U.S. government-sponsored enterprise securities, U.S. treasury securities and money market funds.
We measure marketable equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee), which have readily available prices, at fair value with changes in fair value recognized in other income (expense) on our consolidated statements of operations and comprehensive loss. We obtain fair value measurement data for our marketable debt securities from independent pricing services. We perform validation procedures to ensure the reasonableness of this data. This includes discussing with the independent pricing services to understand the methods and data sources used. For our marketable debt securities, we perform our own review of prices received from the independent pricing services by comparing these prices to other sources and for our marketable equity securities, we confirm those securities are trading in active markets.
Accounts Receivable
We record accounts receivable net of customer allowances for distribution services, prompt payment discounts and chargebacks based on contractual terms. As of December 31, 2022 and 2021, based on our estimation of expected write-offs, we determined an allowance for doubtful accounts was not material. We have standard payment terms that generally require

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payment within approximately 30 to 90 days. Accounts receivable, net on our consolidated balance sheets also includes billed and unbilled collaboration receivables.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful life of the asset. Construction in progress reflects amounts incurred for construction or improvements of property, plant or equipment that have not been placed in service. Costs of construction of certain long-lived assets include capitalized interest, which is amortized over the estimated useful life of the related asset. The cost and accumulated depreciation of assets retired or sold are removed from the respective asset category, and any gain or loss is recognized in our consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022, 2021 and 2020, we recorded $39.1 million, $36.8 million and $30.2 million, respectively, of depreciation expense related to our property, plant and equipment.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Amounts are recorded as accounts receivable when our right to consideration is unconditional. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. As of December 31, 2022 and 2021, we had not capitalized any costs to obtain any of our contracts.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We have entered into several license agreements for rights to utilize certain technologies. The terms of the licenses may provide for upfront payments, annual maintenance payments, milestone payments based upon certain specified events being achieved and royalties on product sales. We charge costs to acquire and maintain licensed technology that has not reached technological feasibility and does not have alternative future use to research and development expense as incurred. During the years ended December 31, 2022, 2021 and 2020, we charged to research and development expense costs associated with license fees of $7.3 million, $16.8 million and $2.8 million, respectively.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and certain changes in stockholders’ (deficit) equity that are excluded from net loss. We include unrealized gains and losses on certain marketable securities in other comprehensive loss, including changes in the value of our marketable debt securities. We include foreign currency translation adjustments in other comprehensive loss if the functional currency is not the U.S. dollar. We include certain changes in the fair value of the plan assets and projected benefit obligation attributed to our defined benefit pension plan in other comprehensive loss.
Net Loss per Common Share
We compute basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding. We compute diluted net loss per common share by dividing net loss by the weighted-average number of common shares and dilutive potential common share equivalents then outstanding during the period. In the diluted net loss per share calculation, net loss would be adjusted for the elimination of interest expense on the Convertible debt. Potential common shares consist of shares issuable upon the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding shares using the treasury stock method) or upon conversion of the convertible debt outstanding during the period (calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later). Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of December 31,
(In thousands)	2022	2021	2020
Options to purchase common stock, inclusive of performance-based stock options	8,424	10,015	11,692
Unvested restricted common stock, inclusive of performance-based restricted common stock	1,487	1,210	1,160
Convertible debt	3,616	—	—
Total	13,527	11,225	12,852
Segment Information
We operate in a single reporting segment, the discovery, development and commercialization of RNAi therapeutics. Consistent with our management reporting, results of our operations are reported on a consolidated basis for purposes of segment reporting. As of December 31, 2022 and 2021, substantially all of our consolidated property, plant and equipment, net, was from U.S. operations. For the years ended December 31, 2022, 2021 and 2020, net revenues from collaborations were attributed to the U.S. Please read Note 3 for information regarding our net product sales by geography.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
ONPATTRO
United States	$246,748	$213,210	$151,574
Europe	224,063	190,435	107,755
Rest of World	86,797	71,092	46,752
Total	557,608	474,737	306,081

AMVUTTRA
United States	82,521	—	—
Europe	4,214	—	—
Rest of World	7,060	—	—
Total	93,795	—	—

GIVLAARI
United States	115,659	92,747	42,797
Europe	48,670	30,895	12,000
Rest of World	8,815	4,173	309
Total	173,144	127,815	55,106

OXLUMO
United States	27,698	18,876	—
Europe	37,915	38,949	333
Rest of World	4,169	1,761	—
Total	69,782	59,586	333

Total net product revenues	$894,329	$662,138	$361,520
As of December 31, 2022 and 2021, net product revenue-related receivables of $203.8 million and $124.9 million, respectively, were included in “Accounts receivable, net.”
The following table summarizes balances and activity in each product revenue allowance and reserve category:

	As of December 31, 2022
(In thousands)	Chargebacks and Rebates	Trade Discounts and Allowances	Returns Reserve and Other Incentives	Total
Beginning balance	$120,682	$522	$10,112	$131,316
Provision related to current period sales	245,236	13,085	15,249	273,570
Credit or payments made during the period for current year sales	(108,185)	(10,310)	(9,850)	(128,345)
Credit or payments made during the period for prior year sales	(65,961)	(847)	(735)	(67,543)
Total	$191,772	$2,450	$14,776	$208,998

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
(In thousands)	Chargebacks and Rebates	Trade Discounts and Allowances	Returns Reserve and Other Incentives	Total
Beginning balance	$90,705	$639	$3,763	$95,107
Provision related to current period sales	167,691	8,064	12,223	187,978
Credit or payments made during the period for current year sales	(75,073)	(7,665)	(5,190)	(87,928)
Credit or payments made during the period for prior period sales	(62,641)	(516)	(684)	(63,841)
Total	$120,682	$522	$10,112	$131,316
During the years ended December 31, 2022 and 2021, we paid $44.3 million and $56.4 million, respectively, attributed to the pricing and reimbursement for the sale of our commercial products in France.
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Regeneron Pharmaceuticals	$87,844	$113,226	$74,072
Novartis AG	43,159	49,120	22,208
Vir Biotechnology	1,755	16,897	31,396
Other	2,154	1,710	3,657
Total	$134,912	$180,953	$131,333
The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

	As of December 31,
(In thousands)	2022	2021
Receivables included in "Accounts receivable, net"	$32,342	$73,266
Contract liabilities included in "Deferred revenue"	$235,528	$88,627
We recognized revenue of $55.5 million and $62.9 million in the years ended December 31, 2022 and 2021, respectively, that was included in the contract liability balance at the beginning of the period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Year Ended December 31,
	2022			2021			2020
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron	$12,926	$2,141	$27,935	$24,989	$840	$47,582	$13,302	$171	$44,360
Other	156	679	337	10,311	775	4,489	20,113	765	14,422
Total	$13,082	$2,820	$28,272	$35,300	$1,615	$52,071	$33,415	$936	$58,782
The research and development expenses incurred for the agreements included in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the years ended December 31, 2022, 2021 and 2020, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
In addition, we recognized a reduction to our research and development expenses of $16.9 million, $17.1 million, and $11.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, from cost reimbursement due under certain of our collaboration agreements with Regeneron Pharmaceuticals, Inc., or Regeneron, accounted for under Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808.
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
With respect to the programs directed to C5 complement-mediated diseases, we retain control of cemdisiran monotherapy development, and Regeneron is leading combination product development. Pursuant to the C5 co-co collaboration agreement, Regeneron notified us in November 2022 of its decision to exercise its right to opt-out of the further development and commercialization of cemdisiran monotherapy. As a result, Regeneron no longer shares costs and potential future profits on any monotherapy program with us. We continue to perform our obligations under the agreement and we are solely responsible for all development and commercialization costs. Regeneron will be eligible to receive tiered double-digit royalties on net sales. Under the C5 license agreement, for cemdisiran to be used as part of a combination product, Regeneron is solely responsible for all development and commercialization costs and we will receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential combination product sales. The C5 co-co collaboration agreement, the C5 license agreement, and the Master Agreement have been combined for accounting purposes and treated as a single agreement.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Separately, prior to Regeneron’s decision in November 2022 to exercise its right to opt-out of the further development and commercialization of cemdisiran monotherapy, the cemdisiran monotherapy co-co collaboration agreement was under the scope of ASC 808 as we and Regeneron were both active participants in the development and manufacturing activities and were exposed to significant risks and rewards that were dependent on commercial success of the activities of the arrangement. Regeneron’s decision to exercise its right to opt-out of the arrangement caused a change in the role of Regeneron and its exposure to significant risks and rewards under the arrangement. As a result, we determined that the arrangement no longer represents a collaborative arrangement.
The arrangement now represents a vendor-customer relationship under ASC 606 as we perform our obligation to provide development and manufacturing activities under the arrangement. The transaction price allocated to the C5 Co-Co obligation unit of account will be recognized over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation by determining the proportion of effort incurred as a percentage of total effort we expect to expend.
The total transaction price is comprised of the $400.0 million upfront payment and additional variable consideration related to research, development, manufacturing and supply activities related to the Research Services Obligation and the C5 License Obligation. We utilized the expected value method to determine the amount of reimbursement for these activities. We

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We allocated the initial transaction price to each unit of account based on the applicable accounting guidance as follows, in thousands:

Performance Obligations	Standalone Selling Price	Transaction Price Allocated	Accounting Guidance
Research Services Obligation	$130,700	$183,100	ASC 606
C5 License Obligation	$97,600	92,500	ASC 606
C5 Co-Co Obligation	$364,600	246,000	ASC 606
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
For the Research Services Obligation and the C5 License Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of December 31, 2022, the total transaction price was determined to be $558.9 million, an increase of $20.5 million from December 31, 2021. As of December 31, 2022, the transaction price is comprised of the upfront payment and variable consideration related to development, manufacture and supply activities. For the C5 Co-Co Obligation accounted for under ASC 808, the transaction price allocated to this obligation is recognized using a proportional performance method. Revenue recognized under this agreement, inclusive of the amount allocated to the C5 Co-Co Obligation, is accounted for as collaboration revenue.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of December 31, 2022	As of December 31, 2022	As of December 31, 2021	Accounting Guidance
Research Services Obligation	$215,680	$26,200	$42,300	ASC 606
C5 License Obligation	97,200	7,000	26,900	ASC 606
C5 Co-Co Obligation	246,000	193,600	212,500	ASC 606
Total	$558,880	$226,800	$281,700

	Revenue Recognized During
Performance Obligations	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Accounting Guidance
Research Services Obligation	$28,600	$37,600	$44,800	ASC 606
C5 License Obligation	32,500	44,600	7,100	ASC 606
C5 Co-Co Obligation	20,080	18,900	11,700	ASC 606
Total	$81,180	$101,100	$63,600
As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation, C5 License Obligation and C5 Co-Co Obligation that was unsatisfied was $289.1 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the consolidated balance sheets based on the period the revenue is expected to be recognized.
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
As of December 31, 2022, we have earned $80.0 million of milestones and upon achievement of certain events, we will be entitled to receive additional milestones, up to an aggregate of $100.0 million, including $90.0 million in specified commercialization milestones and $10.0 million in other specified regulatory milestones. In addition, we are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments under the MDCO License Agreement and future royalty payments may be less than anticipated.
Unless terminated earlier in accordance with the terms of the agreement, the MDCO License Agreement expires on a licensed product-by-licensed product and country-by-country basis upon expiration of the last royalty term for any licensed product in any country, where a royalty term is defined as the latest to occur of (1) the expiration of the last valid claim of patent rights covering a licensed product, (2) the expiration of the Regulatory Exclusivity, as defined in the MDCO License Agreement, and (3) the twelfth anniversary of the first commercial sale of the licensed product in such country. We estimate that our core technology patents covering licensed products under the MDCO License Agreement will expire in most countries by 2029. We also estimate that our Leqvio (inclisiran) product-specific patents covering licensed products under the MDCO License Agreement will expire in the U.S. and Europe between 2027 and 2036, inclusive of any patent term extensions and/or any supplementary protection certificates extending such terms due to regulatory delay in those countries where such extensions are available. In addition, more patent filings relating to the collaboration may be made in the future.
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
None of the unearned milestones are included in the transaction price, as all unearned milestone amounts are not considered likely of achievement and therefore constrained. We considered several factors, including that achievement of the milestones is outside our control and contingent upon success in regulatory decisions. Any consideration related to sales-based royalties (including milestones) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to MDCO and as a result have also been excluded from the transaction price. During 2018, we completed the performance obligations identified in the MDCO License Agreement, including the supply and technical transfer agreement, however, we continue to receive additional orders for supply of certain material. We consider such orders as promised goods to be distinct from the other performance obligations since Novartis now has the ability to manufacture on its own through its own vendors. Such orders will be treated as separate agreements and any associated revenue will be recognized upon transfer of control.
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
We identified one performance obligation under the Novartis License Agreement comprised of: i) the exclusive license to develop, manufacture and commercialize siRNAs targeting ESLD; and ii) the obligation to perform work under the DC Workplan. The license is not distinct from the services, including the obligation to deliver development candidates, as Novartis cannot benefit on its own from the value of the license without receipt of such services. We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of December 31, 2022, the total transaction price was determined to be approximately $16.0 million, comprised of the $12.5 million upfront payment and estimated variable consideration attributed to work to be performed under the DC Workplan. We utilized the expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.
As of December 31, 2022, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $11.0 million, which is expected to be recognized through the term of the DC Workplan as the services are performed.
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
Under the Vir Agreement, we have earned and received certain upfront and development milestone payments in the form of cash ad Vir common stock, as well as sublicense revenue. We may receive additional milestone payments upon the achievement of certain development, regulatory and commercial milestones, as well as royalties on the net sales of licensed products ranging from high-single-digit to sub-teen double-digit percentages. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments under the Vir Agreement.
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
We identified one performance obligation under the Vir Agreement, as amended, comprised of: i) the exclusive license to develop, manufacture and commercialize RNAi therapeutics (including ALN-HBV02); and ii) the obligation to deliver four additional development candidates and supply product for each such RNAi therapeutic program. The license is not distinct from the services, including the obligation to deliver development candidates and supply product, as Vir cannot benefit on its own from the value of the license without receipt of such services and supply. We measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the total transaction price. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. As of December 31, 2022, the total transaction price was determined to be $111.0 million, comprised of the upfront payment, fair value of non-cash equity consideration at contract inception, milestones achieved, and variable consideration related to development, manufacture and supply activities. We utilized the expected value method to determine the amount of reimbursement for these activities. The total transaction price is allocated entirely to the single performance obligation. We determined any variable consideration related to sales-based royalties and milestones related to the exclusive license to be constrained and therefore excluded such consideration from the transaction price.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, the aggregate amount of the transaction price allocated to the performance obligation that was unsatisfied was $36.3 million, which is expected to be recognized through the term of the Vir Agreement as the services are performed.
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
5. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
In April 2020, we entered into a purchase and sale agreement, or Purchase Agreement, with BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, under which Blackstone Royalties acquired 50% of royalties payable, or Royalty Interest, with respect to net sales by MDCO, its affiliates or sublicensees of inclisiran (or the branded drug product, Leqvio) and any other licensed products under the MDCO License Agreement, and 75% of the commercial milestone payments payable under the MDCO License Agreement, together with the Royalty Interest, the Purchased Interest. If Blackstone Royalties does not receive payments in respect of the Royalty Interest by December 31, 2029, equaling at least $1.00 billion, Blackstone Royalties will receive 55% of the Royalty Interest beginning on January 1, 2030. In consideration for the sale of the Purchased Interest, Blackstone Royalties paid us $1.00 billion.
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
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. As of December 31, 2022, our estimate of this total interest expense resulted in an effective annual interest rate of 8%. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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
As of December 31, 2022, the carrying value of the liability related to the sale of future royalties was $1.29 billion, net of closing costs of $10.8 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of December 31, 2022 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2020	$1,071,541
Interest expense recognized	116,940
Payments	(378)
Carrying value as of December 31, 2021	1,188,103
Interest expense recognized	107,601
Payments	(3,400)
Carrying value as of December 31, 2022	$1,292,304
6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$270,394	$270,394	$—	$—
U.S. treasury securities	44,817	—	44,817	—
U.S. government-sponsored enterprise securities	41,763	—	41,763	—
Commercial paper	22,350	—	22,350	—
Certificates of deposit	3,289	—	3,289	—
Corporate notes	1,024	—	1,024	—
Marketable debt securities:
U.S. treasury securities	820,913	—	820,913	—
U.S. government-sponsored enterprise securities	230,770	—	230,770	—
Corporate notes	208,284	—	208,284	—
Commercial paper	36,793	—	36,793	—
Certificates of deposit	1,130	—	1,130	—
Marketable equity securities	28,122	28,122	—	—
Restricted cash (money market funds)	1,197	1,197	—	—
Total financial assets	$1,710,846	$299,713	$1,411,133	$—
Financial liabilities
Development derivative liability	$209,277	$—	$—	$209,277

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	As of December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$255,869	$255,869	$—	$—
U.S. treasury securities	54,998	—	54,998	—
Marketable debt securities:
U.S. treasury securities	1,030,578	—	1,030,578	—
Corporate notes	253,239	—	253,239	—
U.S. government-sponsored enterprise securities	177,741	—	177,741	—
Commercial paper	78,543	—	78,543	—
Certificates of deposit	7,501	—	7,501	—
Municipal securities	1,015	—	1,015	—
Marketable equity securities	66,972	66,972	—	—
Restricted cash (money market funds)	1,195	1,195	—	—
Total financial assets	$1,927,651	$324,036	$1,603,615	$—
Financial liabilities
Development derivative liability	$83,618	$—	$—	$83,618
For the years ended December 31, 2022 and 2021, there were no transfers between Level 1 and Level 2 financial assets. The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
7. MARKETABLE DEBT SECURITIES
The following tables summarize our marketable debt securities:

	As of December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$870,033	$79	$(4,382)	$865,730
U.S. government-sponsored enterprise securities	275,610	24	(3,101)	272,533
Corporate notes	211,398	16	(2,106)	209,308
Commercial paper	59,143	—	—	59,143
Certificates of deposit	4,419	—	—	4,419
Total	$1,420,603	$119	$(9,589)	$1,411,133

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$1,086,232	$6	$(662)	$1,085,576
Corporate notes	253,926	1	(688)	253,239
U.S. government-sponsored enterprise securities	178,027	2	(288)	177,741
Commercial paper	78,543	—	—	78,543
Certificates of deposit	7,501	—	—	7,501
Municipal securities	1,016	—	(1)	1,015
Total	$1,605,245	$9	$(1,639)	$1,603,615
The fair values of our marketable debt securities by classification in the consolidated balance sheets were as follows:

(In thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$113,243	$54,998
Marketable debt securities	1,297,890	1,548,617
Total	$1,411,133	$1,603,615
8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

	As of December 31,
(In thousands)	2022	2021
Raw materials	$22,315	$14,754
Work in process	113,783	100,942
Finished goods	25,606	7,005
Total inventory	$161,704	$122,701
As of December 31, 2022 and 2021, we had $32.7 million and $36.3 million of long-term inventory, respectively, included within other assets in our consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle. As of December 31, 2022 and 2021, we had $0.0 million and $7.1 million, respectively, of capitalized inventory produced for commercial sale for products awaiting regulatory approval.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, Plant and Equipment, Net
Property, plant and equipment, net consist of the following:

	As of December 31,
(In thousands)	2022	2021
Buildings	$269,322	$262,637
Leasehold improvements	230,848	152,045
Construction in progress	14,595	80,753
Laboratory equipment	82,586	61,351
Manufacturing equipment	45,311	43,739
Computer equipment and software	33,370	21,885
Furniture and fixtures	11,832	10,883
Land	9,080	9,080
	696,944	642,373
Less: accumulated depreciation	(173,450)	(140,415)
Total	$523,494	$501,958
Accrued Expenses
Accrued expenses consist of the following:

	As of December 31,
(In thousands)	2022	2021
Product rebates and discounts	$208,998	$131,279
Compensation and related	130,690	93,583
Pre-clinical, clinical trial and manufacturing	94,702	83,534
Licensing and collaboration agreements	31,680	22,843
Consulting and professional services	19,848	17,784
Other	59,542	46,151
Total	$545,460	$395,174
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets that sum to the total of these amounts shown in the consolidated statements of cash flows:

	As of December 31,
(In thousands)	2022	2021	2020
Cash and cash equivalents	$866,394	$819,975	$496,580
Total restricted cash included in other assets	2,162	2,178	2,466
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$868,556	$822,153	$499,046

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive (Loss) Income
The following table summarizes the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans, Net of Tax	Unrealized Gains (Losses) from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(32,792)	$(3,754)	$348	$(7,424)	$(43,622)
Other comprehensive loss before reclassifications	—	899	—	11,398	12,297
Amounts reclassified from other comprehensive income	—	44	(1,978)	—	(1,934)
Net other comprehensive income (loss)	—	943	(1,978)	11,398	10,363
Balance as of December 31, 2021	(32,792)	(2,811)	(1,630)	3,974	(33,259)
Other comprehensive income before reclassifications	—	—	11	(5,274)	(5,263)
Amounts reclassified from other comprehensive income	—	1,719	(7,851)	—	(6,132)
Net other comprehensive income (loss)	—	1,719	(7,840)	(5,274)	(11,395)
Balance as of December 31, 2022	$(32,792)	$(1,092)	$(9,470)	$(1,300)	$(44,654)
9. CREDIT AGREEMENT
In April 2020, we entered into a credit agreement, or Credit Agreement, among us, certain of our subsidiaries (such subsidiaries, together with us, the Loan Parties), funds or accounts managed or advised by GSO Capital Partners LP (now Blackstone Alternative Credit Advisors LP) and certain other affiliates of The Blackstone Group Inc., and the other lenders from time to time parties thereto, collectively, the Lenders, and Wilmington Trust, National Association, as the administrative agent for the Lenders. The Credit Agreement provided for a senior secured delayed draw term loan facility, referred to as the Term Loans, which consisted of three tranches providing funding of $700.0 million. In September 2022, we extinguished the Term Loans and paid all outstanding balances, including principal of $700.0 million and prepayment premiums of $62.1 million and terminated the Credit Agreement. Upon termination, we recorded a $76.6 million loss on the extinguishment of the debt.
The Term Loans were set to mature in December 2027. During the period the Term Loans were outstanding, we had elected a LIBOR Rate plus 7%, and paid $17.5 million in total funding fees in connection with such Term Loans. Our interest rate was 9% and 8% as of June 30, 2022 and December 31, 2021, respectively.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2022, the Notes are classified as a long-term liability, net of issuance costs of $19.2 million, on the consolidated balance sheets. As of December 31, 2022, the estimated fair value of the Notes was approximately $1.12 billion. The fair value was determined based on the last actively traded price per $100 of the Notes for the period ended December 31, 2022 (Level 2). Interest expense recognized related to the Notes for the twelve months ended December 31, 2022 was $3.0 million. The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of December 31, 2022, the effective interest rate of the Notes is 1%.
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
We evaluated the Capped Call Transactions and determined that they should be accounted for separately from the Notes. The cost of $118.6 million to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2022 as the Capped Call Transactions are indexed to our own stock and met the criteria to be classified in stockholders' equity.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We and Blackstone Life Sciences each have the right to terminate the Funding Agreement in its entirety in the event of the other party’s bankruptcy or similar proceedings. We and Blackstone Life Sciences may each terminate the Funding Agreement in its entirety or with respect to either product in the event of an uncured material breach by the other party, or with respect to a product for certain patient health and safety reasons, or if regulatory approval in specified major market countries is not obtained for the product following the completion of clinical trials for the product. In addition, Blackstone Life Sciences has the right to terminate the Funding Agreement in its entirety upon the occurrence of certain events affecting our ability to make payments under the agreement or to develop or commercialize the products, or upon a change of control of us. Blackstone Life Sciences may also terminate the Funding Agreement with respect to a product if the joint steering committee elects to terminate the development program for that product in its entirety, if certain clinical endpoints are not achieved for that product or, with respect to vutrisiran only, if our right to develop or commercialize vutrisiran is enjoined in a specified major market as a result of an alleged patent infringement. In certain termination circumstances, we will be obligated to pay Blackstone Life Sciences an amount that is equal to, or a multiplier of, the development funding received from Blackstone Life Sciences, and we may remain obligated under certain circumstances to make the payments to Blackstone Life Sciences described above, or the royalty described above in the case of AMVUTTRA, should we obtain regulatory approval for zilebesiran or for vutrisiran for ATTR-cardiomyopathy following termination.
We account for the Funding Agreement under ASC Topic 815, Derivatives and Hedging, as a derivative liability, measured at fair value, within other liabilities on our consolidated balance sheets. The change in fair value due to the remeasurement of the development derivative liability is recorded as other expense on our consolidated statements of operations and comprehensive loss.
As of December 31, 2022 and 2021, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, assuming regulatory approval for ATTR-cardiomyopathy, (iv) our cost of borrowing (12%), and (v) Blackstone Life Sciences' cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2020	$25,585
Amount received under the Funding Agreement	19,600
Loss recorded from remeasurement	38,433
Carrying value as of December 31, 2021	83,618
Amount received under the Funding Agreement	31,000
Loss recorded from remeasurement	94,659
Carrying value as of December 31, 2022	$209,277
12. STOCK-BASED COMPENSATION
Stock Plans
In May 2020, our stockholders approved a second amendment to our 2018 Stock Incentive Plan, as amended, to increase the number of shares authorized for issuance thereunder by 7,000,000 shares, and in May 2022, our stockholders approved the amendment and restatement of our 2018 Stock Incentive Plan, as amended, or the Amended and Restated 2018 Plan, which increased the number of shares authorized for issuance thereunder by 6,000,000 shares. The Amended and Restated 2018 Plan provides for the granting of stock options, restricted stock and restricted stock units (together, restricted stock awards), stock appreciation rights and other stock-based awards, and has a fungible share pool. Any award that is not a full value award is

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
counted against the authorized share limits specified as one share for each share of common stock subject to the award, and all full value awards, defined as restricted stock awards or other stock-based awards, are counted as one and a half shares for each one share of common stock subject to such full value award.
As of December 31, 2022, an aggregate of 20,711,629 shares of common stock were reserved for issuance under our stock plans, including outstanding stock options to purchase 8,423,552 shares of common stock, 1,487,394 outstanding restricted stock units, 10,083,911 of common stock available for additional equity awards and 716,772 shares available for future grant under our Amended and Restated 2004 Employee Stock Purchase Plan, as amended, or the Amended and Restated ESPP. Each stock option shall expire within 10 years of issuance. Time-based stock options granted to employees generally vest as to 25% of the shares on the first anniversary of the grant date and 6.25% of the shares at the end of each successive three-month period thereafter until fully vested.
Stock-Based Compensation
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Research and development	$92,161	$68,415	$60,464
Selling, general and administrative	138,488	97,302	79,409
Total	$230,649	$165,717	$139,873
The following table summarizes stock-based compensation expense:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Stock-based compensation expense by type of award:
Time-based stock options	$114,901	$118,635	$112,971
Time-based restricted stock units	12,791	4,231	6,909
Performance-based restricted stock units	102,925	39,943	11,162
Other equity programs	4,057	6,235	9,402
Less: Stock-based compensation expense capitalized to inventory	(4,025)	(3,327)	(571)
Total	$230,649	$165,717	$139,873
The following table summarizes our unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards, and the weighted-average period over which that expense is expected to be recognized:

	As of December 31, 2022
	Unrecognized Expense, Net of Estimated Forfeitures (in thousands)	Weighted-average Recognition Period (in years)
Type of award:
Time-based stock options	$187,534	2.47
Time-based restricted stock units	$30,676	2.09
Performance-based restricted stock units *	$7,695	0.58
Other equity programs	$4,225	0.45
__________________________________________
*Excludes performance-based restricted stock units for which the associated vesting events are not yet determined to be probable.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate used for each grant is equal to the zero coupon rate for instruments with a similar expected life.
The following table summarizes the Black-Scholes valuation assumption inputs for employee stock options granted:

Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.3 - 4.2%	0.4 - 1.4%	0.3 - 1.7%
Expected dividend yield	—	—	—
Expected option life	5.1 - 7.0 years	5.4 - 6.8 years	5.4 - 7.2 years
Expected volatility	50 - 60%	58 - 63%	61 - 63%
Stock Option Activity
The following table summarizes the activity of our stock option plans, excluding performance-based stock options:

	Number of Options (in thousands)	Weighted-average Exercise Price (per share)	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	8,840	$103.87
Granted	1,874	$153.18
Exercised	(2,490)	$84.48
Cancelled	(356)	$129.47
Outstanding as of December 31, 2022	7,868	$120.59	6.53	$921,016
Exercisable as of December 31, 2022	4,450	$102.17	5.22	$602,969
Vested or expected to vest as of December 31, 2022	7,537	$119.24	6.44	$892,463
The weighted-average fair value of stock options granted was $80.65, $82.59 and $66.28 per share for the years ended December 31, 2022, 2021 and 2020, respectively. The intrinsic value of stock options exercised was $289.3 million, $247.8 million and $177.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. We satisfy stock option exercises with newly issued shares of our common stock.
Performance-Based Stock Options
The following table summarizes the activity of our performance-based stock options granted under our equity plans:

	Number of Options (in thousands)	Weighted-average Exercise Price (per share)	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,175	$92.31
Granted	—	$—
Exercised	(619)	$87.85
Cancelled	—	$—
Outstanding as of December 31, 2022	556	$97.28	3.81	$77,975
Exercisable as of December 31, 2022	556	$97.28	3.81	$77,975
During the years ended December 31, 2022, 2021 and 2020, there were 0, 197,102 and 0 performance-based stock options that vested, respectively. The intrinsic value of performance-based stock options exercised was $74.4 million, $40.2 million and $34.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. We satisfy performance-based stock option exercises with newly issued shares of our common stock.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units and Awards
The following table summarizes the activity of our restricted stock units and awards granted under our equity plans, excluding performance-based restricted stock units:

	Number of Units (in thousands)	Weighted-average Grant Date Fair Value (per share)
Outstanding as of December 31, 2021	75	$158.87
Awarded	249	$165.32
Released	(23)	$152.98
Cancelled	(9)	$143.85
Outstanding as of December 31, 2022	292	$165.27
Performance-Based Restricted Stock Units
The following table summarizes the activity of our performance-based restricted stock units granted under our equity plans:

	Number of Units (in thousands)	Weighted-average Grant Date Fair Value (per share)
Outstanding as of December 31, 2021	1,136	$143.13
Awarded	690	$147.47
Released	(501)	$142.72
Cancelled	(130)	$143.95
Outstanding as of December 31, 2022	1,195	$144.77
The performance-based restricted stock units granted in 2022 and 2021 will vest upon the later of the one-year anniversary of the date of grant and the achievement of specific clinical development, regulatory, commercial and/or financial performance events, as approved by our people, culture and compensation committee.
Employee Stock Purchase Plan
In 2004, we adopted the 2004 Employee Stock Purchase Plan and in 2017, our stockholders approved the Amended and Restated ESPP. In 2020, our stockholders approved an amendment to the Amended and Restated ESPP, to increase the number of shares authorized for issuance to 1,965,789 shares. Under the Amended and Restated ESPP, as amended, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of our common stock at the beginning or end of the offering period. We issued 119,285 and 124,101 shares during the years ended December 31, 2022 and 2021, respectively.
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

Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.4% - 4.5%	0.03% - 0.06%	0.1% - 0.1%
Expected dividend yield	—	—	—
Expected option life	6 months	6 months	6 months
Expected volatility	53% - 71%	41% - 46%	40% - 50%

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
We have authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by our board of directors upon its issuance. As of December 31, 2022 and 2021, there were no shares of preferred stock outstanding.
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
14. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of December 31, 2022, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification provisions as of December 31, 2022 or 2021.
15. LEASES
Overview of Significant Leases
We lease three facilities for office and laboratory space in Cambridge, Massachusetts that represent substantially all of our significant lease obligations. An overview of these significant leases are as follows:
675 West Kendall Street
We lease office and laboratory space located at 675 West Kendall Street, Cambridge, Massachusetts for our corporate headquarters from BMR-675 West Kendall Street, LLC, or BMR, under a non-cancelable real property lease. The lease commenced on May 1, 2018 and monthly rent payments became due commencing on February 1, 2019 upon substantial completion of the building improvements, and continue for 15 years, with options to renew for two five-year terms each. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the consolidated balance sheet as of December 31, 2022.
300 Third Street
We lease office and laboratory space located at 300 Third Street, Cambridge, Massachusetts under a non-cancelable real property lease agreement by and between us and ARE-MA Region No. 28, LLC, or ARE-MA, dated as of September 26, 2003, as amended. The term of the lease expires on January 31, 2034 with options to renew for two five-year terms each. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the consolidated balance sheet as of December 31, 2022.
101 Main Street
We lease office space on several floors at 101 Main Street, Cambridge, Massachusetts under non-cancelable real property lease agreements by and between us and RREEF America REIT II CORP. PPP, or RREEF, entered into in March 2015 and May 2015, as amended in September 2020, that will expire in March 2024 and June 2026, respectively, each with an option to

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
renew for one five-year term. Exercise of these options was not determined to be reasonably certain and thus was not included in the operating lease liability on the consolidated balance sheet as of December 31, 2022.
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
Total rent expense, including operating expenses, under all of our real property leases was $58.6 million, $59.5 million and $50.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes our costs included in operating expenses related to right of use lease assets we have entered into through December 31, 2022:

(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$45,789	$45,359
Variable lease cost	17,614	18,271
Total	$63,403	$63,630
Short-term lease costs were not material for the years ended December 31, 2022 and 2021.
Net cash paid for the amounts included in the measurement of the operating lease liability in our consolidated balance sheet and included in change in operating lease liability within operating activities in our consolidated statement of cash flow was $43.1 million and $41.9 million for the years ended December 31, 2022 and 2021, respectively. The weighted-average remaining lease term and weighted-average discount rate for all leases as of December 31, 2022 was 10 years and 8%, respectively, and as of December 31, 2021 was 11 years and 8%, respectively.
Future lease payments for non-cancellable operating leases and a reconciliation to the carrying amount of the operating lease liability presented in the consolidated balance sheet as of December 31, 2022 were as follows, in thousands:

Year Ending December 31
2023	$43,028
2024	46,486
2025	42,867
2026	40,376
2027	38,753
2028 and thereafter	248,622
Total undiscounted lease liability	460,132
Less imputed interest	(156,826)
Total discounted lease liability	$303,306

Current operating lease liability	$41,967
Non-current operating lease liability	261,339
Total	$303,306

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. INCOME TAXES
The domestic and foreign components of loss before income taxes are as follows:

(In thousands)	2022	2021	2020
Domestic	$(1,148,604)	$(794,729)	$(682,859)
Foreign	21,611	(57,415)	(172,741)
Loss before income taxes	$(1,126,993)	$(852,144)	$(855,600)
The provision for income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current provision:
Domestic	$—	$293	$61
Foreign	5,596	3,154	5,837
Total current provision	5,596	3,447	5,898
Deferred benefit:
Domestic	—	—	393
Foreign	(1,433)	(2,767)	(3,610)
Total deferred benefit	(1,433)	(2,767)	(3,217)
Total provision for income taxes	$4,163	$680	$2,681
During the year ended December 31, 2022, we recorded a net provision for income taxes of $4.2 million. This is primarily comprised of $5.6 million of foreign current provision offset by $1.4 million of foreign deferred provision.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. We establish a valuation allowance when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset are as follows:

	As of December 31,
(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$803,251	$745,985
Research and development and other credit carryforwards	381,032	342,431
Sale of future royalties	326,183	302,217
Lease liability	67,242	71,859
Deferred revenue	59,437	76,612
Deferred compensation	52,989	59,349
Intangible assets	264,564	279,082
Capitalized research and development expenditures	206,727	23,039
Other	133,376	48,242
Total deferred tax assets	2,294,801	1,948,816
Deferred tax liabilities:
Property, plant and equipment, net	(12,786)	(13,170)
Unrealized gain on marketable securities	(5,728)	(16,693)
Right of use assets	(46,819)	(50,562)
Deferred revenue tax accounting method change	(24,995)	(50,380)
Deferred tax asset valuation allowance	(2,193,633)	(1,808,992)
Net deferred tax asset	$10,840	$9,019

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our effective income tax rate differs from the statutory federal income tax rate, as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
At U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	6.0	5.2	4.5
Stock-based compensation	4.4	4.6	2.2
Tax credits	2.7	4.5	3.3
Other permanent items	(1.5)	(1.0)	(1.5)
Foreign rate differential	(0.5)	(1.7)	(3.5)
Internal reorganization of certain intellectual property rights	—	20.1	12.3
Other	(0.8)	(0.1)	(2.7)
Revaluation of deferred due to rate change	(0.4)	1.1	—
Valuation allowance	(31.3)	(53.8)	(35.9)
Effective income tax rate	(0.4)%	(0.1)%	(0.3)%
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. We have concluded, in accordance with the applicable accounting standards, that it is more likely than not that we may not realize the benefit of all of our deferred tax assets, with the exception of the deferred assets related to certain foreign subsidiaries. Accordingly, we have recorded a valuation allowance against the deferred tax assets that management believes will not be realized. We re-evaluate the positive and negative evidence on a quarterly basis. The valuation allowance increased by $384.6 million, $459.3 million and $303.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in our valuation allowance is primarily due to additional net operating losses for the years ended December 31, 2022 and 2020 and primarily due to the liability related to the sale of future royalties for the year ended December 31, 2021.
On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures, including all direct, indirect, overhead and software development costs. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $870.6 million of research and development expenses for the year ended December 31, 2022.
As of December 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, of $2.9 billion and $3.0 billion, respectively, to reduce future taxable income. Federal NOLs of $1.1 billion, generated before 2018, will begin expiring in varying amounts through 2037 unless utilized. The remaining federal NOLs of $1.8 billion, generated after 2017, will be carried forward indefinitely and could be used to offset up to 100% of taxable income of each future tax year for tax years before January 1, 2021 and up to 80% of taxable income in all other future tax years. State NOLs will begin expiring in varying amounts through 2042 unless utilized. As of December 31, 2022, we had federal and state research and development, including Orphan Drug, and state investment tax credit carryforwards of $343.0 million and $62.3 million, respectively, available to reduce future tax liabilities that expire at various dates through 2042. We have a valuation allowance against the net operating loss and tax credit carryforwards as it is unlikely that we will realize these assets. Ownership changes, as defined in the Internal Revenue Code and similar state provisions, including those resulting from the issuance of common stock in connection with our public offerings, may limit the amount of federal and state net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability. The amount of the limitation is determined in accordance with Section 382 of the Internal Revenue Code and similar state provisions. We have performed an analysis of ownership changes through December 31, 2022. Based on this analysis, we do not believe that any of our federal and state tax attributes will expire unutilized due to Section 382 limitations.
As of December 31, 2022, we had foreign NOLs of $153.3 million to reduce future taxable income which will begin expiring in varying amounts through 2029 unless utilized. We have a valuation allowance against the foreign NOLs as it is unlikely that we will realize these assets.
We apply the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized and ultimately sustained upon challenge by a taxing authority based upon its technical merits and subject to certain recognition and measurement criteria. We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes. Our reserve related to income taxes, including potential interest and penalties, was not material as of December 31, 2022 and 2021.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our uncertain income tax positions do not impact our effective tax rate due to our full valuation allowance in the U.S.
As of December 31, 2022, the unremitted earnings of our foreign subsidiaries are not material. We have not provided for U.S. income taxes or foreign withholding taxes on these earnings as it is our current intention to permanently reinvest these earnings outside the U.S. The tax liability on these earnings is also not material. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings and/or tax law changes.
The tax years 2019 through 2022 remain open to examination by major taxing jurisdictions, which are primarily in the U.S., although net operating loss and tax credit carryforwards generated prior to 2019 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.
17. EMPLOYEE BENEFIT PLANS
We maintain a retirement saving plan under Section 401(k) of the Internal Revenue Code, in which eligible U.S. employees may defer compensation for income tax purposes. Contributions made by employees are limited to the maximum allowable for U.S. federal income tax purposes. The plan allows for a discretionary match in an amount up to 100% of each participant’s first 2% of compensation contributed plus 50% of each participant’s next 4% of compensation contributed. The expense related to our 401(k) Savings Plan primarily consists of our matching contributions.
Furthermore, we maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The benefit obligation corresponds to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases and pension adjustments.
For the years ended December 31, 2022, 2021 and 2020 contributions and net periodic benefit costs to such plans generated a total expense of $16.5 million, $13.1 million and $12.0 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Securities Authorized for Issuance Under Equity Compensation Plans
We intend to file with the SEC a definitive Proxy Statement, which we refer to herein as the Proxy Statement, not later than 120 days after the close of the fiscal year ended December 31, 2022. The information required by this item relating to our equity compensation plans is incorporated herein by reference to the information contained under the section captioned “Equity Compensation Plan Information” of the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

4.2
Description of Capital Stock (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-36407) for the year ended December 31, 2019 and incorporated herein by reference)

4.3
Indenture, dated as of September 15, 2022, between the Registrant and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on October 27, 2022 (File No. 001-36407) for the quarterly period ended September 30, 2022 and incorporated herein by reference)

4.4
Form of 1.00% Convertible Senior notes due 2027 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 16, 2022 (File No. 001-36407) and incorporated herein by reference)

10.1**
Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014 (File No. 001-36407) for the quarterly period ended June 30, 2014 and incorporated herein by reference)

10.2**
Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014 (File No. 001-36407) for the quarterly period ended June 30, 2014 and incorporated herein by reference)

10.3**
Second Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 001-36407) for the quarterly period ended June 30, 2017 and incorporated herein by reference)

Exhibit No.	Exhibit

10.4**
Forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreements, Restricted Stock Agreement and Restricted Stock Unit Award Agreement under Second Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2017 (File No. 001-36407) for the quarterly period ended June 30, 2017 and incorporated herein by reference)

10.5**
Form of Nonstatutory Stock Option Agreement for Non-Plan Inducement Grant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 3, 2016 (File No. 001-36407) for the quarterly period ended September 30, 2016 and incorporated herein by reference)

10.6**
Amended and Restated 2004 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 2, 2019 (File No. 001-36407) for the quarterly period ended March 31, 2019 and incorporated herein by reference)

10.7**
Amendment to Amended and Restated 2004 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020 (File No. 001-36407) for the quarterly period ended June 30, 2020 and incorporated herein by reference)

10.8**
Amended and Restated 2018 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 28, 2022 (File No. 001-36407) for the quarterly period ended June 30, 2022 and incorporated herein by reference)

10.9**
Forms of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreements, Restricted Stock Agreement and Restricted Stock Unit Award Agreement under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2018 (File No. 001-36407) for the quarterly period ended June 30, 2018 and incorporated herein by reference)

10.10
Forms of Nonstatutory Stock Option Agreements under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed on February 10, 2022 (File No. 001-36407) for the year ended December 31, 2021 and incorporated herein by reference)

10.11**
Forms of Stock Unit Award Agreements under 2018 Stock Incentive Plan, as amended (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 10, 2022 (File No. 001-36407) for the year ended December 31, 2021 and incorporated herein by reference)

10.12**
Amended and Restated Annual Incentive Program, as amended (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 11, 2021 (File No. 001-36407) for the year ended December 31, 2020 and incorporated herein by reference)

10.13**
Employment Agreement between the Registrant and Dr. Yvonne L. Greenstreet dated December 14, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2021 (File No. 001-36407) and incorporated herein by reference)

10.14**
Letter Agreement between the Registrant and John M. Maraganore, Ph.D. dated October 26, 2021 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2021 (File No. 001-36407) and incorporated herein by reference)

10.15**
Letter Agreement between the Registrant and Indrani L. Franchini dated January 14, 2022 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-36407) for the quarterly period ended March 31, 2022 and incorporated herein by reference)

10.16**
Letter Agreement between the Registrant and Laurie B. Keating dated September 6, 2021 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on October 28, 2021 (File No. 001-36407) for the quarterly period ended September 30, 2021 and incorporated herein by reference)

10.17**
Consulting Agreement dated as of March 1, 2006 by and between the Registrant and Phillip A. Sharp, Ph.D., as amended (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on February 19, 2013 (File No. 000-50743) for the year ended December 31, 2012 and incorporated herein by reference)

10.18**
Consulting Agreement dated as of April 20, 2012 by and between the Registrant and Dennis A. Ausiello, M.D. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 (File No. 000-50743) and incorporated herein by reference)

10.19**
Forms of Director and Officer Indemnification Agreements (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2016 (File No. 001-36407) for the quarterly period ended June 30, 2016 and incorporated herein by reference)

Exhibit No.	Exhibit

10.20**
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

10.31
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

10.33
Lease dated as of May 5, 2015 between RREEF America REIT II CORP. PPP and the Registrant (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

10.34
First Amendment to Lease entered into between the Registrant and RREEF America REIT II CORP. PPP dated September 30, 2020. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-36407) for the quarterly period ended September 30, 2020 and incorporated herein by reference)

Exhibit No.	Exhibit

10.35
Lease entered into as of April 3, 2015 by and between BMR-675 West Kendall Street LLC and the Registrant (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2015 (File No. 001-36407) for the quarterly period ended June 30, 2015 and incorporated herein by reference)

10.36
Purchase and Sale Agreement entered into as of February 10, 2016 by and between 20 Commerce LLC and the Registrant (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2016 (File No. 001-36407) for the quarterly period ended March 31, 2016 and incorporated herein by reference)

10.37†
Sublicense Agreement dated effective January 8, 2007 among the Registrant and INEX Pharmaceuticals Corporation (now Arbutus Biopharma Corporation, as successor in interest) (filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 18, 2011 (File No. 000-50743) for the year ended December 31, 2010 and incorporated herein by reference)

10.38†
Sponsored Research Agreement dated as of July 27, 2009 by and among the Registrant, The University of British Columbia and Acuitas Therapeutics Inc. (formerly AlCana Technologies, Inc.) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2011 (File No. 000-50743) and incorporated herein by reference)

10.39†
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

10.41†#	Cross-License Agreement dated as of November 12, 2012 by and among the Registrant, Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation) and Protiva Biotherapeutics Inc.

10.42†
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

10.43
Stock Purchase Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.44†
Investor Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2019 (File No. 001-36407) for the quarterly period ended June 30, 2019 and incorporated herein by reference)

10.45†
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

10.46†#	License and Collaboration Agreement dated as of February 3, 2013 by and among The Medicines Company and the Registrant

10.47
Amendment to License and Collaboration Agreement, dated as of November 22, 2019 between the Registrant and The Medicines Company (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 13, 2020 (File No. 001-36407) for the year ended December 31, 2019 and incorporated herein by reference)

10.48†#	Amendment No. 2 to License and Collaboration Agreement, dated as of October 31, 2022 between the Registrant and The Medicines Company

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

10.52†
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

10.55†
Second Amended and Restated Strategic Collaboration and License Agreement dated January 8, 2015 between Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.) and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2015 (File No. 001-36407) for the quarterly period ended March 31, 2015 and incorporated herein by reference)

10.56†
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

10.59†
Purchase and Sale Agreement dated April 10, 2020 between BX Bodyguard Royalties L.P. and the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020 (File No. 001-36407) for the quarterly period ended June 30, 2020 and incorporated herein by reference)

10.60*#	Amendment to Purchase and Sale Agreement dated October 31, 2022 between BX Bodyguard Royalties L.P. and the Registrant

10.61
Stock Purchase Agreement by and among the Registrant, as Borrower, and the investors listed in Exhibit A thereto, dated April 10, 2020 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed on June 5, 2020 (File No. 333-238989) and incorporated herein by reference)

10.62*†
Co-Development Agreement between the Registrant and BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P. dated August 15, 2020 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-36407) for the quarterly period ended September 30, 2020 and incorporated herein by reference)

10.63*†
Amendment No. 1 to Co-Development Agreement between the Registrant and BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P. dated November 23, 2021 (filed as Exhibit 10.70 to the Registrant's Annual Report on Form 10-K filed on February 10, 2022 (File No. 001-36407) for the year ended December 31, 2021 and incorporated herein by reference)

Exhibit No.	Exhibit

10.64†
Patent Cross-License Agreement dated April 3, 2020 between Dicerna Pharmaceuticals, Inc. and the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020 (File No. 001-36407) for the quarterly period ended June 30, 2020 and incorporated herein by reference)

10.65	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, File No. 001-36407, filed on September 16, 2022)

21.1#	Subsidiaries of the Registrant

23.1#	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Principal Executive Officer

31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Principal Financial Officer

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Schedules, exhibits and similar supporting attachments or agreements to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
**	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
†
Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission because such information (i) is not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

#	Filed herewith.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2023.

ALNYLAM PHARMACEUTICALS, INC.

By:	/s/ Yvonne L. Greenstreet, MBChB
Yvonne L. Greenstreet, MBChB
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 23, 2023.

Name	Title

/s/ Yvonne L. Greenstreet, MBChB	Director and Chief Executive Officer
Yvonne L. Greenstreet, MBChB	(Principal Executive Officer)

/s/ Jeffrey V. Poulton	Executive Vice President, Chief Financial Officer
Jeffrey V. Poulton	(Principal Financial and Accounting Officer)

/s/ Dennis A. Ausiello, M.D.	Director
Dennis A. Ausiello, M.D.

/s/ Carolyn R. Bertozzi, Ph.D.	Director
Carolyn R. Bertozzi, Ph.D.

/s/ Michael W. Bonney	Director
Michael W. Bonney

/s/ Olivier Brandicourt, M.D.	Director
Olivier Brandicourt, M.D.

/s/ Marsha H. Fanucci	Director
Marsha H. Fanucci

/s/ Margaret A. Hamburg, M.D.	Director
Margaret A. Hamburg, M.D.

/s/ David E.I. Pyott	Director
David E.I. Pyott

/s/ Colleen F. Reitan	Director
Colleen F. Reitan

/s/ Amy W. Schulman	Director
Amy W. Schulman

/s/ Phillip A. Sharp, Ph.D.	Director
Phillip A. Sharp, Ph.D.

/s/ Elliott Sigal, M.D., Ph.D.	Director
Elliott Sigal, M.D., Ph.D.