Form 10-Q
period 2023-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2023-05-04
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At April 28, 2023, the registrant had 124,525,737 shares of Common Stock, $0.01 par value per share, outstanding.

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
•our future ability to successfully expand the indications for ONPATTRO and AMVUTTRA;
•risks related to the direct or indirect impact of the novel coronavirus, or COVID-19, global pandemic, emerging or future variants of COVID-19 or any future pandemic, on, among other things, our financial performance, business and operations, including manufacturing, supply chain, research and development activities and pipeline programs, and other potential impacts to our business;
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
•the potential for improved product profiles to emerge from our new technologies, including our IKARIA and GEMINI platforms and our ability to expand our product engine to include extrahepatic tissues;
•our current and anticipated clinical trials and expectations regarding the reporting of data from these trials;
•any impact of the ongoing conflict in Ukraine, including disruptions to our clinical trials;
•the timing of regulatory filings and interactions with, or actions or advice of, regulatory authorities, which may affect the design, initiation, timing, continuation and/or progress of clinical trials, or result in the need for additional pre-clinical and/or clinical testing or the timing or likelihood of regulatory approvals;
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
•our ability to satisfy our payment obligations, and to service the interest on, or to refinance our indebtedness, including our convertible notes, or to make cash payments in connection with any conversion of our convertible notes, to the extent required;
•our expectations regarding the effect of the capped call transactions and the anticipated market activities of the option counterparties and/or their respective affiliates; and
•other risks and uncertainties, including those listed under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$672,245	$866,394
Marketable debt securities	1,372,574	1,297,890
Marketable equity securities	25,856	28,122
Accounts receivable, net	219,434	237,963
Inventory	131,879	128,962
Prepaid expenses and other current assets	119,030	132,916
Total current assets	2,541,018	2,692,247
Property, plant and equipment, net	523,032	523,494
Operating lease right-of-use assets	215,049	215,136
Restricted investments	49,388	49,390
Other assets	63,453	66,092
Total assets	$3,391,940	$3,546,359
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$62,237	$98,094
Accrued expenses	508,599	545,460
Operating lease liability	43,055	41,967
Deferred revenue	35,794	42,105
Liability related to the sale of future royalties	23,706	40,289
Total current liabilities	673,391	767,915
Operating lease liability, net of current portion	259,399	261,339
Deferred revenue, net of current portion	191,257	193,791
Convertible debt	1,017,887	1,016,942
Liability related to the sale of future royalties, net of current portion	1,285,200	1,252,015
Other liabilities	224,046	212,580
Total liabilities	3,651,180	3,704,582
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 124,241 shares issued and outstanding as of March 31, 2023; 123,925 shares issued and outstanding as of December 31, 2022	1,243	1,240
Additional paid-in capital	6,522,091	6,454,540
Accumulated other comprehensive loss	(39,124)	(44,654)
Accumulated deficit	(6,743,450)	(6,569,349)
Total stockholders’ deficit	(259,240)	(158,223)
Total liabilities and stockholders’ deficit	$3,391,940	$3,546,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Statements of Operations
Revenues:
Net product revenues	$276,328	$186,872
Net revenues from collaborations	36,462	25,945
Royalty revenue	6,500	442
Total revenues	319,290	213,259
Operating costs and expenses:
Cost of goods sold	41,432	23,457
Cost of collaborations and royalties	13,437	12,170
Research and development	230,569	169,893
Selling, general and administrative	183,659	154,471
Total operating costs and expenses	469,097	359,991
Loss from operations	(149,807)	(146,732)
Other (expense) income:
Interest expense	(28,955)	(42,362)
Interest income	18,655	1,012
Other expense, net	(12,255)	(51,274)
Total other expense, net	(22,555)	(92,624)
Loss before income taxes	(172,362)	(239,356)
Provision for income taxes	(1,739)	(985)
Net loss	$(174,101)	$(240,341)
Net loss per common share - basic and diluted	$(1.40)	$(2.00)
Weighted-average common shares used to compute basic and diluted net loss per common share	124,111	120,393

Statements of Comprehensive Loss
Net loss	$(174,101)	$(240,341)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	4,125	(7,217)
Foreign currency translation gain	1,410	2,376
Defined benefit pension plans, net of tax	(5)	35
Total other comprehensive income (loss)	5,530	(4,806)
Comprehensive loss	$(168,571)	$(245,147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	123,925	$1,240	$6,454,540	$(44,654)	$(6,569,349)	$(158,223)
Exercise of common stock options, net of tax withholdings	269	3	26,415	—	—	26,418
Issuance of common stock under equity plans	47	—	—	—	—	—
Stock-based compensation expense	—	—	41,136	—	—	41,136
Other comprehensive income	—	—	—	5,530	—	5,530
Net loss	—	—	—	—	(174,101)	(174,101)
Balance as of March 31, 2023	124,241	$1,243	$6,522,091	$(39,124)	$(6,743,450)	$(259,240)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	120,182	$1,202	$6,058,453	$(33,259)	$(5,438,193)	$588,203
Exercise of common stock options, net of tax withholdings	524	5	28,054	—	—	28,059
Issuance of common stock under equity plans	23	—	—	—	—	—
Stock-based compensation expense	—	—	30,051	—	—	30,051
Other comprehensive loss	—	—	—	(4,806)	—	(4,806)
Net loss	—	—	—	—	(240,341)	(240,341)
Balance as of March 31, 2022	120,729	$1,207	$6,116,558	$(38,065)	$(5,678,534)	$401,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(174,101)	$(240,341)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,065	9,460
Amortization and interest accretion related to operating leases	12,014	10,318
Non-cash interest expense on liability related to the sale of future royalties	25,275	27,702
Stock-based compensation	39,947	29,293
Realized and unrealized loss on marketable equity securities	2,267	31,161
Change in fair value of development derivative liability	6,471	13,782
Other	(6,276)	7,395
Changes in operating assets and liabilities:
Accounts receivable, net	19,153	39,696
Inventory	(403)	1,926
Prepaid expenses and other assets	(1,235)	(29,852)
Accounts payable, accrued expenses and other liabilities	(81,975)	(48,736)
Operating lease liability	(12,827)	(10,672)
Deferred revenue	(8,850)	(12,325)
Net cash used in operating activities	(166,475)	(171,193)
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,891)	(17,859)
Purchases of marketable securities	(435,746)	(634,705)
Sales and maturities of marketable securities	373,420	505,220
Proceeds from maturity of restricted investments	49,225	9,400
Purchases of restricted investments	(49,225)	(9,400)
Other investing activities	—	(75)
Net cash used in investing activities	(76,217)	(147,419)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	42,371	27,123
Proceeds from development derivative	4,000	7,833
Net cash provided by financing activities	46,371	34,956
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,176	(2,238)
Net decrease in cash, cash equivalents and restricted cash	(194,145)	(285,894)
Cash, cash equivalents and restricted cash, beginning of period	868,556	822,153
Cash, cash equivalents and restricted cash, end of period	$674,411	$536,259
Supplemental disclosure of cash flows:
Cash paid for interest	$13,912	$14,120
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$4,034	$8,318
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
As of March 31, 2023, we have five marketed products, including one partnered product, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the United States, or U.S., Europe and Japan.
2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying condensed consolidated financial statements of Alnylam are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 23, 2023. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.
The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In our condensed consolidated financial statements, we use estimates and assumptions related to our inventory valuation and related reserves, liability related to the sale of future royalties, development derivative liability, income taxes, revenue recognition, research and development expenses, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2023, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
ONPATTRO
United States	$29,817	$62,307
Europe	59,678	53,181
Rest of World	12,998	21,521
Total	102,493	137,009

AMVUTTRA
United States	79,013	—
Europe	6,768	—
Rest of World	15,987	—
Total	101,768	—

GIVLAARI
United States	30,291	23,675
Europe	14,471	9,688
Rest of World	3,144	1,914
Total	47,906	35,277

OXLUMO
United States	9,057	5,412
Europe	13,309	8,158
Rest of World	1,795	1,016
Total	24,161	14,586

Total net product revenues	$276,328	$186,872
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of March 31, 2023	As of December 31, 2022
Receivables included in “Accounts receivable, net”	$190,931	$203,844

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
Regeneron Pharmaceuticals	$19,990	$12,412
Novartis AG	14,933	13,136
Other	1,539	397
Total	$36,462	$25,945

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of March 31, 2023	As of December 31, 2022
Receivables included in “Accounts receivable, net”	$22,572	$32,342
Contract liabilities included in “Deferred revenue”	$226,789	$235,528
We recognized revenue of $15.4 million and $9.5 million in the three months ended March 31, 2023 and 2022, respectively, that was included in the contract liability balance at the beginning of the period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended March 31,
	2023			2022
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$8,516	$1,240	$9,363	$1,437	$622	$9,308
Other	312	126	360	156	42	160
Total	$8,828	$1,366	$9,723	$1,593	$664	$9,468
The research and development expenses incurred for the agreements included in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the three months ended March 31, 2023 and 2022, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
In addition, we recognized a reduction to our research and development expenses of $5.7 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively, from cost reimbursement due under certain of our collaboration agreements with Regeneron Pharmaceuticals, Inc., or Regeneron, accounted for under Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Under the terms of the Regeneron Collaboration, we are working exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial research period of approximately five years, which we refer to as the Initial Research Term. Regeneron has an option to extend the Initial Research Term (referred to as the Research Term Extension Period, and together with the Initial Research Term, the Research Term) for up to an additional five years, for a research term extension fee of $300.0 million. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver, including our previously announced collaboration with Regeneron to identify RNAi therapeutics for the chronic liver disease nonalcoholic steatohepatitis. We retain broad global rights to all of our other unpartnered liver-directed clinical and pre-clinical pipeline programs. The Regeneron Collaboration is governed by a joint steering committee that is comprised of an equal number of representatives from each party.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We allocated the initial transaction price to each unit of account based on the applicable accounting guidance as follows, in thousands:

Performance Obligations	Standalone Selling Price	Transaction Price Allocated
Research Services Obligation	$130,700	$183,100
C5 License Obligation	97,600	92,500
C5 Co-Co Obligation	364,600	246,000
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
For the Research Services Obligation, the C5 License Obligation, and the C5 Co-Co Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of March 31, 2023, the total transaction price was determined to be $559.6 million. Revenue recognized under this agreement is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of March 31, 2023	As of March 31, 2023	As of December 31, 2022
Research Services Obligation	$215,680	$23,000	$26,200
C5 License Obligation	97,900	6,000	7,000
C5 Co-Co Obligation	246,000	191,100	193,600
	$559,580	$220,100	$226,800

	Revenue Recognized During
Performance Obligations	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Research Services Obligation	$10,700	$7,200
C5 License Obligation	2,200	1,300
C5 Co-Co Obligation	2,500	2,300
	$15,400	$10,800
As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation, C5 License Obligation and C5 Co-Co Obligation that was unsatisfied was $274.4 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Novartis AG
2013 Collaboration with The Medicines Company
In February 2013, we and The Medicines Company, or MDCO, entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9, or PCSK9, for the treatment of hypercholesterolemia and other human diseases, including inclisiran. We refer to this agreement, as amended through the date hereof, as the MDCO License Agreement. In 2020, Novartis AG, or Novartis, completed its acquisition of MDCO and assumed all rights and obligations under the MDCO License Agreement. Additional details regarding the terms, milestones earned upon the achievement of certain events and additional milestones we are entitled to receive upon the achievement of future events under the MDCO License Agreement are described in Note 4 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 23, 2023.
Novartis License Agreement
In December 2021, we and Novartis entered into a collaboration and license agreement, or the Novartis License Agreement, pursuant to which we granted to Novartis an exclusive, worldwide license to develop, manufacture and commercialize siRNAs targeting end-stage liver disease, or ESLD, potentially leading to the development of a treatment designed to promote the regrowth of functional liver cells and to provide an alternative to transplantation for patients with liver failure. Additional details regarding the terms and transaction price under the Novartis License Agreement are described in Note 4 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 23, 2023.
Other
In addition to the collaboration agreements discussed above, we have various other collaboration agreements that are not individually significant to our operating results or financial condition at this time. Pursuant to the terms of those agreements, we may be required to pay, or we may receive, additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones) which in the aggregate could be significant. We may also incur, or be reimbursed for, significant research and development costs. In addition, if any products related to these collaborations are approved for sale, we may be required to pay, or we may receive, royalties on future sales. The payment or receipt of these amounts, however, is contingent upon the occurrence of various future events.
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
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. As of March 31, 2023, our estimate of this total interest expense resulted in an effective annual interest rate of 8%. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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
As of March 31, 2023, the carrying value of the liability related to the sale of future royalties was $1.31 billion, net of closing costs of $10.6 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2023 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2022	$1,292,304
Interest expense recognized	25,275
Payments	(8,673)
Carrying value as of March 31, 2023	$1,308,906
6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$214,257	$214,257	$—	$—
Corporate notes	2,494	—	2,494	—
Commercial paper	1,694	—	1,694	—
Marketable debt securities:
U.S. treasury securities	742,312	—	742,312	—
U.S. government-sponsored enterprise securities	335,557	—	335,557	—
Corporate notes	190,651	—	190,651	—
Commercial paper	90,556	—	90,556	—
Certificates of deposit	13,498	—	13,498	—
Marketable equity securities	25,856	25,856	—	—
Restricted cash (money market funds)	1,200	1,200	—	—
Total financial assets	$1,618,075	$241,313	$1,376,762	$—
Financial liabilities
Development derivative liability	$219,748	$—	$—	$219,748

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$270,394	$270,394	$—	$—
U.S. treasury securities	44,817	—	44,817	—
U.S. government-sponsored enterprise securities	41,763	—	41,763	—
Commercial paper	22,350	—	22,350	—
Certificates of deposit	3,289	—	3,289	—
Corporate notes	1,024	—	1,024	—
Marketable debt securities:
U.S. treasury securities	820,913	—	820,913	—
Corporate notes	208,284	—	208,284	—
U.S. government-sponsored enterprise securities	230,770	—	230,770	—
Commercial paper	36,793	—	36,793	—
Certificates of deposit	1,130	—	1,130	—
Marketable equity securities	28,122	28,122	—	—
Restricted cash (money market funds)	1,197	1,197	—	—
Total financial assets	$1,710,846	$299,713	$1,411,133	$—
Financial liabilities
Development derivative liability	$209,277	$—	$—	$209,277
The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three months ended March 31, 2023 or 2022.
The following tables summarize our marketable debt securities:

	As of March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$744,326	$377	$(2,391)	$742,312
U.S. government-sponsored enterprise securities	337,614	194	(2,251)	335,557
Corporate notes	194,419	50	(1,324)	193,145
Commercial paper	92,250	—	—	92,250
Certificates of deposit	13,498	—	—	13,498
Total	$1,382,107	$621	$(5,966)	$1,376,762

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$870,033	$79	$(4,382)	$865,730
U.S. government-sponsored enterprise securities	275,610	24	(3,101)	272,533
Corporate notes	211,398	16	(2,106)	209,308
Commercial paper	59,143	—	—	59,143
Certificates of deposit	4,419	—	—	4,419
Total	$1,420,603	$119	$(9,589)	$1,411,133
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of March 31, 2023	As of December 31, 2022
Marketable debt securities	$1,372,574	$1,297,890
Cash and cash equivalents	4,188	113,243
Total	$1,376,762	$1,411,133
8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of March 31, 2023	As of December 31, 2022
Raw materials	$22,875	$22,315
Work in progress	110,976	113,783
Finished goods	29,534	25,606
Total	$163,385	$161,704
As of March 31, 2023 and December 31, 2022, we had $31.5 million and $32.7 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
(In thousands)	2023	2022
Cash and cash equivalents	$672,245	$534,081
Total restricted cash included in other assets	2,166	2,178
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$674,411	$536,259

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$(32,792)	$(1,092)	$(9,470)	$(1,300)	$(44,654)
Other comprehensive (loss) income before reclassifications	—	—	(9)	1,410	1,401
Amounts reclassified from other comprehensive income (loss)	—	(5)	4,134	—	4,129
Net other comprehensive (loss) income	—	(5)	4,125	1,410	5,530
Balance as of March 31, 2023	$(32,792)	$(1,097)	$(5,345)	$110	$(39,124)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$(32,792)	$(2,811)	$(1,630)	$3,974	$(33,259)
Other comprehensive income before reclassifications	—	—	1	2,376	2,377
Amounts reclassified from other comprehensive income (loss)	—	35	(7,218)	—	(7,183)
Net other comprehensive income (loss)	—	35	(7,217)	2,376	(4,806)
Balance as of March 31, 2022	$(32,792)	$(2,776)	$(8,847)	$6,350	$(38,065)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We may not redeem the Notes prior to September 20, 2025. We may redeem for cash equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest of all or any portion of the Notes, at our option, on or after September 20, 2025, if the last reported sales price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. No sinking fund is provided for the Notes and therefore we are not required to redeem or retire the Notes periodically.
If we undergo a fundamental change, as defined in the indenture agreement, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such corporate event. The conditions allowing holders of the Notes to convert were not met this quarter.
As of March 31, 2023, the Notes are classified as a long-term liability, net of issuance costs of $19.2 million, on the condensed consolidated balance sheets. As of March 31, 2023, the estimated fair value of the Notes was approximately $1.03 billion. The fair value was determined based on the last actively traded price per $100 of the Notes for the three months ended March 31, 2023 (Level 2). The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of March 31, 2023, the effective interest rate of the Notes is 1%.
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
We evaluated the Capped Call Transactions and determined that they should be accounted for separately from the Notes. The cost of $118.6 million to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2023 as the Capped Call Transactions are indexed to our own stock and met the criteria to be classified in stockholders' equity.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of March 31, 2023, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, assuming regulatory approval for ATTR-cardiomyopathy, (iv) our cost of borrowing (12%), and (v) Blackstone Life Sciences' cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2022	$209,277
Amount received under the Funding Agreement	4,000
Loss recorded from remeasurement	6,471
Carrying value as of March 31, 2023	$219,748
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended March 31,
(In thousands)	2023	2022
Research and development	$16,232	$11,617
Selling, general and administrative	23,715	17,676
Total	$39,947	$29,293

12. NET LOSS PER COMMON SHARE
We compute basic net loss per common share by dividing net loss by the weighted-average number of common shares outstanding. We compute diluted net loss per common share by dividing net loss by the weighted-average number of common

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
shares and dilutive potential common share equivalents then outstanding during the period. In the diluted net loss per share calculation, net loss would be adjusted for the elimination of interest expense on the Convertible debt. Potential common shares consist of shares issuable upon the vesting of restricted stock units, the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding shares using the treasury stock method) and upon conversion of the convertible debt outstanding during the period (calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later). Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of March 31,
(In thousands)	2023	2022
Options to purchase common stock, inclusive of performance-based stock options	8,428	12,785
Unvested restricted stock units, inclusive of performance-based restricted stock units	2,547	1,918
Convertible debt	3,616	—
Total	14,591	14,703

13. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of March 31, 2023, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On February 8, 2023, we received notification from the U.S. Patent Office that a third patent would issue on February 28, 2023, as U.S. Patent No. 11,590,229, which we also believe Pfizer and Moderna’s COVID-19 vaccines infringe upon. On February 15, 2023, we filed a motion with the court to add this patent to the existing cases against Pfizer and Moderna.
On April 26, 2023, the court held a hearing and denied Moderna’s partial motion to dismiss those claims for sales under 1498(2), our motion to add the 11,590,229 patent to the current lawsuits as well as a motion filed by Moderna to add certain invalidity arguments made by Pfizer in our case to supplement Moderna’s invalidity arguments previously made.
The court has set a trial date of November 12, 2024, for Alnylam v. Moderna and November 18, 2024, for Alnylam v. Pfizer/BioNTech.
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification provisions as of March 31, 2023.

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
Our research and development strategy is to target genetically validated genes that have been implicated in the cause or pathway of human disease. We utilize a N-acetylgalactosamine (GalNAc) conjugate approach or lipid nanoparticle (LNP) to enable hepatic delivery of siRNAs. For delivery to the central nervous system, or CNS, and the eye (ocular delivery), we are utilizing an alternative conjugate approach based on a hexadecyl (C16) moiety as a lipophilic ligand. We are also advancing approaches for heart, skeletal muscle and adipose tissue delivery of siRNAs. Our focus is on clinical indications where there is a high unmet need, a genetically validated target, early biomarkers for the assessment of clinical activity in Phase 1 clinical studies, and a definable path for drug development, regulatory approval, patient access and commercialization.
In early 2021, we launched our Alnylam P5x25 strategy, which focuses on our planned transition to a top-tier biotech company, as measured by market capitalization, by the end of 2025. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, while delivering exceptional financial performance.
We currently have five marketed products and more than ten clinical programs, including several in late-stage development, across four Strategic Therapeutic Areas, or “STArs:” Genetic Medicines; Cardio-Metabolic Diseases; Hepatic Infectious Diseases; and CNS/Ocular Diseases. Four of our marketed products are within the Genetic Medicines STAr, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO.
ONPATTRO is approved by the United States Food and Drug Administration, or the FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries, including Brazil. In August 2022, we reported positive results from the APOLLO-B Phase 3 study of patisiran (the non-branded name of ONPATTRO) in patients with transthyretin amyloidosis, or ATTR amyloidosis, with cardiomyopathy, and in December 2022, we submitted a supplemental New Drug Application, or sNDA, to the FDA for ONPATTRO as a potential treatment of the cardiomyopathy of ATTR amyloidosis. In February 2023, the FDA accepted the sNDA for filing and set an action date of October 8, 2023 under the Prescription Drug User Fee Act, or PDUFA. The FDA also indicated in the sNDA filing communication letter that it is planning to hold an advisory committee meeting to discuss the application and that it had not identified any potential review issues at such time. In March, 2023, we submitted an sNDA to the Brazilian Health Regulatory Agency (ANVISA) for ONPATTRO for the treatment of the cardiomyopathy of ATTR amyloidosis.
AMVUTTRA is approved in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults. In September 2022, AMVUTTRA was granted marketing authorization in Europe and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, and in Japan for the treatment of TTR type familial amyloidosis with polyneuropathy. In December 2022, AMVUTTRA was approved in Brazil for the treatment of hATTR amyloidosis in adults. Regulatory filings in other territories are currently under review and additional filings are pending or planned during 2023 and beyond.
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
Our fifth product, Leqvio (inclisiran), is in the Cardio-Metabolic Diseases STAr. Leqvio is being developed and commercialized by our partner Novartis AG, or Novartis, and has received marketing authorization from the European

Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of LDL-C. As of the end of March 2023, Leqvio has been approved in more than 75 countries.
In addition to our marketed products, we have multiple late-stage investigational programs advancing toward potential commercialization. These programs include our wholly owned programs: patisiran (the non-branded drug name for ONPATTRO) for the treatment of ATTR amyloidosis, (wild-type or hereditary) with cardiomyopathy; vutrisiran (the non-branded drug name for AMVUTTRA) for the treatment of ATTR (wild-type or hereditary) amyloidosis with cardiomyopathy; as well as fitusiran for the treatment of hemophilia, which is being advanced by our partner Genzyme Corporation, a Sanofi Company, or Sanofi; and cemdisiran for the treatment of complement-mediated diseases, where our partner Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing cemdisiran in combination with pozelimab in Phase 3 studies in myasthenia gravis and paroxysmal nocturnal hemoglobinuria.
As part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative prevalent disease medicines. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, or AGT, in development for the treatment of hypertension. In November 2021, we reported positive interim data from the ongoing Phase 1 study of zilebesiran, and initiated the KARDIA Phase 2 clinical studies for zilebesiran. KARDIA-1 is designed to evaluate zilebesiran as a monotherapy across different doses administered quarterly and biannually. KARDIA-2 will evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. Topline results from the KARDIA-1 and KARDIA-2 Phase 2 studies are anticipated in mid-2023 and at or around year-end 2023, respectively. We are also advancing ALN-APP, an investigational RNAi therapeutic targeting amyloid precursor protein in development for the treatment of Alzheimer’s disease and cerebral amyloid angiopathy. In April 2023, we reported positive interim results from the ongoing single ascending dose part of the Phase 1 study of ALN-APP in patients with early-onset Alzheimer’s disease. These results establish the first human translation of our proprietary C16-siRNA conjugate platform for CNS delivery and are the first clinical demonstration of gene silencing in the human brain using an RNAi therapeutic.
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
We have incurred significant losses since we commenced operations in 2002 and as of March 31, 2023, we had an accumulated deficit of $6.74 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses, however we expect 2019 represents our peak operating loss year as we transition towards a self-sustainable financial profile. We anticipate that our operating results will continue to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of March 31, 2023, we generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the U.S., Europe and Japan. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell our approved products or any other products approved in the future. A portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Vir and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances. Such alliances include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our partner Novartis, as well as proceeds from the sale of equity or debt.
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
We used approximately $762.0 million of the net proceeds from the offering of the Notes to repay borrowings, inclusive of prepayment premiums, under our credit agreement with Blackstone, and we intend to use the remainder of the net proceeds for general corporate purposes.
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

The chart below is a summary of our commercial products and late- and early-stage development programs as of April 2023. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):

- ● Genetic Medicines
- ● Cardio-Metabolic Diseases
- ● Infectious Diseases
- ● CNS/Ocular Diseases

		EARLY/MID-STAGE *(IND/CTA Filed-Phase 2)*	LATE STAGE *(Phase 2-Phase 3)*	REGISTRATION/ COMMERCIAL[1]	COMMERCIAL RIGHTS
onpattro (patisiran)	*hATTR Amyloidosis with PN*			●	Global
amvuttra (vutrisiran)	*hATTR Amyloidosis with PN*			●	Global
GIVLAARI (givosiran)	*Acute Hepatic Porphyria*			●	Global
OXLUMO (lumasiran)	*Primary Hyperoxaluria Type 1*			●	Global
LEQVIO (inclisiran)	*Hypercholesterolemia*			●	Milestones & up to 20% Royalties[2]
Patisiran**	*ATTR Amyloidosis with CM*			●	Global
Vutrisiran	*ATTR Amyloidosis with CM*		●		Global
Fitusiran*	*Hemophilia*		●		15-30% Royalties
Cemdisiran (+/- Pozelimab)[3*]	*Complement-Mediated Diseases*		●		Global; Milestone/Royalty
ALN-TTRsc04*	*ATTR Amyloidosis*	●			Global
Belcesiran[4*]	*Alpha-1 Liver Disease*	●			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[5*]	*Hepatitis B Virus Infection*	●			50-50 option post-Phase 2
Zilebesiran*	*Hypertension*	●			Global
ALN-HSD[6*]	*NASH*	●			Royalty
ALN-APP*	*Alzheimer's Disease; Cerebral Amyloid Angiopathy*	●			50-50
ALN-PNP*	*NASH*	●			50-50
ALN-KHK*	*Type 2 Diabetes*	●			Global

[1] Includes marketing application submissions; [2] Novartis has obtained global rights to develop, manufacture and commercialize inclisiran; 50% of inclisiran royalty revenue from Novartis will be payable to Blackstone by Alnylam; [3] Alnylam and Regeneron are evaluating potential combinations of the investigational therapeutics cemdisiran and pozelimab; [4] Novo Nordisk is leading and funding development of belcesiran; [5] Vir is leading and funding development of ALN-HBV02; [6] Regeneron is leading and funding development of ALN-HSD; * Not approved for any indication and conclusions regarding the safety or efficacy of the drug have not been established; ** U.S. sNDA accepted; PDUFA Oct. 8, 2023. **As of May 2023**

During the first quarter of 2023 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: ONPATTRO & AMVUTTRA
•We achieved global net product revenues for ONPATTRO and AMVUTTRA for the first quarter of 2023 of $102.5 million and $101.8 million, respectively.
Total Ultra-Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the first quarter of 2023 of $47.9 million and $24.2 million, respectively.
Leqvio
•Our partner, Novartis, continued the launch of Leqvio in the U.S. and in other markets, with focus on patient on-boarding, removing access hurdles and enhancing medical education.
Late-Stage Clinical Development
•We continued to advance patisiran, in development for the treatment of ATTR amyloidosis:
◦Submitted 18-month data from the APOLLO-B Phase 3 study to the U.S. FDA as part of the sNDA review for ONPATTRO (patisiran) for the treatment of the cardiomyopathy of ATTR amyloidosis.
•Our partner, Sanofi, announced results from ATLAS-INH and ATLAS-A/B Phase 3 studies of fitusiran were published in The Lancet and The Lancet Haematology.
•Our partner, Regeneron, announced that it has initiated a Phase 2 study of ALN-HSD in patients with NASH.
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate or obtain approval or the desired labeling for the product candidate from regulatory authorities. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products or any approved product for an expanded indication in a timely manner or successfully launch, market and sell any of our commercially approved products, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
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
Critical Accounting Policies and Estimates
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on February 23, 2023. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Total revenues	$319,290	$213,259	$106,031	50%
Operating costs and expenses	$469,097	$359,991	$109,106	30%
Loss from operations	$(149,807)	$(146,732)	$(3,075)	2%
Net loss	$(174,101)	$(240,341)	$66,240	(28)%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Net product revenues	$276,328	$186,872	$89,456	48%
Net revenues from collaborations	36,462	25,945	10,517	41%
Royalty revenue	6,500	442	6,058	1,371%
Total	$319,290	$213,259	$106,031	50%

Net Product Revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
ONPATTRO
United States	$29,817	$62,307	$(32,490)	(52)%
Europe	59,678	53,181	6,497	12%
Rest of World	12,998	21,521	(8,523)	(40)%
Total	102,493	137,009	(34,516)	(25)%

AMVUTTRA
United States	79,013	—	79,013	N/A
Europe	6,768	—	6,768	N/A
Rest of World	15,987	—	15,987	N/A
Total	101,768	—	101,768	N/A

GIVLAARI
United States	30,291	23,675	6,616	28%
Europe	14,471	9,688	4,783	49%
Rest of World	3,144	1,914	1,230	64%
Total	47,906	35,277	12,629	36%

OXLUMO
United States	9,057	5,412	3,645	67%
Europe	13,309	8,158	5,151	63%
Rest of World	1,795	1,016	779	77%
Total	24,161	14,586	9,575	66%

Total net product revenues	$276,328	$186,872	$89,456	48%
Net product revenues increased during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the U.S. launch of AMVUTTRA in the third quarter of 2022, partially offset by a decrease of demand for ONPATTRO due to patient switches to AMVUTTRA. Additional growth was provided by an increase in patients on GIVLAARI and OXLUMO therapies.
We expect net product revenues to increase during 2023, as compared to 2022, as we continue to add new patients onto our commercial products, as well as launch these products into additional markets, assuming regulatory approvals.
Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Regeneron Pharmaceuticals	$19,990	$12,412	$7,578	61%
Novartis AG	14,933	13,136	1,797	14%
Other	1,539	397	1,142	288%
Total	$36,462	$25,945	$10,517	41%

Net revenues from collaborations increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to an increase in revenue recognized in connection with our collaboration agreement with Regeneron, attributed to an increase in reimbursable activities under our research services arrangement in addition to an increase in revenue recognized associated with our licensed programs within the collaboration.
Royalty revenue increased during the three months ended March 31, 2023, as compared to the same period in 2022, due to increased royalties received from global net sales of Leqvio by our partner, Novartis.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors including the level of work reimbursed by partners, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. We expect variability in net revenues from collaboration and royalty revenue in 2023, as compared to 2022, due to the timing of manufacturing activities, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Cost of goods sold	$41,432	$23,457	$17,975	77%
Cost of goods sold as a percentage of net product revenues	15.0%	12.6%

Cost of collaborations and royalties	13,437	12,170	1,267	10%
Research and development	230,569	169,893	60,676	36%
Selling, general and administrative	183,659	154,471	29,188	19%
Total	$469,097	$359,991	$109,106	30%
Cost of goods sold
Cost of goods sold as a percentage of net product revenues increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increased royalties due to third-parties driven by the increase in sales of AMVUTTRA partially offset by lower manufacturing costs for AMVUTTRA compared with ONPATTRO.
We expect cost of goods sold and cost of goods sold as a percentage of net product revenues will increase during 2023, as compared to 2022, primarily as a result of an expected increase in total net product sales as well as increased AMVUTTRA royalties.
Cost of collaborations and royalties
Cost of collaborations and royalties increased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to timing and demand of GalNAc material supply to our collaboration partners to support certain product manufacturing and ongoing clinical trials.
We anticipate variability in the cost of collaborations and royalties during 2023, as compared to 2022, due to the timing and demand of GalNAc material to be supplied to our collaboration partners.
Research and development
Research and development expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Clinical research and outside services	$111,597	$76,880	$34,717	45%
Compensation and related	64,720	51,300	13,420	26%
Occupancy and all other costs	38,020	30,096	7,924	26%
Stock-based compensation	16,232	11,617	4,615	40%
Total	$230,569	$169,893	$60,676	36%

For the three months ended March 31, 2023, the increase in research and development expenses, as compared to the same period in 2022, was primarily due to the following:
•Increased clinical research and outside services associated with the APOLLO-B (patisiran), HELIOS-B (vutrisiran), and KARDIA-1/KARDIA-2 (zilebesiran) clinical studies, and manufacturing related expenses associated with our pre-clinical activities; and
•Increased compensation and related expenses as a result of increased headcount to support our R&D pipeline and development expenses.
During the three months ended March 31, 2023 and 2022, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical expenses, including the manufacture of clinical product.
The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended March 31,
(In thousands)	2023	2022
Regeneron Pharmaceuticals	$19,119	$11,367
Other	798	358
Total	$19,917	$11,725
Selling, general and administrative
Selling, general and administrative expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Compensation and related	$74,326	$60,283	$14,043	23%
Consulting and professional services	50,688	44,461	6,227	14%
Occupancy and all other costs	34,930	32,051	2,879	9%
Stock-based compensation	23,715	17,676	6,039	34%
Total	$183,659	$154,471	$29,188	19%
For the three months ended March 31, 2023, the increase in selling, general and administrative expenses, as compared to the same period in 2022, was primarily due to increased compensation and related expenses as a result of increased headcount and other strategic investments in support of the global launch of AMVUTTRA and other expenses to support our strategic growth.
We expect that research and development expenses combined with selling, general and administrative expenses will increase during 2023, as compared to 2022, as we continue to advance and develop our platform and pipeline, advance our product candidates, including partnered programs, into later-stage development, prepare regulatory submissions and continue to build-out our global commercial and compliance infrastructure and field team to support our commercial portfolio as well as launch our commercial products into additional markets, assuming regulatory approvals. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change
Interest expense	$(28,955)	$(42,362)	$13,407	(32)%
Interest income	18,655	1,012	17,643	1,743%
Other expense, net
Realized and unrealized losses on marketable equity securities	(2,267)	(31,161)	28,894	(93)%
Change in fair value of development derivative liability	(6,471)	(13,782)	7,311	(53)%
Other	(3,517)	(6,331)	2,814	(44)%
Total	$(22,555)	$(92,624)	$70,069	(76)%
Total other expense decreased during the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to the following:
•Decreased realized and unrealized losses on our marketable equity securities holdings;
•Decreased interest expense as a result of a more favorable interest rate under the Notes compared with the interest rate under the credit facility held with Blackstone as executed and extinguished in September 2022, respectively; and
•Increased interest income driven by higher market interest rates on our marketable debt securities.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(166,475)	$(171,193)
Net cash used in investing activities	$(76,217)	$(147,419)
Net cash provided by financing activities	$46,371	$34,956
Operating activities
Net cash used in operating activities decreased during the three months ended March 31, 2023, compared to the same period ended 2022, primarily due to decreased cash disbursements related to working capital payments.
Investing activities
Net cash used in investing activities decreased during the three months ended March 31, 2023, compared to the same period ended 2022, primarily due to net activities related to our marketable debt securities.
Financing activities
Net cash provided by financing activities increased during the three months ended March 31, 2023, compared to the same period ended 2022, primarily due to increased net proceeds from the issuance of common stock in connection with stock option exercises and other types of equity.
Additional Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of March 31, 2023, have received regulatory approval and commercially launched four products. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products or successfully expand the indications for our approved products, including ONPATTRO and AMVUTTRA in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Our expected working and other capital requirements are described in our 2022 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2023, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital

Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2022 Annual Report on Form 10-K.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable equity and debt securities as of March 31, 2023, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there have been no significant changes to the financial market risks described as of December 31, 2022. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The COVID-19 pandemic and its variants and the future outbreak of other highly infectious or contagious diseases, may directly or indirectly adversely affect our business, results of operations and financial condition.
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
•We have limited manufacturing capabilities and resources, and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.
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
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval and launched ONPATTRO in several additional territories. In 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA and has since received approval in several additional territories, and in 2020, the FDA and EMA approved our third product, OXLUMO, which received additional regulatory approvals in 2021 and 2022. In June 2022, the FDA approved AMVUTTRA, which was granted marketing authorization in Europe and the UK in September 2022 and has since received regulatory approval in Japan and Brazil. We also have multiple product candidates in late-stage clinical development. While we have commercially launched four products, we cannot predict whether we will successfully market and sell our approved products, or successfully expand the indications of certain of our approved products. For example, in August and September 2022, we reported positive safety and efficacy results from the APOLLO-B Phase 3 clinical trial of patisiran, which was designed and powered to evaluate the effects of patisiran on functional capacity and quality of life in patients with ATTR amyloidosis with cardiomyopathy. While we believe that the APOLLO-B results after 12 months validate the therapeutic hypothesis of RNAi therapeutics targeting TTR as potential treatment for patients with ATTR amyloidosis with cardiomyopathy and submitted an sNDA to the FDA that was accepted for review in February 2023, we cannot be certain that the results from the APOLLO-B clinical trial will support regulatory approval of patisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy.
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
We have experienced significant operating losses since our inception. As of March 31, 2023, we had an accumulated deficit of $6.74 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2023 and beyond, we may never attain profitability or positive cash flow from operations. For the three months ended March 31, 2023, we recognized $276.3 million in net product revenues from sales of ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO. While we believe 2019 was our peak operating loss year, we expect to continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self-sustainability by the end of 2025. While we believe our current cash, cash equivalents and marketable equity and debt securities, as well as the revenue we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies, including Novartis and Regeneron. We cannot be certain that we will be able to maintain our existing alliances, secure and maintain new alliances, meet the obligations, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances. Moreover, we cannot be certain that our partners, including Novartis, will continue to successfully execute their obligations under our alliance agreements and generate additional revenues for us.
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
The COVID-19 pandemic and its variants, and the future outbreak of other highly infectious or contagious diseases, may directly or indirectly adversely affect our business, results of operations and financial condition.
The ongoing COVID-19 pandemic continues to evolve and the ultimate impact of this pandemic remains uncertain. COVID-19 has and could continue to impact our operations and those of our third-party partners.
In response to the spread of COVID-19, we took, and have continued to take, both temporary and ongoing precautionary measures, intended to help minimize the risk of the virus to our employees and their families, including implementing flexible work arrangements for nearly all employees who were able to perform their duties remotely. Working arrangements for many of our employees differ from the arrangements before the COVID-19 pandemic, and we expect a number of employees will continue to work in a remote capacity or a hybrid of in-person and remote work. Changes in flexible working arrangements could impact employee retention, employees' productivity and morale, and could strain our technology resources and introduce operational risks. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our move to a hybrid working environment.
In the future, we may experience disruptions from COVID-19 or a future pandemic that could impact our business and operations, including our ability to successfully commercialize our approved products, and we may not be able to meet expectations with respect to commercial sales as a result. In addition, we may also experience decreased patient demand for our approved products if current or potential patients decide to delay treatment as a result of the COVID-19 or a future pandemic. Business interruptions from the current or future pandemics, including staffing shortages, raw material or other supply chain shortages, production slowdowns and disruptions in delivery systems, may also adversely impact the third parties we or our partners rely on in the U.S. and abroad to sufficiently manufacture our approved products and to produce product candidates in quantities we require, which may impair our commercialization efforts, our research and development activities and the potential commercialization of our product candidates.
Additionally, timely completion of pre-clinical activities and initiation of planned clinical trials are dependent upon the availability of, for example, pre-clinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as the ongoing COVID-19 pandemic. We are conducting and plan to continue to conduct pre-clinical activities and clinical trials for our drug product candidates in geographies which have been and may again be affected by COVID-19, and any resurgence of the COVID-19 pandemic and its variants could have an impact on various aspects of our ongoing clinical trials and on the clinical trials and pre-clinical studies we expect to initiate during 2023.
Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic or future public health emergencies, which could impact review, inspection and approval timelines. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the agency does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed.
While the ultimate impact of COVID-19 on our business is uncertain, any negative impacts of COVID-19, alone or in combination with others, could exacerbate other risk factors discussed herein. The full extent to which COVID-19 will negatively affect our operations, financial performance, and stock price will depend on future developments that are highly uncertain and cannot be predicted.
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
Russia’s invasion of Ukraine, and the global response, including the imposition of sanctions by the U.S., EU and other countries, has resulted in global business disruptions and economic volatility and may have an adverse impact on our business, including our clinical trials. The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could continue to have an adverse impact on macroeconomic factors that might affect our business and operations.
Additionally, the ongoing conflict in Ukraine has disrupted the ability of our contract research organizations, or CROs, to conduct clinical trials at certain sites in Ukraine. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete our clinical trials on schedule. However, interruptions of our clinical trials could significantly delay our clinical development plans and potential authorization or approval of our product candidates, which could increase our costs and jeopardize our ability to successfully commercialize our product candidates.
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
As of March 31, 2023, we had $2.07 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
We may not be successful in entering into future alliances on terms favorable to us due to various factors, including our ability to demonstrate improved product profiles from our new technologies, including our IKARIA and GEMINI platforms, our ability to successfully demonstrate proof-of-concept for our technology in humans in certain tissues or disease areas, our ability to demonstrate the safety and efficacy of our specific drug candidates, our ability to manufacture or have third parties manufacture RNAi therapeutics, the strength of our intellectual property and/or concerns around challenges to our intellectual property. For example, the occurrence of a fatal thrombotic serious adverse event, or SAE, in our fitusiran study in 2017 and a subsequent pause in dosing and enrollment in fitusiran clinical studies in 2020 could contribute to further concerns about the safety of specific therapeutic candidates or therapeutic candidates for specific diseases. Even when we succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed, challenges are raised as to the validity or scope of our intellectual property, we are unable to secure adequate reimbursement from payors or sales of an approved drug are lower than we expected.
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
We have limited manufacturing capabilities and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.
We have limited manufacturing capabilities, and in order to continue to commercialize our approved products, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments that is not required to be produced under good manufacturing practice standards. During 2012, we developed current good manufacturing practice, or cGMP, capabilities and processes for the manufacture of patisiran formulated bulk drug product for late stage clinical trial use and commercial supply. In addition, during 2020, we completed construction and qualification of our cGMP manufacturing facility in Norton, Massachusetts where we manufacture drug substance for clinical and, eventually, will manufacture for commercial use. In December 2020, we began cGMP operations, and we believe this facility will enable us to initiate manufacturing for multiple new early-stage programs over the next few years, as well as provide us the manufacturing capabilities to support our late-stage and commercial programs in the future.
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
In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have very limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product, supply delays and shortages. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in March 2020, and requires that manufacturers have in place a risk management plan that identifies and evaluates the risks to the supply of approved drugs for certain serious diseases or conditions for each establishment where the drug or active pharmaceutical ingredient is manufactured. The risk management plan will be subject to FDA review during an inspection. If we experience shortages in the supply of our marketed products, as a result of COVID-19 or otherwise, our results could be materially impacted.
In developing manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. Also, we have had to, and will likely need to continue to, hire and train qualified employees to staff our facilities. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Given our dependence on a limited number of CMOs to supply our commercial products and clinical candidates, and our dependence on our own facility, any delay in supply could impact our ability to procure sufficient supplies for our approved products, and the development of our product candidates could also be delayed. Any delay or setback in the manufacture of our approved products could impede ongoing commercial supply, which could significantly impact our revenues and operating results. In addition, to the extent we or our partners rely on CMOs outside of the U.S. to supply drug substance for our product candidates, any delays or disruptions in supply could have a material adverse impact on the research and development activities and potential commercialization of our or our partners' product candidates.
The manufacturing process for our approved products and any other products that we may develop is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborators' product candidates. For example, in April 2022, due to an amendment to our existing regulatory submission to address a pending inspection classification at a third-party secondary packaging and labeling facility, the FDA extended the review timeline of the NDA for vutrisiran. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply.
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
We rely on third parties to conduct our clinical trials and source certain materials for our pre-clinical testing and studies, and if they fail to fulfill their obligations, our development plans may be adversely affected.
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
Before conducting clinical trials to demonstrate the safety and efficacy of our product candidates in humans in support of Investigational New Drug, or IND, applications or similar applications in other jurisdictions, we must complete pre-clinical studies, which includes animal studies. In addition, we rely on third-party service providers to source certain materials for such pre-clinical studies. Our ability to complete our pre-clinical studies is contingent on, among other things, our ability to source animals and other supplies required for the conduct of such studies. If we are unable to obtain such supplies, we may be unable to complete such pre-clinical studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates that have customarily been imported from the People’s Republic of China, or the PRC, and Cambodia. The supply of these non-human primates is currently constrained due to factors such as their limited worldwide availability, trade relations between the U.S. and the PRC, and heightened scrutiny of non-human primates originating from Cambodia following allegations in late 2022 that certain Cambodian businesses and government officials may have engaged in the smuggling of non-human primates. We may encounter delays in obtaining a sufficient supply of such non-human primates to enable the conduct of our pre-clinical studies. Our inability to obtain access to a sufficient supply of these non-human primates in a timely manner or at all may impair our ability to complete pre-clinical studies to support IND applications or similar applications in other jurisdictions or delay the submission of such applications.
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
Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we or our partners may experience difficulty enrolling our clinical trials, including, but not limited to, the ongoing clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. In addition, in November 2018 we announced that due to recruitment challenges, we had discontinued a Phase 2 study of cemdisiran in atypical hemolytic uremic syndrome and are focusing our cemdisiran clinical development efforts in a different indication. Delays or difficulties in patient enrollment, including the enrollment delays in our KARDIA-1 Phase 2 monotherapy study of zilebesiran resulting from the ongoing conflict in Ukraine, or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, including the impact of public health emergencies such as the COVID-19 pandemic, can result in increased costs, longer development times or termination of a clinical trial.
Although our investigational RNAi therapeutics have been generally well-tolerated in our clinical trials to date, new safety findings may emerge. For example, in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic serious adverse event, or SAE, that occurred in a patient with hemophilia A without inhibitors who was receiving fitusiran in our Phase 2 open label extension, or OLE, study. More recently, in October 2020, Sanofi voluntarily paused dosing in all ongoing fitusiran clinical studies to assess reports of non-fatal thrombotic events in patients participating in the ATLAS Phase 3 program. Following an assessment of available data and alignment with regulators, patients restarted on fitusiran under amended protocols in ongoing clinical studies. In October 2021, Sanofi announced that a potential filing date for fitusiran had been moved to 2024 due to the introduction of a revised dosing regimen in the ongoing phase 3 studies.
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
•disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions;
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

Because the drugs we or our partners are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our partners may submit. Moreover, the FDA may respond to these submissions by defining requirements we or our partners may not have anticipated. Such responses could lead to significant delays and increased costs in the development of our or our partnered product candidates. In addition, because there may be approved treatments for some of the diseases for which we or our partners may seek approval, including patisiran and vutrisiran for the treatment of ATTR amyloidosis with cardiomyopathy, or treatments in development which are approved by the time we or they apply for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies may impact the review, inspection and approval timelines for our or our partnered product candidates. During the COVID-19 public health emergency, the FDA worked to ensure timely reviews of applications for medical products in line with its user fee performance goals and conducted mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. In addition, during the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. In July 2021, Novartis announced that the resubmission to the FDA of the inclisiran NDA to address the complete response letter was filed, and the FDA approved Leqvio (which is the trade name under which inclisiran is marketed in the U.S.) in December 2021. The delay in the approval of Leqvio resulted in delayed milestone and royalty revenue to us. Any similar interruption or delay by the FDA, EMA or comparable foreign regulatory agency could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates, which could have a material adverse effect on our financial results. For instance, the FDA may request additional clinical or other data or information in connection with the regulatory review of our or our partners’ product candidates, including patisiran, including by issuing a complete response letter which may require that we or our partners’ submit additional clinical or other data or impose other conditions that must be met in order to secure final approval of our or our partners’ NDA applications, including potentially requiring a facility inspection. Even if such data and information are submitted, or any such inspection is completed, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.
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

Our ability to commercialize our approved products or any future products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. One or more of our approved products and other products for which we are able to obtain marketing approval may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell such product(s) or any future products on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into over 40 value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payers on these agreements is also intended to provide more certainty to them for their investment and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 5.0% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
The Inflation Reduction Act of 2022, or IRA, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. Under the IRA, a second FDA approval for vutrisiran for Stargardt Disease would cause us to lose the single-orphan exemption for AMVUTTRA from Medicare price negotiation. As a result, in October 2022, we announced we would not pursue a Phase 3 clinical trial to study vutrisiran in Stargardt Disease. The effect of the IRA on our business and the healthcare industry in general is developing and may have an additional adverse impact on our industry.
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
Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. In the past, companies in the U.S. were able to rely upon the EU-U.S., UK-U.S. and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers from the EU and the UK to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection

Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board, or EDPB, in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the New SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and also raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland. While SCCs provide an alternative to our Privacy Shield certification for EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general. Any inability to transfer personal data from the EU to the U.S. in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. The UK is not subject to the EC’s new SCCs but has published its own transfer mechanism, the International Data Transfer Agreement or International Data Transfer Addendum, which enables transfers from the UK. On March 25, 2022, the EC and the U.S. announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework” to replace the invalidated Privacy Shield, but this has faced scrutiny from other EU authorities, such as the EDPB which casts doubt on whether the new framework will come into force.
EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. In addition, the UK Government has now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime.
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
We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have obtained licenses from, among others, Ionis, Arbutus Biopharma Corp., or Arbutus, and Dicerna. We also intend to enter into additional licenses to third-party intellectual property in the future.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. For example, if approved by the FDA, patisiran, our RNAi therapeutic in development for ATTR amyloidosis patients with cardiomyopathy, would compete with tafamidis, marketed by Pfizer, which is currently approved to treat this disease. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop and commercialize. For example, we developed ONPATTRO for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorization for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, and inotersen, developed and marketed by Ionis, as well as product candidates in various stages of clinical development, including eplontersen, an additional investigational drug developed by Ionis in partnership with AstraZeneca, which met co-primary and secondary endpoints in an interim analysis of a Phase 3 study for the polyneuropathy of hATTR amyloidosis, and is currently under regulatory review by the FDA with a PDUFA action date of December 22, 2023. Finally, we are aware that BridgeBio Pharma, Inc., or BridgeBio, announced topline results from Part A of its Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR-CM in December 2021, which did not meet the primary endpoint of the study at month 12. BridgeBio initiated enrollment in Part B of its Phase 3 clinical trial of acoramidis in ATTR-PN patients in the fourth quarter of 2020, and anticipates topline results in mid-2023. While we believe that ONPATTRO and AMVUTTRA have and will continue to have a competitive product profile for the treatment of patients with hATTR amyloidosis with polyneuropathy, it is possible that ONPATTRO and/or AMVUTTRA may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive or negative data and/or the commercial success or failure of competitive products could negatively impact our stock price. For example, our stock price was negatively impacted by the results of Part A of BridgeBio's Phase 3 clinical trial.
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
The market price of our common stock has fluctuated significantly and may continue to fluctuate significantly in response to factors that are beyond our control. The stock market in general has from time to time experienced extreme price and volume fluctuations, and the biotechnology sector in particular has experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the clinical development progress or operating performance of these companies, including as a result of adverse development events reported by other companies, and more recently as a result of disruptions to the U.S. banking system caused by the failure of Silicon Valley Bank. For example, the trading price for our common stock and the common stock of other biopharmaceutical companies was highly volatile during the initial stages of the COVID-19 pandemic. These broad market and sector fluctuations have resulted and could in the future result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of March 31, 2023, our six largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
On September 12, 2022, we commenced a private offering of $900.0 million in aggregate principal amount of the Initial Notes. On September 13, 2022, the initial purchasers in such offering exercised their option to purchase an additional $135.0 million in aggregate principal amount of the Additional Notes, bringing the total aggregate principal amount of the Notes to $1.04 billion. The interest rate for the Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on May 15 and September 15 of each year, beginning on March 15, 2023. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current liability, rather than long-term liability, which would result in a material reduction of our net working capital.
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
The accounting method for reflecting the Notes on our condensed consolidated balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 became effective for us beginning January 1, 2022.
In accordance with ASU 2020-06, the Notes will be reflected as a liability on our condensed consolidated balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported net income or higher reported net loss, as the case may be.
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
ITEM 6. EXHIBITS

10.1#*	Form of Performance Stock Unit Award Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended
10.2#*	Form of Restricted Stock Unit Award Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended
31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1#+
Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2#+
Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Filed herewith.
*	Management contracts or compensatory plans or arrangements.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: May 4, 2023	/s/ Yvonne L. Greenstreet, MBChB, MBA
Yvonne L. Greenstreet, MBChB, MBA Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)