Form 10-Q
period 2023-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2023-08-03
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At July 28, 2023, the registrant had 125,000,652 shares of Common Stock, $0.01 par value per share, outstanding.

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
•risks related to the direct or indirect impact of the novel coronavirus, or COVID-19, global pandemic, emerging or future variants of COVID-19 or any future pandemic, or public health emergency, on, among other things, our financial performance, business and operations, including manufacturing, supply chain, research and development activities and pipeline programs, and other potential impacts to our business;
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
•the outcome of litigation, including our patent infringement suits against Pfizer, Inc., BioNTech SE and Moderna, Inc., or of other legal proceedings or government investigations;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$657,800	$866,394
Marketable debt securities	1,372,451	1,297,890
Marketable equity securities	27,256	28,122
Accounts receivable, net	220,635	237,963
Inventory	100,453	128,962
Prepaid expenses and other current assets	145,452	132,916
Total current assets	2,524,047	2,692,247
Property, plant and equipment, net	527,474	523,494
Operating lease right-of-use assets	208,801	215,136
Restricted investments	49,388	49,390
Other assets	92,686	66,092
Total assets	$3,402,396	$3,546,359
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,746	$98,094
Accrued expenses	598,530	545,460
Operating lease liability	42,074	41,967
Deferred revenue	54,639	42,105
Liability related to the sale of future royalties	33,650	40,289
Total current liabilities	788,639	767,915
Operating lease liability, net of current portion	253,416	261,339
Deferred revenue, net of current portion	194,129	193,791
Convertible debt	1,018,843	1,016,942
Liability related to the sale of future royalties, net of current portion	1,298,446	1,252,015
Other liabilities	257,054	212,580
Total liabilities	3,810,527	3,704,582
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 124,901 shares issued and outstanding as of June 30, 2023; 123,925 shares issued and outstanding as of December 31, 2022	1,250	1,240
Additional paid-in capital	6,647,173	6,454,540
Accumulated other comprehensive loss	(37,080)	(44,654)
Accumulated deficit	(7,019,474)	(6,569,349)
Total stockholders’ deficit	(408,131)	(158,223)
Total liabilities and stockholders’ deficit	$3,402,396	$3,546,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Operations
Revenues:
Net product revenues	$305,705	$213,515	$582,033	$400,387
Net revenues from collaborations	5,844	9,025	42,306	34,970
Royalty revenue	7,205	2,278	13,705	2,720
Total revenues	318,754	224,818	638,044	438,077
Operating costs and expenses:
Cost of goods sold	75,336	34,038	116,768	57,495
Cost of collaborations and royalties	10,034	6,770	23,471	18,940
Research and development	248,526	205,712	479,095	375,605
Selling, general and administrative	214,689	169,984	398,348	324,455
Total operating costs and expenses	548,585	416,504	1,017,682	776,495
Loss from operations	(229,831)	(191,686)	(379,638)	(338,418)
Other (expense) income:
Interest expense	(30,035)	(42,609)	(58,990)	(84,971)
Interest income	21,075	1,899	39,730	2,911
Other expense, net	(35,418)	(42,277)	(47,673)	(93,551)
Total other expense, net	(44,378)	(82,987)	(66,933)	(175,611)
Loss before income taxes	(274,209)	(274,673)	(446,571)	(514,029)
Provision for income taxes	(1,815)	(2,729)	(3,554)	(3,714)
Net loss	$(276,024)	$(277,402)	$(450,125)	$(517,743)
Net loss per common share - basic and diluted	$(2.21)	$(2.29)	$(3.62)	$(4.29)
Weighted-average common shares used to compute basic and diluted net loss per common share	124,659	120,896	124,387	120,646

Statements of Comprehensive Loss
Net loss	$(276,024)	$(277,402)	$(450,125)	$(517,743)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(2,025)	(1,734)	2,100	(8,951)
Foreign currency translation gain (loss)	4,073	(2,459)	5,483	(83)
Defined benefit pension plans, net of tax	(4)	34	(9)	69
Total other comprehensive income (loss)	2,044	(4,159)	7,574	(8,965)
Comprehensive loss	$(273,980)	$(281,561)	$(442,551)	$(526,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	123,925	$1,240	$6,454,540	$(44,654)	$(6,569,349)	$(158,223)
Exercise of common stock options, net of tax withholdings	269	3	26,415	—	—	26,418
Issuance of common stock under equity plans	47	—	—	—	—	—
Stock-based compensation expense	—	—	41,136	—	—	41,136
Other comprehensive income	—	—	—	5,530	—	5,530
Net loss	—	—	—	—	(174,101)	(174,101)
Balance as of March 31, 2023	124,241	1,243	6,522,091	(39,124)	(6,743,450)	(259,240)
Exercise of common stock options, net of tax withholdings	372	4	38,111	—	—	38,115
Issuance of common stock under equity plans	288	3	9,981	—	—	9,984
Stock-based compensation expense	—	—	76,990	—	—	76,990
Other comprehensive income	—	—	—	2,044	—	2,044
Net loss	—	—	—	—	(276,024)	(276,024)
Balance as of June 30, 2023	124,901	$1,250	$6,647,173	$(37,080)	$(7,019,474)	$(408,131)

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

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(450,125)	$(517,743)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,244	19,557
Amortization and interest accretion related to operating leases	22,282	20,458
Non-cash interest expense on liability related to the sale of future royalties	51,647	54,704
Stock-based compensation	115,749	59,764
Realized and unrealized loss on marketable equity securities	867	32,258
Change in fair value of development derivative liability	36,686	45,692
Other	(8,252)	17,830
Changes in operating assets and liabilities:
Accounts receivable, net	16,183	46,095
Inventory	1,582	(7,274)
Prepaid expenses and other assets	(29,109)	(51,159)
Accounts payable, accrued expenses and other liabilities	766	19,407
Operating lease liability	(23,847)	(21,434)
Deferred revenue	12,866	(12,167)
Net cash used in operating activities	(225,461)	(294,012)
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,810)	(33,914)
Purchases of marketable securities	(812,887)	(1,096,275)
Sales and maturities of marketable securities	757,767	1,134,138
Proceeds from maturity of restricted investments	58,475	24,225
Purchases of restricted investments	(58,475)	(32,725)
Other investing activities	—	(75)
Net cash used in investing activities	(84,930)	(4,626)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	91,765	49,626
Proceeds from development derivative	8,000	15,667
Net cash provided by financing activities	99,765	65,293
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,046	(11,073)
Net decrease in cash, cash equivalents and restricted cash	(208,580)	(244,418)
Cash, cash equivalents and restricted cash, beginning of period	868,556	822,153
Cash, cash equivalents and restricted cash, end of period	$659,976	$577,735
Supplemental disclosure of cash flows:
Cash paid for interest	$17,128	$29,060
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$5,663	$6,518
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
As of June 30, 2023, we have five marketed products, including one partnered product, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the United States, or U.S., Europe and Japan.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2023, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
ONPATTRO
United States	$25,560	$71,085	$55,377	$133,392
Europe	56,393	56,787	116,071	109,968
Rest of World	9,505	25,556	22,503	47,077
Total	91,458	153,428	193,951	290,437

AMVUTTRA
United States	96,469	—	175,482	—
Europe	14,405	—	21,173	—
Rest of World	21,262	—	37,249	—
Total	132,136	—	233,904	—

GIVLAARI
United States	35,196	29,661	65,487	53,336
Europe	14,051	13,894	28,522	23,582
Rest of World	8,652	1,595	11,796	3,509
Total	57,899	45,150	105,805	80,427

OXLUMO
United States	8,794	7,121	17,851	12,533
Europe	12,216	7,593	25,525	15,751
Rest of World	3,202	223	4,997	1,239
Total	24,212	14,937	48,373	29,523

Total net product revenues	$305,705	$213,515	$582,033	$400,387
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of June 30, 2023	As of December 31, 2022
Receivables included in “Accounts receivable, net”	$184,158	$203,844

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Regeneron Pharmaceuticals	$(2,837)	$14	$17,153	$12,426
Novartis AG	8,627	8,533	23,560	21,669
Other	54	478	1,593	875
Total	$5,844	$9,025	$42,306	$34,970

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of June 30, 2023	As of December 31, 2022
Receivables included in “Accounts receivable, net”	$28,135	$32,342
Contract liabilities included in “Deferred revenue”	$248,603	$235,528
We recognized revenue of $4.8 million and $10.3 million in the three and six months ended June 30, 2023, respectively, and revenue of $5.3 million in the six months ended June 30, 2022, that was included in the contract liability balance at the beginning of the period. Revenue recognized from amounts included in the contract liability balance at the beginning of the period was immaterial for the three months ended June 30, 2022.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended June 30,
	2023			2022
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$9,956	$910	$9,330	$1,677	$365	$9,645
Other	85	58	405	—	280	177
Total	$10,041	$968	$9,735	$1,677	$645	$9,822

	Six Months Ended June 30,
	2023			2022
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$18,472	$2,150	$18,693	$3,114	$987	$18,953
Other	397	184	765	156	322	337
Total	$18,869	$2,334	$19,458	$3,270	$1,309	$19,290
The research and development expenses incurred for the agreements included in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the three and six months ended June 30, 2023 and 2022, we did not incur material selling, general and administrative expenses related to our collaboration agreements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition, we recognized a reduction to our research and development expenses of $4.5 million and $10.2 million for the three and six months ended June 30, 2023, respectively, and $3.5 million and $7.4 million for the three and six months ended June 30, 2022, respectively, from cost reimbursement due under certain of our collaboration agreements with Regeneron Pharmaceuticals, Inc., or Regeneron, accounted for under Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the Research Services Obligation, the C5 License Obligation, and the C5 Co-Co Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of June 30, 2023, the total transaction price was determined to be $549.3 million, a decrease of $9.6 million from December 31, 2022. As of June 30, 2023, the transaction price is comprised of the upfront payment and variable consideration related to development, manufacture, and supply activities. Revenue recognized under this agreement is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of June 30, 2023	As of June 30, 2023	As of December 31, 2022
Research Services Obligation	$205,680	$45,000	$26,200
C5 License Obligation	97,600	3,800	7,000
C5 Co-Co Obligation	246,000	189,400	193,600
	$549,280	$238,200	$226,800

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Revenue Recognized During
	Three Months Ended June 30,		Six Months Ended June 30,
Performance Obligations	2023	2022	2023	2022
Research Services Obligation	$(17,000)	$1,600	$(6,300)	$8,800
C5 License Obligation	3,100	(4,800)	5,300	(3,500)
C5 Co-Co Obligation	1,700	1,700	4,200	4,000
	$(12,200)	$(1,500)	$3,200	$9,300
As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation, C5 License Obligation and C5 Co-Co Obligation that was unsatisfied was $276.3 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. As of June 30, 2023, our estimate of this total interest expense resulted in an effective annual interest rate of 8%. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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
As of June 30, 2023, the carrying value of the liability related to the sale of future royalties was $1.33 billion, net of closing costs of $10.4 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2023 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2022	$1,292,304
Interest expense recognized	51,647
Payments	(11,855)
Carrying value as of June 30, 2023	$1,332,096

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$88,264	$88,264	$—	$—
U.S. treasury securities	7,932	—	7,932	—
Marketable debt securities:
U.S. treasury securities	729,899	—	729,899	—
U.S. government-sponsored enterprise securities	384,680	—	384,680	—
Corporate notes	158,880	—	158,880	—
Commercial paper	92,577	—	92,577	—
Certificates of deposit	6,415	—	6,415	—
Marketable equity securities	27,256	27,256	—	—
Restricted cash (money market funds)	1,203	1,203	—	—
Total financial assets	$1,497,106	$116,723	$1,380,383	$—
Financial liabilities
Development derivative liability	$253,963	$—	$—	$253,963

(In thousands)	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$270,394	$270,394	$—	$—
U.S. treasury securities	44,817	—	44,817	—
U.S. government-sponsored enterprise securities	41,763	—	41,763	—
Commercial paper	22,350	—	22,350	—
Certificates of deposit	3,289	—	3,289	—
Corporate notes	1,024	—	1,024	—
Marketable debt securities:
U.S. treasury securities	820,913	—	820,913	—
U.S. government-sponsored enterprise securities	230,770	—	230,770	—
Corporate notes	208,284	—	208,284	—
Commercial paper	36,793	—	36,793	—
Certificates of deposit	1,130	—	1,130	—
Marketable equity securities	28,122	28,122	—	—
Restricted cash (money market funds)	1,197	1,197	—	—
Total financial assets	$1,710,846	$299,713	$1,411,133	$—
Financial liabilities
Development derivative liability	$209,277	$—	$—	$209,277

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the six months ended June 30, 2023 or 2022.
The following tables summarize our marketable debt securities:

	As of June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$740,838	$26	$(3,033)	$737,831
U.S. government-sponsored enterprise securities	387,754	15	(3,089)	384,680
Corporate notes	160,169	—	(1,289)	158,880
Commercial paper	92,577	—	—	92,577
Certificates of deposit	6,415	—	—	6,415
Total	$1,387,753	$41	$(7,411)	$1,380,383

	As of December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$870,033	$79	$(4,382)	$865,730
U.S. government-sponsored enterprise securities	275,610	24	(3,101)	272,533
Corporate notes	211,398	16	(2,106)	209,308
Commercial paper	59,143	—	—	59,143
Certificates of deposit	4,419	—	—	4,419
Total	$1,420,603	$119	$(9,589)	$1,411,133
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of June 30, 2023	As of December 31, 2022
Marketable debt securities	$1,372,451	$1,297,890
Cash and cash equivalents	7,932	113,243
Total	$1,380,383	$1,411,133

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of June 30, 2023	As of December 31, 2022
Raw materials	$17,449	$22,315
Work in progress	116,661	113,783
Finished goods	28,505	25,606
Total	$162,615	$161,704
As of June 30, 2023 and December 31, 2022, we had $62.2 million and $32.7 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
(In thousands)	2023	2022
Cash and cash equivalents	$657,800	$575,558
Total restricted cash included in other assets	2,176	2,177
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$659,976	$577,735
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2022	$(32,792)	$(1,092)	$(9,470)	$(1,300)	$(44,654)
Other comprehensive (loss) income before reclassifications	—	—	(11)	5,483	5,472
Amounts reclassified from other comprehensive (loss) income	—	(9)	2,111	—	2,102
Net other comprehensive (loss) income	—	(9)	2,100	5,483	7,574
Balance as of June 30, 2023	$(32,792)	$(1,101)	$(7,370)	$4,183	$(37,080)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$(32,792)	$(2,811)	$(1,630)	$3,974	$(33,259)
Other comprehensive income (loss) before reclassifications	—	—	4	(83)	(79)
Amounts reclassified from other comprehensive income (loss)	—	69	(8,955)	—	(8,886)
Net other comprehensive income (loss)	—	69	(8,951)	(83)	(8,965)
Balance as of June 30, 2022	$(32,792)	$(2,742)	$(10,581)	$3,891	$(42,224)

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
As of June 30, 2023, the Notes are classified as a long-term liability, net of issuance costs of $19.2 million, on the condensed consolidated balance sheets. As of June 30, 2023, the estimated fair value of the Notes was approximately $990.9 million. The fair value was determined based on the last actively traded price per $100 of the Notes for the six months ended June 30, 2023 (Level 2). The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of June 30, 2023, the effective interest rate of the Notes is 1%.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
premium of 100% over the last reported sale price of common stock of $212.00 per share on September 12, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions. We used approximately $118.6 million of the proceeds from the offering of Notes to pay the cost of the Capped Call Transactions.
We evaluated the Capped Call Transactions and determined that they should be accounted for separately from the Notes. The cost of $118.6 million to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2023 as the Capped Call Transactions are indexed to our own stock and met the criteria to be classified in stockholders' deficit.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2023, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, assuming regulatory approval for ATTR-cardiomyopathy, (iv) our cost of borrowing (12%), and (v) Blackstone Life Sciences' cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2022	$209,277
Amount received under the Funding Agreement	8,000
Change in fair value of development derivative liability	36,686
Carrying value as of June 30, 2023	$253,963
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Research and development	$32,801	$10,638	$49,033	$22,255
Selling, general and administrative	43,001	19,833	66,716	37,509
Total	$75,802	$30,471	$115,749	$59,764

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
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of June 30,
(In thousands)	2023	2022
Options to purchase common stock, inclusive of performance-based stock options	8,023	12,719
Unvested restricted stock units, inclusive of performance-based restricted stock units	2,303	1,950
Convertible debt	3,616	—
Total	13,942	14,669

13. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of June 30, 2023, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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
Government Investigation
We previously disclosed that, in April 2021, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of Massachusetts, requiring production of documents pertaining to our marketing and promotion of ONPATTRO (patisiran) in the U.S. We responded to the subpoena and cooperated with the U.S. Attorney’s Office’s requests. On August 1, 2023, the U.S. Attorney’s Office informed us that it planned to close its investigation into this matter.
Patent Infringement Lawsuits
In March 2022, we filed separate lawsuits in the U.S. District Court for the District of Delaware against (1) Pfizer, Inc. and its subsidiary Pharmacia & Upjohn Co. LLC, collectively referred to as Pfizer, and (2) Moderna, Inc. and its subsidiaries ModernaTX, Inc., and Moderna US, Inc., collectively referred to as Moderna. The lawsuits seek damages for infringement of U.S. Patent No. 11,246,933, or ‘933 Patent, in Pfizer’s and Moderna’s manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. The patent relates to the Company’s biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
On July 12, 2022, we filed an additional lawsuit against each of Pfizer and Moderna seeking damages for infringing our newly granted U.S. Patent No. 11,382,979 in Pfizer’s and Moderna’s manufacture and sale of their mRNA COVID-19 vaccines. The parties agreed to combine the two patents in one lawsuit, separately against each of Moderna and Pfizer/BioNTech.
On February 8, 2023, we received notification from the U.S. Patent Office that a third patent would issue on February 28, 2023, as U.S. Patent No. 11,590,229, or ‘229 patent, which we also believe Pfizer and Moderna’s COVID-19 vaccines infringe upon. On February 15, 2023, we filed a motion with the court to add this patent to the existing cases against Pfizer and Moderna, and on April 26, 2023, the court held a hearing and denied Moderna’s partial motion to dismiss those claims for sales under 1498(a), our motion to add the ‘229 patent to the then current lawsuits as well as a motion filed by Moderna to add certain invalidity arguments made by Pfizer in our case to supplement Moderna’s invalidity arguments previously made.
On May 26, 2023, we filed new lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing the ‘229 patent. In addition to this patent, we added recently granted U.S. Patent Nos. 11,633,479 and 11,633,480 in the newly filed suits against both Pfizer and Moderna and also U.S. Patent No. 11,612,657 against Pfizer only.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The court has set a trial date for the previously filed cases of November 12, 2024, for Alnylam v. Moderna and November 18, 2024, for Alnylam v. Pfizer/BioNTech. The recently filed lawsuits in May 2023 are pending before the court with no trial date set.
Indemnifications
In connection with license agreements we may enter with companies to obtain rights to intellectual property, we may be required to indemnify such companies for certain damages arising in connection with the intellectual property rights licensed under the agreements. Under such agreements, we may be responsible for paying the costs of any litigation relating to the license agreements or the underlying intellectual property rights, including the costs associated with certain litigation regarding the licensed intellectual property. We are also a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events, including litigation or other legal proceedings. In addition, we have agreed to indemnify our officers and directors for expenses, judgments, fines, penalties, excise taxes, and settlement amounts paid in connection with any threatened, pending or completed litigation proceedings, including, for example, the recently closed government investigation, in which an officer or director was, is or will be involved as a party, on account of such person’s status as an officer or director, or by reason of any action taken by the officer or director while acting in such capacity, subject to certain limitations. These indemnification costs are charged to selling, general and administrative expense.
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification provisions as of June 30, 2023.
14. SUBSEQUENT EVENT
On July 21, 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop and commercialize zilebesiran in the U.S. and (ii) exclusive rights to develop and commercialize zilebesiran outside of the U.S. Roche will make an upfront payment of $310.0 million under the Roche Collaboration and License Agreement. In addition, we will be eligible to receive up to $2.50 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We will be responsible for forty percent (40%) and Roche will be responsible for the remaining sixty percent (60%) of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche will share equally (50/50) all costs incurred in connection with development activities that are conducted primarily to support regulatory approval of zilebesiran in the U.S., and Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S. and will pay us tiered, low double digit royalties based on net sales of zilebesiran on a country-by-country basis outside of the U.S. during the royalty term. We and Roche will share equally (50/50) profits and losses (including commercialization costs) of zilebesiran in the U.S.

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
ONPATTRO is approved by the United States Food and Drug Administration, or the FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries, including Brazil. In August 2022, we reported positive results from the APOLLO-B Phase 3 study of patisiran (the non-branded name of ONPATTRO) in patients with transthyretin amyloidosis, or ATTR amyloidosis, with cardiomyopathy, and in December 2022, we submitted a supplemental New Drug Application, or sNDA, to the FDA for ONPATTRO as a potential treatment of the cardiomyopathy of ATTR amyloidosis. In February 2023, the FDA accepted the sNDA for filing and set an action date of October 8, 2023 under the Prescription Drug User Fee Act, or PDUFA. The FDA also indicated in the sNDA filing communication letter that it planned to hold an advisory committee meeting to discuss the application, and in July 2023, the FDA announced that an advisory committee meeting has been scheduled for September 13, 2023 to review the sNDA. In March 2023, we submitted an sNDA to the Brazilian Health Regulatory Agency (ANVISA) for ONPATTRO for the treatment of the cardiomyopathy of ATTR amyloidosis.
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
OXLUMO is approved in the U.S. and EU for the treatment of primary hyperoxaluria type 1, or PH1, in all age groups, and in several additional countries including Brazil and Switzerland. In October 2022, we announced that the FDA approved our sNDA for lumasiran (the non-branded drug name for OXLUMO) for the treatment of PH1 to lower urinary oxalate and plasma oxalate levels in pediatric and adult patients. Regulatory filings in other territories are pending and additional filings are planned during 2023 and beyond.
Our fifth product, Leqvio (inclisiran), is in the Cardio-Metabolic Diseases STAr. Leqvio is being developed and commercialized by our partner Novartis AG, or Novartis, and has received marketing authorization from the European

Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of LDL-C. In July 2023, the FDA approved an expanded indication for Leqvio to include treatment of adults with high LDL-C and who are at increased risk of heart disease. As of June 30, 2023, Leqvio has been approved in more than 80 countries.
In addition to our marketed products, we have multiple late-stage investigational programs advancing toward potential commercialization. These programs include our wholly owned programs: patisiran (the non-branded drug name for ONPATTRO) for the treatment of ATTR (wild-type or hereditary) amyloidosis with cardiomyopathy; vutrisiran (the non-branded drug name for AMVUTTRA) for the treatment of ATTR (wild-type or hereditary) amyloidosis with cardiomyopathy; as well as fitusiran for the treatment of hemophilia, which is being advanced by our partner Genzyme Corporation, a Sanofi Company, or Sanofi; and cemdisiran for the treatment of complement-mediated diseases, where our partner Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing cemdisiran in combination with pozelimab in Phase 3 studies in myasthenia gravis and paroxysmal nocturnal hemoglobinuria.
As part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative prevalent disease medicines. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, or AGT, in development for the treatment of hypertension. In November 2021, we reported positive interim data from the ongoing Phase 1 study of zilebesiran, and initiated the KARDIA Phase 2 clinical studies for zilebesiran. KARDIA-1 is designed to evaluate zilebesiran as a monotherapy across different doses administered quarterly and biannually. KARDIA-2 is designed to evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. In January 2023, we announced that we completed enrollment of patients in the KARDIA-1 Phase 2 study and in July 2023, we announced that we completed enrollment of patients in the KARDIA-2 Phase 2 study. Topline results from the KARDIA-1 and KARDIA-2 Phase 2 studies are anticipated in mid-2023 and early 2024, respectively. In July 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development of zilebesiran. A description of our collaboration with Roche is described in more detail below under the heading “Strategic Alliances.”
We are also advancing ALN-APP, an investigational RNAi therapeutic targeting amyloid precursor protein in development for the treatment of Alzheimer’s disease and cerebral amyloid angiopathy. In April 2023 and in July 2023, we reported positive interim results from the ongoing single ascending dose part of the Phase 1 study of ALN-APP in patients with early-onset Alzheimer’s disease. These results establish the first human translation of our proprietary C16-siRNA conjugate platform for CNS delivery and are the first clinical demonstration of gene silencing in the human brain using an RNAi therapeutic.
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
Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed alliances with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Regeneron, Roche, Novartis (which acquired our partner The Medicines Company, or MDCO, in 2020), Sanofi, Vir Biotechnology, Inc., or Vir, Dicerna Pharmaceuticals, Inc. (acquired by Novo Nordisk A/S, or Novo Nordisk, in December 2021), or Dicerna, and PeptiDream, Inc., or PeptiDream.
We have incurred significant losses since we commenced operations in 2002 and as of June 30, 2023, we had an accumulated deficit of $7.02 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses, however we expect 2019 represents our peak operating loss year as we transition towards a self-sustainable financial profile. We anticipate that our operating results will continue to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.

We currently have programs focused on a number of therapeutic areas and, as of June 30, 2023, we generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the U.S., Europe and Japan. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell our approved products or any other products approved in the future. A portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Vir and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances. Such alliances include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our partner Novartis, as well as proceeds from the sale of equity or debt.
Convertible Senior Notes
In September 2022, we issued $1.04 billion aggregate principal amount of 1.00% Convertible Senior Notes due 2027, or Notes. The Notes will mature on September 15, 2027, unless earlier converted, redeemed or repurchased. Before June 15, 2027, noteholders will have the right to convert their Notes in certain circumstances and during specified periods. From and after June 15, 2027, the Notes will be convertible at the option of the noteholders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. We will settle any conversions of Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
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
We used approximately $762.0 million of the net proceeds from the offering of the Notes to repay borrowings, inclusive of prepayment premiums, under our credit agreement with Blackstone, with the remaining net proceeds designated for general corporate purposes.
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

The chart below is a summary of our commercial products and late- and early-stage development programs as of July 31, 2023. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):

- ● Genetic Medicines
- ● Cardio-Metabolic Diseases
- ● Infectious Diseases
- ● CNS/Ocular Diseases

		EARLY/MID-STAGE (IND/CTA Filed-Phase 2)	LATE STAGE (Phase 2-Phase 3)	REGISTRATION/ COMMERCIAL[1]	COMMERCIAL RIGHTS
onpattro (patisiran)	hATTR Amyloidosis with PN			● (Genetic Medicines)	Global
amvuttra (vutrisiran)	hATTR Amyloidosis with PN			● (Genetic Medicines)	Global
GIVLAARI (givosiran)	Acute Hepatic Porphyria			● (Genetic Medicines)	Global
OXLUMO (lumasiran)	Primary Hyperoxaluria Type 1			● (Genetic Medicines)	Global
LEQVIO (inclisiran)	Hypercholesterolemia			● (Cardio-Metabolic Diseases)	Milestones & up to 20% Royalties[2]
Patisiran**	ATTR Amyloidosis with CM			● (Genetic Medicines)	Global
Vutrisiran	ATTR Amyloidosis with CM		● (Genetic Medicines)		Global
Fitusiran*	Hemophilia		● (Genetic Medicines)		15-30% Royalties
Cemdisiran (+/- Pozelimab)[3]*	Complement-Mediated Diseases		● (Genetic Medicines)		Global; Milestone/Royalty
ALN-TTRsc04*	ATTR Amyloidosis	● (Genetic Medicines)			Global
Belcesiran[4]*	Alpha-1 Liver Disease	● (Genetic Medicines)			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[5]*	Hepatitis B Virus Infection	● (Infectious Diseases)			50-50 option post-Phase 2
Zilebesiran*	Hypertension	● (Cardio-Metabolic Diseases)			U.S. 50-50; Ex-U.S. Royalties
ALN-HSD[6]*	NASH	● (Cardio-Metabolic Diseases)			Royalty
ALN-APP*	Alzheimer's Disease; Cerebral Amyloid Angiopathy	● (CNS/Ocular Diseases)			50-50
ALN-PNP*	NASH	● (Cardio-Metabolic Diseases)			50-50
ALN-KHK*	Type 2 Diabetes	● (Cardio-Metabolic Diseases)			Global

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

During the second quarter of 2023 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: ONPATTRO & AMVUTTRA
•We achieved global net product revenues for ONPATTRO and AMVUTTRA for the second quarter of 2023 of $91.5 million and $132.1 million, respectively.
Total Ultra-Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the second quarter of 2023 of $57.9 million and $24.2 million, respectively.
Leqvio
•Our partner, Novartis, continued the launch of Leqvio in the U.S. and in other markets, with focus on patient on-boarding, removing access hurdles and enhancing medical education.
•Novartis announced that the FDA approved a label update for Leqvio to enable earlier use in patients with elevated LDL-C who have an increased risk of heart disease, as an adjunct to diet and statin therapy.
Late-Stage Clinical Development
•Presented new results from an interim analysis of data from the open-label extension period of the APOLLO-B Phase 3 study of patisiran, demonstrating continued evidence of sustained benefit across measures of functional capacity and health status and quality of life, as well as cardiac stress and injury. Patisiran demonstrated a safety profile consistent with that observed in the 12-month double-blind period, with no new safety findings.
◦Submitted 18-month data from the APOLLO-B Phase 3 study to the FDA as part of the sNDA review for patisiran for the treatment of the cardiomyopathy of ATTR amyloidosis.
◦Announced that the FDA has set a date of September 13, 2023 for the meeting of the Cardiovascular and Renal Drugs Advisory Committee to review the sNDA for patisiran.
•Completed enrollment in the KARDIA-2 Phase 2 study, evaluating the safety and efficacy of zilebesiran in patients with uncontrolled hypertension when added on top of another antihypertensive medication, with topline results expected in early 2024.
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
In addition, in July 2023, we entered into the Roche Collaboration and License Agreement, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop and commercialize zilebesiran in the U.S. and (ii) exclusive rights to develop and commercialize zilebesiran outside of the U.S. Roche will make an upfront payment of $310.0 million under the Roche Collaboration and License Agreement. In addition, we will be eligible to receive up to $2.50 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We will be responsible for forty percent (40%) and Roche will be responsible for the remaining sixty percent (60%) of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche will share equally (50/50) all costs incurred in connection with development activities that are conducted primarily to support regulatory approval of zilebesiran in the U.S., and Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S. and will pay us tiered, low double digit royalties based on net sales of zilebesiran on a country-by-country basis outside of the U.S. during the royalty term. We and Roche will share equally (50/50) profits and losses (including commercialization costs) of zilebesiran in the U.S.
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
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total revenues	$318,754	$224,818	$93,936	42%	$638,044	$438,077	$199,967	46%
Operating costs and expenses	$548,585	$416,504	$132,081	32%	$1,017,682	$776,495	$241,187	31%
Loss from operations	$(229,831)	$(191,686)	$(38,145)	20%	$(379,638)	$(338,418)	$(41,220)	12%
Net loss	$(276,024)	$(277,402)	$1,378	(0.5)%	$(450,125)	$(517,743)	$67,618	(13)%

Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net product revenues	$305,705	$213,515	$92,190	43%	$582,033	$400,387	$181,646	45%
Net revenues from collaborations	5,844	9,025	(3,181)	(35)%	42,306	34,970	7,336	21%
Royalty revenue	7,205	2,278	4,927	216%	13,705	2,720	10,985	404%
Total	$318,754	$224,818	$93,936	42%	$638,044	$438,077	$199,967	46%
Net Product Revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
ONPATTRO
United States	$25,560	$71,085	$(45,525)	(64)%	$55,377	$133,392	$(78,015)	(58)%
Europe	56,393	56,787	(394)	(1)%	116,071	109,968	6,103	6%
Rest of World	9,505	25,556	(16,051)	(63)%	22,503	47,077	(24,574)	(52)%
Total	91,458	153,428	(61,970)	(40)%	193,951	290,437	(96,486)	(33)%

AMVUTTRA
United States	96,469	—	96,469	N/A	175,482	—	175,482	N/A
Europe	14,405	—	14,405	N/A	21,173	—	21,173	N/A
Rest of World	21,262	—	21,262	N/A	37,249	—	37,249	N/A
Total	132,136	—	132,136	N/A	233,904	—	233,904	N/A

GIVLAARI
United States	35,196	29,661	5,535	19%	65,487	53,336	12,151	23%
Europe	14,051	13,894	157	1%	28,522	23,582	4,940	21%
Rest of World	8,652	1,595	7,057	442%	11,796	3,509	8,287	236%
Total	57,899	45,150	12,749	28%	105,805	80,427	25,378	32%

OXLUMO
United States	8,794	7,121	1,673	23%	17,851	12,533	5,318	42%
Europe	12,216	7,593	4,623	61%	25,525	15,751	9,774	62%
Rest of World	3,202	223	2,979	1336%	4,997	1,239	3,758	303%
Total	24,212	14,937	9,275	62%	48,373	29,523	18,850	64%

Total net product revenues	$305,705	$213,515	$92,190	43%	$582,033	$400,387	$181,646	45%
Net product revenues increased during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to the launch of AMVUTTRA in the third quarter of 2022, partially offset by a decrease of demand for ONPATTRO due to patient switches to AMVUTTRA. Additional growth was provided by an increase in patients on GIVLAARI and OXLUMO therapies. Growth in our Rest of World markets was also driven, in part, by the timing of orders in some of those markets.

We expect net product revenues to increase during 2023, as compared to 2022, as we continue to add new patients onto our commercial products, as well as launch these products into additional markets, assuming regulatory approvals.
Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Regeneron Pharmaceuticals	$(2,837)	$14	$(2,851)	(20364)%	$17,153	$12,426	$4,727	38%
Novartis AG	8,627	8,533	94	1%	23,560	21,669	1,891	9%
Other	54	478	(424)	(89)%	1,593	875	718	82%
Total	$5,844	$9,025	$(3,181)	(35)%	$42,306	$34,970	$7,336	21%
Net revenues from collaborations decreased during the three months ended June 30, 2023, as compared to the same period in 2022, primarily driven by revised assumptions for and expected future cost associated with our collaboration with Regeneron. These changes increased the total forecasted costs to be incurred over the program and reduced the measure of progress resulting in a reversal of revenue.
Net revenues from collaborations increased during the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to an increase in activity under our licensed programs within the Regeneron collaboration.
Royalty revenue increased during the three and six months ended June 30, 2023, as compared to the same period in 2022, due to increased royalties earned from global net sales of Leqvio by our partner, Novartis.
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
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of goods sold	$75,336	$34,038	$41,298	121%	$116,768	$57,495	$59,273	103%
Cost of goods sold as a percentage of net product revenues	24.6%	15.9%			20.1%	14.4%

Cost of collaborations and royalties	10,034	6,770	3,264	48%	23,471	18,940	4,531	24%
Research and development	248,526	205,712	42,814	21%	479,095	375,605	103,490	28%
Selling, general and administrative	214,689	169,984	44,705	26%	398,348	324,455	73,893	23%
Total	$548,585	$416,504	$132,081	32%	$1,017,682	$776,495	$241,187	31%
Cost of goods sold
Cost of goods sold as a percentage of net product revenues increased during the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to cancelling manufacturing commitments for ONPATTRO and other adjustments to inventory. Demand for ONPATTRO decreased during the three and six months ended June 30, 2023 as ongoing patients continue to switch to AMVUTTRA. Costs of goods sold as a percentage of net product revenues also increased as royalties owed to third parties increased as sales of AMVUTTRA were higher year-over-year. These increases were offset by lower manufacturing costs for AMVUTTRA compared with ONPATTRO.
We expect cost of goods sold and cost of goods sold as a percentage of net product revenues will increase during 2023, as compared to 2022, primarily as a result of an expected increase in total net product sales and increased AMVUTTRA royalties. Furthermore, we could experience further adjustments to inventory and facilities as global demand for ONPATTRO continues to fluctuate.

Cost of collaborations and royalties
Cost of collaborations and royalties increased during the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to increased collaboration revenue and timing and demand of GalNAc material supply to our collaboration partners to support certain product manufacturing and ongoing clinical trials.
We anticipate an increase in the cost of collaborations and royalties during 2023, as compared to 2022, due to the timing and demand of GalNAc material to be supplied to our collaboration partners.
Research and development
Research and development expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Clinical research and outside services	$109,698	$107,191	$2,507	2%	$221,295	$184,071	$37,224	20%
Compensation and related	64,707	53,739	10,968	20%	129,427	105,039	24,388	23%
Occupancy and all other costs	41,320	34,144	7,176	21%	79,340	64,240	15,100	24%
Stock-based compensation	32,801	10,638	22,163	208%	49,033	22,255	26,778	120%
Total	$248,526	$205,712	$42,814	21%	$479,095	$375,605	$103,490	28%
For the three and six months ended June 30, 2023, the increase in research and development expenses, as compared to the same periods in 2022, was primarily due to the following:
•Increased clinical research and outside services associated with the KARDIA-1/KARDIA-2 (zilebesiran) clinical studies and manufacturing related expenses associated with our pre-clinical activities;
•Increased stock-based compensation expense primarily due to the accounting for certain performance-based awards;
•Increased compensation and related expenses as a result of increased headcount to support our R&D pipeline and development expenses; and
•Increased occupancy and all other costs as a result of increased infrastructure costs associated with our research facilities.
During the three and six months ended June 30, 2023 and 2022, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical expenses, including the manufacture of clinical product.
The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Regeneron Pharmaceuticals	$20,196	$11,687	$39,315	$23,054
Other	548	457	1,346	815
Total	$20,744	$12,144	$40,661	$23,869
Selling, general and administrative
Selling, general and administrative expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Compensation and related	$75,507	$66,702	$8,805	13%	$149,833	$126,985	$22,848	18%
Consulting and professional services	57,848	51,120	6,728	13%	108,536	95,581	12,955	14%
Occupancy and all other costs	38,333	32,329	6,004	19%	73,263	64,380	8,883	14%
Stock-based compensation	43,001	19,833	23,168	117%	66,716	37,509	29,207	78%
Total	$214,689	$169,984	$44,705	26%	$398,348	$324,455	$73,893	23%

For the three and six months ended June 30, 2023, the increase in selling, general and administrative expenses, as compared to the same periods in 2022, was primarily due to the following:
•Increased stock-based compensation expense primarily due to the accounting for certain performance-based awards;
•Increased compensation and related expenses as a result of increased headcount and other strategic investments in support of the global launch of AMVUTTRA and other expenses to support our strategic growth; and
•Increased consulting and professional services primarily driven by the global launch of AMVUTTRA.
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
Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(30,035)	$(42,609)	$12,574	(30)%	$(58,990)	$(84,971)	$25,981	(31)%
Interest income	21,075	1,899	19,176	1010%	39,730	2,911	36,819	1265%
Other expense, net
Realized and unrealized gain (losses) on marketable equity securities	1,400	(1,097)	2,497	(228)%	(867)	(32,258)	31,391	(97)%
Change in fair value of development derivative liability	(30,215)	(31,910)	1,695	(5)%	(36,686)	(45,692)	9,006	(20)%
Other	(6,603)	(9,270)	2,667	(29)%	(10,120)	(15,601)	5,481	(35)%
Total	$(44,378)	$(82,987)	$38,609	(47)%	$(66,933)	$(175,611)	$108,678	(62)%
Total other expense decreased during the three and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to the following:
•Increased interest income driven by higher market interest rates on our marketable debt securities;
•Decreased interest expense as a result of a more favorable interest rate under the Notes compared with the interest rate under the credit facility held with Blackstone as executed and extinguished in September 2022, respectively; and
•Decreased realized and unrealized losses on our marketable equity securities holdings.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(225,461)	$(294,012)
Investing activities	$(84,930)	$(4,626)
Financing activities	$99,765	$65,293
Operating activities
Net cash used in operating activities decreased during the six months ended June 30, 2023, compared to the same period ended 2022, primarily due to stronger cash receipts from increased product sales.

Investing activities
Net cash used in investing activities decreased during the six months ended June 30, 2023, compared to the same period ended 2022, primarily due to net activities related to our marketable debt securities.
Financing activities
Net cash provided by financing activities increased during the six months ended June 30, 2023, compared to the same period ended 2022, primarily due to increased net proceeds from the issuance of common stock in connection with stock option exercises and other types of equity.
Additional Capital Requirements
We currently have programs focused on a number of therapeutic areas and, as of June 30, 2023, have received regulatory approval and commercially launched four products. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products or successfully expand the indications for our approved products, including ONPATTRO and AMVUTTRA in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Our expected working and other capital requirements are described in our 2022 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2023, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2022 Annual Report on Form 10-K.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2023, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there have been no significant changes to the financial market risks described as of December 31, 2022. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Any future outbreaks of COVID-19 and its variants, or other highly infectious or contagious diseases, may directly or indirectly adversely affect our business, results of operations and financial condition.
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
•We expect to continue to grow our manufacturing capabilities and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.
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
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval and launched ONPATTRO in several additional territories. In 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA and has since received approval in several additional territories, and in 2020, the FDA and EMA approved our third product, OXLUMO, which received additional regulatory approvals in 2021 and 2022. In June 2022, the FDA approved AMVUTTRA, which was granted marketing authorization in Europe and the UK in September 2022 and has since received regulatory approval in Japan and Brazil. We also have multiple product candidates in late-stage clinical development. While we have commercially launched four products, we cannot predict whether we will successfully market and sell our approved products, or successfully expand the indications of certain of our approved products, including ONPATTRO and AMVUTTRA. For example, in August and September 2022, we reported positive safety and efficacy results from the APOLLO-B Phase 3 clinical trial of patisiran, which was designed and powered to evaluate the effects of patisiran on functional capacity and quality of life in patients with ATTR amyloidosis with cardiomyopathy. While we believe that the APOLLO-B results after 12 months validate the therapeutic hypothesis of RNAi therapeutics targeting TTR as potential treatment for patients with ATTR amyloidosis with cardiomyopathy and submitted an sNDA to the FDA that was accepted for review in February 2023, we cannot be certain that the results from the APOLLO-B clinical trial will support regulatory approval of patisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy.
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
We have experienced significant operating losses since our inception. As of June 30, 2023, we had an accumulated deficit of $7.02 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2023 and beyond, we may never attain profitability or positive cash flow from operations. For the three and six months ended June 30, 2023, we recognized $305.7 million and $582.0 million, respectively, in net product revenues from sales of ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO. While we believe 2019 was our peak operating loss year, we expect to continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self-sustainability by the end of 2025. While we believe our current cash, cash equivalents and marketable equity and debt securities, as well as the revenue we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies, including Roche, Novartis and Regeneron. We cannot be certain that we will be able to maintain our existing alliances, secure and maintain new alliances, meet the obligations, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances. Moreover, we cannot be certain that our partners, including Novartis, will continue to successfully execute their obligations under our alliance agreements and generate additional revenues for us.
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
•the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators, if any, including milestones from Roche with respect to the development or commercialization of zilebesiran, as well as milestone payments related to Leqvio, which is being commercialized by our partner, Novartis;
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
•the impact of any future pandemics or public health emergencies or the ongoing conflict in Ukraine on the initiation or completion of pre-clinical studies or clinical trials and the supply of our products or product candidates;
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
Any future outbreaks of COVID-19 and its variants, or other highly infectious or contagious diseases, may directly or indirectly adversely affect our business, results of operations and financial condition.
In the future, we may experience disruptions from COVID-19 or a future pandemic or public health emergency that could impact our business and operations, including our ability to successfully commercialize our approved products, and we may not be able to meet expectations with respect to commercial sales as a result. In addition, we may also experience decreased patient demand for our approved products if current or potential patients decide to delay treatment as a result of the COVID-19 or a future pandemic or public health emergency. Business interruptions from future pandemics or public health emergencies, including staffing shortages, raw material or other supply chain shortages, production slowdowns and disruptions in delivery systems, may also adversely impact the third parties we or our partners rely on in the U.S. and abroad to sufficiently manufacture our approved products and to produce product candidates in quantities we require, which may impair our commercialization efforts, our research and development activities and the potential commercialization of our product candidates.
Additionally, timely completion of pre-clinical activities and initiation of planned clinical trials are dependent upon the availability of, for example, pre-clinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as the COVID-19 pandemic or any future pandemic or public health emergency. We are conducting and plan to continue to conduct pre-clinical activities and clinical trials for our drug product candidates in geographies which have been and may again be affected by COVID-19, and any resurgence of the COVID-19 pandemic and its variants could have an impact on various aspects of our ongoing clinical trials and on the clinical trials and pre-clinical studies we expect to initiate during 2023.
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
While the ultimate impact of COVID-19, or any future pandemic or public health emergency, on our business is uncertain, any negative impacts of such pandemic or public health emergency, alone or in combination with others, could exacerbate other risk factors discussed herein. The full extent to which COVID-19, or any future pandemic or public health emergency, will negatively affect our operations, financial performance, and stock price will depend on future developments that are highly uncertain and cannot be predicted.
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
•foreign currency exchange rate fluctuations, which could have a negative impact on Novartis’ sales of Leqvio, thereby reducing the royalties;
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
Additionally, the ongoing conflict in Ukraine disrupted the ability of certain of our contract research organizations, or CROs, to conduct clinical trials at certain sites in Ukraine. We cannot be certain what the overall impact of this conflict will be on our ability to conduct and complete our clinical trials on schedule. However, interruptions of our clinical trials could significantly delay our clinical development plans and potential authorization or approval of our product candidates, which could increase our costs and jeopardize our ability to successfully commercialize our product candidates.
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

As of June 30, 2023, we had $2.06 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
Volatility in foreign currency exchange rates could have a material adverse effect on our operating results.
Our revenue from outside of the U.S. is expected to increase as our products, whether commercialized by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, Euro and British pound. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. For example, during 2022, we experienced an unfavorable impact from foreign exchange rates on our international revenues. Continued volatility in foreign exchange rates is likely to continue to impact our operating results and financial condition.
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
We are continuing to advance our commercial capabilities, including in marketing, sales, market access and distribution, to support our wholly-owned products. We also continue to advance our growing pipeline of RNAi therapeutic opportunities. However, we may not have adequate capacity or capabilities to advance all of our therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, as a result of our broad strategic alliance with Sanofi formed in 2014, Sanofi has the right to develop and commercialize fitusiran globally. In addition, we formed a collaboration with MDCO (which was acquired by Novartis in January 2020) to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection. In April 2020, we entered into a development and commercialization collaboration with Dicerna (which was acquired by Novo Nordisk in December 2021) to advance investigational RNAi therapeutics for the treatment of alpha-1 liver disease. With respect to our CNS/Ocular Disease pipeline, in April 2019, we announced a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. With respect to our Cardio-Metabolic pipeline, on July 21, 2023, we entered into a Collaboration and License Agreement with Roche for the worldwide joint development of pharmaceutical products containing zilebesiran.
In such alliances, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our alliances, we also may expect our collaborators to develop, market and/or sell certain of our product candidates. We may have limited or no control over the development, sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Regeneron for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs, (ii) Novartis for all future development and commercialization of Leqvio worldwide, (iii) Sanofi for the development and commercialization of fitusiran worldwide, and (iv) Roche for the commercialization of zilebesiran outside of the U.S. In the case of each such collaboration referenced in clauses (i)-(iv) above, we are entitled to royalties on the sales of each of these products. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from RNAi therapeutics for these indications may be adversely affected. For example, while Leqvio was granted marketing authorization by the EC in Europe, in December 2020, Novartis received a complete response letter from the FDA stating that the agency could not approve the NDA by the PDUFA action date due to unresolved inspection-related conditions at a third party manufacturing facility. While Leqvio was approved by the FDA in December 2021, the resolution of the complete response letter resulted in a delay in the payment of an approval milestone and potential U.S. royalties. If the revenues generated by the royalties received by Blackstone from us with respect to Leqvio sales do not reach a certain level by the end of 2029, Blackstone will be entitled to a higher royalty percentage beginning in 2030, which would have an adverse impact on our revenues beginning in 2030.
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
For certain product candidates, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Regeneron, Roche, Novartis, Vir, Dicerna and Sanofi. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds or other resources to develop these product candidates or other product candidates internally, or to bring our product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate revenues from these product candidates, and this will substantially harm our business.
If any collaborator materially amends, terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.
Our dependence on collaborators for capabilities and funding means that our business could be adversely affected if any collaborator materially amends or terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate. Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances. For example, our agreement with MDCO, which was acquired by Novartis in January 2020, relating to the development and commercialization of inclisiran worldwide may be terminated by Novartis at any time upon four months’ prior written notice, provided if the agreement is terminated by Novartis for convenience, Novartis must grant a license to us under certain of our technology developed in the course of MDCO's activities under the agreement, subject to a royalty to be negotiated between the parties. Moreover, any adverse actions by Novartis with respect to the MDCO License Agreement or disputes with Novartis regarding each party's rights and obligations under the MDCO License Agreement could adversely impact our ability to comply with our obligations under our agreements with Blackstone. If we were to lose a commercialization collaborator, we would have to attract a new collaborator or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant amounts of financial and management resources.
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
We expect to continue to grow our manufacturing capabilities and resources and we must incur significant costs to develop this expertise and/or rely on third parties to manufacture our products.
We have growing manufacturing capabilities, and in order to continue to commercialize our approved products, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to continue to develop, contract for, or otherwise arrange for any necessary external manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments and not required to be produced under current good manufacturing practice standards, or cGMP. During 2012, we developed cGMP, capabilities, and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical trial use and commercial supply. In addition, during 2020, we completed construction and qualification of our cGMP manufacturing facility in Norton, Massachusetts where we manufacture drug substances for early-stage clinical development with the possibility to manufacture drug substances for late-stage clinical development and, to the extent our products are approved, commercial use, in the future.
At the present time, we can only manufacture limited quantities of clinical trial drug substance ourselves, and otherwise we continue to rely on third party CMOs to manufacture additional drug substance and all of our finished drug products required for clinical and commercial use. There are a limited number of CMOs and we currently rely on a limited number of North American and European CMOs to manufacture our siRNA therapeutic products. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs, and ultimately delay our clinical trials and potentially put at risk commercial supply, as well as result in additional expense to us. To fulfill our future requirements, we will likely need to secure additional CMOs and such alternative suppliers may be limited, not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. As noted above, in order to ensure long-term supply capabilities for our RNAi therapeutics, we are developing our own capabilities to manufacture synthetic siRNA drug substances.
In addition to the manufacture of the synthetic siRNAs, we may have additional manufacturing requirements related to the technology required to deliver the siRNA to the relevant cell or tissue type, such as LNPs or conjugates or other drug delivery technologies. In some cases, the delivery technology we utilize is highly specialized or proprietary, and for technical and/or legal reasons, we may have access to only one or a limited number of potential manufacturers for such delivery technology. In addition, the scale-up of our delivery technologies could be very difficult and/or take significant time. We also have limited experience in such scale-up and manufacturing, requiring us to depend on a limited number of third parties, who might not be able to deliver in a timely manner, or at all. Failure by manufacturers to properly manufacture our delivery technology and/or formulate our siRNAs for delivery could result in unusable product, supply delays and drug shortages. Furthermore, competition for supply from our manufacturers from other companies, a breach by such manufacturers of their contractual obligations or a dispute with such manufacturers would cause delays in our discovery and development efforts, as well as additional expense to us.
In developing manufacturing capabilities by building our own manufacturing facilities, we have incurred substantial expenditures, and expect to incur significant additional expenditures in the future. Also, we have had to, and will likely need to continue to recruit, hire, and train qualified employees to staff our facilities. If we are unable to manufacture sufficient quantities of material or if we encounter problems with our facilities in the future, we may also need to secure alternative suppliers, and such alternative suppliers may not be available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. Given our dependence on a limited number of CMOs to supply our commercial products and clinical candidates, and our growing dependence on our own facility, any delay or setback in the manufacture of our products could impede ongoing clinical and commercial supply, which could significantly impact our revenues and operating results. In addition, to the extent we or our partners rely on CMOs to supply our product candidates, any delays or disruptions in supply could have a material adverse impact on the research and development activities and potential commercialization of our or our partners' product candidates.
The manufacturing process for our approved products and any other products that we may develop is subject to the FDA and foreign regulatory authority approval process and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborators' product candidates. For example, in April 2022, due to an amendment to our vutrisiran NDA submission to address a pending inspection classification at a third-party secondary packaging and labeling facility, the FDA extended the review timeline of the NDA. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply.
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
•we may be required to cease distribution or recall some or all batches of our products or take action to recover clinical trial material from clinical trial sites; and
•ultimately, we may not be able to meet the clinical and commercial demands for our products.
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
If our third-party service providers cannot adequately and timely fulfill their obligations to us for any reason, or if the quality and accuracy of our clinical trial data is compromised due to failure by such third party to adhere to our protocols or regulatory requirements or if such third parties otherwise fail to meet deadlines, our development plans and/or regulatory reviews for marketing approvals may be delayed or terminated. As a result, our stock price would likely be negatively impacted, and our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate additional revenues could be delayed.
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
The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage or interruption from computer viruses, unauthorized or inappropriate access or use, natural disasters, pandemics or public health emergencies, terrorism, war (including the ongoing conflict in Ukraine), and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of pre-clinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts, as well as delays in the commercialization of our products, and significantly increase our costs. To the extent that any disruption, security breach or unauthorized or inappropriate use or access to our systems were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, including but not limited to patient, employee or vendor information, we could incur notification obligations to affected individuals and government agencies, liability, including potential lawsuits from patients, collaborators, employees, stockholders or other third parties and liability under foreign, federal and state laws that protect the privacy and security of personal information, and the development and potential commercialization of our product candidates could be delayed.
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
Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we or our partners may experience difficulty enrolling our clinical trials, including, but not limited to, the ongoing clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. In addition, in November 2018 we announced that due to recruitment challenges, we had discontinued a Phase 2 study of cemdisiran in atypical hemolytic uremic syndrome and are focusing our cemdisiran clinical development efforts in a different indication. Delays or difficulties in patient enrollment, including the enrollment delays in our KARDIA-1 Phase 2 monotherapy study of zilebesiran that resulted from the ongoing conflict in Ukraine, or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, including the impact of public health emergencies, can result in increased costs, longer development times or termination of a clinical trial.
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
•delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials, including as a result of the COVID-19 pandemic, a future pandemic or public health emergency and the ongoing conflict in Ukraine;
•disruptions caused by man-made or natural disasters or pandemics, epidemics or public health emergencies or other business interruptions;
•high drop-out rates for patients and volunteers in clinical trials;
•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;
•inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials or disruption or delays in the clinical supply due to the COVID-19 or a future pandemic or public health emergency;
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
Our and our partnered product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our partners are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin selling them, or, in the case of patisiran and vutrisiran, will not obtain regulatory approval to be sold for broader indications than are currently approved. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate, including patisiran, while positive, is not sufficient to support the approval of an application for regulatory approval. In February 2023, the FDA accepted our sNDA for ONPATTRO for filing and set an action date of October 8, 2023, under the PDUFA. The FDA also indicated in the sNDA filing communication letter that it is planning to hold an advisory committee meeting to discuss the application, and in July 2023, the FDA announced that an advisory committee meeting has been scheduled for September 13, 2023 to review the sNDA. Even though the sNDA has been accepted for filing, we may receive a complete response letter rather than approval, including for reasons that may be identified during the meeting of the advisory committee.
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
Physicians have the discretion to prescribe approved drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies that approve drug products do not regulate a physician’s practice of medicine or choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials, including by their agents. Manufacturers and their agents may not promote drugs for off-label uses or provide off-label information in the promotion of drug products that is not consistent with the approved labeling for those products. For example, we may not promote ONPATTRO or AMVUTTRA in the U.S. for use in any indications other than the treatment of the polyneuropathy of hATTR amyloidosis in adults. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, and if in the future we are found to have improperly marketed or promoted any of our commercial products, we may be subject to a broad range of civil, administrative and criminal penalties, including injunctive relief related to such commercial products’ promotional activities, substantial fines or penalties, and other legal or equitable sanctions. For example, in April 2021, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of Massachusetts, requiring production of documents pertaining to our marketing and promotion of ONPATTRO (patisiran) in the U.S. We responded to the subpoena and cooperated with the U.S. Attorney’s Office’s requests. On August 1, 2023, the U.S. Attorney’s Office informed us that it planned to close its investigation into this matter. Any adverse decision, finding, allegation, or exercise of enforcement or regulatory discretion could harm our business, prospects, operating results, and financial condition. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.
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
Our estimates regarding the potential market size for ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO or any future products at the time we commence commercialization, may be materially different from the actual market size, including as a result of the indication approved by regulatory authorities, which could result in significant changes in our business plan and may have a material adverse effect on our results of operations and financial condition. For example, the initial indication approved by the FDA for ONPATTRO is for the treatment of the polyneuropathy of hATTR amyloidosis and not for the treatment of cardiomyopathy or other manifestations of the disease. In addition, the U.S. label does not include cardiac data included in our APOLLO-B Phase 3 study results. This had an adverse impact on the market opportunity for ONPATTRO in the U.S. While data from the APOLLO-B study of patisiran in ATTR amyloidosis patients with cardiomyopathy was positive, the Cardiovascular and Renal Drugs Advisory Committee of the FDA could determine that our data are insufficient to provide a positive recommendation for approval of our sNDA to the FDA, and later the FDA may determine that the data is not supportive of a label expansion of ONPATTRO for the treatment of cardiomyopathy, which would further impact ONPATTRO's market opportunity. In addition, our efforts to raise disease awareness and improve diagnosis of our relevant disease states were impacted by the COVID-19 pandemic. For example, in 2020 and 2021, we saw a reduction in peer to peer educational opportunities, reduced physician attendance at congresses and symposia and overall opportunities for physician engagement. As is the case with most orphan diseases, if we are unable to successfully raise awareness of these diseases and improve diagnosis, it will be more difficult or impossible to achieve profitability.
Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are actively monitoring these regulations as we market and sell our approved products and as several of our other programs move through late stages of development. However, a number of our programs are currently in the earlier stages of development, and we will not be able to assess the impact of price regulations for such programs for a number of years. We might also obtain regulatory approval for a product, including one or more of our approved products, in a particular country, but then be subject to price regulations or price controls that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.
Our ability to commercialize our approved products or any future products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. One or more of our approved products and other products for which we are able to obtain marketing approval may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell such product(s) or any future products on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into over 40 value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payers on these agreements is also intended to provide more certainty to them for their investment and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 3.0% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
There may be significant delays in obtaining coverage for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution or that covers a particular provider’s cost of acquiring the drug. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. In particular, governments in certain markets such as in EU, the U.K., Japan, and China, provide healthcare at low (or zero) direct costs to consumers at the point of care, and thus have significant power as large single payers to regulate prices or impose other cost control mechanisms.
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
We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. In the U.S., pharmaceutical pricing is subject to both government and public scrutiny and calls for reform, and the government has continued to focus on legislative and regulatory changes designed to control costs. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began on April 1, 2022, lasting through June 30, 2022. The 2% payment reduction resumed on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our approved products or any of our product candidates for which we may obtain regulatory approval, or the frequency with which our products or any future product is prescribed or used.
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
The Inflation Reduction Act of 2022, or IRA, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. Under the IRA, a second FDA approval for vutrisiran for Stargardt Disease would cause us to lose the single-orphan exemption for AMVUTTRA from Medicare price negotiation. As a result, in October 2022, we announced we would not pursue a Phase 3 clinical trial to study vutrisiran in Stargardt Disease. The effect of the IRA on our business and the healthcare industry in general continues to develop and may have additional adverse impacts on our company or our industry.
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
Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the U.S. or other regions that have not been deemed to offer “adequate” privacy protections. In the past, companies in the U.S. were able to rely upon the EU-U.S., UK-U.S. and the Swiss-U.S. Privacy Shield frameworks as a basis for lawful transfer of personal data from the EU and the UK to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses, or SCCs, published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board, or EDPB, in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC published new versions of the SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Similarly, in September 2020, the Swiss data protection authority determined the Swiss-U.S. Privacy Shield framework was no longer a valid mechanism for Swiss-U.S. data transfers and also raised questions about the validity of the SCCs as a mechanism for transferring personal data from Switzerland. While SCCs provide an alternative to our Privacy Shield certification for EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general. Any inability to transfer or burdensome restrictions on the ability to transfer personal data from the EU to the U.S. in compliance with applicable data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. The UK is not subject to the EC’s new SCCs but has published its own transfer mechanism, the International Data Transfer Agreement or International Data Transfer Addendum, which enables transfers from the UK. On March 25, 2022, the EC and the U.S. announced a political agreement on a new “Trans-Atlantic Data Privacy Framework” to replace the invalidated Privacy Shield. The framework introduced new binding safeguards to address all concerns raised by the CJEU in Schrems II. On July 10, 2023, the EC announced that it had adopted its adequacy decision for that data privacy framework, labelled the EU-U.S. Data Privacy Framework. The adequacy decision concluded that the U.S. ensures an adequate level of protection for personal data transferred from the EU to US companies under the new framework, and the EC stated that as a result personal data can flow safely from the EU to US companies participating in the framework, without having to put in place additional data protection safeguards. The EU-U.S. Data Privacy Framework is subject to periodic reviews, to be conducted by the EC, together with other European data protection authorities and U.S. authorities, with the first review to take place within a year of the adequacy decision.
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
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. We and Dicerna settled the ongoing litigation between us in April 2018. In March 2022, we announced that we separately filed suit in United States District Court for the District of Delaware against Pfizer and Moderna, Inc., seeking damages for infringement of U.S. Patent No. 11,246,933 in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. Pfizer joined BioNTech SE, or BioNTech, to the suit and filed counterclaims. In July 2022, we filed an additional lawsuit in United States District Court for the District of Delaware against each of Pfizer/BioNTech and Moderna seeking damages for infringing U.S. Patent No. 11,382,979. The court combined the two patents in a single suit for each of Pfizer/BioNTech and Moderna with trial dates set for each in November 2024. On May 26, 2023, we filed new lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing U.S. Patent No. 11,590,229 in the United States District Court for the District of Delaware. In addition to this patent, we added recently granted U.S. Patent Nos. 11,633,479 and 11,633,480 in the recently filed suits against both Pfizer and Moderna and also U.S. Patent No. 11,612,657 against Pfizer only. The most recently filed lawsuits are pending before the court with no trial date set. The aforementioned patents relate to our biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. For example, if approved by the FDA, patisiran, our RNAi therapeutic in development for ATTR amyloidosis patients with cardiomyopathy, would compete with tafamidis, marketed by Pfizer, which is currently approved to treat this disease. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop and commercialize. For example, we developed ONPATTRO and AMVUTTRA for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorization for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, and inotersen, developed and marketed by Ionis, as well as product candidates in various stages of clinical development, including eplontersen, an additional investigational drug developed by Ionis in partnership with AstraZeneca, which met co-primary and secondary endpoints in a Phase 3 study for the polyneuropathy of hATTR amyloidosis, and is currently under regulatory review by the FDA with a PDUFA action date of December 22, 2023. Finally, BridgeBio Pharma, Inc., or BridgeBio, announced positive results from its Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR-CM in July 2023, and noted that they anticipate filing an NDA with the FDA by the end of 2023. While we believe that ONPATTRO and AMVUTTRA have and will continue to have a competitive product profile for the treatment of patients with hATTR amyloidosis with polyneuropathy, it is possible that ONPATTRO and/or AMVUTTRA may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive or negative data and/or the commercial success or failure of competitive products could negatively impact our stock price. For example, our stock price was negatively impacted by the results of Part A of BridgeBio's Phase 3 clinical trial.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of June 30, 2023, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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

ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended June 30, 2023, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.
Tolga Tanguler, Chief Commercial Officer
On May 18, 2023, Tolga Tanguler, our Chief Commercial Officer, entered into a Rule 10b5-1 trading plan that provides that Mr. Tanguler, acting through a broker, may sell up to an aggregate of 20,024 shares of our common stock received upon the settlement of awards granted to Mr. Tanguler as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from August 16, 2023 to May 10, 2024. The plan is scheduled to terminate on May 10, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Tanguler or the broker, or as otherwise provided in the plan.
Phillip A. Sharp, Ph.D., Director
On May 16, 2023, Phillip A. Sharp, Ph.D., a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Dr. Sharp, acting through a broker, may sell up to an aggregate of 63,750 shares of our common stock received upon the exercise of options granted to Dr. Sharp as director compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from September 1, 2023 to June 3, 2024. The plan is scheduled to terminate on June 3, 2024, subject to earlier termination upon the sale of all shares subject to the plan upon termination by Dr. Sharp or the broker, or as otherwise provided in the plan.

ITEM 6. EXHIBITS

10.1#†*	Amendment No. 1 entered into as of April 10, 2023 to the Master Collaboration Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc.
31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

ALNYLAM PHARMACEUTICALS, INC.

Date: August 3, 2023	/s/ Yvonne L. Greenstreet, MBChB, MBA
Yvonne L. Greenstreet, MBChB, MBA Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)