Form 10-Q
period 2023-09-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2023-11-02
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At October 27, 2023, the registrant had 125,492,927 shares of Common Stock, $0.01 par value per share, outstanding.

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
•our future ability to successfully expand the indication for AMVUTTRA;
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
•any impact of the ongoing conflicts in Ukraine and Israel, including disruptions to our clinical trials;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,033,024	$866,394
Marketable debt securities	1,362,843	1,297,890
Marketable equity securities	10,411	28,122
Accounts receivable, net	325,445	237,963
Inventory	95,771	128,962
Prepaid expenses and other current assets	157,958	132,916
Total current assets	2,985,452	2,692,247
Property, plant and equipment, net	525,591	523,494
Operating lease right-of-use assets	203,485	215,136
Restricted investments	49,390	49,390
Other assets	75,155	66,092
Total assets	$3,839,073	$3,546,359
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$73,840	$98,094
Accrued expenses	713,094	545,460
Operating lease liability	41,516	41,967
Deferred revenue	77,140	42,105
Liability related to the sale of future royalties	44,195	40,289
Total current liabilities	949,785	767,915
Operating lease liability, net of current portion	247,711	261,339
Deferred revenue, net of current portion	196,086	193,791
Convertible debt	1,019,809	1,016,942
Liability related to the sale of future royalties, net of current portion	1,310,814	1,252,015
Other liabilities	280,734	212,580
Total liabilities	4,004,939	3,704,582
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 125,454 shares issued and outstanding as of September 30, 2023; 123,925 shares issued and outstanding as of December 31, 2022	1,255	1,240
Additional paid-in capital	6,736,939	6,454,540
Accumulated other comprehensive loss	(32,339)	(44,654)
Accumulated deficit	(6,871,721)	(6,569,349)
Total stockholders’ deficit	(165,866)	(158,223)
Total liabilities and stockholders’ deficit	$3,839,073	$3,546,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statements of Operations
Revenues:
Net product revenues	$313,153	$232,267	$895,186	$632,654
Net revenues from collaborations	427,472	29,297	469,778	64,267
Royalty revenue	9,905	2,742	23,610	5,462
Total revenues	750,530	264,306	1,388,574	702,383
Operating costs and expenses:
Cost of goods sold	79,473	36,507	196,241	94,002
Cost of collaborations and royalties	4,836	4,609	28,307	23,549
Research and development	253,179	245,371	732,274	620,976
Selling, general and administrative	199,175	235,859	597,523	560,314
Total operating costs and expenses	536,663	522,346	1,554,345	1,298,841
Income (loss) from operations	213,867	(258,040)	(165,771)	(596,458)
Other (expense) income:
Interest expense	(30,893)	(41,084)	(89,883)	(126,055)
Interest income	25,425	7,820	65,155	10,731
Other expense, net	(57,658)	(38,053)	(105,331)	(131,604)
Loss on the extinguishment of debt	—	(76,586)	—	(76,586)
Total other expense, net	(63,126)	(147,903)	(130,059)	(323,514)
Income (loss) before income taxes	150,741	(405,943)	(295,830)	(919,972)
(Provision for) benefit from income taxes	(2,988)	23	(6,542)	(3,691)
Net income (loss)	$147,753	$(405,920)	$(302,372)	$(923,663)

Net income (loss) per common share - basic	$1.18	$(3.32)	$(2.43)	$(7.62)
Net income (loss) per common share - diluted	$1.15	$(3.32)	$(2.43)	$(7.62)

Weighted-average common shares- basic	125,220	122,166	124,667	121,158
Weighted-average common shares- diluted	131,337	122,166	124,667	121,158

Statements of Comprehensive Income (Loss)
Net income (loss)	$147,753	$(405,920)	$(302,372)	$(923,663)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1,878	(2,053)	3,978	(11,004)
Foreign currency translation gain	2,873	460	8,356	377
Defined benefit pension plans, net of tax	(10)	34	(19)	103
Total other comprehensive income (loss)	4,741	(1,559)	12,315	(10,524)
Comprehensive income (loss)	$152,494	$(407,479)	$(290,057)	$(934,187)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	123,925	$1,240	$6,454,540	$(44,654)	$(6,569,349)	$(158,223)
Exercise of common stock options, net of tax withholdings	269	3	26,415	—	—	26,418
Issuance of common stock under equity plans	47	—	—	—	—	—
Stock-based compensation expense	—	—	41,136	—	—	41,136
Other comprehensive income	—	—	—	5,530	—	5,530
Net loss	—	—	—	—	(174,101)	(174,101)
Balance as of March 31, 2023	124,241	1,243	6,522,091	(39,124)	(6,743,450)	(259,240)
Exercise of common stock options, net of tax withholdings	372	4	38,111	—	—	38,115
Issuance of common stock under equity plans	288	3	9,981	—	—	9,984
Stock-based compensation expense	—	—	76,990	—	—	76,990
Other comprehensive income	—	—	—	2,044	—	2,044
Net loss	—	—	—	—	(276,024)	(276,024)
Balance as of June 30, 2023	124,901	1,250	6,647,173	(37,080)	(7,019,474)	(408,131)
Exercise of common stock options, net of tax withholdings	246	2	24,896	—	—	24,898
Issuance of common stock under equity plans	307	3	(3)	—	—	—
Stock-based compensation expense	—	—	64,873	—	—	64,873
Other comprehensive income	—	—	—	4,741	—	4,741
Net income	—	—	—	—	147,753	147,753
Balance as of September 30, 2023	125,454	$1,255	$6,736,939	$(32,339)	$(6,871,721)	$(165,866)

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

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(302,372)	$(923,663)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,572	30,157
Amortization and interest accretion related to operating leases	32,486	30,508
Non-cash interest expense on liability related to the sale of future royalties	78,918	79,621
Stock-based compensation	179,686	187,882
Realized and unrealized loss on marketable equity securities	17,711	40,108
Loss on extinguishment of debt	—	76,586
Change in fair value of development derivative liability	67,895	70,776
Other	15,088	20,607
Changes in operating assets and liabilities:
Accounts receivable, net	(91,808)	7,672
Inventory	6,377	(15,158)
Prepaid expenses and other assets	(32,427)	(47,194)
Accounts payable, accrued expenses and other liabilities	119,506	89,152
Operating lease liability	(35,014)	(31,718)
Deferred revenue	37,333	(24,632)
Net cash provided by (used in) operating activities	133,951	(409,296)
Cash flows from investing activities:
Purchases of property, plant and equipment	(46,902)	(50,424)
Purchases of marketable securities	(1,234,344)	(1,253,584)
Sales and maturities of marketable securities	1,189,990	1,626,848
Proceeds from maturity of restricted investments	58,475	89,951
Purchases of restricted investments	(58,475)	(98,451)
Other investing activities	(4,438)	(5,075)
Net cash (used in) provided by investing activities	(95,694)	309,265
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	116,570	202,646
Proceeds from convertible debt, net	—	1,016,888
Repayment of term loan	—	(762,107)
Purchases of capped calls related to convertible debt	—	(118,611)
Proceeds from development derivative	16,333	23,500
Net cash provided by financing activities	132,903	362,316
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,506)	(9,049)
Net increase in cash, cash equivalents and restricted cash	166,654	253,236
Cash, cash equivalents and restricted cash, beginning of period	868,556	822,153
Cash, cash equivalents and restricted cash, end of period	$1,035,210	$1,075,389
Supplemental disclosure of cash flows:
Cash paid for interest	$26,675	$43,932
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable and accrued expenses	$5,154	$6,156
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
As of September 30, 2023, we have five marketed products, including one partnered product, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the United States, or U.S., Europe and Japan.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2023, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to enable us to advance our Alnylam P5x25 strategy for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. NET PRODUCT REVENUES
Net product revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
ONPATTRO
United States	$21,869	$67,196	$77,246	$200,588
Europe	50,371	57,217	166,442	167,185
Rest of World	9,349	20,537	31,852	67,614
Total	81,589	144,950	275,540	435,387

AMVUTTRA
United States	113,508	25,060	288,990	25,060
Europe	19,417	169	40,590	169
Rest of World	15,755	—	53,004	—
Total	148,680	25,229	382,584	25,229

GIVLAARI
United States	37,009	31,169	102,496	84,505
Europe	12,430	12,477	40,952	36,059
Rest of World	4,709	2,013	16,505	5,522
Total	54,148	45,659	159,953	126,086

OXLUMO
United States	9,713	6,383	27,564	18,916
Europe	15,086	9,348	40,611	25,099
Rest of World	3,937	698	8,934	1,937
Total	28,736	16,429	77,109	45,952

Total net product revenues	$313,153	$232,267	$895,186	$632,654
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of September 30, 2023	As of December 31, 2022
Receivables included in “Accounts receivable, net”	$198,487	$203,844

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Roche	$311,328	$—	$311,328	$—
Regeneron Pharmaceuticals	80,254	21,979	97,407	34,405
Novartis AG	18,381	5,803	41,941	27,472
Other	17,509	1,515	19,102	2,390
Total	$427,472	$29,297	$469,778	$64,267

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of September 30, 2023	As of December 31, 2022
Receivables included in “Accounts receivable, net”	$116,447	$32,342
Contract liabilities included in “Deferred revenue”	$272,770	$235,528
We recognized revenue of $50.5 million and $42.0 million in the three and nine months ended September 30, 2023, respectively, and revenue of $11.7 million and $17.0 million in the three and nine months ended September 30, 2022, respectively, that was included in the contract liability balance at the beginning of the period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended September 30,
	2023			2022
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$8,672	$1,954	$8,313	$9,812	$1,154	$8,982
Other	1,047	1,139	1,179	—	357	—
Total	$9,719	$3,093	$9,492	$9,812	$1,511	$8,982

	Nine Months Ended September 30,
	2023			2022
(In thousands)	Clinical Trial and Manufacturing	External Services	Other	Clinical Trial and Manufacturing	External Services	Other
Regeneron Pharmaceuticals	$27,144	$4,104	$27,006	$12,926	$2,141	$27,935
Other	1,444	1,323	1,944	156	679	337
Total	$28,588	$5,427	$28,950	$13,082	$2,820	$28,272
The research and development expenses incurred for the agreements included in the table above consist of costs incurred for (i) clinical expenses, including manufacturing of clinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the three and nine months ended September 30, 2023 and 2022, we did not incur material selling, general and administrative expenses related to our collaboration agreements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition, we recognized a reduction to our research and development expenses of $4.5 million and $14.7 million for the three and nine months ended September 30, 2023, respectively, and $2.3 million and $9.7 million for the three and nine months ended September 30, 2022, respectively, from cost reimbursement due under certain of our collaboration agreements with Regeneron Pharmaceuticals, Inc., or Regeneron, accounted for under Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808.
Product Alliances
Roche
On July 21, 2023, or the Effective Date, we entered into a Collaboration and License Agreement, or the Roche Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc., or, collectively, Roche, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Zilebesiran is our investigational siRNA therapeutic targeting liver-expressed angiotensinogen, which is in Phase 2 clinical trials for the treatment of hypertension.
Under the Roche Agreement, we granted to Roche (i) co-exclusive rights to develop zilebesiran worldwide and commercialize zilebesiran in the U.S., referred to as the Co-Commercialization Territory, (ii) exclusive rights to commercialize zilebesiran outside of the U.S., referred to as the Roche Territory, and (iii) non-exclusive rights to manufacture zilebesiran for the development and commercialization of zilebesiran in the Roche Territory. In connection with the Roche Agreement, Roche made an upfront, non-refundable payment of $310.0 million. In addition, we will be eligible to receive up to $1.24 billion in contingent payments based on the achievement of specified development and regulatory milestones and up to $1.28 billion in sales-based milestones.
We will lead the global clinical development for zilebesiran. We will be responsible for forty percent (40%) and Roche will be responsible for the remaining sixty percent (60%) of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche will share equally (50/50) all costs incurred in connection with development activities that are conducted to support regulatory approval of zilebesiran solely in the Co-Commercialization Territory if incremental development activities are needed. Roche will be solely responsible for all costs incurred in the conduct of development activities primarily to support regulatory approval in the Roche Territory if incremental development activities are needed. Upon regulatory approval Roche has the exclusive right to commercialize zilebesiran in the Roche Territory and will pay us tiered, low double-digit royalties based on net sales of zilebesiran on a country-by-country and product-by-product basis during the applicable royalty term. We and Roche will co-commercialize zilebesiran in the Co-Commercialization Territory and share equally (50/50) profits and losses (including commercialization costs).
Roche has the right to terminate the Roche Agreement for any or no reason at all upon prior written notice, however, if the termination notice occurs after the achievement of the first development milestone and before the achievement of the third development milestone, Roche is required to pay us a termination fee of $50.0 million. In addition, either party may terminate the Roche Agreement for a material breach by, or insolvency of, the other party, subject to a cure period. Unless earlier terminated pursuant to its terms, the Roche Agreement commences on the Effective Date and will remain in effect until expiration on a country-by-country and product-by-product basis (a) in the Roche Territory, upon expiration of the applicable royalty term for such product in the applicable country and (b) in the Co-Commercialization Territory, upon expiration of the term of the co-commercialization efforts for the applicable product.
Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any milestone, royalty or profit share payments from Roche under the Roche Agreement.
We evaluated the Roche Agreement and concluded that the Roche Agreement had elements that were within the scope of ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements.
As of the Effective Date, we identified the following promises in the Roche Agreement that were evaluated under the scope of ASC 606: delivery of (i) a co-exclusive license to develop zilebesiran worldwide and commercialize zilebesiran within the Co-Commercialization Territory, a non-exclusive license to manufacture zilebesiran in the Roche Territory solely for purposes of developing and commercializing zilebesiran in the Roche Territory, and an exclusive license to commercialize zilebesiran in the Roche Territory, collectively referred to as Roche License Obligation, (ii) development services, including the manufacture of clinical supply, that support regulatory approval of zilebesiran, referred to as the Roche Development Services Obligation, and (iii) technology transfer of the existing manufacturing process for zilebesiran, referred to as the Roche Technology Transfer Obligation. The three performance obligations under the Roche Agreement are collectively referred to as the Roche Performance Obligations.
We also evaluated whether certain options outlined within the Roche Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Roche and therefore are not considered separate performance obligations within the Roche Agreement.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We assessed the above promises and determined that the Roche License Obligation, Roche Development Services Obligation and Roche Technology Transfer Obligation are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of ASC 606. The Roche License Obligation is considered functional intellectual property and distinct from other promises under the contract as Roche can benefit from the licenses on its own or together with other readily available resources. As the licenses are delivered at the same time, they are considered one performance obligation at contract inception. The Roche Development Services Obligation is considered distinct as Roche can benefit from the development services together with the licenses transferred by us at the inception of the agreement. The development services are not expected to significantly modify or customize the initial intellectual property as zilebesiran is in the second phase of clinical development. The Roche Technology Transfer Obligation is distinct as Roche can benefit from the manufacturing license transferred by us at the inception of the agreement given the advancements of our RNAi platform and our utilization of third-party contract manufacturing organizations to manufacture zilebesiran. Therefore, each represents a separate performance obligation within the contract with a customer under the scope of ASC 606 at contract inception.
We consider the collaborative activities associated with the co-commercialization of zilebesiran in the U.S. to be a separate unit of account within the scope of ASC 808 as we and Roche are both active participants in the commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities in the arrangement.
We determined the transaction price under ASC 606 at the inception of the Roche Agreement to be $857.0 million, consisting of the $310.0 million up front payment and $547.0 million additional variable consideration attributed to cost reimbursement from development and manufacturing services related to the Roche Performance Obligations. Since the related revenue would be allocated to the Roche Development Services Obligation and the Roche Technology Transfer Obligation recognized only as the costs are incurred, we determined it is not probable that a significant reversal of cumulative revenue would occur. We utilized the expected value method to determine the amount of reimbursement for these activities. We determined that any variable consideration related to development and regulatory milestones is deemed to be fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments as we determine that we cannot assert that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We also determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales-or-usage based royalty exception of ASC 606.
We developed the estimated standalone selling price for each of the Roche Performance Obligations with the objective of determining the price at which we would sell such an item if it were to be sold regularly on a standalone basis. We developed the estimated standalone selling price for the Roche License Obligation primarily based on the probability-weighted present value of expected future cash flows associated with each underlying license or activity. In developing such estimates, we applied judgment in determining the forecasted revenues, taking into consideration the applicable market conditions and relevant entity-specific factors, the probability of success, the time needed to develop zilebesiran and the discount rate. We developed the estimated standalone selling price for the services and clinical supply included in the Roche Development Services Obligation and the Roche Technology Transfer Obligation primarily based on the level of effort necessary to perform the service and the costs for full-time equivalent employees and expected resources to be committed plus a reasonable margin.
We allocated the variable consideration related to the estimated reimbursements for the Roche Development Services Obligation and the Roche Technology Transfer Obligation to each performance obligation as the terms of the variable payment relate specifically to our efforts to satisfy the performance obligation and allocating the variable amount of consideration entirely to the respective performance obligation is consistent with the allocation objective of ASC 606 when considering all of the performance obligations and payment terms in the contract. We allocated the fixed up-front consideration of $310.0 million entirely to the Roche License Obligation as the value of the fixed consideration together with the expected value of the development and regulatory milestones, sales-based milestones and royalties, all of which are either currently constrained or subject to the sales-and usage-based royalty exception, approximates the standalone selling price of the Roche License Obligation. Therefore, allocating the fixed up-front consideration entirely to the Roche License Obligation is consistent with the allocation objective of ASC 606 when considering all of the performance obligations and payment terms in the contract.
The Roche License Obligation was satisfied at a point in time upon transfer of the license to Roche. Control of the licenses was transferred on the Effective Date and Roche could begin to use and benefit from the licenses. For the Roche Development Services Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated cost of the obligation, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to the obligation. Management has applied significant judgment in the process of developing our estimates. We re-evaluate the transaction price as of the end of each reporting period.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide a summary of the transaction price allocated to each performance obligation, in addition to revenue activity during the period, in thousands:

	Transaction Price Allocated	Revenue Recognized During
Performance Obligations	As of September 30, 2023	Three Months Ended September 30, 2023
Roche License Obligation	$310,000	$310,000
Roche Development Services Obligation	545,000	200
Roche Technology Transfer Obligation	2,000	—
	$857,000	$310,200
As of September 30, 2023, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $546.8 million, which is expected to be recognized through the term of the Roche Agreement as the services are performed.
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
With respect to the programs directed to C5 complement-mediated diseases, we retain control of cemdisiran monotherapy development, and Regeneron is leading combination product development. Pursuant to the C5 co-co collaboration agreement, Regeneron notified us in November 2022 of its decision to exercise its right to opt-out of the further development and commercialization of cemdisiran monotherapy. As a result, Regeneron no longer shares costs and potential future profits on any monotherapy program with us. We continue to perform our obligations under the agreement, including considering other strategic alternatives, and we are solely responsible for all development and commercialization costs. Regeneron will be eligible to receive tiered double-digit royalties on net sales. Under the C5 license agreement, for cemdisiran to be used as part of a combination product, Regeneron is solely responsible for all development and commercialization costs and we will receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential combination product sales. The C5

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
co-co collaboration agreement, the C5 license agreement, and the Master Agreement have been combined for accounting purposes and treated as a single agreement.
In connection with the Regeneron Master Agreement, Regeneron made an upfront payment of $400.0 million. In the third quarter of 2023, we earned a $100.0 million milestone as we met certain criteria during early clinical development for our CNS program, ALN-APP. We recognized a cumulative catch-up adjustment of $65.0 million in net revenues from collaborations for the satisfied portion of our performance obligation that is satisfied over time. We are also eligible to receive up to an additional $100.0 million in milestone payments upon achievement of certain criteria during early clinical development for an eye program. We and Regeneron plan to advance programs directed to up to 30 targets in the first five years under the Regeneron Collaboration during the Initial Research Term. For each program, Regeneron will provide us with $2.5 million in funding at program initiation and an additional $2.5 million at lead candidate identification, with the potential for approximately $30.0 million in annual discovery funding to us as the Regeneron Collaboration reaches steady state.
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
For any co-co collaboration agreement subsequently entered into, we and Regeneron will share equally all costs of, and profits from, development and commercialization activities. Reimbursement of our share of costs will be recognized as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive income (loss). In the event that a party exercises its opt-out right, the lead party will be responsible for all costs and expenses incurred in connection with the development and commercialization of the collaboration products under the applicable co-co collaboration agreement, subject to continued sharing of costs through defined points. If a party exercises its opt-out right, following the first commercial sale of the applicable collaboration product under a co-co collaboration agreement, the lead party is required to make certain tiered royalty payments, ranging from low double-digits up to 20%, to the other party based on the aggregate annual net sales of the collaboration product and the timing of the exercise of the opt-out right, subject to customary reductions and a reduction for opt-out transition costs.
Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone or royalty payments from Regeneron under the Regeneron Master Agreement, the C5 license agreement, or any future license agreement, or under any co-co collaboration agreement in the event we exercise our opt-out right.
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
Separately, prior to Regeneron’s decision in November 2022 to exercise its right to opt-out of the further development and commercialization of cemdisiran monotherapy, the cemdisiran monotherapy co-co collaboration agreement was under the scope of ASC 808 as we and Regeneron were both active participants in the development and manufacturing activities and were exposed to significant risks and rewards that were dependent on commercial success of the activities of the arrangement. Regeneron’s decision to exercise its right to opt out of the arrangement caused a change in the role of Regeneron and its

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
exposure to significant risks and rewards under the arrangement. As a result, we determined that the arrangement no longer represents a collaborative arrangement.
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
The total transaction price is comprised of the $400.0 million upfront payment and additional variable consideration related to research, development, manufacturing and supply activities related to the Research Services Obligation and the C5 License Obligation. We utilized the expected value method to determine the amount of reimbursement for these activities. We determined that any variable consideration related to sales-based royalties and milestones related to the worldwide license to cemdisiran for combination therapies is deemed to be constrained and therefore has been excluded from the transaction price. In addition, we are eligible to receive a future milestone upon the achievement of certain criteria during early clinical development for an eye program. We are also eligible to receive royalties on future commercial sales for certain eye, CNS or liver targets, if any; however, these amounts are excluded from variable consideration under the Regeneron Collaboration as we are only eligible to receive such amounts if, after a drug candidate is identified, the form of license agreement is subsequently executed resulting in a license that is granted to Regeneron. Any such subsequently granted license would represent a separate transaction under ASC 606.
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
For the Research Services Obligation, the C5 License Obligation, and the C5 Co-Co Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of September 30, 2023, the total transaction price was determined to be $650.1 million, an increase of $91.2 million from December 31, 2022. As of September 30, 2023, the transaction price is comprised of the upfront payment and variable consideration related to development, manufacture, and supply activities. Revenue recognized under this agreement is accounted for as collaboration revenue.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period and deferred revenue as of the balance sheet date, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of September 30, 2023	As of September 30, 2023	As of December 31, 2022
Research Services Obligation	$305,680	$72,000	$26,200
C5 License Obligation	98,400	3,800	7,000
C5 Co-Co Obligation	246,000	187,400	193,600
	$650,080	$263,200	$226,800

	Revenue Recognized During
	Three Months Ended September 30,		Nine Months Ended September 30,
Performance Obligations	2023	2022	2023	2022
Research Services Obligation	$73,000	$10,300	$66,700	$19,100
C5 License Obligation	700	1,400	6,000	(2,100)
C5 Co-Co Obligation	2,000	5,400	6,200	9,400
	$75,700	$17,100	$78,900	$26,400
As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation and the C5 License Obligation that was unsatisfied was $115.2 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. The aggregate amount of the transaction price allocated to C5 Co-Co Obligation that was unsatisfied was $187.4 million, which is expected to be recognized as we perform our obligation to provide development and manufacturing activities under the arrangement, but could be recognized earlier after an assessment of strategic alternatives which could change the scope of our obligation. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We continue to own or control all inclisiran intellectual property rights and are responsible for certain ongoing manufacturing and supply obligations related to the generation of the Purchased Interest. Due to our continuing involvement, we will continue to account for any royalties and commercial milestones due to us under the MDCO License Agreement as revenue on our condensed consolidated statement of operations and comprehensive income (loss) and record the proceeds from this transaction as a liability, net of closing costs, on our condensed consolidated balance sheet.
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. As of September 30, 2023, our estimate of this total interest expense resulted in an effective annual interest rate of 8%. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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
As of September 30, 2023, the carrying value of the liability related to the sale of future royalties was $1.36 billion, net of closing costs of $10.2 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of September 30, 2023 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2022	$1,292,304
Interest expense recognized	78,918
Payments	(16,213)
Carrying value as of September 30, 2023	$1,355,009

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$61,799	$61,799	$—	$—
Commercial paper	9,149	—	9,149	—
U.S. treasury securities	8,959	—	8,959	—
Marketable debt securities:
U.S. treasury securities	694,376	—	694,376	—
U.S. government-sponsored enterprise securities	434,257	—	434,257	—
Corporate notes	164,773	—	164,773	—
Commercial paper	65,850	—	65,850	—
Certificates of deposit	3,587	—	3,587	—
Marketable equity securities	10,411	10,411	—	—
Restricted cash (money market funds)	1,207	1,207	—	—
Total financial assets	$1,454,368	$73,417	$1,380,951	$—
Financial liabilities
Development derivative liability	$293,505	$—	$—	$293,505

(In thousands)	As of December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$270,394	$270,394	$—	$—
U.S. treasury securities	44,817	—	44,817	—
U.S. government-sponsored enterprise securities	41,763	—	41,763	—
Commercial paper	22,350	—	22,350	—
Certificates of deposit	3,289	—	3,289	—
Corporate notes	1,024	—	1,024	—
Marketable debt securities:
U.S. treasury securities	820,913	—	820,913	—
U.S. government-sponsored enterprise securities	230,770	—	230,770	—
Corporate notes	208,284	—	208,284	—
Commercial paper	36,793	—	36,793	—
Certificates of deposit	1,130	—	1,130	—
Marketable equity securities	28,122	28,122	—	—
Restricted cash (money market funds)	1,197	1,197	—	—
Total financial assets	$1,710,846	$299,713	$1,411,133	$—
Financial liabilities
Development derivative liability	$209,277	$—	$—	$209,277

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
7. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the nine months ended September 30, 2023 or 2022.
The following tables summarize our marketable debt securities:

	As of September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$705,415	$13	$(2,093)	$703,335
U.S. government-sponsored enterprise securities	436,723	2	(2,468)	434,257
Corporate notes	165,719	1	(947)	164,773
Commercial paper	74,999	—	—	74,999
Certificates of deposit	3,587	—	—	3,587
Total	$1,386,443	$16	$(5,508)	$1,380,951

	As of December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$870,033	$79	$(4,382)	$865,730
U.S. government-sponsored enterprise securities	275,610	24	(3,101)	272,533
Corporate notes	211,398	16	(2,106)	209,308
Commercial paper	59,143	—	—	59,143
Certificates of deposit	4,419	—	—	4,419
Total	$1,420,603	$119	$(9,589)	$1,411,133
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of September 30, 2023	As of December 31, 2022
Marketable debt securities	$1,362,843	$1,297,890
Cash and cash equivalents	18,108	113,243
Total	$1,380,951	$1,411,133

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of September 30, 2023	As of December 31, 2022
Raw materials	$20,121	$22,315
Work in progress	88,691	113,783
Finished goods	27,658	25,606
Total	$136,470	$161,704
As of September 30, 2023 and December 31, 2022, we had $40.7 million and $32.7 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheet as we anticipate it being consumed beyond our normal operating cycle.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
(In thousands)	2023	2022
Cash and cash equivalents	$1,033,024	$1,073,228
Total restricted cash included in other assets	2,186	2,161
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,035,210	$1,075,389
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(32,792)	$(1,092)	$(9,470)	$(1,300)	$(44,654)
Other comprehensive (loss) income before reclassifications	—	—	(10)	8,356	8,346
Amounts reclassified from other comprehensive (loss) income	—	(19)	3,988	—	3,969
Net other comprehensive (loss) income	—	(19)	3,978	8,356	12,315
Balance as of September 30, 2023	$(32,792)	$(1,111)	$(5,492)	$7,056	$(32,339)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(32,792)	$(2,811)	$(1,630)	$3,974	$(33,259)
Other comprehensive income before reclassifications	—	—	6	377	383
Amounts reclassified from other comprehensive income (loss)	—	103	(11,010)	—	(10,907)
Net other comprehensive income (loss)	—	103	(11,004)	377	(10,524)
Balance as of September 30, 2022	$(32,792)	$(2,708)	$(12,634)	$4,351	$(43,783)

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts reclassified out of accumulated other comprehensive loss relate to settlements of marketable equity securities and amortization of our pension obligation which are recorded as other income in the condensed consolidated statements of operations and comprehensive income (loss).
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
As of September 30, 2023, the Notes are classified as a long-term liability, net of issuance costs of $19.2 million, on the condensed consolidated balance sheets. As of September 30, 2023, the estimated fair value of the Notes was approximately $961.8 million. The fair value was determined based on the last actively traded price per $100 of the Notes for the nine months ended September 30, 2023 (Level 2). The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of September 30, 2023, the effective interest rate of the Notes is 1%.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We evaluated the Capped Call Transactions and determined that they should be accounted for separately from the Notes. The cost of $118.6 million to purchase the Capped Call Transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as the Capped Call Transactions are indexed to our own stock and met the criteria to be classified in stockholders' deficit.
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
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we have agreed to pay Blackstone Life Sciences a 1% royalty on net sales of AMVUTTRA (vutrisiran) for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-cardiomyopathy, as well as fixed payments of up to 2.5 times their investment over a two-year period upon regulatory approval of vutrisiran for ATTR-cardiomyopathy in specified countries, unless it is later withdrawn from the market following a mandatory recall. As consideration for Blackstone Life Sciences’ funding for Phase 2 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 3.25 times their Phase 2 investment over a four-year period upon the successful completion of the zilebesiran Phase 2 clinical trial, unless certain regulatory events affecting the continued development of zilebesiran occur. In September 2023, the Company announced positive topline results from KARDIA-1 Phase 2 of zilebesiran, triggering the achievement of a development milestone of $84.5 million payable to Blackstone over four years. As consideration for Blackstone Life Sciences’ funding for Phase 3 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 4.5 times their Phase 3 investment over a four-year period upon regulatory approval of zilebesiran in specified countries, unless it is later withdrawn from the market following a mandatory recall.
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
We account for the Funding Agreement under ASC 815, Derivatives and Hedging, as a derivative liability, measured at fair value, recorded within accrued expenses or other liabilities on our condensed consolidated balance sheets, depending on timing

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of our payment to Blackstone Life Sciences. The change in fair value due to the remeasurement of the development derivative liability is recorded as other expense on our condensed consolidated statements of operations and comprehensive income (loss).
As of September 30, 2023, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, assuming regulatory approval for ATTR-cardiomyopathy, (iv) our cost of borrowing (12%), and (v) Blackstone Life Sciences' cost of borrowing (4%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2022	$209,277
Amount received under the Funding Agreement	16,333
Change in fair value of development derivative liability	67,895
Carrying value as of September 30, 2023	$293,505
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Research and development	$29,155	$52,962	$78,188	$75,217
Selling, general and administrative	34,782	75,156	101,498	112,665
Total	$63,937	$128,118	$179,686	$187,882

12. NET INCOME (LOSS) PER COMMON SHARE
We compute basic net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding. We compute diluted net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares and dilutive potential common share equivalents then outstanding during the period. In the diluted net income (loss) per share calculation, net income (loss) is adjusted for the elimination of interest expense on the convertible debt. Potential common shares consist of shares issuable upon the vesting of restricted stock units, the exercise of stock options (the proceeds of which are then assumed to have been used to repurchase outstanding shares using the treasury stock method) and upon conversion of the convertible debt outstanding during the period (calculated using the if-converted method assuming the conversion of the convertible debt as of the earliest period reported or at the date of issuance, if later). Because the inclusion of potential common shares would be anti-dilutive for periods presenting a net loss, diluted net loss per common share is the same as basic net loss per common share.
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods for net loss periods) excluded from the calculation of net income (loss) per common share because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Options to purchase common stock, inclusive of performance-based stock options	1,301	10,741	7,716	10,741
Unvested restricted stock units, inclusive of performance-based restricted stock units	4	1,617	1,996	1,617
Convertible debt	—	3,616	3,616	3,616
Total	1,305	15,974	13,328	15,974

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss), as reported	$147,753	$(405,920)	$(302,372)	$(923,663)
Adjustment for the elimination of interest expense on the convertible debt	3,525	—	—	—
Net income (loss), for use in diluted income per share	$151,278	$(405,920)	$(302,372)	$(923,663)

Weighted-average common shares- basic	125,220	122,166	124,667	121,158
Effect of dilutive securities:
Convertible debt	3,616	—	—	—
Options to purchase common stock, inclusive of performance-based stock options	2,134	—	—	—
Restricted stock units, inclusive of performance-based restricted stock units	361	—	—	—
Employee stock purchase program	6	—	—	—
Weighted-average common shares- diluted	131,337	122,166	124,667	121,158

Net income (loss) per common share - basic	$1.18	$(3.32)	$(2.43)	$(7.62)
Net income (loss) per common share - diluted	$1.15	$(3.32)	$(2.43)	$(7.62)
13. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of September 30, 2023, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On July 12, 2022, we filed an additional lawsuit against each of Pfizer and Moderna seeking damages for infringement of U.S. Patent No. 11,382,979, or ‘979 patent, in Pfizer’s and Moderna’s manufacture and sale of their mRNA COVID-19 vaccines. The parties agreed to combine the two patents in one lawsuit, separately against each of Moderna and Pfizer/BioNTech.
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
On May 26, 2023, we filed additional lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing the ‘229 patent. In addition to this patent, we added U.S. Patent Nos. 11,633,479 and 11,633,480 in the recently filed suits against both Pfizer and Moderna and also U.S. Patent No. 11,612,657 against Pfizer only.
On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents. On August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing to be held on January 4, 2024. Subsequently, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and such judgment was entered by the court on August 30, 2023, and on September 7, 2023, we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit in the initial lawsuit against Moderna. The claim construction ruling did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, and that case is going forward on a schedule to be set by the court.
The two separate suits against Pfizer are ongoing subject to the January 2024 claim construction hearing on the third claim term, and in September 2023, we and Pfizer agreed to consolidate the 2022 and 2023 lawsuits in one case, which will require moving the trial date from November 2024 to the first half of 2025, with the final schedule to be determined by the court.
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification provisions as of September 30, 2023.

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
ONPATTRO is approved by the United States Food and Drug Administration, or the FDA, for the treatment of the polyneuropathy of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, in adults and has also been approved in the European Union, or EU, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries, including Brazil. In August 2022, we reported positive results from the APOLLO-B Phase 3 study of patisiran (the non-branded name of ONPATTRO) in patients with the cardiomyopathy of transthyretin-mediated amyloidosis, or ATTR amyloidosis, and in December 2022, we submitted a supplemental New Drug Application, or sNDA, to the FDA for patisiran as a potential treatment for the cardiomyopathy of ATTR amyloidosis. In February 2023, the FDA accepted the sNDA for filing and set an action date of October 8, 2023, under the Prescription Drug User Fee Act, or PDUFA, and on September 13, 2023, the FDA’s Cardiovascular and Renal Drugs Advisory Committee, or CRDAC, met to discuss the sNDA for patisiran and voted 9:3 that its benefits outweigh its risks for the treatment of the cardiomyopathy of ATTR amyloidosis. On October 6, 2023, the FDA completed its review of the sNDA for patisiran and issued a complete response letter, or CRL, indicating that evidence of clinical meaningfulness of patisiran was not established for the cardiomyopathy of ATTR amyloidosis, and therefore, the sNDA for patisiran could not be approved in its present form. The CRL did not identify any issues with respect to clinical safety, study conduct, drug quality or manufacturing. Patisiran remains under regulatory review with Brazilian Health Regulatory Agency (ANVISA) for ONPATTRO for the treatment of the cardiomyopathy of ATTR amyloidosis.
AMVUTTRA is approved in the U.S. for the treatment of the polyneuropathy of hATTR amyloidosis in adults. In September 2022, AMVUTTRA was granted marketing authorization in Europe and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, and in Japan for the treatment of TTR type familial amyloidosis with polyneuropathy. In December 2022, AMVUTTRA was approved in Brazil for the treatment of hATTR amyloidosis in adults. Regulatory filings continue in other territories with submissions currently under review or planned for the remainder of 2023 and beyond.
GIVLAARI is approved in the U.S. for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several additional countries, including Brazil, Canada, Switzerland and Japan. Regulatory filings for givosiran (the non-branded drug name for GIVLAARI) in other territories are pending or planned during the remainder of 2023 and beyond.
OXLUMO is approved in the U.S. and EU for the treatment of primary hyperoxaluria type 1, or PH1, in all age groups, and in several additional countries including Brazil and Switzerland. In October 2022, we announced that the FDA approved our sNDA for lumasiran (the non-branded drug name for OXLUMO) for the treatment of PH1 to lower urinary oxalate and plasma oxalate levels in pediatric and adult patients. Regulatory filings in other territories are pending and additional filings are planned during the remainder of 2023 and beyond.
Our fifth product, Leqvio (inclisiran), is in the Cardio-Metabolic Diseases STAr. Leqvio is being developed and commercialized by our partner Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of LDL-C. In July 2023, the FDA approved an expanded indication for Leqvio to include treatment of adults with high LDL-C and who are at increased risk of heart disease. As of September 30, 2023, Leqvio has been approved in more than 90 countries.
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
As part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative prevalent disease medicines. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, or AGT, in development for the treatment of hypertension. In November 2021, we reported positive interim data from the ongoing Phase 1 study of zilebesiran, and initiated the KARDIA Phase 2 clinical studies for zilebesiran. KARDIA-1 is designed to evaluate zilebesiran as a monotherapy across different doses administered quarterly and biannually. KARDIA-2 is designed to evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. In January 2023, we announced that we completed enrollment of patients in the KARDIA-1 Phase 2 study and in July 2023, we announced that we completed enrollment of patients in the KARDIA-2 Phase 2 study. In September 2023, we reported positive topline results from the KARDIA-1 Phase 2 study of zilebesiran in patients at high cardiovascular risk. Topline results from the KARDIA-2 Phase 2 study are anticipated in early 2024. In July 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development of zilebesiran. A description of our collaboration with Roche is described in more detail below under the heading “Strategic Alliances.”
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
In further support of our Alnylam P5x25 strategy and in view of our evolving risk profile, we remain focused on the continued evolution of our global infrastructure, including key objectives such as optimizing our global structure for execution in key markets, enhancing performance consistent with our values, and continuing to strengthen our culture. We maintain focus on our global compliance program to drive its evolution and enhancement in view of the Alnylam P5x25 strategy. Building from our global Code of Business Conduct and Ethics, our compliance program is designed to empower our employees and those with whom we work to execute on our strategy consistent with our values and in compliance with applicable laws and regulations, and to mitigate risk. Comprised of components such as risk assessment and monitoring; policies, procedures, and guidance; training and communications; dedicated resources; and systems and processes supporting activities such as third-party relationships and investigations and remediation; our program and related controls are built to enhance our business processes, structures, and controls across our global operations, and to empower ethical decision making.
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
We have incurred significant losses since we commenced operations in 2002 and as of September 30, 2023, we had an accumulated deficit of $6.87 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses, however we expect 2019 represents our peak operating loss year as we transition towards a self-sustainable financial profile. We anticipate that our operating results will continue to fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of September 30, 2023, we generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the U.S., Europe and Japan. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell our approved products or any other products approved in the future. A portion of our total revenues in recent years has been derived from collaboration revenues from strategic alliances with Regeneron, Vir and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic alliances. Such alliances include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our partner Novartis, as well as proceeds from the sale of equity or debt.
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

The chart below is a summary of our commercial products and late- and early-stage development programs as of October 31, 2023. It identifies those programs for which we have received marketing approval, the stage of our programs and our commercial rights to such programs:

Alnylam Clinical Development Pipeline

Focused in 4 Strategic Therapeutic Areas (STArs):

- ● Genetic Medicines
- ● Cardio-Metabolic Diseases
- ● Infectious Diseases
- ● CNS/Ocular Diseases

		EARLY/MID-STAGE (IND/CTA Filed-Phase 2)	LATE STAGE (Phase 2-Phase 3)	REGISTRATION/ COMMERCIAL[1]	COMMERCIAL RIGHTS
onpattro (patisiran)	*hATTR Amyloidosis with PN*			●	Global
amvuttra (vutrisiran)	*hATTR Amyloidosis with PN*			●	Global
GIVLAARI (givosiran)	*Acute Hepatic Porphyria*			●	Global
OXLUMO (lumasiran)	*Primary Hyperoxaluria Type 1*			●	Global
LEQVIO (inclisiran)	*Hypercholesterolemia*			●	Milestones & up to 20% Royalties[2]
Vutrisiran	*ATTR Amyloidosis with CM*		●		Global
Fitusiran*	*Hemophilia*		●		15-30% Royalties
Cemdisiran (+/- Pozelimab)[3]*	*Complement-Mediated Diseases*		●		Global; Milestone/Royalty
ALN-TTRsc04*	*ATTR Amyloidosis*	●			Global
Belcesiran[4]*	*Alpha-1 Liver Disease*	●			Ex-U.S. option post-Phase 3
ALN-HBV02 (VIR-2218)[5]*	*Hepatitis B Virus Infection*	●			50-50 option post-Phase 2
Zilebesiran*	*Hypertension*	●			U.S. 50-50; Ex-U.S. Royalties
ALN-HSD[6]*	*NASH*	●			Royalty
ALN-APP*	*Alzheimer's Disease; Cerebral Amyloid Angiopathy*	●			50-50
ALN-PNP*	*NASH*	●			50-50
ALN-KHK*	*Type 2 Diabetes*	●			Global

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

During the third quarter of 2023 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: ONPATTRO & AMVUTTRA
•We achieved global net product revenues for ONPATTRO and AMVUTTRA for the third quarter of 2023 of $81.6 million and $148.7 million, respectively.
Total Ultra-Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the third quarter of 2023 of $54.1 million and $28.7 million, respectively.
Leqvio
•Our partner, Novartis, continued the launch of Leqvio in the U.S. and in other markets, with focus on patient on-boarding, removing access hurdles and enhancing medical education.
Late-Stage Clinical Development
•We continued to advance zilebesiran, an investigational RNAi therapeutic in development to treat hypertension in patients at high cardiovascular risk:
◦Reported positive topline results from the KARDIA-1 Phase 2 dose-ranging study of zilebesiran.
•Our partner, Sanofi, reported positive data from the Phase 3 ATLAS-OLE study of fitusiran, in development for the treatment of hemophilia A or B, with or without inhibitors, and is currently in discussions with the FDA regarding filing in 2024.
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
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total revenues	$750,530	$264,306	$486,224	184%	$1,388,574	$702,383	$686,191	98%
Operating costs and expenses	$536,663	$522,346	$14,317	3%	$1,554,345	$1,298,841	$255,504	20%
Income (loss) from operations	$213,867	$(258,040)	$471,907	(183)%	$(165,771)	$(596,458)	$430,687	(72)%
Net income (loss)	$147,753	$(405,920)	$553,673	(136)%	$(302,372)	$(923,663)	$621,291	(67)%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net product revenues	$313,153	$232,267	$80,886	35%	$895,186	$632,654	$262,532	41%
Net revenues from collaborations	427,472	29,297	398,175	*	469,778	64,267	405,511	*
Royalty revenue	9,905	2,742	7,163	261%	23,610	5,462	18,148	332%
Total	$750,530	$264,306	$486,224	184%	$1,388,574	$702,383	$686,191	98%
* Indicates the percentage change period over period is greater than 500%.

Net Product Revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
ONPATTRO
United States	$21,869	$67,196	$(45,327)	(67)%	$77,246	$200,588	$(123,342)	(61)%
Europe	50,371	57,217	(6,846)	(12)%	166,442	167,185	(743)	—%
Rest of World	9,349	20,537	(11,188)	(54)%	31,852	67,614	(35,762)	(53)%
Total	81,589	144,950	(63,361)	(44)%	275,540	435,387	(159,847)	(37)%

AMVUTTRA
United States	113,508	25,060	88,448	353%	288,990	25,060	263,930	*
Europe	19,417	169	19,248	*	40,590	169	40,421	*
Rest of World	15,755	—	15,755	N/A	53,004	—	53,004	N/A
Total	148,680	25,229	123,451	489%	382,584	25,229	357,355	*

GIVLAARI
United States	37,009	31,169	5,840	19%	102,496	84,505	17,991	21%
Europe	12,430	12,477	(47)	—%	40,952	36,059	4,893	14%
Rest of World	4,709	2,013	2,696	134%	16,505	5,522	10,983	199%
Total	54,148	45,659	8,489	19%	159,953	126,086	33,867	27%

OXLUMO
United States	9,713	6,383	3,330	52%	27,564	18,916	8,648	46%
Europe	15,086	9,348	5,738	61%	40,611	25,099	15,512	62%
Rest of World	3,937	698	3,239	464%	8,934	1,937	6,997	361%
Total	28,736	16,429	12,307	75%	77,109	45,952	31,157	68%

Total net product revenues	$313,153	$232,267	$80,886	35%	$895,186	$632,654	$262,532	41%
* Indicates the percentage change period over period is greater 500%.
Net product revenues increased during the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to the launch of AMVUTTRA in the third quarter of 2022, partially offset by a decrease of demand for ONPATTRO due to patient switches to AMVUTTRA. Additional growth was related to an increase in patients on GIVLAARI and OXLUMO therapies.
We expect net product revenues to continue to increase during the remainder of 2023, as compared to 2022, as we continue to add new patients onto our commercial products, as well as launch these products into additional markets.

Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Roche	$311,328	$—	$311,328	N/A	$311,328	$—	$311,328	N/A
Regeneron Pharmaceuticals	80,254	21,979	58,275	265%	97,407	34,405	63,002	183%
Novartis AG	18,381	5,803	12,578	217%	41,941	27,472	14,469	53%
Other	17,509	1,515	15,994	*	19,102	2,390	16,712	*
Total	$427,472	$29,297	$398,175	*	$469,778	$64,267	$405,511	*
* Indicates the percentage change period over period is greater than 500%.
Net revenues from collaborations increased during the three and nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to revenue recognized under our agreements with Roche and Regeneron. During the quarter, we recognized $310.0 million of revenue under our agreement with Roche as the Roche License Obligation was satisfied this quarter upon transfer of licenses to Roche and, in connection with the Regeneron Collaboration, we recognized a cumulative catch-up adjustment of $65.0 million of revenue from the $100.0 million milestone earned for achieving certain criteria during early clinical development for our CNS program, ALN-APP.
Royalty revenue increased during the three and nine months ended September 30, 2023, as compared to the same period in 2022, due to increased royalties earned from global net sales of Leqvio by our partner, Novartis.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors including the level of work reimbursed by partners, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. We expect net revenues from collaboration and royalty revenue to continue to increase in the remainder of 2023, as compared to 2022, due to the timing of manufacturing activities, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. The amount of revenue from collaborations that we recognize, in part, is based on estimates of total costs to be incurred. These estimates reflect our historical experiences, current contractual requirements, and forecasted plans of development or manufacturing activities. We adjust these estimates for changes in actual costs incurred, contractual terms, and further forecasts. Such changes in estimates could have a significant impact on revenue and earnings in the period of the adjustment.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of goods sold	$79,473	$36,507	$42,966	118%	$196,241	$94,002	$102,239	109%
Cost of goods sold as a percentage of net product revenues	25.4%	15.7%			21.9%	14.9%

Cost of collaborations and royalties	4,836	4,609	227	5%	28,307	23,549	4,758	20%
Research and development	253,179	245,371	7,808	3%	732,274	620,976	111,298	18%
Selling, general and administrative	199,175	235,859	(36,684)	(16)%	597,523	560,314	37,209	7%
Total	$536,663	$522,346	$14,317	3%	$1,554,345	$1,298,841	$255,504	20%
Cost of goods sold
Cost of goods sold as a percentage of net product revenues increased during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to recording an impairment of ONPATTRO inventory that had been manufactured for future demand associated with the ATTR cardiomyopathy indication for patisiran for which we did not receive regulatory approval.
We expect cost of goods sold and cost of goods sold as a percentage of net product revenues will continue to increase during the remainder of 2023, as compared to 2022, primarily as a result of an expected increase in total net product sales and increased AMVUTTRA royalties.

Cost of collaborations and royalties
Cost of collaborations and royalties increased during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to increased demand of GalNAc material supplied to our collaboration partners to support certain product manufacturing and ongoing clinical trials and increased royalties payable to third parties on the net sales of licensed products by Novartis.
We expect cost of collaborations and royalties to continue to increase during the remainder of 2023, as compared to 2022, due to the timing and demand of GalNAc material to be supplied to our collaboration partners.
Research and development
Research and development expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Clinical research and outside services	$112,558	$104,762	$7,796	7%	$333,853	$288,833	$45,020	16%
Compensation and related	68,112	58,377	9,735	17%	197,539	163,416	34,123	21%
Occupancy and all other costs	43,354	29,270	14,084	48%	122,694	93,510	29,184	31%
Stock-based compensation	29,155	52,962	(23,807)	(45)%	78,188	75,217	2,971	4%
Total	$253,179	$245,371	$7,808	3%	$732,274	$620,976	$111,298	18%
For the three months ended September 30, 2023, the increase in research and development expenses, as compared to the same period in 2022, was primarily due to the following:
•Increased occupancy and all other costs as a result of a technology access milestone payable to a partner, higher costs related to supplies and raw materials that will be consumed in various clinical activities, and higher costs related to IT and other professional services to support our growing clinical footprint; and
•Increased compensation and related expenses as a result of increased headcount to support our R&D pipeline and development expenses.
Offset by:
•Decreased stock-based compensation expense related to the accounting for certain performance-based awards that vested in 2022.
For the nine months ended September 30, 2023, the increase in research and development expenses, as compared to the same period in 2022, was primarily due to the following:
•Increased clinical research and outside services primarily associated with zilebesiran as enrollment activities for our KARDIA-1 and KARDIA-2 clinical studies continued and additional costs associated with manufacturing batches associated with those clinical activities. Costs associated with clinical trials of other programs such as ALN-TTRsc04 and our ongoing early development studies also were higher when compared to last year. These costs were offset by decreased costs related to preclinical activities as targets moved into the clinic during 2023;
•Increased compensation and related expenses as a result of increased headcount to support our R&D pipeline and development expenses; and
•Increased occupancy and all other costs as a result of higher costs related to supplies and raw materials that will be consumed in various clinical activities, and higher costs related to IT and other professional services to support our growing clinical footprint.
During the three and nine months ended September 30, 2023 and 2022, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical services, including the manufacture of clinical product.

The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaboration partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Regeneron Pharmaceuticals	$18,939	$19,948	$58,254	$43,002
Other	3,365	357	4,711	1,172
Total	$22,304	$20,305	$62,965	$44,174
Selling, general and administrative
Selling, general and administrative expenses consist of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Compensation and related	$75,199	$70,361	$4,838	7%	$225,032	$197,346	$27,686	14%
Consulting and professional services	54,187	59,557	(5,370)	(9)%	162,723	155,138	7,585	5%
Occupancy and all other costs	35,007	30,785	4,222	14%	108,270	95,165	13,105	14%
Stock-based compensation	34,782	75,156	(40,374)	(54)%	101,498	112,665	(11,167)	(10)%
Total	$199,175	$235,859	$(36,684)	(16)%	$597,523	$560,314	$37,209	7%
For the three months ended September 30, 2023, the decrease in selling, general and administrative expenses, as compared to the same period in 2022, was primarily due to decreased stock-based compensation expense related to the accounting for certain performance-based awards that vested in 2022.
For the nine months ended September 30, 2023, the increase in selling, general and administrative expenses, as compared to the same period in 2022, was primarily due to increased compensation and related expenses attributed to increased headcount and increased other costs related to various investments in IT and other digital initiatives in support of the global launch of AMVUTTRA and other areas of strategic growth.
We expect that research and development expenses combined with selling, general and administrative expenses will continue to increase during the remainder of 2023, as compared to 2022, as we continue to advance and develop our platform and pipeline, advance our product candidates, including partnered programs, into later-stage development, prepare regulatory submissions and continue to build-out our global commercial and compliance infrastructure and field team to support our commercial portfolio as well as launch our commercial products into additional markets, assuming regulatory approvals. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(30,893)	$(41,084)	$10,191	(25)%	$(89,883)	$(126,055)	$36,172	(29)%
Interest income	25,425	7,820	17,605	225%	65,155	10,731	54,424	*
Other expense, net
Realized and unrealized loss on marketable equity securities	(16,844)	(7,850)	(8,994)	115%	(17,711)	(40,108)	22,397	(56)%
Change in fair value of development derivative liability	(31,209)	(25,084)	(6,125)	24%	(67,895)	(70,776)	2,881	(4)%
Other	(9,605)	(5,119)	(4,486)	88%	(19,725)	(20,720)	995	(5)%
Loss on the extinguishment of debt	—	(76,586)	76,586	(100)%	—	(76,586)	76,586	(100)%
Total	$(63,126)	$(147,903)	$84,777	(57)%	$(130,059)	$(323,514)	$193,455	(60)%
* Indicates the percentage change period over period is greater than 500%.
Total other expense decreased during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to increased interest income driven by higher market interest rates on our marketable debt securities, decreased interest expense as a result of a more favorable interest rate under the Notes compared with the interest rate under the credit facility held with Blackstone and a $76.6 million loss on the extinguishment of the Blackstone credit agreement recognized in 2022.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$133,951	$(409,296)
Investing activities	$(95,694)	$309,265
Financing activities	$132,903	$362,316
Operating activities
Net cash provided by operating activities increased during the nine months ended September 30, 2023, compared to the same period ended 2022, primarily due to the receipt of a $310.0 million up-front payment received in connection with the Roche Agreement in addition to stronger cash receipts from increased product sales.
Investing activities
Net cash used in investing activities increased during the nine months ended September 30, 2023, compared to the same period ended 2022, primarily due to net activities related to our marketable debt securities.
Financing activities
Net cash provided by financing activities decreased during the nine months ended September 30, 2023, compared to the same period ended 2022, primarily due to $136.2 million received from the issuance of convertible debt, net of repayment of the credit facility held with Blackstone and purchase of capped call transactions in September 2022, in addition to decreased net proceeds from the issuance of common stock in connection with stock option exercises and other types of equity.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of September 30, 2023, have received regulatory approval and commercially launched four products. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products or successfully expand the indications for our approved products, including AMVUTTRA in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Our expected working and other capital requirements are described in our 2022 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2023, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2022 Annual Report on Form 10-K.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2023, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there have been no significant changes to the financial market risks described as of December 31, 2022. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Business Related Risks – Risks Related to Our Financial Results
•The marketing and sale of our approved products or any future products may be unsuccessful or less successful than anticipated and we may be unable to expand the indication for AMVUTTRA.
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
Risks Related to Our Business
Risks Related to Our Financial Results
The marketing and sale of our approved products or any future products may be less successful than anticipated, and we may be unable to expand the indication for certain of our commercial products, including AMVUTTRA.
In 2018, our first commercial product, ONPATTRO, was approved by the FDA and EMA, and we have since received approval and launched ONPATTRO in several additional territories. In 2019, the FDA approved our second product, GIVLAARI, which was also approved by the EMA and has since received approval in several additional territories, and in 2020, the FDA and EMA approved our third product, OXLUMO, which received additional regulatory approvals in 2021 and 2022. In June 2022, the FDA approved AMVUTTRA, which was granted marketing authorization in Europe and the UK in September 2022 and has since received regulatory approval in Japan and Brazil. We also have multiple product candidates in late-stage clinical development. While we have commercially launched four products, we cannot predict whether we will successfully market and sell our approved products, or successfully expand the indications of certain of our approved products, including AMVUTTRA. For example, in August and September 2022, we reported positive safety and efficacy results from the APOLLO-B Phase 3 clinical trial of patisiran, which was designed and powered to evaluate the effects of patisiran on functional capacity and quality of life in patients with ATTR amyloidosis with cardiomyopathy. While we believe that the APOLLO-B results after 12 months validate the therapeutic hypothesis of RNAi therapeutics targeting TTR as potential treatment for patients with ATTR amyloidosis with cardiomyopathy, in October 2023, the FDA issued a CRL for our sNDA for patisiran for the treatment of the cardiomyopathy of ATTR amyloidosis, indicating that the clinical meaningfulness of patisiran’s treatment effects for the cardiomyopathy of ATTR amyloidosis had not been established, and therefore, the sNDA could not be approved in its present form.
To execute our business plan of building a profitable, top-tier biotech company by the end of 2025 and achieving our Alnylam P5x25 strategy and the metrics associated with such strategy, in addition to successfully marketing, selling and expanding the indications of our approved products, we will need to successfully:
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
We have experienced significant operating losses since our inception. As of September 30, 2023, we had an accumulated deficit of $6.87 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2023 and beyond, we may never attain profitability or positive cash flow from operations. For the three and nine months ended September 30, 2023, we recognized $313.2 million and $895.2 million, respectively, in net product revenues from sales of ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO. While we believe 2019 was our peak operating loss year, we expect to continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve self-sustainability by the end of 2025. While we believe our current cash, cash equivalents and marketable equity and debt securities, as well as the revenue we expect to generate from product sales and under our current alliances, including milestones and royalties on Leqvio sales, should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from alliances with pharmaceutical and biotechnology companies, including Roche, Novartis and Regeneron. We cannot be certain that we will be able to maintain our existing alliances, secure and maintain new alliances, meet the obligations, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new alliances. Moreover, we cannot be certain that our partners, including Novartis, will continue to successfully execute their obligations under our alliance agreements and generate additional revenues for us.
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
•the impact of any future pandemics or public health emergencies or the ongoing conflicts in Israel and Ukraine on the initiation or completion of pre-clinical studies or clinical trials and the supply of our products or product candidates;
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
As of September 30, 2023, we had $2.41 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
We are continuing to advance our commercial capabilities, including in marketing, sales, market access and distribution, to support our wholly-owned products. We also continue to advance our growing pipeline of RNAi therapeutic opportunities. However, we may not have adequate capacity or capabilities to advance all of our therapeutic opportunities. Accordingly, we have entered into alliances with other companies and collaborators that we believe can provide such capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such alliances in the future. Our collaboration strategy is to form alliances that create significant value for us and our collaborators in the advancement of RNAi therapeutics as a new class of innovative medicines. Specifically, with respect to our Genetic Medicine pipeline, as a result of our broad strategic alliance with Sanofi formed in 2014, Sanofi has the right to develop and commercialize fitusiran globally. In addition, we formed a collaboration with MDCO (which was acquired by Novartis in January 2020) to advance inclisiran. In March 2018, we entered into a discovery collaboration with Regeneron to identify RNAi therapeutics for NASH and potentially other related diseases, and in November 2018, we and Regeneron entered into a separate, fifty-fifty collaboration to further research, co-develop and commercialize any therapeutic product candidates that emerge from these discovery efforts. In October 2017, we announced an exclusive licensing agreement with Vir for the development and commercialization of RNAi therapeutics for infectious diseases, including chronic HBV infection. In April 2020, we entered into a development and commercialization collaboration with Dicerna (which was acquired by Novo Nordisk in December 2021) to advance investigational RNAi therapeutics for the treatment of alpha-1 liver disease. With respect to our CNS/Ocular Disease pipeline, in April 2019, we announced a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and CNS, in addition to a select number of targets expressed in the liver. With respect to our Cardio-Metabolic pipeline, in July 2023, we entered into a Collaboration and License Agreement with Roche for the worldwide joint development of pharmaceutical products containing zilebesiran.
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
If we enter into clinical trials, the results from nonclinical testing or early or late stage clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, we are conducting the HELIOS-B Phase 3 clinical trial of vutrisiran, which is investigating the potential of vutrisiran to treat the cardiac manifestations of disease in patients with ATTR amyloidosis with cardiomyopathy. While vutrisiran has demonstrated positive results in patients with hATTR amyloidosis with polyneuropathy, we cannot be certain that the results from HELIOS-B will be positive or that the results from HELIOS-B will support approval of vutrisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development, including with respect to vutrisiran, could have a material adverse effect on our business and operating results. Moreover, our approved products and our current product candidates, employ novel delivery technologies that, with the exception of inclisiran, have yet to be extensively evaluated in human clinical trials and proven safe and effective.
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
Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. For example, we or our partners may experience difficulty enrolling our clinical trials, including, but not limited to, the ongoing clinical trials for fitusiran, due to the availability of existing approved treatments, as well as other investigational treatments in development. In addition, in November 2018 we announced that due to recruitment challenges, we had discontinued a Phase 2 study of cemdisiran in atypical hemolytic uremic syndrome and are focusing our cemdisiran clinical development efforts in a different indication. Delays or difficulties in patient enrollment, or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments or safety concerns, including the impact of public health emergencies, can result in increased costs, longer development times or termination of a clinical trial.

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
Our and our partnered product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our partners are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin selling them, or, in the case of vutrisiran, will not obtain regulatory approval to be sold for broader indications than are currently approved. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 study of patisiran in patients with the cardiomyopathy of ATTR amyloidosis, and received a 9:3 vote from the FDA’s CRDAC that patisiran's benefits outweighed its risks for the treatment of the cardiomyopathy of ATTR amyloidosis, in October 2023, the FDA issued a CRL in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
Because the drugs we or our partners are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our partners may submit. Moreover, the FDA may respond to these submissions by defining requirements we or our partners may not have anticipated. Such responses could lead to significant delays and increased costs in the development of our or our partnered product candidates. In addition, because there may be approved treatments for some of the diseases for which we or our partners may seek approval, including vutrisiran for the treatment of ATTR amyloidosis with cardiomyopathy, or treatments in development which are approved by the time we or they apply for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies may impact the review, inspection and approval timelines for our or our partnered product candidates. During the COVID-19 public health emergency, the FDA worked to ensure timely reviews of applications for medical products in line with its user fee performance goals and conducted mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. In addition, during the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. In December 2020, the FDA issued a complete response letter regarding Novartis' NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. In July 2021, Novartis announced that the resubmission to the FDA of the inclisiran NDA to address the complete response letter was filed, and the FDA approved Leqvio (which is the trade name under which inclisiran is marketed in the U.S.) in December 2021. The delay in the approval of Leqvio resulted in delayed milestone and royalty revenue to us. Any similar interruption or delay by the FDA, EMA or comparable foreign regulatory agency could have a material adverse effect on our efforts to obtain regulatory approval for our product candidates, which could have a material adverse effect on our financial results. For instance, the FDA may request additional clinical or other data or information in connection with the regulatory review of our or our partners’ product candidates, including by issuing a complete response letter which may require that we or our partners’ submit additional clinical or other data or impose other conditions that must be met in order to secure final approval of our or our partners’ NDA applications, including potentially requiring a facility inspection. Even if such data and information are submitted, or any such inspection is completed, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.
Any delay or failure in obtaining required approvals for our product candidates or our partnered product candidates could have a material adverse effect on our ability to generate revenues from any product candidate for which we or our partners may seek approval in the future. For example, as a result of the recent CRL from the FDA in response to our sNDA for patisiran as a potential treatment for the cardiomyopathy of ATTR amyloidosis, our ability to generate product revenues for patisiran will be negatively impacted. Furthermore, any regulatory approval to market any product may be subject to limitations on the approved uses for which we or our partners may market the product or the labeling or other restrictions, which could limit each such product’s market opportunity and have a negative impact on our results of operations and our stock price. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we or our partners could be required to adopt a similar plan, known as a risk management plan, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.
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
Following any initial regulatory approval of drugs we or our partners may develop, including our four approved drugs, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of our approved drugs or other drug products required as a condition of approval or agreed to by us. The regulatory approvals that we receive for ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, as well as any regulatory approvals we receive for any other product candidates may also be subject to limitations on the approved uses for which the product may be marketed, including any expanded label for AMVUTTRA. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
For example, one of our two commercially approved therapeutics for the treatment of the polyneuropathy of hATTR amyloidosis in adults, ONPATTRO, utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, or which may not compete favorably with other available options, including inotersen, marketed by Ionis in several countries, which is administered subcutaneously, or tafamidis, marketed by Pfizer in several countries, which is in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by patients and their caregivers. Assuming positive Phase 3 results, vutrisiran, if approved for the treatment of ATTR amyloidosis with cardiomyopathy, could face similar challenges in market acceptance.
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
Our ability to commercialize our approved products or any future products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. One or more of our approved products and other products for which we are able to obtain marketing approval may not be considered cost-effective, and the amount reimbursed may be insufficient to allow us to sell such product(s) or any future products on a competitive basis. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into over 40 value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payers on these agreements is also intended to provide more certainty to them for their investment and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 3.7% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. In response, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the Most Favored Nation, or MFN, Model may materially and adversely affect the price we receive for any of our commercially approved products. Further, on November 20, 2020, the Centers for Medicare and Medicaid Services, or CMS, issued an Interim Final Rule implementing the MFN Model under which Medicare Part B reimbursement rates will be calculated for certain drugs based on the lowest price drug manufacturers receive in OECD countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on December 29, 2021, CMS rescinded the proposed MFN rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed until January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America’s motion for summary judgement invalidating the accumulator adjustment rule. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current U.S. presidential administration may reverse or otherwise change these measures, both the current U.S. presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
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
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. We and Dicerna settled the ongoing litigation between us in April 2018. In March 2022, we announced that we separately filed suit in United States District Court for the District of Delaware against Pfizer and Moderna, Inc., seeking damages for infringement of U.S. Patent No. 11,246,933 in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. Pfizer joined BioNTech SE, or BioNTech, to the suit and filed counterclaims. In July 2022, we filed an additional lawsuit in United States District Court for the District of Delaware against each of Pfizer/BioNTech and Moderna seeking damages for infringing U.S. Patent No. 11,382,979. The court combined the two patents in a single suit for each of Pfizer/BioNTech and Moderna with trial dates set for each in November 2024. On May 26, 2023, we filed additional lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing U.S. Patent No. 11,590,229 in the United States District Court for the District of Delaware. In addition to this patent, we added U.S. Patent Nos. 11,633,479 and 11,633,480 in the recently filed suits against both Pfizer and Moderna and also U.S. Patent No. 11,612,657 against Pfizer only. On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents. On August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing scheduled to be held on January 4, 2024. Subsequently, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and that judgment was entered by the court on August 30, 2023, and on September 7, 2023, we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit in the 2022 lawsuit against Moderna. The claim construction ruling did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, and that case is going forward on a schedule to be set by the court. The two separate suits against Pfizer are ongoing subject to the January 2024 hearing on the third claim term, and in September 2023, we and Pfizer agreed to consolidate the 2022 and 2023 lawsuits in one case, which will require moving the trial date from November 2024 to the first half of 2025, with the final schedule to be determined by the court. The aforementioned patents relate to our biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. For example, assuming positive Phase 3 results and regulatory approval, vutrisiran, our RNAi therapeutic in development for ATTR amyloidosis patients with cardiomyopathy, would compete with tafamidis, marketed by Pfizer, which is currently approved to treat this disease. We also expect to face competition from new drugs that enter the market. There are a number of drugs currently under development, which may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop and commercialize. For example, we developed ONPATTRO and AMVUTTRA for the treatment of hATTR amyloidosis. In August 2018, the FDA approved ONPATTRO lipid complex injection for the treatment of the polyneuropathy of hATTR amyloidosis in adults, and the EC granted marketing authorization for ONPATTRO for the treatment of hATTR amyloidosis in adults with stage 1 or stage 2 polyneuropathy. We are aware of other approved products used to treat this disease, including tafamidis, and inotersen, developed and marketed by Ionis, as well as product candidates in various stages of clinical development, including eplontersen, an additional investigational drug developed by Ionis in partnership with AstraZeneca, which met co-primary and secondary endpoints in a Phase 3 study for the polyneuropathy of hATTR amyloidosis, and is currently under regulatory review by the FDA with a PDUFA action date of December 22, 2023. Finally, BridgeBio Pharma, Inc., or BridgeBio, announced positive results from its Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR-CM in July 2023, and noted that they anticipate filing an NDA with the FDA by the end of 2023. While we believe that ONPATTRO and AMVUTTRA have and will continue to have a competitive product profile for the treatment of patients with hATTR amyloidosis with polyneuropathy, it is possible that ONPATTRO and/or AMVUTTRA may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success. Moreover, positive or negative data and/or the commercial success or failure of competitive products could negatively impact our stock price. For example, our stock price was negatively impacted by the results of Part A of BridgeBio's Phase 3 clinical trial.
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
•reimbursement coverage; and
•patent position.
We are aware of product candidates in various stages of clinical development for the treatment of PH1 which would compete with OXLUMO, our RNAi therapeutic approved in the U.S. and EU for the treatment of this disease, including Oxabact®, a bacteria-based investigational therapy in development by OxThera AB and reloxaliase an investigational enzyme therapy in Phase 3 development for primary or severe secondary hyperoxaluria by Allena Pharmaceuticals, Inc. In addition, Novo Nordisk's RivflozaTM (nedosiran), a once-monthly subcutaneous RNAi therapy, to lower urinary oxalate levels in children 9 years of age and older and adults with PH1 and relatively preserved kidney function, developed by Dicerna, was approved by the FDA in October 2023, and will compete with OXLUMO. In April 2020, we and Dicerna granted each other a non-exclusive cross-license to our respective intellectual property related to lumasiran, and Dicerna’s nedosiran. Our competitors may develop or commercialize products with significant advantages over any products we develop based on any of the factors listed above or on other factors. In addition, our competitors may develop strategic alliances with or receive funding from larger pharmaceutical or biotechnology companies, providing them with an advantage over us. Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan. Furthermore, we also face competition from existing and new treatment methods that reduce or eliminate the need for drugs, such as the use of advanced medical devices. The development of new medical devices or other treatment methods for the diseases we are targeting could make our product candidates noncompetitive, obsolete or uneconomical.
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
For example, on September 12, 2019, the Chester County Employees Retirement Fund, individually and on behalf of all others similarly situated, filed a purported securities class action complaint alleging violation of federal securities laws against us, certain of our current and former directors and officers, and the underwriters of our November 14, 2017 public stock offering, in the Supreme Court of the State of New York, New York County. While we believe the allegations in the New York State Securities Litigation were without merit, in August 2021, the parties reached an agreement in principle to resolve the matter. At a hearing on April 12, 2022, the Supreme Court of the State of New York granted final approval to the settlement. Proceedings in the First Department were adjourned until April 2022, pending final approval of any settlement, and were withdrawn as a result of final approval on April 18, 2022. Future litigation, including future securities litigation, could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition. We maintain liability insurance; however, if any costs or expenses associated with litigation exceed our insurance coverage, we may be forced to bear some or all of these costs and expenses directly, which could be substantial. In addition, we have obligations to indemnify third parties, including our officers and directors, in connection with certain litigation, and those obligations may not be covered by insurance.
Future sales of shares of our common stock, including by our significant stockholders, us or our directors and officers, could cause the price of our common stock to decline.
A small number of our stockholders beneficially own a substantial amount of our common stock. As of September 30, 2023, our seven largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If our significant stockholders, or we or our officers and directors, sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended September 30, 2023, certain of our directors entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.
Michael W. Bonney, Director
On August 10, 2023, Michael W. Bonney, a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Mr. Bonney, acting through a broker, may sell up to an aggregate of 30,000 shares of our common stock received upon the exercise of options granted to Mr. Bonney as director compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from November 13, 2023 to December 17, 2024. The plan is scheduled to terminate on December 17, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Bonney or the broker, or as otherwise provided in the plan.
David E.I. Pyott, Director
On August 11, 2023, David E.I. Pyott, a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Mr. Pyott, acting through a broker, may sell up to an aggregate of 32,450 shares of our common stock received upon the exercise of options granted to Mr. Pyott as director compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from November 16, 2023 to November 15, 2024. The plan is scheduled to terminate on November 15, 2024, subject to earlier termination upon the sale of all shares subject to the plan upon termination by Mr. Pyott or the broker, or as otherwise provided in the plan.

ITEM 6. EXHIBITS

10.1#†	Collaboration and License Agreement dated as of July 21, 2023 by and between the Registrant and F. Hoffmann-La Roche Ltd. and Genentech, Inc.
31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

ALNYLAM PHARMACEUTICALS, INC.

Date: November 2, 2023	/s/ Yvonne L. Greenstreet, MBChB, MBA
Yvonne L. Greenstreet, MBChB, MBA Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)