Form 10-Q
period 2024-03-31
ALNYLAM PHARMACEUTICALS, INC.
filed 2024-05-02
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At April 26, 2024, the registrant had 126,491,778 shares of Common Stock, $0.01 par value per share, outstanding.

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
•the impact of any future pandemics or public health emergencies on, among other things, our financial performance, business and operations, including manufacturing, supply chain, research and development activities and pipeline programs, and other potential impacts to our business;
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
•our views and plans with respect to our 5-year Alnylam P5x25 strategy and our intentions to achieve the metrics associated with this strategy, including to become a top-tier biotech company by the end of 2025, and our ability to successfully execute on our Alnylam P5x25 strategy;
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
•our ability to satisfy our payment obligations, and to service the interest on, or to refinance our indebtedness, including our convertible notes, or to make cash payments in connection with any conversion of our convertible notes, to the extent required; and
•our expectations regarding the effect of the capped call transactions and the anticipated market activities of the option counterparties and/or their respective affiliates.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$681,879	$812,688
Marketable debt securities	1,678,147	1,615,516
Marketable equity securities	11,256	11,178
Accounts receivable, net	321,377	327,787
Inventory	93,988	89,146
Prepaid expenses and other current assets	201,960	126,382
Total current assets	2,988,607	2,982,697
Property, plant and equipment, net	523,460	526,057
Operating lease right-of-use assets	195,468	199,732
Restricted investments	49,390	49,391
Other assets	67,461	72,003
Total assets	$3,824,386	$3,829,880
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$78,148	$55,519
Accrued expenses	698,865	713,013
Operating lease liability	41,672	41,510
Deferred revenue	76,850	102,753
Liability related to the sale of future royalties	46,174	54,991
Total current liabilities	941,709	967,786
Operating lease liability, net of current portion	237,829	243,101
Deferred revenue, net of current portion	185,506	188,175
Convertible debt	1,021,732	1,020,776
Liability related to the sale of future royalties, net of current portion	1,336,892	1,322,248
Other liabilities	319,990	308,438
Total liabilities	4,043,658	4,050,524
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 126,463 shares issued and outstanding as of March 31, 2024; 125,794 shares issued and outstanding as of December 31, 2023	1,265	1,259
Additional paid-in capital	6,881,977	6,811,063
Accumulated other comprehensive loss	(26,988)	(23,375)
Accumulated deficit	(7,075,526)	(7,009,591)
Total stockholders’ deficit	(219,272)	(220,644)
Total liabilities and stockholders’ deficit	$3,824,386	$3,829,880
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Statements of Operations
Revenues:
Net product revenues	$365,163	$276,328
Net revenues from collaborations	118,548	36,462
Royalty revenue	10,622	6,500
Total revenues	494,333	319,290
Operating costs and expenses:
Cost of goods sold	54,613	41,432
Cost of collaborations and royalties	11,363	13,437
Research and development	260,995	230,569
Selling, general and administrative	210,797	183,659
Total operating costs and expenses	537,768	469,097
Loss from operations	(43,435)	(149,807)
Other (expense) income:
Interest expense	(35,253)	(28,955)
Interest income	29,645	18,655
Other expense, net	(14,544)	(12,255)
Total other expense, net	(20,152)	(22,555)
Loss before income taxes	(63,587)	(172,362)
Provision for income taxes	(2,348)	(1,739)
Net loss	$(65,935)	$(174,101)
Net loss per common share - basic and diluted	$(0.52)	$(1.40)
Weighted-average common shares used to compute basic and diluted net loss per common share	126,138	124,111

Statements of Comprehensive Loss
Net loss	$(65,935)	$(174,101)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(3,568)	4,125
Foreign currency translation (loss) gain	(78)	1,410
Defined benefit pension plans, net of tax	33	(5)
Total other comprehensive (loss) income	(3,613)	5,530
Comprehensive loss	$(69,548)	$(168,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	125,794	$1,259	$6,811,063	$(23,375)	$(7,009,591)	$(220,644)
Exercise of common stock options, net of tax withholdings	223	2	24,763	—	—	24,765
Issuance of common stock under equity plans	446	4	(4)	—	—	—
Stock-based compensation charges	—	—	46,155	—	—	46,155
Other comprehensive loss	—	—	—	(3,613)	—	(3,613)
Net loss	—	—	—	—	(65,935)	(65,935)
Balance as of March 31, 2024	126,463	$1,265	$6,881,977	$(26,988)	$(7,075,526)	$(219,272)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	123,925	$1,240	$6,454,540	$(44,654)	$(6,569,349)	$(158,223)
Exercise of common stock options, net of tax withholdings	269	3	26,415	—	—	26,418
Issuance of common stock under equity plans	47	—	—	—	—	—
Stock-based compensation charges	—	—	41,136	—	—	41,136
Other comprehensive income	—	—	—	5,530	—	5,530
Net loss	—	—	—	—	(174,101)	(174,101)
Balance as of March 31, 2023	124,241	$1,243	$6,522,091	$(39,124)	$(6,743,450)	$(259,240)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(65,935)	$(174,101)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,517	14,065
Amortization and interest accretion related to operating leases	11,969	12,014
Non-cash interest expense on liability related to the sale of future royalties	31,565	25,275
Stock-based compensation expense	45,347	39,947
Realized and unrealized (gain) loss on marketable equity securities	(78)	2,267
Change in fair value of development derivative liability	8,586	6,471
Other	(5,188)	(6,276)
Changes in operating assets and liabilities:
Accounts receivable, net	410	19,153
Inventory	22	(403)
Prepaid expenses and other assets	(75,462)	(1,235)
Accounts payable, accrued expenses and other liabilities	(4,865)	(81,975)
Operating lease liability	(12,840)	(12,827)
Deferred revenue	(28,563)	(8,850)
Net cash used in operating activities	(81,515)	(166,475)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,973)	(13,891)
Purchases of marketable securities	(420,115)	(435,746)
Sales and maturities of marketable securities	365,468	373,420
Proceeds from maturity of restricted investments	39,975	49,225
Purchases of restricted investments	(39,975)	(49,225)
Net cash used in investing activities	(67,620)	(76,217)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	25,859	42,371
Proceeds from development derivative, net	3,052	4,000
Net cash provided by financing activities	28,911	46,371
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,941)	2,176
Net decrease in cash, cash equivalents and restricted cash	(130,165)	(194,145)
Cash, cash equivalents and restricted cash, beginning of period	814,884	868,556
Cash, cash equivalents and restricted cash, end of period	$684,719	$674,411
Supplemental disclosure of cash flows:
Cash paid for interest	$30,945	$13,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS
Alnylam Pharmaceuticals, Inc. (also referred to as Alnylam, the Company, we, our or us) commenced operations on June 14, 2002 as a biopharmaceutical company seeking to develop and commercialize novel therapeutics based on ribonucleic acid interference, or RNAi. We are committed to the advancement of our company strategy of building a multi-product, global, commercial biopharmaceutical company with a deep and sustainable clinical pipeline of RNAi therapeutics for future growth and a robust, organic research engine for sustainable innovation and great potential for patient impact. Since inception, we have focused on discovering, developing and commercializing RNAi therapeutics by establishing and maintaining a strong intellectual property position in the RNAi field, establishing strategic collaborations with leading pharmaceutical and life sciences companies, generating revenues through licensing agreements, and ultimately developing and commercializing RNAi therapeutics globally, either independently or with our strategic collaborators. We have devoted substantially all of our efforts to business planning, research, development, manufacturing and commercial efforts, acquiring, filing and expanding intellectual property rights, recruiting management and technical staff, and raising capital.
In early 2021, we launched our Alnylam P5x25 strategy, which focuses on our planned transition to a top-tier biotech company by the end of 2025. With Alnylam P5x25, we aim to deliver transformative rare and prevalent disease medicines for patients around the world through sustainable innovation, while delivering exceptional financial performance.
As of March 31, 2024, we have five marketed products, including one collaborated product, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying condensed consolidated financial statements of Alnylam are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 15, 2024. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.
The accompanying condensed consolidated financial statements reflect the operations of Alnylam and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to satisfy our working capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to this new standard.
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the disclosure requirements related to this new standard.
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold, consist of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
ONPATTRO
United States	$16,539	$29,817
Europe	44,690	59,678
Rest of World	7,988	12,998
Total	69,217	102,493

AMVUTTRA
United States	130,238	79,013
Europe	43,733	6,768
Rest of World	21,270	15,987
Total	195,241	101,768

GIVLAARI
United States	38,731	30,291
Europe	15,315	14,471
Rest of World	4,010	3,144
Total	58,056	47,906

OXLUMO
United States	13,332	9,057
Europe	21,427	13,309
Rest of World	7,890	1,795
Total	42,649	24,161

Total net product revenues	$365,163	$276,328
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of March 31, 2024	As of December 31, 2023
Receivables included in “Accounts receivable, net”	$239,975	$210,097

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
Roche	$74,680	$—
Regeneron Pharmaceuticals	26,764	19,990
Novartis AG	14,516	14,933
Other	2,588	1,539
Total	$118,548	$36,462

The following table presents the balance of our receivables, contract assets and contract liabilities related to our collaboration agreements:

(In thousands)	As of March 31, 2024	As of December 31, 2023
Receivables included in “Accounts receivable, net”	$66,344	$99,576
Contract assets included in “Prepaid expenses and other current assets”	$65,000	$—
Contract liabilities included in “Deferred revenue”	$262,248	$290,763
We recognized revenue of $20.4 million and $15.4 million in the three months ended March 31, 2024 and 2023, respectively, that was included in the contract liability balance at the beginning of the period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaborator:

	Three Months Ended March 31,
	2024			2023
(In thousands)	Clinical and Manufacturing	External Services	Other	Clinical and Manufacturing	External Services	Other
Roche	$14,135	$3,612	$334	$—	$—	$—
Regeneron Pharmaceuticals	10,789	3,741	4,173	8,516	1,240	9,363
Other	2,106	—	707	312	126	360
Total	$27,030	$7,353	$5,214	$8,828	$1,366	$9,723
The research and development expenses incurred for the agreements included in the table above consist of costs incurred for (i) clinical and preclinical expenses, including manufacturing of clinical and preclinical product, (ii) external services including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the three months ended March 31, 2024 and 2023, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
Product Collaborations
Roche
On July 21, 2023, or the Effective Date, we entered into a Collaboration and License Agreement, or the Roche Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc., or, collectively, Roche, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of zilebesiran. Zilebesiran is our investigational small interfering RNA, or siRNA, therapeutic targeting liver-expressed angiotensinogen, which is currently in Phase 2 clinical development for the treatment of hypertension.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We lead the global clinical development for zilebesiran. We are responsible for forty percent (40%) and Roche is responsible for the remaining sixty percent (60%) of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche share equally (50/50) all costs incurred in connection with development activities that are conducted to support regulatory approval of zilebesiran solely in the Co-Commercialization Territory if incremental development activities are needed. Roche is solely responsible for all costs incurred in the conduct of development activities that are conducted primarily to support regulatory approval in the Roche Territory. Upon regulatory approval, Roche has the exclusive right to commercialize zilebesiran in the Roche Territory and will pay us tiered, low double-digit royalties based on net sales of zilebesiran on a country-by-country basis during the applicable royalty term. We and Roche will co-commercialize zilebesiran in the Co-Commercialization Territory and share equally (50/50) profits and losses (including commercialization costs).
Roche has the right to terminate the Roche Agreement for any or no reason at all upon prior written notice, however, if the termination notice occurs after the achievement of the first development milestone and before the achievement of the third development milestone, Roche is required to pay us a termination fee of $50.0 million. In addition, either party may terminate the Roche Agreement for a material breach by, or insolvency of, the other party, subject to a cure period. Unless earlier terminated pursuant to its terms, the Roche Agreement commences on the Effective Date and will remain in effect until expiration on a country-by-country basis (a) in the Roche Territory, upon expiration of the applicable royalty term in the applicable country and (b) in the Co-Commercialization Territory, upon expiration of the term of the co-commercialization efforts.
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
We also evaluated whether certain options outlined within the Roche Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Roche and therefore were not considered separate performance obligations within the Roche Agreement.
We assessed the above promises and determined that the Roche License Obligation, Roche Development Services Obligation and Roche Technology Transfer Obligation were reflective of a vendor-customer relationship and therefore represented performance obligations within the scope of ASC 606. The Roche License Obligation was considered functional intellectual property and distinct from other promises under the contract as Roche can benefit from the licenses on its own or together with other readily available resources. As the licenses were delivered at the same time, they were considered one performance obligation at contract inception. The Roche Development Services Obligation was considered distinct as Roche could benefit from the development services together with the licenses transferred by us at the inception of the agreement. The development services are not expected to significantly modify or customize the initial intellectual property as zilebesiran was in Phase 2 clinical development at contract inception. The Roche Technology Transfer Obligation was distinct as Roche can benefit from the manufacturing license transferred by us at the inception of the agreement given the advancements of our RNAi platform and our utilization of third-party contract manufacturing organizations to manufacture zilebesiran. Therefore, each represents a separate performance obligation within the contract with a customer under the scope of ASC 606 at contract inception.
We consider the collaborative activities associated with the co-commercialization of zilebesiran in the U.S. to be a separate unit of account within the scope of ASC 808 as we and Roche are both active participants in the commercialization activities

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and are exposed to significant risks and rewards that are dependent on the commercial success of the activities in the arrangement.
We determined the transaction price under ASC 606 at the inception of the Roche Agreement was $857.0 million, consisting of the $310.0 million upfront payment and $547.0 million additional variable consideration attributed to cost reimbursement from development and manufacturing services and technology transfer related to the Roche Performance Obligations. We determined that any variable consideration related to development and regulatory milestones was deemed to be fully constrained at inception and therefore excluded from the initial transaction price due to the high degree of uncertainty and risk associated with these potential payments as we determined that we could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur. We also determined that royalties and sales milestones relate solely to the licenses of intellectual property and were therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606.
We developed the estimated standalone selling price at inception for each of the Roche Performance Obligations with the objective of determining the price at which we would sell such an item if it were to be sold regularly on a standalone basis. We developed the estimated standalone selling price for the Roche License Obligation primarily based on the probability-weighted present value of expected future cash flows associated with each underlying license or activity. In developing such estimates, we applied judgment in determining the forecasted revenues, taking into consideration the applicable market conditions and relevant entity-specific factors, the probability of success, the time needed to develop zilebesiran and the discount rate. We developed the estimated standalone selling price for the services and clinical supply included in the Roche Development Services Obligation and the Roche Technology Transfer Obligation primarily based on the level of efforts necessary to perform the service and the costs for full-time equivalent employees and expected resources to be committed plus a reasonable margin.
We allocated the variable consideration related to the estimated reimbursements for the Roche Development Services Obligation and the Roche Technology Transfer Obligation to each performance obligation as the terms of the variable payment relate specifically to our efforts to satisfy the performance obligation and allocating the variable amount of consideration entirely to the respective performance obligation is consistent with the allocation objective of ASC 606 when considering all of the performance obligations and payment terms in the contract. We allocated the fixed up-front consideration of $310.0 million entirely to the Roche License Obligation as the value of the fixed consideration together with the expected value of the remaining development and regulatory milestones, sales-based milestones, and royalties, all of which are either currently constrained at inception or subject to the sales- or usage-based royalty exception, approximates the standalone selling price of the Roche License Obligation. Therefore, allocating the fixed upfront consideration entirely to the Roche License Obligation is consistent with the allocation objective of ASC 606 when considering all of the performance obligations and payment terms in the contract.
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
As of March 31, 2024, the total transaction price was determined to be $922.0 million, an increase of $65.0 million from December 31, 2023. During the three months ended March 31, 2024, we determined that the most likely amount for the development milestone due to us upon the first patient dosed in the KARDIA-3 Phase 2 study was $65.0 million and that this development milestone was probable of occurring. Therefore, we recognized $65.0 million in net revenues from collaborations as the development milestone specifically relates to the transfer of the license to Roche which occurred on the Effective Date. In April 2024, the $65.0 million development milestone was achieved when the first patient was dosed in the KARDIA-3 Phase 2 study.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide a summary of the transaction price allocated to each performance obligation, in addition to revenue activity during the period, in thousands:

		Revenue Recognized During
	Transaction Price Allocated	Three Months Ended March 31,
Performance Obligations	As of March 31, 2024	2024	2023
Roche License Obligation	$375,000	$65,000	$—
Roche Development Services Obligation	545,000	7,151	—
Roche Technology Transfer Obligation	2,000	—	—
	$922,000	$72,151	$—
As of March 31, 2024, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $515.9 million, which is expected to be recognized through the term of the Roche Agreement as the services are performed.
Regeneron Pharmaceuticals, Inc.
In 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement. In connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a co-co collaboration agreement covering the continued development of cemdisiran, our C5 siRNA, currently in development for C5 complement-mediated diseases, as a monotherapy, or the C5 co-co collaboration agreement, and (ii) a license agreement to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab and cemdisiran, or the C5 license agreement.
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
With respect to the programs directed to C5 complement-mediated diseases, we retain control of cemdisiran monotherapy development, and Regeneron is leading combination product development. Pursuant to the C5 co-co collaboration agreement, Regeneron notified us in November 2022 of its decision to exercise its right to opt-out of the further development and commercialization of cemdisiran monotherapy. As a result, Regeneron no longer shares costs and potential future profits on any monotherapy program with us. We continue to perform our obligations under the agreement, and we are solely responsible for all development and commercialization costs. Regeneron will be eligible to receive tiered double-digit royalties on net sales. Under the C5 license agreement, for cemdisiran to be used as part of a combination product, Regeneron is solely responsible for all development and commercialization costs, and we will receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential combination product sales. The C5 co-co collaboration agreement, the C5 license agreement, and the Regeneron Master Agreement have been combined for accounting purposes and treated as a single agreement.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the Regeneron Master Agreement, Regeneron made an upfront payment of $400.0 million. In 2023, we received a $100.0 million milestone payment upon satisfying criteria during early clinical development for our CNS program, mivelsiran (formerly ALN-APP). We are also eligible to receive up to an additional $100.0 million in milestone payments upon achievement of certain criteria during early clinical development for an eye program. We and Regeneron plan to advance programs directed to up to 30 targets in the first five years under the Regeneron Collaboration during the Initial Research Term. For each program, Regeneron will provide us with $2.5 million in funding at program initiation and an additional $2.5 million at lead candidate identification, with the potential for approximately $30.0 million in annual discovery funding to us as the Regeneron Collaboration reaches steady state.
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
We determined the research license was not distinct from the research services primarily as a result of Regeneron being unable to benefit on its own or with other resources reasonably available, as the license is providing access to specialized expertise, particularly as it relates to RNAi technology, which was not available in the marketplace when the Regeneron Collaboration was executed. Similarly, the worldwide license to cemdisiran for combination therapies was not distinct from the manufacturing and supply, and development service obligations, as Regeneron cannot benefit on its own from the value of the license without receipt of supply.
Separately, prior to Regeneron’s decision in November 2022 to exercise its right to opt-out of the further development and commercialization of cemdisiran monotherapy, the C5 co-co collaboration agreement was under the scope of ASC 808 as we and Regeneron were both active participants in the development and manufacturing activities and were exposed to significant risks and rewards that were dependent on commercial success of the activities of the arrangement. Regeneron’s decision to exercise its right to opt-out of the arrangement caused a change in the role of Regeneron and its exposure to significant risks and rewards under the arrangement. As a result, we determined that the arrangement no longer represents a collaborative arrangement.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The arrangement now represents a vendor-customer relationship under ASC 606 as we perform our obligation to provide development and manufacturing activities under the arrangement. The transaction price allocated to the C5 Co-Co obligation unit of account is recognized over time using an input method based on cost incurred relative to the total estimated costs for the identified performance obligation by determining the proportion of effort incurred as a percentage of total effort we expect to expend.
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
For the Research Services Obligation, the C5 License Obligation, and the C5 Co-Co Obligation accounted for under ASC 606, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations, on a quarterly basis, by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. We re-evaluate the transaction price as of the end of each reporting period and as of March 31, 2024, the total transaction price was determined to be $676.3 million, an immaterial increase from December 31, 2023. As of March 31, 2024, the transaction price is comprised of the upfront payment and variable consideration related to development, manufacture, and supply activities. Revenue recognized under this agreement is accounted for as collaboration revenue.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables provide a summary of the transaction price allocated to each unit of account based on the applicable accounting guidance, in addition to revenue activity during the period and deferred revenue as of the balance sheet date, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of March 31, 2024	As of March 31, 2024	As of December 31, 2023
Research Services Obligation	$305,680	$48,700	$63,400
C5 License Obligation	124,600	26,100	27,500
C5 Co-Co Obligation	246,000	185,500	186,200
	$676,280	$260,300	$277,100

	Revenue Recognized During
	Three Months Ended March 31,
Performance Obligations	2024	2023
Research Services Obligation	$14,700	$10,700
C5 License Obligation	1,700	2,200
C5 Co-Co Obligation	700	2,500
	$17,100	$15,400
As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation, C5 License Obligation, and C5 Co-Co Obligation that was unsatisfied was $318.1 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
Novartis AG
2013 Collaboration with The Medicines Company
In February 2013, we and The Medicines Company, or MDCO, entered into a license and collaboration agreement pursuant to which we granted to MDCO an exclusive, worldwide license to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9 for the treatment of hypercholesterolemia and other human diseases, including inclisiran. We refer to this agreement, as amended through the date hereof, as the MDCO License Agreement. In 2020, Novartis AG, or Novartis, completed its acquisition of MDCO and assumed all of MDCO’s rights and obligations under the MDCO License Agreement.
As of March 31, 2024, we have earned $120.0 million of milestones and we could be entitled to receive an additional $60.0 million commercialization milestone. In addition, we are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances. Due to the uncertainty of future commercial sales of Leqvio by Novartis, we may not receive any additional milestone payments under the MDCO License Agreement and future royalty payments may be less than anticipated.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$126,550	$126,550	$—	$—
U.S. treasury securities	47,797	—	47,797	—
Commercial paper	8,971	—	8,971	—
Marketable debt securities:
U.S. treasury securities	913,875	—	913,875	—
U.S. government-sponsored enterprise securities	427,513	—	427,513	—
Corporate notes	263,468	—	263,468	—
Commercial paper	73,291	—	73,291	—
Marketable equity securities	11,256	11,256	—	—
Restricted cash (money market funds)	1,214	1,214	—	—
Total financial assets	$1,873,935	$139,020	$1,734,915	$—
Financial liabilities
Development derivative liability	$336,579	$—	$—	$336,579

(In thousands)	As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$166,059	$166,059	$—	$—
U.S. treasury securities	30,712	—	30,712	—
Commercial paper	2,685	—	2,685	—
Corporate notes	762	—	762	—
Marketable debt securities:
U.S. treasury securities	862,022	—	862,022	—
U.S. government-sponsored enterprise securities	441,341	—	441,341	—
Corporate notes	252,350	—	252,350	—
Commercial paper	56,216	—	56,216	—
Certificates of deposit	3,587	—	3,587	—
Marketable equity securities	11,178	11,178	—	—
Restricted cash (money market funds)	1,210	1,210	—	—
Total financial assets	$1,828,122	$178,447	$1,649,675	$—
Financial liabilities
Development derivative liability	$324,941	$—	$—	$324,941
For the three months ended March 31, 2024 and 2023, there were no transfers into or out of Level 3 financial assets or liabilities. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three months ended March 31, 2024 or 2023.
The following tables summarize our marketable debt securities:

	As of March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$963,082	$74	$(1,484)	$961,672
U.S. government-sponsored enterprise securities	427,918	200	(605)	427,513
Corporate notes	263,673	208	(413)	263,468
Commercial paper	82,262	—	—	82,262
Total	$1,736,935	$482	$(2,502)	$1,734,915

	As of December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$892,237	$1,085	$(588)	$892,734
U.S. government-sponsored enterprise securities	440,915	1,000	(574)	441,341
Corporate notes	252,487	945	(320)	253,112
Commercial paper	58,901	—	—	58,901
Certificates of deposit	3,587	—	—	3,587
Total	$1,648,127	$3,030	$(1,482)	$1,649,675
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of March 31, 2024	As of December 31, 2023
Marketable debt securities	$1,678,147	$1,615,516
Cash and cash equivalents	56,768	34,159
Total	$1,734,915	$1,649,675
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of March 31, 2024	As of December 31, 2023
Raw materials	$25,401	$23,346
Work in process	76,071	76,963
Finished goods	24,819	25,123
Total inventory	$126,291	$125,432
As of March 31, 2024 and December 31, 2023, we had $32.3 million and $36.3 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
(In thousands)	2024	2023
Cash and cash equivalents	$681,879	$672,245
Total restricted cash included in other assets	2,840	2,166
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$684,719	$674,411
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(32,792)	$(2,753)	$1,548	$10,622	$(23,375)
Other comprehensive loss before reclassifications	—	—	(6)	(78)	(84)
Amounts reclassified from other comprehensive loss	—	33	(3,562)	—	(3,529)
Net other comprehensive loss	—	33	(3,568)	(78)	(3,613)
Balance as of March 31, 2024	$(32,792)	$(2,720)	$(2,020)	$10,544	$(26,988)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(32,792)	$(1,092)	$(9,470)	$(1,300)	$(44,654)
Other comprehensive income before reclassifications	—	—	(9)	1,410	1,401
Amounts reclassified from other comprehensive income	—	(5)	4,134	—	4,129
Net other comprehensive income	—	(5)	4,125	1,410	5,530
Balance as of March 31, 2023	$(32,792)	$(1,097)	$(5,345)	$110	$(39,124)
Amounts reclassified out of accumulated other comprehensive (loss) income relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded within other expense, net in the condensed consolidated statements of operations and comprehensive loss.
8. CONVERTIBLE DEBT
Convertible Senior Notes Due 2027
In 2022, we commenced a private offering of $900.0 million in aggregate principal amount of 1% Convertible Senior Notes due 2027, or the Initial Notes. On September 13, 2022, the initial purchasers in such offering exercised their option to purchase an additional $135.0 million in aggregate principal amount of our 1% Convertible Senior Notes due 2027, or the Additional Notes, and together with the Initial Notes collectively referred to as the Notes, bringing the total aggregate principal amount of the Notes to $1.04 billion. The Notes were issued pursuant to an indenture, dated September 15, 2022, or the Indenture. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of March 31, 2024, the Notes are classified as a long-term liability, net of issuance costs of $19.2 million, on the condensed consolidated balance sheets. As of March 31, 2024, the estimated fair value of the Notes was approximately $979.4 million. The fair value was determined based on the last actively traded price per $100 of the Notes for the three months ended March 31, 2024 (Level 2). The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of March 31, 2024, the effective interest rate of the Notes is 1%.
Capped Call Transactions
In 2022, in connection with the pricing of the Initial Notes and the initial purchasers’ exercise of their option to purchase the Additional Notes, we entered into privately negotiated capped call transactions, or Capped Call Transactions. The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that underlie the Notes. The cap price of the Capped Call Transactions is initially $424.00 per share, which represents a premium of 100% over the last reported sale price of common stock of $212.00 per share on September 12, 2022, and is subject to certain adjustments under the terms of the Capped Call Transactions.
9. LIABILITY RELATED TO THE SALE OF FUTURE ROYALTIES
In April 2020, we entered into a purchase and sale agreement, or Purchase Agreement, with BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, under which Blackstone Royalties acquired a percentage of royalties payable, or the Royalty Interest, initially set at 50% with respect to net sales by MDCO, its affiliates or sublicensees of inclisiran (or the branded drug product, Leqvio) and any other licensed products under the MDCO License Agreement, and 75% of the commercial milestone payments payable under the MDCO License Agreement, together with the Royalty Interest, the Purchased Interest. If Blackstone Royalties does not receive payments in respect of the Royalty Interest by December 31, 2029, equaling at least $1.00 billion, Blackstone Royalties will receive the Royalty Interest at 55% beginning on January 1, 2030. In consideration for the sale of the Purchased Interest, Blackstone Royalties paid us $1.00 billion.
We continue to own or control all inclisiran intellectual property rights and are responsible for certain ongoing manufacturing and supply obligations related to the generation of the Purchased Interest. Due to our continuing involvement,

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
we will continue to account for any royalties and commercial milestones due to us under the MDCO License Agreement as revenue on our condensed consolidated statement of operations and comprehensive loss and record the proceeds from this transaction as a liability, net of closing costs, on our condensed consolidated balance sheet.
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. As of March 31, 2024, our estimate of this total interest expense resulted in an effective annual interest rate of 9%. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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
As of March 31, 2024, the carrying value of the liability related to the sale of future royalties was $1.38 billion, net of closing costs of $9.8 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of March 31, 2024 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2023	$1,377,239
Interest expense recognized	31,565
Payments	(25,738)
Carrying value as of March 31, 2024	$1,383,066
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
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we have agreed to pay Blackstone Life Sciences a 1% royalty on net sales of AMVUTTRA (vutrisiran) for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-cardiomyopathy, as well as fixed payments of up to 2.5 times their investment over a two-year period upon regulatory approval of vutrisiran for ATTR-cardiomyopathy in specified countries, unless vutrisiran is later withdrawn from the market following a mandatory recall. As consideration for Blackstone Life Sciences’ funding for Phase 2 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 3.25 times their Phase 2 investment over a four-year period upon the successful completion of the zilebesiran Phase 2 clinical trial, unless certain regulatory events affecting the continued development of zilebesiran occur. In September 2023, we announced positive topline results from the KARDIA-1 Phase 2 study of zilebesiran, triggering the achievement of a development milestone of $84.5 million payable to Blackstone in 16 equal, quarterly payments over four years. As consideration for Blackstone Life Sciences’ funding for Phase 3 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 4.5 times their Phase 3 investment over a four-year period upon regulatory approval of zilebesiran in specified countries, unless it is later withdrawn from the market following a mandatory recall.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our payment obligations under the Funding Agreement will be secured, subject to certain exceptions, by security interests in intellectual property owned by us relating to vutrisiran and zilebesiran, as well as in our bank account in which the funding deposits will be made.
We and Blackstone Life Sciences each have the right to terminate the Funding Agreement in its entirety in the event of the other party’s bankruptcy or similar proceedings. We and Blackstone Life Sciences may each terminate the Funding Agreement in its entirety or with respect to either product in the event of an uncured material breach by the other party, or with respect to a product for certain patient health and safety reasons, or if regulatory approval in specified major market countries is not obtained for the product following the completion of clinical trials for the product. In addition, Blackstone Life Sciences has the right to terminate the Funding Agreement in its entirety upon the occurrence of certain events affecting our ability to make payments under the agreement or to develop or commercialize the products, or upon a change of control of us. Blackstone Life Sciences may also terminate the Funding Agreement with respect to a product if the joint steering committee elects to terminate the development program for that product in its entirety, if certain clinical endpoints are not achieved for that product or, with respect to vutrisiran only, if our right to develop or commercialize vutrisiran is enjoined in a specified major market as a result of an alleged patent infringement. In certain termination circumstances, we will be obligated to pay Blackstone Life Sciences an amount that is equal to, or a multiplier of, the development funding received from Blackstone Life Sciences, and we may remain obligated under certain circumstances to make the payments to Blackstone Life Sciences described above, or the royalty described above in the case of AMVUTTRA, should we obtain regulatory approval for zilebesiran or vutrisiran for ATTR amyloidosis with cardiomyopathy following termination.
We account for the Funding Agreement under ASC 815, Derivatives and Hedging, as a derivative liability, measured at fair value, recorded within accrued expenses or other liabilities on our condensed consolidated balance sheets, depending on timing of our payment to Blackstone Life Sciences. The change in fair value due to the remeasurement of the development derivative liability is recorded as other expense on our condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2024, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, assuming regulatory approval for ATTR amyloidosis with cardiomyopathy, (iv) our cost of borrowing (11%), and (v) Blackstone Life Sciences' cost of borrowing (6%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2023	$324,941
Amount received under the Funding Agreement	8,333
Amount paid under the Funding Agreement	(5,281)
Change in fair value of development derivative liability	8,586
Carrying value as of March 31, 2024	$336,579
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses on our condensed consolidated statements of operations, and stock-based compensation charges included in additional paid-in capital on our condensed consolidated statements of stockholders’ deficit:

	Three Months Ended March 31,
(In thousands)	2024	2023
Research and development	$19,215	$16,232
Selling, general and administrative	26,132	23,715
Total stock-based compensation expense	45,347	39,947
Capitalized stock-based compensation costs	808	1,189
Total stock-based compensation charges	$46,155	$41,136

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
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2024	2023
Options to purchase common stock, inclusive of performance-based stock options	7,538	8,428
Unvested restricted stock units, inclusive of performance-based restricted stock units	3,150	2,547
Convertible debt	3,616	3,616
Total	14,304	14,591
13. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of March 31, 2024, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents. On August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing, which was held on January 4, 2024 with the final ruling pending the outcome of an additional evidentiary hearing scheduled for July 11-12, 2024. Subsequently, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and such judgment was entered by the court on August 30, 2023, and on September 7, 2023, we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit in the initial lawsuit against Moderna. The claim construction ruling did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, and that case is going forward on a schedule to be set by the court.
The two separate suits against Pfizer are ongoing subject to the ruling on the third claim term, and in September 2023, we and Pfizer agreed to consolidate the 2022 and 2023 lawsuits in one case, which will require moving the trial date from November 2024 to the first half of 2025, with the final schedule to be determined by the court.
Indemnifications
In connection with license agreements we may enter with companies to obtain rights to intellectual property, we may be required to indemnify such companies for certain damages arising in connection with the intellectual property rights licensed under the agreements. Under such agreements, we may be responsible for paying the costs of any litigation relating to the license agreements or the underlying intellectual property rights, including the costs associated with certain litigation regarding the licensed intellectual property. We are also a party to a number of agreements entered into in the ordinary course of business, which contain typical provisions that obligate us to indemnify the other parties to such agreements upon the occurrence of certain events, including litigation or other legal proceedings. In addition, we have agreed to indemnify our officers and directors for expenses, judgments, fines, penalties, excise taxes, and settlement amounts paid in connection with any threatened, pending or completed litigation proceedings, in which an officer or director was, is or will be involved as a party, on account of such person’s status as an officer or director, or by reason of any action taken by the officer or director while acting in such capacity, subject to certain limitations. These indemnification costs are charged to selling, general and administrative expense.
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification provisions as of March 31, 2024.

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
AMVUTTRA is approved in the U.S. for the treatment of hATTR amyloidosis with polyneuropathy in adults, in the EU and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of TTR type familial amyloidosis with polyneuropathy, and in multiple additional countries. Regulatory filings continue in other territories with submissions currently under review or planned for 2024 and beyond. We are currently conducting the HELIOS-B Phase 3 clinical trial of vutrisiran (the non-branded drug name for AMVUTTRA), which is investigating the potential of vutrisiran to treat the cardiac manifestations of disease in patients with ATTR amyloidosis with cardiomyopathy. Topline results from the HELIOS-B study are expected in late June or early July 2024.
GIVLAARI is approved in the U.S. for the treatment of adults with acute hepatic porphyria, or AHP, in the EU for the treatment of AHP in adults and adolescents aged 12 years and older, and in several other countries. Regulatory filings for givosiran (the non-branded drug name for GIVLAARI) in additional territories are pending or planned during 2024 and beyond.
OXLUMO is approved in the U.S. for the treatment of primary hyperoxaluria type 1, or PH1, to lower urinary and plasma oxalate levels in pediatric and adult patients, and in the EU and the UK for the treatment of PH1 in all age groups. OXLUMO has also been approved in several other countries and regulatory filings in additional territories are pending or planned during 2024 and beyond.
Leqvio (inclisiran), our fifth product, is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of low-density lipoprotein cholesterol, or LDL-C. In July 2023, the FDA approved an expanded indication for Leqvio to include treatment of adults with high LDL-C and who are at increased risk of heart disease. In the third quarter of 2023, Leqvio was approved in China and Japan, and as of the end of March 2024, Leqvio had been approved in more than 90 countries.
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
As part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative medicines to treat prevalent disease. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, or AGT, in development for the treatment of hypertension. In 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development and commercialization of zilebesiran. In March 2024, we reported positive topline results from our KARDIA-2 clinical trial, which is designed to evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. In April 2024, we dosed the first patient in our KARDIA-3 clinical trial, which is designed to evaluate the efficacy and safety of zilebesiran used as an add-on therapy in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications.
We are also advancing mivelsiran (formerly ALN-APP), an investigational RNAi therapeutic targeting amyloid precursor protein in development for the treatment of Alzheimer’s disease and cerebral amyloid angiopathy. In 2023, we reported positive interim results from the ongoing single ascending dose part of the Phase 1 study of mivelsiran in patients with early-onset Alzheimer’s disease. These results establish the first human translation of our proprietary C16-siRNA conjugate platform for CNS delivery and are the first clinical demonstration of gene silencing in the human brain using an RNAi therapeutic.
In further support of our Alnylam P5x25 strategy and in view of our evolving risk profile, we remain focused on the continued evolution of our global infrastructure, including key objectives such as optimizing our global structure for execution in key markets, enhancing performance consistent with our values, and continuing to strengthen our culture. We continue to build our global compliance program to drive its evolution and enhancement in view of the Alnylam P5x25 strategy. Building from our global Code of Business Conduct and Ethics, our compliance program is designed to empower our employees and those with whom we work to execute on our strategy consistent with our values and in compliance with applicable laws and regulations, and to mitigate risk. Comprised of components such as risk assessment and monitoring; policies, procedures, and guidance; training and communications; dedicated resources; and systems and processes supporting activities such as third party relationships and investigations and remediation; our program and related controls are built to enhance our business processes, structures, and controls across our global operations, and to empower ethical decision making.
Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed collaborations with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Roche, Regeneron, Sanofi, and Novartis (which acquired our collaborator The Medicines Company, or MDCO, in 2020).
We have incurred significant losses since we commenced operations in 2002 and as of March 31, 2024, we had an accumulated deficit of $7.08 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses. While we believe 2019 was our peak operating loss year, we expect to continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve financial self-sustainability by the end of 2025. We anticipate that our operating results will continue to fluctuate for the foreseeable future, therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of March 31, 2024, we generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products and/or successfully market and sell our existing commercialized products or any other approved products in the future. A substantial portion of our total revenues in recent years has been derived from collaboration revenues from collaborations with Roche, Regeneron and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic collaborations. Such collaborations include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our collaborator Novartis, as well as proceeds from the sale of equity or debt.
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

The table below represents our commercial products and late- and early-stage development programs as of May 1, 2024.

PRODUCT	DISEASE	PIPELINE: PHASE 1	PHASE 2	PHASE 3	COMMERCIAL
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy (PN)	■	■	■	■
AMVUTTRA® (vutrisiran)	hATTR Amyloidosis with Polyneuropathy (PN)	■	■	■	■
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)	■	■	■	■
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)	■	■	■	■
Leqvio® (inclisiran)	Hypercholesterolemia**	■	■	■	■
Vutrisiran	ATTR Amyloidosis with Cardiomyopathy (CM)	■	■	■	
Fitusiran	Hemophilia**	■	■	■	
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis**	■	■	■	
Cemdisiran (+/- Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria**	■	■	■	
Zilebesiran	Hypertension«	■	■		
ALN-HSD	NASH**	■	■		
Elebsiran (ALN-HBV02/VIR-2218)	Hepatitis B Virus Infection‡	■	■		
Elebsiran (ALN-HBV02/VIR-2218)	Hepatitis D Virus Infection‡	■	■		
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)*	■	■		
ALN-TTRsc04	ATTR Amyloidosis	■			
Mivelsiran (ALN-APP)	Alzheimer's Disease*	■			
ALN-KHK	Type 2 Diabetes Mellitus	■			
ALN-BCAT	Hepatocellular Carcinoma	■			
ALN-PNP	NASH†	■			

* Collaborated, Alnylam-led with profit split
‡ Collaborator-led with Alnylam option for profit split
** Out-licensed with milestones and/or royalties
† Collaborator-led with profit split
« Collaborated, Alnylam-led development with US profit split and milestones/royalties ex-US

During the first quarter of 2024 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: ONPATTRO & AMVUTTRA
•We achieved global net product revenues for ONPATTRO and AMVUTTRA for the first quarter of 2024 of $69.2 million and $195.2 million, respectively.
Total Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the first quarter of 2024 of $58.1 million and $42.6 million, respectively.

Late-Stage Clinical Development
•Announced updates to the statistical analysis plan for the HELIOS-B Phase 3 study of vutrisiran in patients with ATTR amyloidosis with cardiomyopathy, including adjustments to the primary and secondary endpoints and analysis period. Topline results remain on track to be reported in late June or early July.
•We continued to advance zilebesiran, an investigational RNAi therapeutic in development to treat hypertension in patients at high cardiovascular risk:
◦Reported positive results from the KARDIA-2 Phase 2 dose-ranging study of zilebesiran added to standard-of-care antihypertensives in patients with inadequately controlled hypertension.
◦Initiated the global KARDIA-3 Phase 2 study of zilebesiran in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications
There is a risk that any drug discovery or development program may not produce revenue for a variety of reasons, including the possibility that we will not be able to adequately demonstrate the safety and effectiveness of the product candidate or obtain approval or the desired labeling for the product candidate from regulatory authorities. Moreover, there are uncertainties specific to any new field of drug discovery, including RNAi. The success of ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO or any other product candidate we develop is highly uncertain. Due to the numerous risks associated with developing drugs, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of any potential product candidate or indication, or the period, if any, in which material net cash inflows will commence from any approved product or indication. Any failure to complete any stage of the development of any potential products or any approved product for an expanded indication in a timely manner or successfully launch, market and sell any of our commercially approved products, could have a material adverse effect on our operations, financial position and liquidity. A discussion of some of the risks and uncertainties associated with completing our research and development programs within the planned timeline, or at all, and the potential consequences of failing to do so, are set forth in Part II, Item 1A below under the heading “Risk Factors.”
Strategic Collaborations
Our business strategy is to develop and commercialize a broad pipeline of RNAi therapeutic products directed towards transformative rare, specialty and select prevalent diseases. As part of this strategy, we have entered into, and may in the future enter into additional, collaboration and licensing agreements as a means of obtaining resources, capabilities and funding to advance our investigational RNAi therapeutic programs.
Below is a brief description of certain of our key collaborations.
Roche. In July 2023, we entered into the Roche Collaboration and License Agreement, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop and commercialize zilebesiran in the U.S. and (ii) exclusive rights to develop and commercialize zilebesiran outside of the U.S. Roche made an upfront payment of $310.0 million. In April 2024, we achieved the development milestone associated with the first patient dosed in the KARDIA-3 Phase 2 trial, entitling us to receive a $65.0 million development milestone payment from Roche. In addition, we will be eligible to receive up to an additional $2.45 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We will be responsible for forty percent (40%) and Roche will be responsible for the remaining sixty percent (60%) of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche will share equally (50/50) all costs incurred in connection with development activities that are conducted primarily to support regulatory approval of zilebesiran in the U.S., and Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S. and will pay us tiered, low double digit royalties based on net sales of zilebesiran on a country-

by-country basis outside of the U.S. during the royalty term. We and Roche will share equally (50/50) profits and losses (including commercialization costs) of zilebesiran in the U.S.
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
Regeneron leads development and commercialization for all programs targeting eye diseases (subject to limited exceptions), entitling us to certain potential milestone and royalty payments pursuant to the terms of a license agreement, the form of which has been agreed upon by the parties. We and Regeneron are alternating leadership on CNS and liver programs, with the lead party retaining global development and commercial responsibility.
We and Regeneron plan to advance programs directed to up to 30 targets under the Regeneron Collaboration during the Initial Research Term. In July 2020, Regeneron exercised its co-development/co-commercialization option on mivelsiran, an investigational RNAi therapeutic in development for the treatment of hereditary cerebral amyloid angiopathy and autosomal dominant Alzheimer’s Disease, which we are leading. We are also advancing multiple other programs with Regeneron.
Sanofi. We formed a broad strategic alliance with Sanofi in 2014. In January 2018, we and Sanofi amended our 2014 collaboration and entered into the Exclusive License Agreement, referred to as the Exclusive TTR License, under which we have the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO, AMVUTTRA and any back-up products, and the ALN-AT3 Global License Terms, referred to as the AT3 License Terms, under which Sanofi has the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. In April 2019, we and Sanofi agreed to further amend the 2014 Sanofi collaboration to conclude the research and option phase and to amend and restate the AT3 License Terms to modify certain of the business terms. The material collaboration terms for fitusiran were unchanged. Under the amended and restated AT3 License Terms, we are eligible to receive tiered royalties of 15% to 30% based on global annual net sales of fitusiran by Sanofi, its affiliates and its sublicensees.
Novartis. In February 2013, we entered into an exclusive, worldwide license with MDCO (acquired by Novartis AG in January 2020) pursuant to which MDCO was granted the right to develop, manufacture and commercialize RNAi therapeutics targeting proprotein convertase subtilisin/kexin type 9 for the treatment of hypercholesterolemia and other human diseases, including Leqvio.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on February 15, 2024. There have been no significant changes to our critical accounting policies since the beginning of this fiscal year.

Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Total revenues	$494,333	$319,290	$175,043	55%
Operating costs and expenses	$537,768	$469,097	$68,671	15%
Loss from operations	$(43,435)	$(149,807)	$106,372	(71)%
Net loss	$(65,935)	$(174,101)	$108,166	(62)%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Net product revenues	$365,163	$276,328	$88,835	32%
Net revenues from collaborations	118,548	36,462	82,086	225%
Royalty revenue	10,622	6,500	4,122	63%
Total	$494,333	$319,290	$175,043	55%

Net Product Revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
ONPATTRO
United States	$16,539	$29,817	$(13,278)	(45)%
Europe	44,690	59,678	(14,988)	(25)%
Rest of World	7,988	12,998	(5,010)	(39)%
Total	69,217	102,493	(33,276)	(32)%

AMVUTTRA
United States	130,238	79,013	51,225	65%
Europe	43,733	6,768	36,965	*
Rest of World	21,270	15,987	5,283	33%
Total	195,241	101,768	93,473	92%

GIVLAARI
United States	38,731	30,291	8,440	28%
Europe	15,315	14,471	844	6%
Rest of World	4,010	3,144	866	28%
Total	58,056	47,906	10,150	21%

OXLUMO
United States	13,332	9,057	4,275	47%
Europe	21,427	13,309	8,118	61%
Rest of World	7,890	1,795	6,095	340%
Total	42,649	24,161	18,488	77%

Total net product revenues	$365,163	$276,328	$88,835	32%
* Indicates the percentage change period over period is greater 500%.
Net product revenues increased during the three months ended March 31, 2024, as compared to the same periods in 2023, due to strong growth from AMVUTTRA driven by increased patient demand, as well as increased patients on GIVLAARI and OXLUMO therapies.
Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Roche	$74,680	$—	$74,680	N/A
Regeneron Pharmaceuticals	26,764	19,990	6,774	34%
Novartis AG	14,516	14,933	(417)	(3)%
Other	2,588	1,539	1,049	68%
Total net revenues from collaborations	$118,548	$36,462	$82,086	225%

Royalty revenue	$10,622	$6,500	$4,122	63%

Net revenues from collaborations increased during the three months ended March 31, 2024, as compared to the same period in 2023, due to revenue recognized under our Collaboration and License Agreement with Roche, including $65.0 million of milestone revenue associated with dosing the first patient in the zilebesiran KARDIA-3 clinical trial, and increased revenue recognized in connection with our Regeneron Collaboration as a result of an increase in activities under our research services arrangement and licensed programs.
Royalty revenue increased during the three months ended March 31, 2024, as compared to the same period in 2023, due to increased royalties earned from global net sales of Leqvio by our collaborator, Novartis.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors including the level of work reimbursed by collaborators, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. We expect net revenues from collaborations and royalty revenue to decrease in 2024, as compared to 2023, primarily driven by a reduction in the revenues recognized under our Collaboration and License Agreement with Roche. We expect our royalty revenues will increase in 2024, as compared to 2023, due to the continued growth of royalties earned from global net sales of Leqvio by our collaborator, Novartis.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Cost of goods sold	$54,613	$41,432	$13,181	32%
Cost of goods sold as a percentage of net product revenues	15.0%	15.0%

Cost of collaborations and royalties	11,363	13,437	(2,074)	(15)%
Research and development	260,995	230,569	30,426	13%
Selling, general and administrative	210,797	183,659	27,138	15%
Total	$537,768	$469,097	$68,671	15%
Cost of goods sold
Cost of goods sold as a percentage of net product revenues was consistent during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increased royalties related to higher AMVUTTRA sales volume, partially offset by one-time favorability attributed to reduced ONPATTRO manufacturing cancellation fees.
We expect our cost of goods sold will increase during 2024, as compared to 2023, primarily as a result of an expected increase in net product sales as well as increased royalties.
Cost of collaborations and royalties
Cost of collaborations and royalties decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to decreased demand of GalNAc material supplied to our collaborators in support of certain product manufacturing as our collaborators transition to producing the material independently.
We expect cost of collaborations and royalties will continue to decrease during 2024, as compared to 2023, as a result of our collaborators transitioning to produce GalNAc independently.
Research and development
Research and development expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Clinical research and outside services	$125,510	$111,597	$13,913	12%
Compensation and related	77,209	64,720	12,489	19%
Occupancy and all other costs	39,061	38,020	1,041	3%
Stock-based compensation	19,215	16,232	2,983	18%
Total	$260,995	$230,569	$30,426	13%

For the three months ended March 31, 2024, the increase in research and development expenses, as compared to the same period in 2023, was primarily due to the following:
•increased clinical research expenses primarily associated with zilebesiran in the KARDIA-2 and KARDIA-3 clinical studies;
•increased expenses associated with our HELIOS-B study primarily driven by increased costs and fees leading up to the topline data readout in late June or early July 2024;
•increased costs associated with our preclinical activities, specifically our CNS programs, as we continue to expand our R&D pipeline; and
•increased compensation and related expenses as a result of increased headcount to support our R&D pipeline and development expenses.
During the three months ended March 31, 2024 and 2023, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical services, including the manufacture of clinical product.
The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaborator:

	Three Months Ended March 31,
(In thousands)	2024	2023
Roche	$18,081	$—
Regeneron Pharmaceuticals	18,703	19,119
Other	2,813	798
Total	$39,597	$19,917
Selling, general and administrative
Selling, general and administrative expenses consist of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Compensation and related	$91,209	$74,326	$16,883	23%
Consulting and professional services	56,759	50,688	6,071	12%
Occupancy and all other costs	36,697	34,930	1,767	5%
Stock-based compensation	26,132	23,715	2,417	10%
Total	$210,797	$183,659	$27,138	15%
For the three months ended March 31, 2024, the increase in selling, general and administrative expenses, as compared to the same period in 2023, was primarily due to increased marketing investment associated with promotion of our TTR therapies and increased headcount and other investments supporting our strategic growth.
We expect that research and development expenses combined with selling, general and administrative expenses will continue to increase during 2024, as compared to 2023, as we continue to advance and develop our platform and pipeline, advance our product candidates, including collaborated programs, into later-stage development, prepare regulatory submissions and continue to build-out our global commercial and compliance infrastructure as well as launch our commercial products into additional markets, assuming regulatory approvals. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.

Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change
Interest expense	$(35,253)	$(28,955)	$(6,298)	22%
Interest income	29,645	18,655	10,990	59%
Other expense, net
Realized and unrealized loss on marketable equity securities	78	(2,267)	2,345	(103)%
Change in fair value of development derivative liability	(8,586)	(6,471)	(2,115)	33%
Other	(6,036)	(3,517)	(2,519)	72%
Total	$(20,152)	$(22,555)	$2,403	(11)%
Total other expense decreased during the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to increased interest income driven by higher market interest rates on our marketable debt securities, partially offset by increased interest expense as a result of interest accretion on larger debt balances in 2024, as compared to 2023, specifically related to the liability related to the sale of future royalties.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(81,515)	$(166,475)
Investing activities	$(67,620)	$(76,217)
Financing activities	$28,911	$46,371
Operating activities
Net cash used in operating activities decreased during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to stronger cash receipts from increased product sales in addition to decreased cash disbursements related to working capital payments.
Investing activities
Net cash used in investing activities decreased during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to net activities related to our marketable debt securities.
Financing activities
Net cash provided by financing activities decreased during the three months ended March 31, 2024, compared to the same period in 2023, primarily due to decreased net proceeds from the issuance of common stock in connection with stock option exercises.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of March 31, 2024, have received regulatory approval and commercially launched four products. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products or successfully expand the indications for our approved products, including AMVUTTRA, in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Our expected working and other capital requirements are described in our 2023 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2024, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2023 Annual Report on Form 10-K.

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2024, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, there have been no significant changes to the financial market risks described as of December 31, 2023. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and executive vice president, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and executive vice president, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of material pending legal proceedings, please read Note 13, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors in addition to the other information set forth or incorporated by reference in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion of Financial Condition and Results of Operations,” in evaluating our company and our business. If any of the following risks, or any additional risk not currently known to us or that we currently deem immaterial, actually occurs, our business, prospects, operating result or financial condition could be materially and adversely affected. In these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
•Any products we currently market or may develop in the future may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
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
•If we fail to comply with our obligations under any licenses or related agreements, we may be required to pay damages and could lose license or other rights that are necessary for developing, commercializing and protecting our ribonucleic acid interference, or RNAi, technology.
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
•We may not have the ability to raise the funds necessary to settle for cash conversions of our 1% Convertible Senior Notes due 2027, or the Notes, or to repurchase the Notes for cash upon a fundamental change.
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
Although we have commercially launched four products, we cannot predict whether we will successfully market and sell our approved products, or successfully expand the approved indications of certain of our commercial products, including

AMVUTTRA. For example, in August and September 2022, we reported positive safety and efficacy results from the APOLLO-B Phase 3 clinical trial of patisiran, which was designed and powered to evaluate the effects of patisiran on functional capacity and quality of life in patients with ATTR amyloidosis with cardiomyopathy. While we believe that the APOLLO-B results after 12 months validate the therapeutic hypothesis of RNAi therapeutics targeting TTR as potential treatment for patients with ATTR amyloidosis with cardiomyopathy, in October 2023, the FDA issued a CRL for our sNDA, for patisiran for the treatment of ATTR amyloidosis with cardiomyopathy, indicating that the clinical meaningfulness of patisiran’s treatment effects for ATTR amyloidosis with cardiomyopathy had not been established, and therefore, the sNDA could not be approved in its submitted form.
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
We have experienced significant operating losses since our inception. As of March 31, 2024, we had an accumulated deficit of $7.08 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2024 and beyond, we may never attain profitability or positive cash flow from operations. For the three months ended March 31, 2024, we recognized $365.2 million in net product revenues from sales of ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO. While we believe 2019 was our peak operating loss year, we expect to continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve financial self-sustainability by the end of 2025. While we believe our current cash, cash equivalents and marketable equity and debt securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including milestones and royalties on Leqvio sales, should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate product, collaboration and royalty revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from collaborations with pharmaceutical and biotechnology companies, including Roche, Regeneron, Sanofi and Novartis. We cannot be certain that we will be able to maintain our existing collaborations, secure and maintain new collaborations, meet our obligations under collaboration agreements, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new collaborations. Moreover, we cannot be certain that our collaborators, including Novartis, will continue to successfully execute their obligations under our collaboration agreements and generate collaboration and royalty revenues for us.
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
We believe 2019 was our peak operating loss year, and believe that our current cash, cash equivalents and marketable equity and debt securities, as well as revenue we expect to generate from product sales and under our current collaborations, including milestones and royalties we expect to receive from Novartis on Leqvio sales, will enable us to achieve a self-sustainable financial profile without the need for future equity financing. Nevertheless, our future capital requirements and the period for which our existing resources will support our operations may vary from what we currently expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
•progress in our research and development programs, including programs in both rare and prevalent diseases, as well as what may be required by regulatory authorities to advance these programs;
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
In April 2020, we sold to BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone, 50% of the royalties payable to us with respect to net sales by Novartis, its affiliates or sublicensees of Leqvio and 75% of the commercial milestone payments payable to us under the MDCO agreement. If Blackstone does not receive royalty payments in respect of global sales of Leqvio equaling at least $1.00 billion by December 31, 2029, Blackstone’s interest in Leqvio royalties will increase to 55% (and our interest will decrease to 45%) effective January 1, 2030. As a result, any factor that has an adverse impact on sales of Leqvio could affect our ability to meet the $1.00 billion repayment threshold in this timeframe, which in turn would have a negative impact on the percentage of the Leqvio royalty stream that we are entitled to retain.
Factors that could have an adverse impact on Leqvio sales include:
•companies working to develop new therapies or alternative formulations of products for HeFH and ASCVD;
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
As of March 31, 2024, we had $2.37 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.
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
Any future outbreaks of pandemics or public health emergencies, may directly or indirectly adversely affect our business, results of operations and financial condition.
In the future, we may experience disruptions from a pandemic or public health emergency that could impact our business and operations, including our ability to successfully commercialize our approved products, and we may not be able to meet expectations with respect to commercial sales as a result. In addition, we may also experience decreased patient demand for our approved products if current or potential patients decide to delay treatment as a result of a pandemic or public health emergency. Business interruptions from pandemics or public health emergencies, including staffing shortages, raw material or other supply chain shortages, production slowdowns and disruptions in delivery systems, may also adversely impact the third parties we or our collaborators rely on in the U.S. and abroad to sufficiently manufacture our approved products and to produce product candidates in quantities we require, which may impair our commercialization efforts, our research and development activities and the potential commercialization of our product candidates.
Additionally, timely completion of pre-clinical activities and initiation of planned clinical trials are dependent upon the availability of, for example, pre-clinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as any pandemic or public health emergency. We are conducting and plan to continue to conduct pre-clinical activities and clinical trials for our drug product candidates in geographies which have been and may again be affected by COVID-19, and any resurgence of the COVID-19 pandemic and its variants, or the emergence of any future pandemic or public health emergency, could have an impact on various aspects of our ongoing clinical trials and on the clinical trials and pre-clinical studies we expect to initiate during 2024.
Health regulatory agencies globally may also experience disruptions in their operations as a result of a pandemic or future public health emergency, which could impact review, inspection and approval timelines. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the agency does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed.
While the ultimate impact of any pandemic or public health emergency, on our business is uncertain, any negative impacts of such pandemic or public health emergency, alone or in combination with others, could exacerbate other risk factors discussed herein. The full extent to which any pandemic or public health emergency, will negatively affect our operations, financial performance, and stock price will depend on future developments that are highly uncertain and cannot be predicted.
Risks Related to Our Dependence on Third Parties
If we are unable to maintain our existing collaborations, or enter into new collaborations with other companies that can provide business and scientific capabilities and funds for the development and commercialization of our product candidates, it may have a negative impact on our business, prospects, operating results and financial condition.
We do not currently have adequate capacity or capabilities to advance all opportunities arising from our growing pipeline of RNAi therapeutics. Accordingly, we have entered into collaborations with third party collaborators we believe can provide such capacity and capabilities in certain territories and/or for certain product candidates, and we intend to enter into additional such collaborations in the future. Specifically, we currently have active collaborations with, among others, Roche, Regeneron, Sanofi, and Novartis covering various products and product candidates in our pipeline.
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
For certain product candidates, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with Roche, Regeneron, Sanofi and Novartis. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreements we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds or other resources to develop these product candidates or other product candidates internally, or to bring such product candidates to market. In these circumstances, we will not be able to generate revenues from these product candidates, and this will substantially harm our business, prospects, operating results and financial condition.
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
At the present time, we only have the capacity to manufacture limited quantities of clinical trial drug substance ourselves, and otherwise we continue to rely on third party CMOs to manufacture additional drug substance, and we rely on third party CMOs for all of our drug product requirements for clinical and commercial use. There are a limited number of CMOs worldwide with the expertise to manufacture our siRNA therapeutic products, and we currently rely on a limited number of CMOs in North America, Europe and Asia to manufacture our products and product candidates. There are risks inherent in pharmaceutical manufacturing that could affect the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs, and if our CMOs fail to do these things it could delay our clinical trials and potentially put our commercial supply at risk, as well as result in additional expense to us. To fulfill our future requirements, we will likely need to contract with additional CMOs, and such alternative suppliers may be limited, not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner, or at all.
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
Additionally, in January 2024, there was congressional activity, including the introduction of the BIOSECURE ACT (H.R. 7085) in the House of Representatives and a substantially similar bill (S.3558) in the Senate. If these bills became law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive reimbursement from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation described above.
If the third parties we engage to supply materials or manufacture product candidates or products for preclinical testing or clinical or commercial supply should cease to do so for any reason, we would likely experience delays in advancing these preclinical tests and clinical trials and/or interruptions in commercial supply while we identify and qualify replacement suppliers or manufacturers, and we may be unable to obtain replacement supplies on terms that are favorable to us, or at all. If we are not able to obtain adequate supplies of our product candidates or products or the substances used to manufacture them, it could materially and adversely impact our business, prospects, operating results or financial condition.
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
Before conducting clinical trials to demonstrate the safety and efficacy of our product candidates in humans in support of IND applications or similar applications in other jurisdictions, we must complete pre-clinical studies, which includes animal studies. In addition, we rely on third-party service providers to source certain materials for such pre-clinical studies. Our ability to complete our pre-clinical studies is contingent on, among other things, our ability to source animals and other supplies required for the conduct of such studies. If we are unable to obtain such supplies, we may be unable to complete such pre-

clinical studies in a timely manner or at all. For example, some of our IND-enabling toxicology and other studies require certain non-human primates that have customarily been imported from the People’s Republic of China and Cambodia, and the supply of these non-human primates was constrained in 2022 due to various factors. If we were to encounter delays in obtaining a sufficient supply of such non-human primates to enable the conduct of our pre-clinical studies, our ability to complete pre-clinical studies could be impaired and our submission of IND applications and similar applications in other jurisdictions could be delayed, which would have an adverse impact on the development timelines of the impacted product candidates.
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
Our and our collaborated product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our collaborators are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin selling them, or, in the case of vutrisiran, will not obtain regulatory approval to be sold for an additional, broader indication than the indication for which it is currently approved. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 study of patisiran in patients with ATTR amyloidosis with cardiomyopathy, and received a 9:3 vote from the FDA’s CRDAC that patisiran’s benefits outweighed its risks for the treatment of ATTR amyloidosis with cardiomyopathy, in October 2023, the FDA issued a CRL in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
Because the product candidates we or our collaborators are developing represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we or our collaborators may submit. Moreover, the FDA may respond to these submissions by defining requirements we or our collaborators may not have anticipated. Such responses could lead to significant delays and increased costs in the development of our or our collaborated product candidates. In addition, because there may be approved treatments for some of the diseases for which we or our collaborators may seek approval, including vutrisiran for the treatment of ATTR amyloidosis with cardiomyopathy, or treatments in development which are approved by the time we or our collaborators file for approval, in order to receive regulatory approval, we or they may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases are not only safe and effective, but safer and/or more effective than existing approved products. Interruption or delays in the operations of the FDA, EMA and comparable foreign regulatory agencies may impact the review, inspection and approval timelines for our or our collaborated product candidates. During the COVID-19 public health emergency, the FDA worked to ensure timely reviews of applications for medical products in line with its user fee performance goals and conducted mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. In addition, during the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In December 2020, the FDA issued a CRL regarding Novartis’ NDA for inclisiran, stating that the agency could not approve the NDA by the PDUFA action date due to unresolved facility inspection-related conditions. In July 2021, Novartis announced that the resubmission to the FDA of the inclisiran NDA to address the complete response letter was filed, and the FDA approved Leqvio (the trade name under which inclisiran is marketed in the U.S.) in December 2021. This delay in the approval of Leqvio resulted in delayed milestone and royalty revenue to us. Any similar interruption or delay by the FDA, EMA or comparable foreign regulatory authorities could have a material adverse effect on our or our collaborators’ efforts to obtain regulatory approval for our or our collaborators’ product candidates, which could have a material adverse effect on our business, prospects, operating results or financial condition. For instance, the FDA may request additional clinical or other data or information in connection with the regulatory review of our or our collaborators’ product candidates, including by issuing a complete response letter that may require that we or our collaborators submit additional clinical or other data or impose other conditions that must be met in order to secure final approval of our or our collaborators’ NDA applications, including potentially requiring a facility inspection. Even if such data and information are submitted, or any such inspection is completed, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.
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
Following any initial regulatory approval of a product we or our collaborators may develop, including our four approved products, we will be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This includes results from any post-marketing tests or surveillance to monitor the safety and efficacy of our approved products or other products required as a condition of approval or otherwise agreed to by us. The regulatory approvals that we receive for ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, as well as any regulatory approvals we receive for any of our product candidates, may also be subject to limitations on the approved uses for which the product may be marketed, including any expanded label for AMVUTTRA. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
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
At the federal level, for example, the Inflation Reduction Act, or IRA, includes several provisions that will impact our business to varying degrees. For example, the IRA may require us to pay rebates if we increase the cost of a Medicare Part B or Part D drug faster than the rate of inflation. In addition, our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Under the IRA’s Price Negotiation Program, a FDA approval for vutrisiran for treatment of Stargardt Disease would cause us to lose the orphan exemption for AMVUTTRA from Medicare price negotiation. As a result, in October 2022, we announced we would not pursue a Phase 3 clinical trial to study vutrisiran for treatment of Stargardt Disease. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The effect of the IRA on our business and the healthcare industry in general continues to develop and may have additional adverse impacts on our company or our industry. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.
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
Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. In the U.S., we have entered into over 40 value-based agreements, or VBAs, and are negotiating additional VBAs with commercial health insurers. The goal of these agreements is to ensure that we are paid based on the ability of our commercially approved products to deliver results in the real world setting comparable to those demonstrated in our clinical trials, and the agreements are structured to link the performance of our approved products in real-world use to financial terms. Partnering with payors on these agreements is also intended to provide more confidence regarding the value of our products and help accelerate coverage decisions for patients. If the payment we receive for our products, or the reimbursement provided for such products, is inadequate in light of our significant development and other costs, or if reimbursement is denied, our return on investment could be adversely affected. In addition, we have stated publicly that we intend to grow through continued scientific innovation rather than arbitrary price increases. Specifically, we have stated that we will not raise the price of any product for which we receive marketing approval over the rate of inflation, as determined by the consumer price index for urban consumers (approximately 3.5% currently) absent a significant value driver. Our patient access philosophy could also negatively impact the revenues we are able to generate from the sale of one or more of our products in the future.
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
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. In April 2018, we and Dicerna settled all claims in the litigation between us. In March 2022, we announced that we separately filed suit in United States District Court for the District of Delaware against Pfizer and Moderna seeking damages for infringement of U.S. Patent No. 11,246,933, or the ’933 patent in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. Pfizer joined BioNTech SE, or BioNTech, to the suit and filed counterclaims. In July 2022, we filed an additional lawsuit in United States District Court for the District of Delaware against each of Pfizer/BioNTech and Moderna seeking damages for infringing U.S. Patent No. 11,382,979, or the ’979 patent. The court combined the two patents in a single suit for each of Pfizer/BioNTech, or the 2022 Lawsuit, and Moderna with trial dates set for each in November 2024. On May 26, 2023, we filed additional lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing U.S. Patent No. 11,590,229 in the United States District Court for the District of Delaware. In addition to this patent, we added U.S. Patent Nos. 11,633,479 and 11,633,480 in the more recently filed suits against both Pfizer and Moderna and also U.S. Patent No. 11,612,657 against Pfizer only. On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents, and on August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing, which was held on January 4, 2024 with the final ruling deferred pending the outcome of an additional hearing scheduled for July 11-12, 2024. Subsequently, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and that judgment was entered by the court on August 30, 2023, and on September 7, 2023, we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit in the 2022 lawsuit against Moderna. The claim construction ruling did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, and that case is going forward on a schedule with an anticipated trial date in the latter half of 2025. In September 2023, we and Pfizer/BioNTech agreed to consolidate the 2022 Lawsuit and 2023 lawsuits into one case, which will require moving the trial date from November 2024 to the first half of 2025, with the final schedule to be determined by the court. On January 4, 2024 a hearing was held in the consolidated Pfizer/BioNTech case to construe a final claim term with the final ruling pending. The aforementioned patents relate to our biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
For example, assuming positive results in our HELIOS-B Phase 3 clinical and regulatory approval, vutrisiran, our RNAi therapeutic in development for treatment of ATTR amyloidosis with cardiomyopathy, would compete with VYNDAQEL/VYNDAMAX (tafamidis), marketed by Pfizer, which is currently approved to treat this disease. In addition, BridgeBio announced positive results from its Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR amyloidosis with cardiomyopathy in July 2023, and announced in February 2024 that the FDA accepted its NDA for filing with a PDUFA action date of November 29, 2024. BridgeBio also announced that the European Medicines Agency accepted its marketing authorization application with a decision expected in 2025, and that it anticipates additional global regulatory submissions. There are also product candidates in earlier stages of development for the treatment of ATTR amyloidosis with cardiomyopathy, including NTLA-2001 which is being developed by Intellia Therapeutics, Inc. and Regeneron and is in Phase 3 clinical development; NNC-6019 which is being developed by Novo Nordisk and is in Phase 2 clinical development; and NI006 which is being developed by Neurimmune AG and AstraZeneca plc and is in Phase 3 clinical development. We expect to face competition from any of these and potentially other additional new drugs that enter the market to treat patients with ATTR amyloidosis with cardiomyopathy.
ONPATTRO and AMVUTTRA are approved in certain jurisdictions for the treatment of certain patients with hATTR amyloidosis with polyneuropathy. We are aware of other approved products used to treat this disease, including WAINUA (eplontersen), a drug developed by Ionis in partnership with AstraZeneca plc, VYNDAQEL/VYNDAMAX (tafamidis), and TEGSEDI (inotersen), which is developed and marketed by Ionis. There are also product candidates in various stages of clinical development for the treatment of hATTR amyloidosis patients with polyneuropathy. While we believe that ONPATTRO and AMVUTTRA have and will continue to have a competitive product profile for the treatment of patients with hATTR amyloidosis with polyneuropathy, it is possible that ONPATTRO and/or AMVUTTRA may not compete favorably with these products and product candidates, or others, and, as a result, may not achieve commercial success.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of March 31, 2024, our eight largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
As of March 31, 2024, we had $1.02 billion in aggregate principal amount of Notes outstanding. The interest rate for the Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on May 15 and September 15 of each year, beginning on March 15, 2023. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
In accordance with ASU 2020-06, the Notes are reflected as a liability on our condensed consolidated balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs were treated as a debt discount for accounting purposes, which is being amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported net income or higher reported net loss, as the case may be.
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
ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended March 31, 2024, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.
Yvonne L. Greenstreet, MBChB, MBA, Chief Executive Officer and Director
On March 12, 2024, Yvonne L. Greenstreet, MBChB, MBA, our Chief Executive Officer, entered into a Rule 10b5-1 trading plan that provides that Dr. Greenstreet, acting through a broker, may sell up to an aggregate of 37,241 shares of our common stock received upon the settlement of awards granted to Dr. Greenstreet as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from June 19, 2024 to March 7, 2025. The plan is scheduled to terminate on March 7, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Greenstreet or the broker, or as otherwise provided in the plan.
Amy W. Schulman, Director
On February 28, 2024, Amy W. Schulman, Chair of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Ms. Schulman, acting through a broker, may sell up to an aggregate of 30,200 shares of our common stock received upon the exercise of options granted to Ms. Schulman as director compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from May 29, 2024 to November 15, 2024. The plan is scheduled to terminate on November 15, 2024, subject to earlier termination upon the sale of all shares subject to the plan upon termination by Ms. Schulman or the broker, or as otherwise provided in the plan.
ITEM 6. EXHIBITS

10.1#†	Amendment No. 2 entered into as of March 7, 2024 to the Master Collaboration Agreement dated as of April 8, 2019 by and between the Registrant and Regeneron Pharmaceuticals, Inc.
31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

ALNYLAM PHARMACEUTICALS, INC.

Date: May 2, 2024	/s/ Yvonne L. Greenstreet, MBChB, MBA
Yvonne L. Greenstreet, MBChB, MBA Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)