Form 10-Q
period 2024-06-30
ALNYLAM PHARMACEUTICALS, INC.
filed 2024-08-01
CIK 1178670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
At July 26, 2024, the registrant had 128,380,513 shares of Common Stock, $0.01 par value per share, outstanding.

ALNYLAM PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

“Alnylam,” ONPATTRO®, AMVUTTRA®, GIVLAARI®, OXLUMO® and IKARIA™ are trademarks and registered trademarks of Alnylam Pharmaceuticals, Inc. Our logo, trademarks and service marks are property of Alnylam. All other trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our views with respect to the potential for approved and investigational RNAi therapeutics, including ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO, Leqvio® (inclisiran), fitusiran and zilebesiran;
•our plans for additional global regulatory filings and the continuing product launches of ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO and our collaborator’s plans with respect to Leqvio and fitusiran;
•our ability to obtain regulatory approval of AMVUTTRA (vutrisiran) for the treatment of ATTR amyloidosis with cardiomyopathy;
•our expectations regarding the potential market size for, and the successful commercialization of, ONPATTRO, AMVUTTRA, GIVLAARI, OXLUMO, Leqvio or any future products;
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
These forward-looking statements reflect management’s current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission, or SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$968,492	$812,688
Marketable debt securities	1,646,268	1,615,516
Marketable equity securities	9,889	11,178
Accounts receivable, net	309,481	327,787
Inventory	83,981	89,146
Prepaid expenses and other current assets	154,745	126,382
Total current assets	3,172,856	2,982,697
Property, plant and equipment, net	517,159	526,057
Operating lease right-of-use assets	198,303	199,732
Restricted investments	49,391	49,391
Other assets	71,925	72,003
Total assets	$4,009,634	$3,829,880
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$73,980	$55,519
Accrued expenses	808,643	713,013
Operating lease liability	41,656	41,510
Deferred revenue	69,009	102,753
Liability related to the sale of future royalties	61,963	54,991
Total current liabilities	1,055,251	967,786
Operating lease liability, net of current portion	239,352	243,101
Deferred revenue, net of current portion	2,402	188,175
Convertible debt	1,022,688	1,020,776
Liability related to the sale of future royalties, net of current portion	1,342,580	1,322,248
Other liabilities	350,428	308,438
Total liabilities	4,012,701	4,050,524
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 250,000 shares authorized; 128,021 shares issued and outstanding as of June 30, 2024; 125,794 shares issued and outstanding as of December 31, 2023	1,281	1,259
Additional paid-in capital	7,122,704	6,811,063
Accumulated other comprehensive loss	(34,637)	(23,375)
Accumulated deficit	(7,092,415)	(7,009,591)
Total stockholders’ deficit	(3,067)	(220,644)
Total liabilities and stockholders’ deficit	$4,009,634	$3,829,880
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statements of Operations
Revenues:
Net product revenues	$410,088	$305,705	$775,251	$582,033
Net revenues from collaborations	227,338	5,844	345,886	42,306
Royalty revenue	22,399	7,205	33,021	13,705
Total revenues	659,825	318,754	1,154,158	638,044
Operating costs and expenses:
Cost of goods sold	67,271	75,336	121,884	116,768
Cost of collaborations and royalties	1,401	10,034	12,764	23,471
Research and development	294,142	248,526	555,137	479,095
Selling, general and administrative	248,397	214,689	459,194	398,348
Total operating costs and expenses	611,211	548,585	1,148,979	1,017,682
Income (loss) from operations	48,614	(229,831)	5,179	(379,638)
Other (expense) income:
Interest expense	(33,258)	(30,035)	(68,511)	(58,990)
Interest income	29,182	21,075	58,827	39,730
Other expense, net	(55,705)	(35,418)	(70,249)	(47,673)
Total other expense, net	(59,781)	(44,378)	(79,933)	(66,933)
Loss before income taxes	(11,167)	(274,209)	(74,754)	(446,571)
Provision for income taxes	(5,722)	(1,815)	(8,070)	(3,554)
Net loss	$(16,889)	$(276,024)	$(82,824)	$(450,125)
Net loss per common share - basic and diluted	$(0.13)	$(2.21)	$(0.66)	$(3.62)
Weighted-average common shares used to compute basic and diluted net loss per common share	126,733	124,659	126,435	124,387

Statements of Comprehensive Loss
Net loss	$(16,889)	$(276,024)	$(82,824)	$(450,125)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(727)	(2,025)	(4,295)	2,100
Foreign currency translation (loss) gain	(6,952)	4,073	(7,030)	5,483
Defined benefit pension plans, net of tax	30	(4)	63	(9)
Total other comprehensive (loss) income	(7,649)	2,044	(11,262)	7,574
Comprehensive loss	$(24,538)	$(273,980)	$(94,086)	$(442,551)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	125,794	$1,259	$6,811,063	$(23,375)	$(7,009,591)	$(220,644)
Exercise of common stock options, net of tax withholdings	223	2	24,763	—	—	24,765
Issuance of common stock under equity plans	446	4	(4)	—	—	—
Stock-based compensation charges	—	—	46,155	—	—	46,155
Other comprehensive loss	—	—	—	(3,613)	—	(3,613)
Net loss	—	—	—	—	(65,935)	(65,935)
Balance as of March 31, 2024	126,463	1,265	6,881,977	(26,988)	(7,075,526)	(219,272)
Exercise of common stock options, net of tax withholdings	1,264	13	140,273	—	—	140,286
Issuance of common stock under equity plans	294	3	10,358	—	—	10,361
Stock-based compensation charges	—	—	90,096	—	—	90,096
Other comprehensive loss	—	—	—	(7,649)	—	(7,649)
Net loss	—	—	—	—	(16,889)	(16,889)
Balance as of June 30, 2024	128,021	$1,281	$7,122,704	$(34,637)	$(7,092,415)	$(3,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2022	123,925	$1,240	$6,454,540	$(44,654)	$(6,569,349)	$(158,223)
Exercise of common stock options, net of tax withholdings	269	3	26,415	—	—	26,418
Issuance of common stock under equity plans	47	—	—	—	—	—
Stock-based compensation charges	—	—	41,136	—	—	41,136
Other comprehensive income	—	—	—	5,530	—	5,530
Net loss	—	—	—	—	(174,101)	(174,101)
Balance as of March 31, 2023	124,241	1,243	6,522,091	(39,124)	(6,743,450)	(259,240)
Exercise of common stock options, net of tax withholdings	372	4	38,111	—	—	38,115
Issuance of common stock under equity plans	288	3	9,981	—	—	9,984
Stock-based compensation charges	—	—	76,990	—	—	76,990
Other comprehensive income	—	—	—	2,044	—	2,044
Net loss	—	—	—	—	(276,024)	(276,024)
Balance as of June 30, 2023	124,901	$1,250	$6,647,173	$(37,080)	$(7,019,474)	$(408,131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALNYLAM PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(82,824)	$(450,125)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,520	27,244
Amortization and interest accretion related to operating leases	21,658	22,282
Non-cash interest expense on liability related to the sale of future royalties	61,103	51,647
Stock-based compensation expense	134,635	115,749
Realized and unrealized loss on marketable equity securities	1,289	867
Change in fair value of development derivative liability	64,228	36,686
Other	(15,365)	(8,252)
Changes in operating assets and liabilities:
Accounts receivable, net	10,050	16,183
Inventory	6,816	1,582
Prepaid expenses and other assets	(13,775)	(29,109)
Accounts payable, accrued expenses and other liabilities	69,605	766
Operating lease liability	(23,791)	(23,847)
Deferred revenue	(219,506)	12,866
Net cash provided by (used in) operating activities	42,643	(225,461)
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,991)	(29,810)
Purchases of marketable securities	(717,826)	(812,887)
Sales and maturities of marketable securities	705,137	757,767
Proceeds from maturity of restricted investments	57,875	58,475
Purchases of restricted investments	(57,875)	(58,475)
Net cash used in investing activities	(33,680)	(84,930)
Cash flows from financing activities:
Proceeds from exercise of stock options and other types of equity, net	158,637	91,765
Proceeds from development derivative, net	1,770	8,000
Net cash provided by financing activities	160,407	99,765
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,061)	2,046
Net increase (decrease) in cash, cash equivalents and restricted cash	156,309	(208,580)
Cash, cash equivalents and restricted cash, beginning of period	814,884	868,556
Cash, cash equivalents and restricted cash, end of period	$971,193	$659,976
Supplemental disclosure of cash flows:
Cash paid for interest	$39,101	$17,128
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
As of June 30, 2024, we have five marketed products, including one product commercialized by a collaborator, and multiple late-stage investigational programs advancing towards potential commercialization. We currently generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the United States, or U.S., and Europe.
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
Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our significant accounting policies during the six-month period ended June 30, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In our condensed consolidated financial statements, we use estimates and assumptions related to our inventory valuation and related reserves, liability related to the sale of future royalties, development derivative liability, income taxes, deferred tax asset valuation allowances, revenue recognition, research and development expenses, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Liquidity
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2024, will be sufficient to satisfy our working capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to this new standard.
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
3. NET PRODUCT REVENUES
Net product revenues, classified based on the geographic region in which the product is sold, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
ONPATTRO
United States	$22,112	$25,560	$38,651	$55,377
Europe	37,074	56,393	81,764	116,071
Rest of World	18,058	9,505	26,046	22,503
Total	77,244	91,458	146,461	193,951

AMVUTTRA
United States	148,463	96,469	278,701	175,482
Europe	56,760	14,405	100,493	21,173
Rest of World	24,886	21,262	46,156	37,249
Total	230,109	132,136	425,350	233,904

GIVLAARI
United States	41,225	35,196	79,956	65,487
Europe	16,314	14,051	31,629	28,522
Rest of World	4,588	8,652	8,598	11,796
Total	62,127	57,899	120,183	105,805

OXLUMO
United States	15,744	8,794	29,076	17,851
Europe	20,503	12,216	41,930	25,525
Rest of World	4,361	3,202	12,251	4,997
Total	40,608	24,212	83,257	48,373

Total net product revenues	$410,088	$305,705	$775,251	$582,033

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the balance of our receivables related to our net product revenues:

(In thousands)	As of June 30, 2024	As of December 31, 2023
Receivables included in “Accounts receivable, net”	$248,654	$210,097

4. NET REVENUES FROM COLLABORATIONS
Net revenues from collaborations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Roche	$16,506	$—	$91,186	$—
Regeneron Pharmaceuticals	207,429	(2,837)	234,193	17,153
Novartis AG	2,304	8,627	16,820	23,560
Other	1,099	54	3,687	1,593
Total	$227,338	$5,844	$345,886	$42,306

The following table presents the balance of our receivables and contract liabilities related to our collaboration agreements:

(In thousands)	As of June 30, 2024	As of December 31, 2023
Receivables included in “Accounts receivable, net”	$39,497	$99,576
Contract liabilities included in “Deferred revenue”	$71,176	$290,763
We recognized revenue of $200.0 million and $228.7 million in the three and six months ended June 30, 2024, respectively, and revenue of $4.8 million and $10.3 million in the three and six months ended June 30, 2023, respectively, that was included in the contract liability balance at the beginning of the applicable period.
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
The following table provides research and development expenses incurred by type, for which we recognize net revenues, that are directly attributable to our collaboration agreements, by collaborator:

	Three Months Ended June 30,
	2024			2023
(In thousands)	Clinical and Manufacturing	External Services	Other	Clinical and Manufacturing	External Services	Other
Roche	$22,503	$2,499	$1,234	$—	$—	$—
Regeneron Pharmaceuticals	6,006	3,492	4,786	9,956	910	9,330
Other	1,485	89	242	85	58	405
Total	$29,994	$6,080	$6,262	$10,041	$968	$9,735

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2024			2023
(In thousands)	Clinical and Manufacturing	External Services	Other	Clinical and Manufacturing	External Services	Other
Roche	$36,638	$6,111	$1,568	$—	$—	$—
Regeneron Pharmaceuticals	16,795	7,233	8,959	18,472	2,150	18,693
Other	3,591	89	949	397	184	765
Total	$57,024	$13,433	$11,476	$18,869	$2,334	$19,458
The research and development expenses incurred for the agreements included in the table above consist of costs incurred for (i) clinical and preclinical expenses, including manufacturing of clinical and preclinical product, (ii) external services, including consulting services and lab supplies and services, and (iii) other expenses, including professional services, facilities and overhead allocations, and a reasonable estimate of compensation and related costs as billed to our counterparties, for which we recognize net revenues from collaborations. For the three and six months ended June 30, 2024 and 2023, we did not incur material selling, general and administrative expenses related to our collaboration agreements.
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
Under the Roche Agreement, we granted to Roche (i) co-exclusive rights to develop zilebesiran worldwide and commercialize zilebesiran in the U.S., referred to as the Co-Commercialization Territory, (ii) exclusive rights to commercialize zilebesiran outside of the U.S., referred to as the Roche Territory, and (iii) non-exclusive rights to manufacture zilebesiran for the development and commercialization of zilebesiran in the Roche Territory. In connection with the Roche Agreement, Roche made an upfront, non-refundable payment to us of $310.0 million.
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
Roche has the right to terminate the Roche Agreement for any or no reason at all upon prior written notice, however, if the termination notice occurs after the achievement of the first development milestone and before the achievement of the third development milestone, Roche is required to pay us a termination fee of $50.0 million. In addition, either party may terminate the Roche Agreement for a material breach by, or insolvency of, the other party, subject to a cure period. Unless earlier terminated pursuant to its terms, the Roche Agreement will remain in effect until expiration on a country-by-country basis (a) in the Roche Territory, upon expiration of the applicable royalty term in the applicable country and (b) in the Co-Commercialization Territory, upon expiration of the term of the co-commercialization efforts.
We evaluated the Roche Agreement and concluded that the Roche Agreement had elements that were within the scope of Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We allocated the variable consideration related to the estimated reimbursements for the Roche Development Services Obligation and the Roche Technology Transfer Obligation to each performance obligation as the terms of the variable payment relate specifically to our efforts to satisfy the performance obligation and allocating the variable amount of consideration entirely to the respective performance obligation is consistent with the allocation objective of ASC 606 when considering all of the performance obligations and payment terms in the contract. We allocated the fixed upfront consideration of $310.0 million entirely to the Roche License Obligation as the value of the fixed consideration together with the expected value of the remaining development and regulatory milestones, sales-based milestones, and royalties, all of which are either currently constrained at inception or subject to the sales- or usage-based royalty exception, approximates the standalone selling price of the Roche License Obligation. Therefore, allocating the fixed upfront consideration entirely to the Roche License Obligation is consistent with the allocation objective of ASC 606 when considering all of the performance obligations and payment terms in the contract.
The Roche License Obligation was satisfied at a point in time upon transfer of the license to Roche. Control of the licenses was transferred on the Effective Date and Roche could begin to use and benefit from the licenses. For the Roche Development

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of June 30, 2024, the total transaction price was determined to be $922.0 million, an increase of $65.0 million from December 31, 2023. The increase is due to the achievement of the development milestone for the first patient dosed in the KARDIA-3 Phase 2 study.
The following tables provide a summary of the transaction price allocated to each performance obligation, in addition to revenue activity during the period, in thousands:

		Revenue Recognized During
	Transaction Price Allocated	Three Months Ended June 30,		Six Months Ended June 30,
Performance Obligations	As of June 30, 2024	2024	2023	2024	2023
Roche License Obligation	$375,000	$—	$—	$65,000	$—
Roche Development Services Obligation	545,000	12,797	—	19,948	—
Roche Technology Transfer Obligation	2,000	—	—	—	—
	$922,000	$12,797	$—	$84,948	$—
As of June 30, 2024, the aggregate amount of the transaction price allocated to the Roche Performance Obligations that was unsatisfied was $503.1 million, which is expected to be recognized through the term of the Roche Agreement as the services are performed.
Regeneron Pharmaceuticals, Inc.
Overview
In 2019, we entered into a global, strategic collaboration with Regeneron to discover, develop and commercialize RNAi therapeutics for a broad range of diseases by addressing therapeutic targets expressed in the eye and central nervous system, or CNS, in addition to a select number of targets expressed in the liver, which we refer to as the Regeneron Collaboration. The Regeneron Collaboration is governed by a Master Agreement, referred to as the Regeneron Master Agreement. In connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a co-co collaboration agreement covering the continued development of cemdisiran, our C5 siRNA, currently in development for C5 complement-mediated diseases, as a monotherapy, or the C5 Co-Co Collaboration Agreement, and (ii) a license agreement to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab and cemdisiran, or the C5 License Agreement. The Master Agreement, the C5 Co-Co Collaboration Agreement and the C5 License Agreement were accounted for as a single arrangement because the agreements were negotiated together.
In November 2022, Regeneron exercised its right under the C5 Co-Co Collaboration Agreement to opt-out of the further development and commercialization of cemdisiran monotherapy. As a result of Regeneron’s decision to opt-out, the licenses granted to Regeneron under the C5 Co-Co Collaboration Agreement reverted to us, we had the sole right to continue to develop and commercialize cemdisiran monotherapy, and Regeneron no longer shared in the costs on any monotherapy program. Regeneron remained eligible to receive tiered, double-digit royalties on net sales of cemdisiran as a monotherapy.
In June 2024, we entered into an amended and restated C5 License Agreement, or the Amended C5 License Agreement, which terminated the C5 Co-Co Collaboration Agreement and granted Regeneron a worldwide license to cemdisiran as a monotherapy in addition to the license to cemdisiran in combination with anti-C5 antibodies. Through the Amended C5 License Agreement, Regeneron is now solely responsible for development, manufacturing and commercialization of cemdisiran as a monotherapy and in combination with anti-C5 antibodies. As part of the Amended C5 License Agreement, we will provide manufacturing technology transfer services for cemdisiran to Regeneron. Regeneron provided us with an upfront payment of $10.0 million and we will receive certain milestone payments upon receipt of regulatory approval for cemdisiran as a monotherapy, and tiered double-digit royalties on net sales. The Amended C5 License Agreement did not change our rights to receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential product sales if cemdisiran is used as part of a combination product.
Under the terms of the Regeneron Collaboration, we are working exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial research period of up to seven years, which we refer to as the Initial Research Term. Regeneron has an option to extend the Initial Research Term (referred to as the Research Term Extension

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Period, and together with the Initial Research Term, the Research Term) for up to an additional five years, for a research term extension fee of $300.0 million. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver.
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
In connection with the Regeneron Master Agreement, we remain eligible to receive an additional $100.0 million in milestone payments upon achievement of certain criteria during early clinical development for an eye program. In addition, we and Regeneron are continuing to advance programs nominated during the Initial Research Term, and Regeneron has the right to nominate up to six additional targets per year during this period. For each of these programs, Regeneron will provide us with $2.5 million in funding at program initiation and an additional $2.5 million at lead candidate identification. If Regeneron exercises the option to extend the research term, Regeneron will retain the right to nominate up to six additional targets per year, and we will remain eligible to achieve $2.5 million in funding at each program initiation and an additional $2.5 million at each lead candidate identification during the Research Term Extension Period.
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
Contract Modification
We determined the Amended C5 License Agreement does not meet the requirements to account for the contract modification as a separate contract under ASC 606 because the consideration exchanged for the additional distinct goods and services does not reflect the standalone selling price. Therefore, we have accounted for the Amended C5 License Agreement and Regeneron Master Agreement as a single combined contract. The modification date was determined to be the June 2024 effective date of the Amended C5 License Agreement.
Our performance obligations subsequent to the contract modification include: (i) a research license and research services, collectively referred to as the Research Services Obligation; (ii) a worldwide license to cemdisiran for combination therapies, and manufacturing and development service obligations, collectively referred to as the C5 License Obligation; (iii) a worldwide license to cemdisiran for monotherapies, referred to as the C5 Monotherapy Obligation, and (iv) a technology transfer of the existing manufacturing process for cemdisiran, referred to as the Regeneron Technology Transfer Obligation.
The Amended C5 License Agreement did not change the Research Services Obligation or the C5 License Obligation which were both performance obligations at the inception of our global, strategic collaboration with Regeneron prior to the contract modification. The Amended C5 License Agreement resulted in two additional performance obligations which are the C5 Monotherapy Obligation and the Regeneron Technology Transfer Obligation. The C5 Monotherapy Obligation is considered

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
functional intellectual property and distinct from other promises as Regeneron can benefit from the cemdisiran monotherapy license on its own or together with other readily available resources and the license is separately identifiable from the other promises in the contract. The Regeneron Technology Transfer Obligation is distinct as Regeneron can benefit from the cemdisiran monotherapy license transferred by us without the technology transfer given cemdisiran is in an advanced stage of clinical development and our utilization of third-party contract manufacturing organizations to manufacture cemdisiran. Therefore, the C5 Monotherapy Obligation and the Regeneron Technology Transfer Obligation each represent a separate performance obligation.
As of the modification date, we established a new transaction price of $329.7 million which represents the remaining deferred revenue as of the modification date of $260.3 million, variable consideration of $59.4 million which relates to estimated reimbursements and milestones for the Research Services Obligation, C5 License Obligation and Regeneron Technology Transfer Obligation and the $10.0 million upfront payment related to the Amended C5 License Agreement. We allocated the $59.4 million of variable consideration to the respective performance obligation as the terms of the variable payments relate specifically to our efforts to satisfy the performance obligations and allocating the variable amount of consideration entirely to the respective performance obligations is consistent with the allocation objective of ASC 606 when considering all of the performance obligations and payment terms in the contract.
We determined that any variable consideration related to regulatory milestones were deemed to be fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments and we determined that we could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur. We determined that royalties and sales-based milestones relate solely to the license of intellectual property and were therefore excluded from the transaction price under the sales-or usage-based royalty exception of ASC 606.
As of the modification date, the transaction price for each performance obligation is as follows, in thousands:

Performance Obligations	Standalone Selling Price	Fixed Consideration	Variable Consideration Allocated	Total Transaction Price
Research Services Obligation	$78,820	$45,469	$30,000	$75,469
C5 License Obligation	$53,745	31,004	25,386	56,390
C5 Monotherapy Obligation	$332,000	191,520	—	191,520
Regeneron Technology Transfer Obligation	$4,000	2,307	4,000	6,307
		$270,300	$59,386	$329,686
The fixed consideration was allocated to the obligations based on the relative estimated standalone selling prices of each obligation, over which management has applied significant judgment. We developed the estimated standalone selling prices for the remaining Research Services Obligation, the remaining C5 License Obligation and the new Regeneron Technology Transfer Obligation primarily based on the level of efforts necessary to perform the services and the costs for full-time equivalent employees and expected resources to be committed plus a reasonable margin. We developed the estimated standalone selling price for the cemdisiran monotherapy license granted under the C5 Monotherapy Obligation using the adjusted market assessment approach based on a discounted cash flow model that establishes the forecasted earnings during the commercial period for cemdisiran as a monotherapy adjusted for probability of success.
The transaction price of $191.5 million allocated to the C5 Monotherapy Obligation performance obligation was recognized immediately as this obligation was satisfied at a point in time upon transfer of the license to Regeneron. Control of the license was transferred in June 2024 and Regeneron could begin to use and benefit from the license.
A cumulative catch-up adjustment was recognized for the remaining Research Services and the remaining C5 License Obligation as of the contract modification date to reflect the measure of progress and transaction price following the modification. The cumulative catch-up adjustment for the remaining Research Services and the remaining C5 License Obligation was not significant.
For the Research Services Obligation, the C5 License Obligation, and the Regeneron Technology Transfer Obligation, we measure proportional performance over time using an input method based on cost incurred relative to the total estimated costs for each of the identified obligations by determining the proportion of effort incurred as a percentage of total effort we expect to expend. This ratio is applied to the transaction price allocated to each obligation. Management has applied significant judgment in the process of developing our estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up. We re-evaluate the transaction price as of the end of each reporting period. The transaction price remaining related to our unsatisfied performance obligations as of June 30, 2024 increased $31.6 million from the contract

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
modification date primarily related to our Research Services Obligation. After the contract modification date, the estimated timing of our underlying research activities to complete our obligations, and the resulting milestones we expect to achieve, changed. Revenue recognized under this agreement is accounted for as collaboration revenue.
The following tables provide a summary of the transaction price allocated, deferred revenue as of the balance sheet date, and revenue recognized during the period for the remaining unsatisfied performance obligations, in thousands:

	Transaction Price Allocated	Deferred Revenue
Performance Obligations	As of June 30, 2024	As of June 30, 2024	As of December 31, 2023
Research Services Obligation	$102,969	$41,469	$63,400
C5 License Obligation	60,484	27,400	27,500
Regeneron Technology Transfer Obligation	6,307	2,307	—
	$169,760	$71,176	$90,900

	Revenue Recognized During
	Three Months Ended June 30,		Six Months Ended June 30,
Performance Obligations	2024	2023	2024	2023
Research Services Obligation	$4,000	$(17,000)	$18,700	$(6,300)
C5 License Obligation	8,800	3,100	10,500	5,300
	$12,800	$(13,900)	$29,200	$(1,000)
As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining Research Services Obligation, C5 License Obligation, and Regeneron Technology Transfer Obligation that was unsatisfied was $152.2 million, which is expected to be recognized through the term of the Regeneron Collaboration as the services are performed. Deferred revenue related to the Regeneron Collaboration is classified as either current or non-current in the condensed consolidated balance sheets based on the period the revenue is expected to be recognized.
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
As of June 30, 2024, we have earned $120.0 million of milestones and we could be entitled to receive an additional $60.0 million commercialization milestone. In addition, we are entitled to royalties ranging from 10% up to 20% based on annual worldwide net sales of licensed products by Novartis, its affiliates and sublicensees, subject to reduction under specified circumstances.
Other
In addition to the collaboration agreements discussed above, we have various other collaboration agreements that are not individually significant to our operating results or financial condition at this time. Pursuant to the terms of those agreements, we may be required to pay, or we may receive, additional amounts contingent upon the occurrence of various future events (e.g., upon the achievement of various development and commercial milestones) which in the aggregate could be significant. We may also incur, or be reimbursed for, significant research and development costs. In addition, if any products related to these collaborations are approved for sale, we may be required to pay, or we may receive, royalties on future sales. The payment or receipt of these amounts, however, is contingent upon the occurrence of various future events. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development and commercialization, it is possible we may not receive any such payments under all of our existing collaboration and license agreements, including the agreements described within this note.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. FAIR VALUE MEASUREMENTS
The following tables present information about our financial assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

(In thousands)	As of June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$158,467	$158,467	$—	$—
U.S. treasury securities	36,315	—	36,315	—
Commercial paper	6,300	—	6,300	—
Marketable debt securities:
U.S. treasury securities	882,671	—	882,671	—
U.S. government-sponsored enterprise securities	383,501	—	383,501	—
Corporate notes	305,003	—	305,003	—
Commercial paper	70,079	—	70,079	—
Municipal securities	5,014	—	5,014	—
Marketable equity securities	9,889	9,889	—	—
Restricted cash (money market funds)	1,217	1,217	—	—
Total financial assets	$1,858,456	$169,573	$1,688,883	$—
Financial liabilities
Development derivative liability	$390,939	$—	$—	$390,939

(In thousands)	As of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash equivalents:
Money market funds	$166,059	$166,059	$—	$—
U.S. treasury securities	30,712	—	30,712	—
Commercial paper	2,685	—	2,685	—
Corporate notes	762	—	762	—
Marketable debt securities:
U.S. treasury securities	862,022	—	862,022	—
U.S. government-sponsored enterprise securities	441,341	—	441,341	—
Corporate notes	252,350	—	252,350	—
Commercial paper	56,216	—	56,216	—
Certificates of deposit	3,587	—	3,587	—
Marketable equity securities	11,178	11,178	—	—
Restricted cash (money market funds)	1,210	1,210	—	—
Total financial assets	$1,828,122	$178,447	$1,649,675	$—
Financial liabilities
Development derivative liability	$324,941	$—	$—	$324,941
For the six months ended June 30, 2024 and 2023, there were no transfers into or out of Level 3 financial assets or liabilities. The carrying amounts reflected on our condensed consolidated balance sheets for cash, accounts receivable, net, other current assets, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. MARKETABLE DEBT SECURITIES
We invest our excess cash balances in marketable debt securities and at each balance sheet date presented, we classify all of our investments in debt securities as available-for-sale and as current assets as they represent the investment of funds available for current operations. We did not record any impairment charges related to our marketable debt securities during the three and six months ended June 30, 2024 or 2023.
The following tables summarize our marketable debt securities:

	As of June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$920,578	$79	$(1,671)	$918,986
U.S. government-sponsored enterprise securities	384,165	63	(727)	383,501
Corporate notes	305,491	39	(527)	305,003
Commercial paper	76,379	—	—	76,379
Municipal securities	5,017	—	(3)	5,014
Total	$1,691,630	$181	$(2,928)	$1,688,883

	As of December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$892,237	$1,085	$(588)	$892,734
U.S. government-sponsored enterprise securities	440,915	1,000	(574)	441,341
Corporate notes	252,487	945	(320)	253,112
Commercial paper	58,901	—	—	58,901
Certificates of deposit	3,587	—	—	3,587
Total	$1,648,127	$3,030	$(1,482)	$1,649,675
The fair values of our marketable debt securities by classification in the condensed consolidated balance sheets were as follows:

(In thousands)	As of June 30, 2024	As of December 31, 2023
Marketable debt securities	$1,646,268	$1,615,516
Cash and cash equivalents	42,615	34,159
Total	$1,688,883	$1,649,675
7. OTHER BALANCE SHEET DETAILS
Inventory
The components of inventory are summarized as follows:

(In thousands)	As of June 30, 2024	As of December 31, 2023
Raw materials	$26,021	$23,346
Work in process	66,535	76,963
Finished goods	27,855	25,123
Total inventory	$120,411	$125,432
As of June 30, 2024 and December 31, 2023, we had $36.4 million and $36.3 million of long-term inventory, respectively, included within other assets in our condensed consolidated balance sheets as we anticipate it being consumed beyond our normal operating cycle.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets that sum to the total of these amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
(In thousands)	2024	2023
Cash and cash equivalents	$968,492	$657,800
Total restricted cash included in other assets	2,701	2,176
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$971,193	$659,976
Accumulated Other Comprehensive (Loss) Income
The following tables summarize the changes in accumulated other comprehensive (loss) income, by component:

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(32,792)	$(2,753)	$1,548	$10,622	$(23,375)
Other comprehensive loss before reclassifications	—	—	(4)	(7,030)	(7,034)
Amounts reclassified from other comprehensive loss	—	63	(4,291)	—	(4,228)
Net other comprehensive loss	—	63	(4,295)	(7,030)	(11,262)
Balance as of June 30, 2024	$(32,792)	$(2,690)	$(2,747)	$3,592	$(34,637)

(In thousands)	Loss on Investment in Joint Venture	Defined Benefit Pension Plans	Unrealized (Losses) Gains from Debt Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(32,792)	$(1,092)	$(9,470)	$(1,300)	$(44,654)
Other comprehensive income before reclassifications	—	—	(11)	5,483	5,472
Amounts reclassified from other comprehensive income	—	(9)	2,111	—	2,102
Net other comprehensive income	—	(9)	2,100	5,483	7,574
Balance as of June 30, 2023	$(32,792)	$(1,101)	$(7,370)	$4,183	$(37,080)
Amounts reclassified out of accumulated other comprehensive (loss) income relate to settlements of marketable debt securities and amortization of our pension obligation which are recorded within other expense, net in the condensed consolidated statements of operations and comprehensive loss.
8. CONVERTIBLE DEBT
Convertible Senior Notes Due 2027
In 2022, we commenced a private offering of $900.0 million in aggregate principal amount of 1% Convertible Senior Notes due 2027, or the Initial Notes. On September 13, 2022, the initial purchasers in such offering exercised their option to purchase an additional $135.0 million in aggregate principal amount of our 1% Convertible Senior Notes due 2027, or the Additional Notes, and together with the Initial Notes collectively referred to as the Notes, bringing the total aggregate principal amount of the Notes issued and outstanding to $1.04 billion. The Notes were issued pursuant to an indenture, dated September 15, 2022, or the Indenture. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable.

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Notes will mature on September 15, 2027, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2023. The Notes are convertible at the option of the noteholder on or after June 15, 2027. Prior to June 15, 2027, the Notes are convertible only under the following circumstances: (1) During any calendar quarter commencing after the calendar quarter ending on December 31, 2022 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) During the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on such trading day; (3) If we call any or all of the Notes for redemption; or (4) Upon the occurrence of specific corporate events as set forth in the Indenture governing the Notes. We will settle any conversions of Notes by paying or delivering, as applicable, cash, shares of our common stock, or a combination of cash and shares of common stock, at our election.
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
If we undergo a fundamental change, as defined in the Indenture, then subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for holders who elect to convert their notes in connection with such corporate event. The conditions allowing holders of the Notes to convert were not met this quarter.
As of June 30, 2024, the Notes are classified as a long-term liability, net of unamortized issuance costs of $12.3 million, on the condensed consolidated balance sheets. As of June 30, 2024, the estimated fair value of the Notes was approximately $1.11 billion. The fair value was determined based on the last actively traded price per $100 of the Notes for the six months ended June 30, 2024 (Level 2). The Notes were issued at par and costs associated with the issuance of the Notes are amortized to interest expense over the contractual term of the Notes. As of June 30, 2024, the effective interest rate of the Notes is 1%.
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
Due to our continuing involvement and an obligation to repay BX Bodyguard Royalties L.P., we record the proceeds from this transaction as a debt, net of closing costs, on our condensed consolidated balance sheets. We account for any royalties and

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
commercial milestones due to us under the MDCO License Agreement as revenue on our condensed consolidated statement of operations and comprehensive loss.
In order to determine the amortization of the liability related to the sale of future royalties, we are required to estimate the total amount of future payments to Blackstone Royalties over the life of the Purchase Agreement. The $1.00 billion liability, recorded at execution of the agreement, will be accreted to the total of these royalty and commercial milestone payments as interest expense over the life of the Purchase Agreement. As of June 30, 2024, our estimate of this total interest expense resulted in an effective annual interest rate of 9%. These estimates contain assumptions that impact both the amount recorded at execution and the interest expense that will be recognized in future periods.
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
As of June 30, 2024, the carrying value of the liability related to the sale of future royalties was $1.40 billion, net of closing costs of $9.5 million. The carrying value of the liability related to the sale of future royalties approximates fair value as of June 30, 2024 and is based on our current estimates of future royalties and commercial milestones expected to be paid to Blackstone Royalties over the life of the arrangement, which are considered Level 3 inputs.
The following table shows the activity with respect to the liability related to the sale of future royalties, in thousands:

Carrying value as of December 31, 2023	$1,377,239
Interest expense recognized	61,103
Payments	(33,799)
Carrying value as of June 30, 2024	$1,404,543
10. DEVELOPMENT DERIVATIVE LIABILITY
In August 2020, we entered into a co-development agreement, referred to as the Funding Agreement, with BXLS V Bodyguard – PCP L.P. and BXLS Family Investment Partnership V – ESC L.P., collectively referred to as Blackstone Life Sciences, pursuant to which Blackstone Life Sciences will provide up to $150.0 million in funding for the clinical development of vutrisiran and zilebesiran, two of our cardiometabolic programs. As of June 30, 2024, Blackstone has provided $70.0 million to fund vutrisiran development costs related to the HELIOS-B Phase 3 clinical trial and $26.0 million to fund zilebesiran Phase 2 clinical trials. Furthermore, Blackstone Life Sciences has the right, but is not obligated, to fund up to $54.0 million for development costs related to a Phase 3 clinical trial of zilebesiran. The amount of funding ultimately provided by Blackstone Life Sciences for the Phase 3 clinical trial of zilebesiran is dependent on us achieving specified development milestones. As between Blackstone Life Sciences and the Company, we retain sole responsibility for the development and commercialization of both vutrisiran and zilebesiran.
As consideration for Blackstone Life Sciences’ funding for vutrisiran clinical development costs, we have agreed to pay Blackstone Life Sciences a 1% royalty on net sales of AMVUTTRA (vutrisiran) for a 10-year term beginning upon the first commercial sale following regulatory approval of vutrisiran for ATTR-cardiomyopathy, as well as fixed payments of up to 2.5 times their investment over a two-year period upon regulatory approval of vutrisiran for ATTR-cardiomyopathy in specified countries, unless vutrisiran is later withdrawn from the market following a mandatory recall. As consideration for Blackstone Life Sciences’ funding for Phase 2 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 3.25 times their Phase 2 investment over a four-year period upon the successful completion of the zilebesiran Phase 2 clinical trial, unless certain regulatory events affecting the continued development of zilebesiran occur. In September 2023, we announced positive topline results from the KARDIA-1 Phase 2 study of zilebesiran, triggering the achievement of a development milestone of $84.5 million payable to Blackstone Life Sciences in 16 equal, quarterly payments over four years. As consideration for Blackstone Life Sciences’ funding for Phase 3 clinical development costs of zilebesiran, we have agreed to pay Blackstone Life Sciences fixed payments of up to 4.5 times their Phase 3 investment over a four-year period upon regulatory approval of zilebesiran in specified countries, unless it is later withdrawn from the market following a mandatory recall.

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
As of June 30, 2024, the derivative liability is classified as a Level 3 financial liability in the fair value hierarchy. The valuation method incorporates certain unobservable Level 3 key inputs, including (i) the probability and timing of achieving stated development milestones to receive payments from Blackstone Life Sciences, (ii) the probability and timing of achieving regulatory approval and payments to Blackstone Life Sciences, (iii) an estimate of the amount and timing of the royalty payable on net sales of AMVUTTRA, assuming regulatory approval for ATTR amyloidosis with cardiomyopathy, (iv) our cost of borrowing (11%), and (v) Blackstone Life Sciences' cost of borrowing (6%).
The following table presents the activity with respect to the development derivative liability, in thousands:

Carrying value as of December 31, 2023	$324,941
Amount received under the Funding Agreement	12,333
Amount paid under the Funding Agreement	(10,563)
Change in fair value of development derivative liability	64,228
Carrying value as of June 30, 2024	$390,939
11. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expenses included in operating costs and expenses on our condensed consolidated statements of operations, and stock-based compensation charges included in additional paid-in capital on our condensed consolidated statements of stockholders’ deficit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Research and development	$48,115	$32,801	$67,330	$49,033
Selling, general and administrative	41,173	43,001	67,305	66,716
Total stock-based compensation expense	89,288	75,802	134,635	115,749
Capitalized stock-based compensation costs	808	1,188	1,616	2,377
Total stock-based compensation charges	$90,096	$76,990	$136,251	$118,126

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
The following table sets forth the potential common shares (prior to consideration of the treasury stock or if-converted methods) excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of June 30,
(In thousands)	2024	2023
Options to purchase common stock, inclusive of performance-based stock options	6,235	8,023
Unvested restricted stock units, inclusive of performance-based restricted stock units	2,870	2,303
Convertible debt	3,616	3,616
Total	12,721	13,942
13. COMMITMENTS AND CONTINGENCIES
Technology License and Other Commitments
We have licensed from third parties the rights to use certain technologies and information in our research processes as well as in any other products we may develop. In accordance with the related license or technology agreements, we are required to make certain fixed payments to the licensor or a designee of the licensor over various agreement terms. Many of these agreement terms are consistent with the remaining lives of the underlying intellectual property that we have licensed. As of June 30, 2024, our commitments over the next five years to make fixed and cancellable payments under existing license agreements were not material.
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

ALNYLAM PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On May 26, 2023, we filed additional lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing the ‘229 patent. In addition to this patent, we also alleged infringement of U.S. Patent Nos. 11,633,479 and 11,633,480 against both Pfizer and Moderna and of U.S. Patent No. 11,612,657 against Pfizer only.
On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents. On August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing, which was held on January 4, 2024 with the final ruling pending the outcome of an additional evidentiary hearing, which was held on July 12, 2024. Following the August 21, 2023 order, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and such judgment was entered by the court on August 30, 2023, and on September 7, 2023, we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit in the initial lawsuit against Moderna. The claim construction ruling did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, and that case is going forward on a schedule to be set by the court.
The two separate suits against Pfizer are ongoing subject to the ruling on the third claim term, and in September 2023, we and Pfizer agreed to consolidate the 2022 and 2023 lawsuits in one case, which will require moving the trial date from November 2024 to the first half of 2025, with the final schedule to be determined by the court.
On July 12, 2024, Acuitas Therapeutics Inc., or Acuitas, and certain named employees, filed a Declaratory Judgment action against us in the U.S. District Court for the District of Delaware, seeking a judgment that would add certain Acuitas employees as co-inventors on the patents we have asserted against Pfizer/BioNTech and Moderna in our lawsuits. We expect to respond to the complaint in due course.
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
Our maximum potential future liability under any such indemnification provisions is uncertain. We have determined that the estimated aggregate fair value of our potential liabilities under all such indemnification provisions is minimal and had not recorded any liability related to such indemnification provisions as of June 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a global commercial-stage biopharmaceutical company developing novel therapeutics based on ribonucleic acid interference, or RNAi. RNAi is a naturally occurring biological pathway within cells for sequence-specific silencing and regulation of gene expression. By harnessing the RNAi pathway, we have developed a new class of innovative medicines, known as RNAi therapeutics. RNAi therapeutics are comprised of small interfering RNA, or siRNA, that function upstream of conventional medicines by potently silencing messenger RNA, or mRNA, that encode for proteins implicated in the cause or pathway of disease, thus preventing them from being made. We believe this is a revolutionary approach with the potential to transform the care of patients with rare and prevalent diseases. To date, our efforts to advance this revolutionary approach have yielded the approval of five first-in-class RNAi-based medicines, AMVUTTRA® (vutrisiran), ONPATTRO® (patisiran), GIVLAARI® (givosiran), OXLUMO® (lumasiran) and Leqvio® (inclisiran).
Our research and development strategy is to target genetically validated genes that have been implicated in the cause or pathway of human disease. We utilize a N-acetylgalactosamine (GalNAc) conjugate approach or lipid nanoparticle (LNP) to enable hepatic delivery of siRNAs. For delivery to the central nervous system, or CNS, and the eye (ocular delivery), we are utilizing an alternative conjugate approach based on a hexadecyl (C16) moiety as a lipophilic ligand. We are also advancing approaches for heart, skeletal muscle and adipose tissue delivery of siRNAs. Our focus is on clinical indications where there is a high unmet need, a genetically validated target, early biomarkers for the assessment of clinical activity in Phase 1 clinical trials, and a definable path for drug development, regulatory approval, patient access and commercialization.
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
AMVUTTRA is approved in the U.S. for the treatment of hereditary transthyretin-mediated amyloidosis, or hATTR amyloidosis, with polyneuropathy in adults, in the European Union, or EU, and the United Kingdom, or UK, for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of transthyretin, or TTR, type familial amyloidosis with polyneuropathy, and in multiple additional countries. Regulatory reviews continue in other territories. In June 2024, we reported positive topline results from the HELIOS-B trial of vutrisiran (the non-branded name of AMVUTTRA) in patients with ATTR amyloidosis with cardiomyopathy and announced that we plan to proceed with global regulatory filings later this year seeking approval of AMVUTTRA as a potential treatment for ATTR amyloidosis with cardiomyopathy, including filing a supplemental New Drug Application, or sNDA, with the United States Food and Drug Administration, or the FDA, using a Priority Review Voucher.
ONPATTRO is approved by the FDA for the treatment of the polyneuropathy of hATTR amyloidosis in adults and has also been approved in the EU for the treatment of hATTR amyloidosis in adult patients with stage 1 or stage 2 polyneuropathy, in Japan for the treatment of TTR-type familial amyloidosis with polyneuropathy, and in multiple additional countries. Patisiran (the non-branded name of ONPATTRO) is under regulatory review with the Brazilian Health Regulatory Agency (ANVISA) for the treatment of ATTR amyloidosis with cardiomyopathy.
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
Leqvio (inclisiran), our fifth product, is being developed and commercialized by our collaborator Novartis AG, or Novartis, and has received marketing authorization from the European Commission, or EC, for the treatment of adults with hypercholesterolemia or mixed dyslipidemia and from the FDA as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with heterozygous familial hypercholesterolemia, or HeFH, or clinical atherosclerotic cardiovascular disease, or ASCVD, who require additional lowering of low-density lipoprotein cholesterol, or LDL-C. In July 2023, the FDA approved an expanded indication for Leqvio to include treatment of adults with high LDL-C and who are at increased risk of heart disease. Leqvio has also been approved in China and Japan, and as of the end of June 2024, Leqvio had been approved in more than 90 countries.
In addition to our marketed products, as part of our Alnylam P5x25 strategy, we have multiple drivers of future growth, including the development of transformative medicines to treat prevalent disease. In addition to Leqvio, we are advancing zilebesiran, an investigational, subcutaneously administered RNAi therapeutic targeting angiotensinogen, or AGT, in development for the treatment of hypertension. In 2023, we entered into a Collaboration and License Agreement, or the Roche Collaboration and License Agreement, with F. Hoffmann-La Roche Ltd. and Genentech, Inc. or, collectively, Roche, pursuant to which we established a worldwide, strategic collaboration for the joint development and commercialization of zilebesiran. In March 2024, we reported positive topline results from our KARDIA-2 clinical trial, which is designed to evaluate the safety and efficacy of zilebesiran administered biannually as a concomitant therapy in patients whose blood pressure is not adequately controlled by a standard of care antihypertensive medication. In April 2024, we dosed the first patient in our KARDIA-3 clinical trial, which is designed to evaluate the efficacy and safety of zilebesiran as an add-on therapy in adult patients with high cardiovascular risk and uncontrolled hypertension despite treatment with two to four standard of care antihypertensive medications.
We are also advancing mivelsiran (formerly ALN-APP), an investigational RNAi therapeutic targeting amyloid precursor protein in development for the treatment of Alzheimer’s disease and cerebral amyloid angiopathy, or CAA. In 2023, we reported positive interim results from the ongoing single ascending dose part of the Phase 1 clinical trial of mivelsiran in patients with early-onset Alzheimer’s disease. These results establish the first human translation of our proprietary C16-siRNA conjugate platform for CNS delivery and are the first clinical demonstration of gene silencing in the human brain using an RNAi therapeutic. In July 2024, we initiated dosing in the cAPPRicorn-1 Phase 2 clinical trial of mivelsiran in patients with CAA.
We have additional late-stage investigational programs advancing toward potential commercialization, including fitusiran for the treatment of hemophilia, which is being advanced by our collaborator Genzyme Corporation, a Sanofi Company, or Sanofi, and cemdisiran for the treatment of complement-mediated diseases, which our collaborator, Regeneron Pharmaceuticals, Inc., or Regeneron, is advancing in combination with pozelimab in Phase 3 clinical trials in myasthenia gravis and paroxysmal nocturnal hemoglobinuria.
In further support of our Alnylam P5x25 strategy and in view of our evolving risk profile, we remain focused on the continued evolution of our global infrastructure, including key objectives such as optimizing our global structure for execution in key markets, enhancing performance consistent with our values, and continuing to strengthen our culture. We continue to build our global compliance program to drive its evolution and enhancement. Building from our global Code of Business Conduct and Ethics, our compliance program is designed to empower our employees and those with whom we work to execute on our strategy consistent with our values and in compliance with applicable laws and regulations, and to mitigate risk. Comprised of components such as risk assessment and monitoring; policies, procedures, and guidance; training and communications; dedicated resources; and systems and processes supporting activities such as third party relationships and investigations and remediation; our program and related controls are built to enhance our business processes, structures, and controls across our global operations, and to empower ethical decision making.
Based on our expertise in RNAi therapeutics and broad intellectual property estate, we have formed collaborations with leading pharmaceutical and life sciences companies to support our development and commercialization efforts, including Roche, Regeneron, Sanofi, and Novartis (which acquired our collaborator The Medicines Company, or MDCO, in 2020).
We have incurred significant losses since we commenced operations in 2002 and as of June 30, 2024, we had an accumulated deficit of $7.09 billion. Historically, we have generated losses principally from costs associated with research and development activities, acquiring, filing and expanding intellectual property rights, and selling, general and administrative costs. As a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical and commercial capabilities, including global commercial operations, continued management and growth of our patent portfolio, collaborations and general corporate activities, we expect to incur additional operating losses. We may continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve financial self-sustainability by the end of 2025. We anticipate that our operating results will continue to fluctuate for the foreseeable future, therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods.
We currently have programs focused on a number of therapeutic areas and, as of June 30, 2024, we generate worldwide product revenues from four commercialized products, ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, primarily in the U.S. and Europe. However, our ongoing development and regulatory efforts may not be successful and we may not be able to commence sales of any other products and/or successfully expand the label of or market and sell our existing commercialized products or any other approved products in the future. A meaningful portion of our total revenues in recent years has been derived from collaboration revenues from collaborations with Roche, Regeneron and Novartis. In addition to revenues from the commercial sales of our approved products and potentially from sales of future products, we expect our sources of potential funding for the next several years to continue to be derived in part from existing and new strategic collaborations. Such collaborations include, or may include in the future, license and other fees, funded research and development, milestone payments and royalties on product sales by our licensors, including royalties on sales of Leqvio made by our collaborator Novartis, as well as proceeds from the sale of equity or debt.
Research and Development
Since our inception, we have focused primarily on drug discovery and development programs. Research and development expenses represent a substantial percentage of our total operating expenses, as reflected by our broad pipeline of clinical development programs, which includes multiple programs in late-stage development.
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

The table below represents our commercial products and late- and early-stage development programs as of August 1, 2024.

PRODUCT	DISEASE
ONPATTRO® (patisiran)	hATTR Amyloidosis with Polyneuropathy (PN)
AMVUTTRA® (vutrisiran)	hATTR Amyloidosis with Polyneuropathy (PN)
GIVLAARI® (givosiran)	Acute Hepatic Porphyria (AHP)
OXLUMO® (lumasiran)	Primary Hyperoxaluria Type 1 (PH1)
Leqvio® (inclisiran)	Hypercholesterolemia**
Vutrisiran	ATTR Amyloidosis with Cardiomyopathy (CM)
Fitusiran	Hemophilia**
Cemdisiran (+/- Pozelimab)	Myasthenia Gravis**
Cemdisiran (+/- Pozelimab)	Paroxysmal Nocturnal Hemoglobinuria**
Zilebesiran	Hypertension«
ALN-HSD	NASH**
Elebsiran (ALN-HBV02/VIR-2218)	Hepatitis B Virus Infection‡
Elebsiran (ALN-HBV02/VIR-2218)	Hepatitis D Virus Infection‡
Mivelsiran (ALN-APP)	Cerebral Amyloid Angiopathy (CAA)
ALN-TTRsc04	ATTR Amyloidosis
Mivelsiran (ALN-APP)	Alzheimer's Disease
ALN-KHK	Type 2 Diabetes Mellitus
ALN-BCAT	Hepatocellular Carcinoma
ALN-PNP	NASH†
ALN-SOD	Amyotrophic Lateral Sclerosis (ALS)‡

PIPELINE

PHASE 1
PHASE 2
PHASE 3
COMMERCIAL

† Collaborator-led with profit split
« Collaborated, Alnylam-led development with US profit split and milestones/royalties ex-US
‡ Collaborator-led with Alnylam option for profit split
** Out-licensed with milestones and/or royalties

During the second quarter of 2024 and recent period, we reported the following updates from our commercially approved products and our late-stage clinical programs:
Commercial
Total TTR: ONPATTRO & AMVUTTRA
•We achieved global net product revenues for ONPATTRO and AMVUTTRA for the second quarter of 2024 of $77.2 million and $230.1 million, respectively.
Total Rare: GIVLAARI & OXLUMO
•We achieved global net product revenues for GIVLAARI and OXLUMO for the second quarter of 2024 of $62.1 million and $40.6 million, respectively.
Late-Stage Clinical Development
•We reported positive topline results from the HELIOS-B Phase 3 study of vutrisiran in patients with ATTR amyloidosis with cardiomyopathy.
•We reported positive results from the KARDIA-2 Phase 2 study of investigational zilebesiran added to standard-of-care antihypertensives in patients with inadequately controlled hypertension.
•Our collaboration partner, Sanofi, submitted regulatory filings for the investigational agent for hemophilia, fitusiran, in China, Brazil, and the U.S., with an FDA target action date of March 28, 2025.
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
Roche. In July 2023, we entered into the Roche Collaboration and License Agreement, pursuant to which we and Roche established a worldwide, strategic collaboration for the joint development of pharmaceutical products containing zilebesiran. Under the Roche Collaboration and License Agreement, we granted to Roche (i) co-exclusive rights to develop zilebesiran worldwide and commercialize zilebesiran in the U.S., (ii) exclusive rights to commercialize zilebesiran outside of the U.S., and (iii) non-exclusive rights to manufacture zilebesiran for the development and commercialization of zilebesiran outside of the U.S. Roche made an upfront payment of $310.0 million. In April 2024, we achieved the development milestone associated with the dosing of the first patient in the KARDIA-3 Phase 2 clinical trial, entitling us to receive a $65.0 million development milestone payment from Roche. In addition, we will be eligible to receive up to an additional $2.45 billion in contingent payments based on the achievement of specified development, regulatory and sales-based milestones. We are responsible for forty percent (40%) and Roche is responsible for the remaining sixty percent (60%) of development costs incurred in the conduct of development activities that support regulatory approval of zilebesiran globally. We and Roche share equally (50/50) all costs incurred in connection with development activities that are conducted to support regulatory approval of zilebesiran in the U.S. Upon regulatory approval, Roche will be solely responsible for costs incurred in connection with commercialization of zilebesiran outside of the U.S. and will pay us tiered, low double digit royalties based on net sales of zilebesiran on a country-by-country basis outside of the U.S. during the royalty term. We and Roche will share equally (50/50) profits and losses (including commercialization costs) of zilebesiran in the U.S.
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
Under the terms of the Regeneron Collaboration, we are working exclusively with Regeneron to discover RNAi therapeutics for eye and CNS diseases for an initial research period of up to seven years, which we refer to as the Initial Research Term. Regeneron has an option to extend the Initial Research Term for up to an additional five years by paying a research term extension fee of $300.0 million. The Regeneron Collaboration also covers a select number of RNAi therapeutic programs designed to target genes expressed in the liver. We retain broad global rights to all of our liver-directed clinical and pre-clinical pipeline programs that have not been collaborated.
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
In August 2019, in connection with the Regeneron Master Agreement, we and Regeneron entered into (i) a co-co collaboration agreement covering the continued development of cemdisiran, our C5 siRNA, currently in development for C5 complement-mediated diseases, as a monotherapy, or the C5 Co-Co Collaboration Agreement, and (ii) a license agreement to evaluate anti-C5 antibody-siRNA combinations for C5 complement-mediated diseases including evaluating the combination of Regeneron’s pozelimab and cemdisiran, or the C5 License Agreement. In November 2022, Regeneron exercised its right under the C5 Co-Co Collaboration Agreement to opt-out of the further development and commercialization of cemdisiran as a monotherapy, at which time we became solely responsible for development and commercialization of cemdisiran as a monotherapy, and Regeneron no longer shared in the costs on any monotherapy program. Regeneron remained eligible to receive tiered, double-digit royalties on net sales of cemdisiran as a monotherapy.
In June 2024, we entered into an amended and restated C5 License Agreement, or the Amended C5 License Agreement, which terminated the C5 Co-Co Collaboration Agreement and granted Regeneron a worldwide license to cemdisiran as a monotherapy in addition to the license to cemdisiran in combination with anti-C5 antibodies. Through the Amended C5 License Agreement, Regeneron is now solely responsible for development, manufacturing, and commercialization of cemdisiran as a monotherapy and in combination with anti-C5 antibodies. Regeneron provided us with an upfront payment of $10.0 million and we will receive certain milestone payments upon receipt of regulatory approval for cemdisiran as a monotherapy, and tiered, double-digit royalties on net sales. The Amended C5 License Agreement did not change our rights to receive low double-digit royalties and commercial milestones of up to $325.0 million on any potential product sales if cemdisiran is used as part of a combination product.
In May 2024, Regeneron notified us of its decision to opt-out of the further co-development of mivelsiran, an investigational RNAi therapeutic in development for the treatment of hereditary CAA and autosomal dominant Alzheimer’s Disease under our co-co collaboration agreement with respect to mivelsiran. As a result of Regeneron’s opt-out, we now have full global development and commercialization rights to mivelsiran in all indications, and we are responsible for development and commercialization costs of mivelsiran beyond our ongoing Phase 1 program. Regeneron will no longer share potential future profits from sales of mivelsiran with us, although we remain subject to certain financial obligations to Regeneron under the mivelsiran co-co collaboration agreement. We continue to advance multiple other programs with Regeneron.
Sanofi. We formed a broad strategic alliance with Sanofi in 2014. In January 2018, we and Sanofi amended our 2014 collaboration and entered into the Exclusive License Agreement, referred to as the Exclusive TTR License, under which we have the exclusive right to pursue the further global development and commercialization of all TTR products, including ONPATTRO, AMVUTTRA and any back-up products, and the ALN-AT3 Global License Terms, referred to as the AT3 License Terms, under which Sanofi has the exclusive right to pursue the further global development and commercialization of fitusiran and any back-up products. Under the Exclusive TTR License, Sanofi is eligible to receive (i) royalties up to 25% increasing over time, based on annual net sales of ONPATTRO in territories excluding the U.S., Canada and Western Europe, provided royalties on annual net sales of ONPATTRO in Japan were set at 25% beginning at the effective date of the Exclusive TTR License and (ii) tiered royalties of 15% to 30% based on global annual net sales of AMVUTTRA. In April 2019, we and Sanofi agreed to further amend the 2014 Sanofi collaboration to conclude the research and option phase and to amend and restate the AT3 License Terms to modify certain of the business terms. The material collaboration terms for fitusiran were unchanged. Under the amended and restated AT3 License Terms, we are eligible to receive tiered royalties of 15% to 30% based on global annual net sales of fitusiran by Sanofi, its affiliates and its sublicensees.
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
Results of Operations
The following data summarizes the results of our operations:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total revenues	$659,825	$318,754	$341,071	107%	$1,154,158	$638,044	$516,114	81%
Operating costs and expenses	$611,211	$548,585	$62,626	11%	$1,148,979	$1,017,682	$131,297	13%
Income (loss) from operations	$48,614	$(229,831)	$278,445	(121)%	$5,179	$(379,638)	$384,817	(101)%
Net loss	$(16,889)	$(276,024)	$259,135	(94)%	$(82,824)	$(450,125)	$367,301	(82)%
Discussion of Results of Operations
Revenues
Total revenues consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net product revenues	$410,088	$305,705	$104,383	34%	$775,251	$582,033	$193,218	33%
Net revenues from collaborations	227,338	5,844	221,494	*	345,886	42,306	303,580	*
Royalty revenue	22,399	7,205	15,194	211%	33,021	13,705	19,316	141%
Total	$659,825	$318,754	$341,071	107%	$1,154,158	$638,044	$516,114	81%
* Indicates the percentage change period over period is greater than 500%.

Net Product Revenues
Net product revenues consist of the following, by product and region:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
ONPATTRO
United States	$22,112	$25,560	$(3,448)	(13)%	$38,651	$55,377	$(16,726)	(30)%
Europe	37,074	56,393	(19,319)	(34)%	81,764	116,071	(34,307)	(30)%
Rest of World	18,058	9,505	8,553	90%	26,046	22,503	3,543	16%
Total	77,244	91,458	(14,214)	(16)%	146,461	193,951	(47,490)	(24)%

AMVUTTRA
United States	148,463	96,469	51,994	54%	278,701	175,482	103,219	59%
Europe	56,760	14,405	42,355	294%	100,493	21,173	79,320	375%
Rest of World	24,886	21,262	3,624	17%	46,156	37,249	8,907	24%
Total	230,109	132,136	97,973	74%	425,350	233,904	191,446	82%

GIVLAARI
United States	41,225	35,196	6,029	17%	79,956	65,487	14,469	22%
Europe	16,314	14,051	2,263	16%	31,629	28,522	3,107	11%
Rest of World	4,588	8,652	(4,064)	(47)%	8,598	11,796	(3,198)	(27)%
Total	62,127	57,899	4,228	7%	120,183	105,805	14,378	14%

OXLUMO
United States	15,744	8,794	6,950	79%	29,076	17,851	11,225	63%
Europe	20,503	12,216	8,287	68%	41,930	25,525	16,405	64%
Rest of World	4,361	3,202	1,159	36%	12,251	4,997	7,254	145%
Total	40,608	24,212	16,396	68%	83,257	48,373	34,884	72%

Total net product revenues	$410,088	$305,705	$104,383	34%	$775,251	$582,033	$193,218	33%
Net product revenues increased during the three and six months ended June 30, 2024, as compared to the same periods in 2023, due to strong growth from AMVUTTRA driven by increased patient demand, as well as increased patients on GIVLAARI and OXLUMO therapies.
Net Revenues from Collaborations and Royalty Revenue
Net revenues from collaborations and royalty revenue consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Roche	$16,506	$—	$16,506	N/A	$91,186	$—	$91,186	N/A
Regeneron Pharmaceuticals	207,429	(2,837)	210,266	*	234,193	17,153	217,040	*
Novartis AG	2,304	8,627	(6,323)	(73)%	16,820	23,560	(6,740)	(29)%
Other	1,099	54	1,045	*	3,687	1,593	2,094	131%
Total net revenues from collaborations	$227,338	$5,844	$221,494	*	$345,886	$42,306	$303,580	*

Royalty revenue	$22,399	$7,205	$15,194	211%	$33,021	$13,705	$19,316	141%
* Indicates the percentage change period over period is greater than 500%.

Net revenues from collaborations increased during the three and six months ended June 30, 2024, as compared to the same period in 2023, primarily driven by revenue recognized under our Regeneron Collaboration. We modified our collaboration with Regeneron in June 2024 and provided Regeneron with an exclusive license to develop, manufacture and commercialize cemdisiran as a monotherapy. The transaction price of $191.5 million allocated to this license was recognized immediately as this obligation was satisfied at a point in time upon transfer of the license to Regeneron. Control of the license was transferred in June 2024 and Regeneron could begin to use and benefit from the license.
Royalty revenue increased during the three and six months ended June 30, 2024, as compared to the same period in 2023, due to increased royalties earned from global net sales of Leqvio by our collaborator, Novartis, primarily attributed to their ongoing launch efforts.
Recognition of our combined net revenues from collaborations and royalty revenue is dependent on a variety of factors including the level of work reimbursed by collaborators, achievement of milestones under our collaboration agreements, and royalties associated with sales of Leqvio. As a result, there may be variability in the net revenues recognized from collaborations and royalty revenue in 2024, as compared with 2023.
Operating Costs and Expenses
Operating costs and expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of goods sold	$67,271	$75,336	$(8,065)	(11)%	$121,884	$116,768	$5,116	4%
Cost of goods sold as a percentage of net product revenues	16.4%	24.6%			15.7%	20.1%

Cost of collaborations and royalties	1,401	10,034	(8,633)	(86)%	12,764	23,471	(10,707)	(46)%
Research and development	294,142	248,526	45,616	18%	555,137	479,095	76,042	16%
Selling, general and administrative	248,397	214,689	33,708	16%	459,194	398,348	60,846	15%
Total	$611,211	$548,585	$62,626	11%	$1,148,979	$1,017,682	$131,297	13%
Cost of goods sold
Cost of goods sold as a percentage of net product revenues decreased during the three and six months ended June 30, 2024, as compared to the same period in 2023, primarily due to higher costs in 2023 associated with cancelled manufacturing commitments for ONPATTRO and other adjustments to inventory, for which similar expenses did not occur in 2024.
We expect our cost of goods sold will increase during 2024, as compared to 2023, primarily as a result of an expected increase in net product sales as well as increased royalties, predominately driven by an increase in volume and rate of royalties payable on net sales of AMVUTTRA.
Cost of collaborations and royalties
Cost of collaborations and royalties decreased during the three and six months ended June 30, 2024, as compared to the same period in 2023, primarily due to decreased demand for GalNAc material supplied to our collaborators in support of certain product manufacturing as our collaborators transition to producing the material independently.
We expect cost of collaborations and royalties will continue to decrease during 2024, as compared to 2023, as a result of our collaborators transitioning to produce GalNAc independently and reduced royalties payable from the expiration of licenses of third-party intellectual property.

Research and development
Research and development expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Clinical research and outside services	$119,496	$109,698	$9,798	9%	$245,006	$221,295	$23,711	11%
Compensation and related	86,762	64,707	22,055	34%	163,971	129,427	34,544	27%
Occupancy and all other costs	39,769	41,320	(1,551)	(4)%	78,830	79,340	(510)	(1)%
Stock-based compensation	48,115	32,801	15,314	47%	67,330	49,033	18,297	37%
Total	$294,142	$248,526	$45,616	18%	$555,137	$479,095	$76,042	16%
For the three and six months ended June 30, 2024, the increase in research and development expenses, as compared to the same period in 2023, was primarily due to the following:
•increased costs associated with our preclinical activities as we continue to expand our R&D pipeline;
•increased clinical research expenses primarily associated with zilebesiran in the KARDIA-3 clinical trial and mivelsiran in the cAPPRicorn-1 Phase 2 clinical trial due to increased startup activities, respectively;
•increased expenses associated with our HELIOS-B clinical trial primarily driven by increased costs and fees leading up to the topline data readout in June 2024;
•increased employee compensation and related expenses to support our R&D pipeline and development expenses; and
•increased stock-based compensation expense primarily due to the accounting for certain performance-based awards.
Offset by:
•decreased expenses within other clinical programs, specifically APOLLO-B Phase 3 clinical trial of patisiran due to the wind down of clinical activities during the open label extension period; and
•decreased expenses associated with the timing of manufacturing activities to support pre-clinical and clinical programs.
During the three and six months ended June 30, 2024 and 2023, in connection with advancing activities under our collaboration agreements, we incurred research and development expenses, primarily related to external development and clinical services, including the manufacture of clinical product.
The following table summarizes research and development expenses incurred, for which we recognize net revenue, that are directly attributable to our collaboration agreements, by collaborator:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Roche	$26,236	$—	$44,317	$—
Regeneron Pharmaceuticals	14,284	20,196	32,987	39,315
Other	1,816	548	4,629	1,346
Total	$42,336	$20,744	$81,933	$40,661
Selling, general and administrative
Selling, general and administrative expenses consist of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Compensation and related	$96,538	$75,507	$21,031	28%	$187,747	$149,833	$37,914	25%
Consulting and professional services	66,731	57,848	8,883	15%	123,490	108,536	14,954	14%
Occupancy and all other costs	43,955	38,333	5,622	15%	80,652	73,263	7,389	10%
Stock-based compensation	41,173	43,001	(1,828)	(4)%	67,305	66,716	589	1%
Total	$248,397	$214,689	$33,708	16%	$459,194	$398,348	$60,846	15%

For the three months ended June 30, 2024, the increase in selling, general and administrative expenses, as compared to the same period in 2023, was primarily due to increased marketing investment associated with promotion of our TTR therapies and increased employee compensation expenses.
We expect that research and development expenses combined with selling, general and administrative expenses will continue to increase during 2024, as compared to 2023, as we continue to build out our global commercial and compliance infrastructure as well as launch our commercial products into new markets, assuming regulatory approvals, advance our product candidates, including collaboration programs, into later-stage development, advance and develop our platform and pre-clinical pipeline, and prepare regulatory submissions. However, we expect that certain expenses will be variable depending on the timing of manufacturing batches, clinical trial enrollment and results, regulatory review of our product candidates and programs, and stock-based compensation expenses due to our determination regarding the probability of vesting for performance-based awards.
Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense	$(33,258)	$(30,035)	$(3,223)	11%	$(68,511)	$(58,990)	$(9,521)	16%
Interest income	29,182	21,075	8,107	38%	58,827	39,730	19,097	48%
Other expense, net
Realized and unrealized loss on marketable equity securities	(1,367)	1,400	(2,767)	(198)%	(1,289)	(867)	(422)	49%
Change in fair value of development derivative liability	(55,642)	(30,215)	(25,427)	84%	(64,228)	(36,686)	(27,542)	75%
Other	1,304	(6,603)	7,907	(120)%	(4,732)	(10,120)	5,388	(53)%
Total	$(59,781)	$(44,378)	$(15,403)	35%	$(79,933)	$(66,933)	$(13,000)	19%
Total other expense increased during the three and six months ended June 30, 2024, as compared to the same period in 2023, primarily due to increased expense associated with the change in fair value of the development derivative liability triggered by positive topline results for the HELIOS-B clinical trial announced in June 2024, partially offset by an increase in interest income driven by higher market interest rates on our marketable debt securities.
Provision for Income Taxes
For the three and six months ended June 30, 2024, we recorded a provision for income taxes of $5.7 million and $8.1 million, respectively, which primarily represents tax expense for foreign subsidiaries that are profitable and state taxes.
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. As of June 30, 2024, we continue to maintain a full valuation allowance against our U.S., Bermuda and Switzerland deferred tax assets. We will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. It is possible that within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance attributable to Switzerland will no longer be needed. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a material decrease to income tax expense for the period the release is recorded.
Liquidity and Capital Resources
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$42,643	$(225,461)
Investing activities	$(33,680)	$(84,930)
Financing activities	$160,407	$99,765

Operating activities
Net cash provided by operating activities increased during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to stronger cash receipts from increased product sales in addition to decreased cash disbursements related to working capital payments.
Investing activities
Net cash used in investing activities decreased during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the timing of net investments of cash into our marketable debt securities.
Financing activities
Net cash provided by financing activities increased during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to increased net proceeds from the issuance of common stock in connection with stock option exercises.
Additional Capital Requirements
We currently have programs focused in many therapeutic areas and, as of June 30, 2024, have received regulatory approval and commercially launched four products. However, our ongoing development efforts may not be successful and we may not be able to commence sales of any other products or successfully expand the indications for our approved products, including AMVUTTRA, in the future. In addition, we anticipate that we will continue to generate losses as a result of planned expenditures for research and development activities relating to our research platform, our drug development programs, including clinical trial and manufacturing costs, the establishment of late-stage clinical, manufacturing, commercial and compliance capabilities, including global operations, continued management and growth of our intellectual property including our patent portfolio, collaborations and general corporate activities.
Our expected working and other capital requirements are described in our 2023 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2024, other than the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q, there have been no other material changes to our expected working and other capital requirements as described in our 2023 Annual Report on Form 10-K.
Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2024, together with the cash we expect to generate from product sales and under our current alliances, will be sufficient to satisfy our near-term capital and operating needs for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, due to numerous factors described in more detail under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q, we may require significant additional funds earlier than we currently expect in order to continue to commercialize our approved products, and to develop, conduct clinical trials for, manufacture and, if approved, commercialize additional product candidates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates are described in our Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, there have been no significant changes to the financial market risks described as of December 31, 2023. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Executive Vice President, Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Any negative developments related to Leqvio could have a material adverse effect on our receipt of future royalties and milestone payments from Novartis.
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
•We expect to incur significant costs as we continue to grow our manufacturing capabilities and resources and develop manufacturing expertise; in the meantime, we rely, and expect to continue to rely, on third parties to manufacture our products.
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
Although we have commercially launched four products, we cannot predict whether we will successfully market and sell our approved products, or successfully expand the approved indications of certain of our commercial products, including AMVUTTRA. For example, in August and September 2022, we reported positive safety and efficacy results from the APOLLO-B Phase 3 clinical trial of patisiran, which was designed and powered to evaluate the effects of patisiran on functional capacity and quality of life in patients with ATTR amyloidosis with cardiomyopathy. Despite positive safety and efficacy results from our APOLLO-B clinical trial, in October 2023, the FDA issued a complete response letter, or CRL for our sNDA, for patisiran for the treatment of ATTR amyloidosis with cardiomyopathy, indicating that the clinical meaningfulness of patisiran’s treatment effects for ATTR amyloidosis with cardiomyopathy had not been established, and therefore, the sNDA could not be approved in its submitted form.
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
We have experienced significant operating losses since our inception. As of June 30, 2024, we had an accumulated deficit of $7.09 billion. Although to date we have launched four products in the U.S., EU and various other countries globally, and expect to launch our commercially approved products in additional countries during 2024 and beyond, we may never attain profitability or positive cash flow from operations. For the three and six months ended June 30, 2024, we recognized $410.1 million and $775.3 million, respectively, in net product revenues from sales of ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO. We may continue to incur annual operating losses, and will require substantial resources over the next several years as we expand our efforts to discover, develop and commercialize RNAi therapeutics, and aim to achieve financial self-sustainability by the end of 2025. While we believe our current cash, cash equivalents and marketable equity and debt securities, as well as the revenue we expect to generate from product sales and under our existing collaborations, including milestones and royalties on Leqvio sales, should enable us to achieve a self-sustainable profile without the need for future equity financing, we will depend on our ability to generate product, collaboration and royalty revenues to achieve this goal. In addition to revenues derived from sales of our current and future, if any, commercially approved products, we anticipate that a portion of any revenues we generate over the next several years will continue to be from collaborations with pharmaceutical and biotechnology companies, including Roche, Regeneron, Sanofi and Novartis. We cannot be certain that we will be able to maintain our existing collaborations, secure and maintain new collaborations, meet our obligations under collaboration agreements, or achieve any milestones that we may be required to meet or achieve to receive payments under our existing or new collaborations. Moreover, we cannot be certain that our collaborators, including Novartis, will continue to successfully execute their obligations under our collaboration agreements and generate collaboration and royalty revenues for us.
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
We believe that our current cash, cash equivalents and marketable equity and debt securities, as well as revenue we expect to generate from product sales and under our current collaborations, including milestones and royalties we expect to receive from Novartis on Leqvio sales, will enable us to achieve a self-sustainable financial profile without the need for future equity financing. Nevertheless, our future capital requirements and the period for which our existing resources will support our operations may vary from what we currently expect. We have based our expectations on a number of factors, many of which are difficult to predict or are outside of our control, including:
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
•the resources, time and costs required to successfully initiate and complete our pre-clinical studies and clinical trials, obtain regulatory approvals, prepare for global commercialization of our product candidates and obtain and maintain licenses to third-party intellectual property;
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
•the timing, receipt and amount of sales milestones and royalties, if any, from our approved products and our potential products, if and when approved; and
•the outcome of the regulatory review process and commercial success of our products, including AMVUTTRA, and products for which we are entitled to receive royalties, including Leqvio.
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
In April 2020, we sold to BX Bodyguard Royalties L.P. (an affiliate of The Blackstone Group Inc.), or Blackstone Royalties, 50% of the royalties payable to us with respect to net sales by Novartis, its affiliates or sublicensees of Leqvio and 75% of the commercial milestone payments payable to us under the MDCO License Agreement. If Blackstone does not receive royalty payments in respect of global sales of Leqvio equaling at least $1.00 billion by December 31, 2029, Blackstone Royalties’ interest in Leqvio royalties will increase to 55% (and our interest will decrease to 45%) effective January 1, 2030. As a result, any factor that has an adverse impact on sales of Leqvio could affect our ability to meet the $1.00 billion repayment threshold in this timeframe, which in turn would have a negative impact on the percentage of the Leqvio royalty stream that we are entitled to retain.
Factors that could have an adverse impact on Leqvio sales include:
•competitors may develop new therapies or alternative formulations of products for HeFH and ASCVD;
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
As of June 30, 2024, we had $2.62 billion in cash, cash equivalents and marketable securities. We historically have invested these amounts in high–grade corporate notes, commercial paper, securities issued or sponsored by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate notes may also include foreign bonds denominated in U.S. dollars. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our financial condition. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would decline. The market risks associated with our investment portfolio may have an adverse effect on our operating results, liquidity and financial condition.

Volatility in foreign currency exchange rates could have a material adverse effect on our operating results.
Our revenue from outside of the U.S. is expected to increase as our products, whether commercialized by us or our collaborators, gain marketing approval in such jurisdictions. Our primary foreign currency exposure relates to movements in the Japanese yen, Euro and British pound. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact on net income, but our overall expenses will increase, having a negative impact. Conversely, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact on net income, but our overall expenses will decrease, having a positive impact. Any future volatility in foreign exchange rates is likely to impact our operating results and financial condition.
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
While the ultimate impact of any pandemic or public health emergency on our business is uncertain, any negative impacts of such pandemic or public health emergency, alone or in combination with others, could exacerbate other risk factors discussed herein. The full extent to which any pandemic or public health emergency, will negatively affect our operations, financial performance, and stock price will depend on future developments that are highly uncertain and cannot be predicted.
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
In such collaborations, we expect our current, and may expect our future, collaborators to provide substantial capabilities in clinical development, regulatory affairs, and/or marketing, sales and distribution. Under certain of our collaborations, we also expect our collaborators to develop, market and/or sell certain of our product candidates, in certain territories or globally, and we have limited or no control over the development, sales, marketing and distribution activities of these collaborators. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, we will rely entirely on (i) Regeneron for the development and commercialization of all programs targeting eye diseases (subject to limited exceptions), and potentially other CNS and liver programs; (ii) Novartis for the development and commercialization of Leqvio worldwide; (iii) Sanofi for the development and commercialization of fitusiran worldwide; and (iv) Roche for the commercialization of zilebesiran outside of the U.S. In the case of each collaboration referenced in clauses (i)-(iv) above, we are entitled to royalties, and in some instances commercial milestone payments, on the sales of the applicable product. If our collaborators are not successful in their development and/or commercialization efforts, our future revenues from the relevant product or product candidate may be adversely affected. For example, in December 2020 Novartis received a CRL from the FDA stating that the FDA could not approve the NDA by the PDUFA action date due to unresolved inspection-related conditions at a third party manufacturing facility. While Leqvio was ultimately approved by the FDA in December 2021, the resolution of the CRL resulted in a delay in the payment of an approval milestone and potential U.S. royalties. As discussed above, under our agreement with Blackstone Royalties, if the revenues generated by the royalties received by Blackstone Royalties from us with respect to Leqvio sales do not reach a certain level by the end of 2029, Blackstone Royalties will be entitled to a higher royalty percentage beginning in 2030, which would have an adverse impact on our royalty revenues beginning in 2030.
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
Our dependence on collaborators for capabilities and funding means that our business could be adversely affected if any collaborator materially amends or terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future collaborations, if any, may not be scientifically or commercially successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate. Our current collaborations allow, and we expect that any future collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience with respect to the collaboration or a particular program under the collaboration, under certain circumstances. For example, our agreement with Novartis relating to the development and commercialization of inclisiran worldwide may be terminated by Novartis at any time upon four months’ prior written notice, provided if the agreement is terminated by Novartis for convenience, Novartis must grant a license to us under certain technology developed in the course of its (or MDCO’s) activities under the agreement, subject to a royalty to be negotiated between the parties. Moreover, any adverse actions by Novartis with respect to the MDCO License Agreement or disputes with Novartis regarding the MDCO License Agreement could adversely impact our ability to comply with our obligations under our agreements with Blackstone Royalties. If we were to lose a commercialization collaborator, we would have to attract a new collaborator (potentially on less favorable terms for us than we have with our existing collaborator) or develop expanded sales, distribution and marketing capabilities internally, which would require us to invest significant amounts of financial and management resources.
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
We expect to incur significant costs as we continue to grow our manufacturing capabilities and resources and develop manufacturing expertise; in the meantime, we rely, and expect to continue to rely, on third parties to manufacture our products. The loss of these or future third-party suppliers, or their inability to provide us with sufficient supply, could harm our business.
We have been expanding our manufacturing capabilities, and in order to continue to commercialize our approved products, continue to develop our current product candidates, apply for regulatory approvals and, if approved, commercialize future products, we will need to continue to develop our internal manufacturing capabilities and/or contract or otherwise arrange for any necessary external manufacturing capabilities. Historically, our internal manufacturing capabilities were limited to small-scale production of material for use in in vitro and in vivo experiments and such material was not required to be produced under current good manufacturing practice standards, or cGMP. During 2012, we developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for late-stage clinical trial use and commercial supply. In addition, during 2020, we completed construction and qualification of our cGMP manufacturing facility in Norton, Massachusetts where we manufacture drug substances for early-stage clinical development and have the possibility to manufacture drug substances for late-stage clinical development and commercial use, in the future.
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
The manufacturing processes for our products and any other product candidates that we may develop is subject to the FDA and foreign regulatory authority approval processes and we will need to meet, and will need to contract with CMOs who can meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The failure of any CMO to meet required regulatory authority requirements could result in the delayed submission of regulatory applications, or delays in receiving regulatory approval for any of our or our current or future collaborators’ product candidates. For example, in April 2022, due to an amendment to our vutrisiran NDA submission to address a pending inspection classification at a third-party secondary packaging and labeling facility, the FDA extended the review timeline of the NDA. In addition, if we receive the necessary regulatory approval for any product candidate, we also expect to rely on third parties, including potentially our commercial collaborators, to produce materials required for commercial supply.
Additionally, in January 2024, the U.S. House of Representatives introduced the BIOSECURE ACT (H.R. 7085), which was subsequently amended on May 15, 2024, and the Senate advanced a substantially similar bill (S.3558), both of which would prohibit U.S. federal executive agencies from contracting with any entity where the biotechnology equipment or services of a “biotechnology company of concern” would be used in the performance of that contract. Generally, a “biotechnology company of concern” is a biotechnology company that is subject to the jurisdiction, direction, control, or operates on behalf of a foreign adversary’s government and poses a risk to the national security of the U.S. The final language, pathway and timing for either of these bills or their provisions to become law remain uncertain. Nonetheless, if these bills became law, or similar laws are passed, they would have the potential to severely restrict our ability to purchase services or products from, or otherwise collaborate with, certain Chinese “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive reimbursement from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by the legislation described above and alternative arrangements may need to be made.
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
As we continue the commercial launches of our approved products and increase the number of product candidates we are developing, we will need to continue to expand our operations in the U.S. and further develop operations in the EU and other geographies, including Asia and Latin America. To date, we have received regulatory approval for four products, which we have launched in multiple geographies globally, and we continue to expand the reach of these products with additional regulatory filings and launches.
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
We use social media to communicate about our clinical development programs and the diseases our investigational RNAi therapeutics are being developed to treat, including in connection with our commercialization efforts for our approved products. We intend to do the same for our future products, if approved. While we believe our social media use is appropriate under current regulatory guidance, social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, for our clinical-stage candidates, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, we fail to monitor and comply with applicable AE reporting obligations or that we may not be able to defend our business in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any online platform, including a blog on the internet, or a post on a website, that can be distributed rapidly and could negatively harm our reputation. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.
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
If we enter into clinical trials, the results from nonclinical testing or early or late-stage clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent human clinical trials of that product candidate or any other product candidate. For example, we recently reported positive topline results from the HELIOS-B Phase 3 clinical trial of vutrisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy. While vutrisiran demonstrated positive topline results in the clinical trial, we cannot be certain that the results from HELIOS-B will support approval of vutrisiran for the treatment of patients with ATTR amyloidosis with cardiomyopathy. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development, including with respect to vutrisiran, could have a material adverse effect on our business, prospects, operating results and financial condition. Moreover, our approved products and our current product candidates, employ novel delivery technologies that, with the exception of inclisiran, have yet to be extensively evaluated in human clinical trials and proven safe and effective.
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

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the availability of clinical trials for other investigational drugs for the same disease or condition, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. We or our collaborators may experience difficulty enrolling our clinical trials due to the availability of existing approved treatments, as well as other investigational treatments in development. For example, in November 2018 we announced that due to recruitment challenges, we had discontinued a Phase 2 clinical trial of cemdisiran in atypical hemolytic uremic syndrome and were focusing our cemdisiran clinical development efforts in a different indication. Delays or difficulties in patient enrollment, or difficulties retaining trial participants, including as a result of the availability of existing approved treatments or other investigational treatments or safety concerns, including the impact of pandemics or other public health emergencies, can result in increased costs, longer development times or termination of a clinical trial.
Although our RNAi therapeutics have been generally well-tolerated in our clinical trials to date, new safety findings may emerge. The occurrence of serious adverse events, or SAEs, and/or adverse events, or AEs, can result in the suspension or termination of clinical trials of a product candidate by us, our collaborators, or the FDA or a foreign regulatory authority, and may negatively impact the clinical and/or regulatory timelines of the impacted product candidates. For example, in October 2016, we discontinued our revusiran program and in September 2017, we announced that we had temporarily suspended dosing in all ongoing fitusiran studies pending further review of a fatal thrombotic SAE that occurred in a patient who was receiving fitusiran in our Phase 2 OLE clinical trial.
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

•inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials or disruption or delays in clinical supply due to a future pandemic or public health emergency;
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
Our and our collaborated product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, pricing, marketing and distribution of drugs. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that the product candidates we and our collaborators are developing will not obtain the regulatory approvals necessary for us or our collaborators to begin selling them, or, in the case of vutrisiran, will not obtain regulatory approval to be sold for an additional, broader indication than the indication for which it is currently approved. It is also possible that the FDA or other regulatory authorities may determine that the data generated in clinical trials for a product candidate is not sufficient to support the approval of an application for regulatory approval. For example, although we reported positive results from the APOLLO-B Phase 3 clinical trial of patisiran in patients with ATTR amyloidosis with cardiomyopathy, and received a 9:3 vote from the FDA’s CRDAC that patisiran’s benefits outweighed its risks for the treatment of ATTR amyloidosis with cardiomyopathy, in October 2023, the FDA issued a CRL in response to our sNDA for patisiran, indicating the sNDA could not be approved in its present form.
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
Any delay or failure in obtaining required approvals for our product candidates or our collaborated product candidates could have a material adverse effect on our ability to generate revenues from any product candidate for which we or our collaborators may seek approval in the future. For example, as a result of the CRL from the FDA in response to our sNDA for patisiran as a treatment for ATTR amyloidosis with cardiomyopathy, our ability to generate product revenues for patisiran will be negatively impacted. Furthermore, any regulatory approval to market any product may be subject to limitations on the approved uses for which we or our collaborators may market the product or the labeling or other restrictions, which could limit each such product’s market opportunity and have a negative impact on our business, prospects, operating results and financial condition and our stock price. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of its review of an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. In the EU, we or our collaborators could be required to adopt a similar plan, known as a risk management plan, and our products could be subject to specific risk minimization measures, such as restrictions on prescription and supply, the conduct of post-marketing safety or efficacy studies, or the distribution of patient and/or prescriber educational materials. In either instance, these limitations and restrictions may limit the size of the market for our products and affect reimbursement by third-party payors.
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
Following any initial regulatory approval of a product we or our collaborators may develop, including with respect to our four approved products, we will be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This includes results from any post-marketing tests or surveillance to monitor the safety and efficacy of our approved products or other products required as a condition of approval or otherwise agreed to by us. The regulatory approvals that we receive for ONPATTRO, AMVUTTRA, GIVLAARI and OXLUMO, as well as any regulatory approvals we receive for any of our product candidates, may also be subject to limitations on the approved uses for which the product may be marketed, including any expanded label for AMVUTTRA. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with good practice quality guidelines and regulations, including cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the U.S., and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.
The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a product and to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved product. As our approved products are used commercially, we or others could identify previously unknown side effects or known side effects could be observed as being more frequent or severe than in clinical trials or earlier post-marketing periods, in which case:

•sales of our approved products may be lower than originally anticipated;
•regulatory approvals for our approved products may be restricted or withdrawn;
•we may decide, or be required, to send product warning letters or field alerts to physicians, pharmacists and hospitals;
•additional nonclinical studies or clinical trials, changes in labeling, adoption of a REMS plan, or changes to manufacturing processes, specifications and/or facilities may be required; and/or
•government investigations or lawsuits, including class action suits, may be brought against us.
Any of the above occurrences could reduce or eliminate sales of our approved products, increase our expenses and impair our ability to successfully commercialize one or more of these products.
The CMO and manufacturing facilities we use to make our approved products and certain of our current product candidates, including our Cambridge facility, our Norton facility, as well as facilities at Agilent and other CMOs, will also be subject to periodic review and inspection by the FDA and other regulatory agencies. For example, Agilent and our Cambridge-based facility were subject to regulatory inspection by the FDA and the EMA in connection with the review of our applications for regulatory approval for ONPATTRO and GIVLAARI, and may be subject to similar inspection in connection with any subsequent applications for regulatory approval of one or more of our products filed in other territories. The discovery of any new or previously unknown problems with our or our CMO’s manufacturing processes or facilities, may result in restrictions on CMO or facility or the products manufactured at such facility, including delay in approval or, in the future, withdrawal of the product from the market. For example, due to a routine inspection by the FDA at a CMO facility that resulted in a pending inspection classification, we amended our regulatory submission for vutrisiran for the treatment of hATTR-amyloidosis with polyneuropathy in adults, which delayed our PDUFA goal date and AMVUTTRA’s FDA approval. Although we have developed cGMP capabilities and processes for the manufacture of patisiran formulated bulk drug product for commercial use and in 2020 completed construction of our cGMP manufacturing facility in Norton, Massachusetts, for drug substance for clinical and, eventually, commercial use, we may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials, or we may contract a third party to manufacture this material for us. Reliance on CMOs entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the applicable CMO for regulatory compliance.
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
The product candidates that we are developing are based upon relatively new technologies or therapeutic approaches, and our first product, ONPATTRO, was approved for commercial sale in August 2018. Key participants in pharmaceutical marketplaces, such as physicians, third-party payors and consumers, may not accept a product intended to improve therapeutic results based on RNAi technology. As a result, it may be more difficult for us to convince the medical community and third-party payors to accept and use our products, or to provide favorable reimbursement.
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
For example, ONPATTRO utilizes an intravenous mode of administration with pre-medication that physicians and/or patients may not readily adopt, and which may not compete favorably with other available options for the treatment of hATTR amyloidosis with polyneuropathy in adults, including WAINUA (eplontersen), which is marketed by AstraZeneca and Ionis, and administered subcutaneously, or tafamidis, which is marketed by Pfizer in several countries in pill form. In addition, fitusiran represents a new approach to treating hemophilia which may not be readily accepted by physicians and patients and their caregivers. Vutrisiran, if approved for the treatment of ATTR amyloidosis with cardiomyopathy, could face similar challenges in market acceptance.
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
At the federal level, for example, the Inflation Reduction Act, or IRA, includes several provisions that will impact our business to varying degrees. For example, the IRA may require us to pay rebates if we increase the cost of a Medicare Part B or Part D drug faster than the rate of inflation. In addition, our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Under the IRA’s Price Negotiation Program, an FDA approval for vutrisiran for treatment of Stargardt Disease would cause us to lose the orphan exemption for AMVUTTRA from Medicare price negotiation. As a result, in October 2022, we announced we would not pursue a Phase 3 clinical trial to study vutrisiran for the treatment of Stargardt Disease. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties or a potential excise tax. The effect of the IRA on our business and the healthcare industry in general continues to develop and may have additional adverse impacts on our company or our industry. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with governmental regulations, including healthcare fraud and abuse and anti-kickback laws and regulations in the U.S. and abroad, or failure to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. As discussed in the Risk Factor captioned “If we or our collaborators, CMOs or service providers fail to comply with healthcare laws and regulations, or legal obligations related to privacy, data protection and information security, we or they could be subject to enforcement actions, which could negatively impact our ability to develop, market and sell our products and may harm our reputation,” these laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of, including improper trading based upon, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We maintain a global compliance program and remain focused on its evolution and enhancement. Our program includes efforts such as risk assessment and monitoring, fostering a speak-up culture encouraging employees and third parties to raise good faith questions or concerns, and defined processes and systems for reviewing and remediating allegations and identified potential concerns. It is not always possible, however, to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, operating results and financial condition, including the imposition of significant fines or other sanctions.
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
We may need to resort to litigation to enforce a patent issued or licensed to us or to determine the scope and validity of proprietary rights of others or protect our proprietary information and trade secrets. For example, during the second quarter of 2015, we filed a trade secret misappropriation lawsuit against Dicerna to protect our rights in the RNAi assets we purchased from Merck Sharp & Dohme Corp., or Merck. In April 2018, we and Dicerna settled all claims in the litigation between us. In March 2022, we announced that we separately filed suit in United States District Court for the District of Delaware against Pfizer and Moderna seeking damages for infringement of U.S. Patent No. 11,246,933, or the ’933 patent in the parties’ manufacture and sale of their messenger RNA, or mRNA, COVID-19 vaccines. Pfizer joined BioNTech SE, or BioNTech, to the suit and filed counterclaims. In July 2022, we filed an additional lawsuit in United States District Court for the District of Delaware against each of Pfizer/BioNTech and Moderna seeking damages for infringing U.S. Patent No. 11,382,979, or the

’979 patent. The court combined the two patents in a single suit for each of Pfizer/BioNTech, or the 2022 Lawsuit, and Moderna with trial dates set for each in November 2024. On May 26, 2023, we filed additional lawsuits against Pfizer and Moderna in Delaware seeking damages for infringing U.S. Patent No. 11,590,229 in the United States District Court for the District of Delaware. In addition to this patent, we added U.S. Patent Nos. 11,633,479 and 11,633,480 in the more recently filed suits against both Pfizer and Moderna and also U.S. Patent No. 11,612,657 against Pfizer only. On August 9, 2023, a Markman hearing was held in the U.S. District Court for the District of Delaware to consider the meaning of three disputed terms as used in the ’933 and ’979 patents, and on August 21, 2023, the court issued an order construing two of the three terms, and deferred a ruling on the third term pending an evidentiary hearing, which was held on January 4, 2024 with the final ruling deferred pending the outcome of an additional hearing, which was held on July 12, 2024. Following the August 21, 2023 order, we and Moderna jointly agreed to final judgment of non-infringement of two of our patents, and that judgment was entered by the court on August 30, 2023, and on September 7, 2023, we appealed the claim construction ruling to the Court of Appeals for the Federal Circuit in the 2022 lawsuit against Moderna. The claim construction ruling did not affect one of the patents in the lawsuit filed against Moderna on May 26, 2023, and that case is going forward on a schedule with an anticipated trial date in the latter half of 2025. In September 2023, we and Pfizer/BioNTech agreed to consolidate the 2022 Lawsuit and 2023 lawsuits into one case, which will require moving the trial date from November 2024 to the first half of 2025, with the final schedule to be determined by the court. On January 4, 2024 a hearing was held in the consolidated Pfizer/BioNTech case to construe a final claim term with the final ruling pending. On July 12, 2024, Acuitas Therapeutics filed a declaratory judgment action against us in the U.S. District Court for the District of Delaware, seeking a judgment adding certain Acuitas employees as co-inventors on the patents we have asserted against Pfizer/BioNTech and Moderna in our lawsuits. The aforementioned patents relate to our biodegradable cationic lipids that are foundational to the success of the mRNA COVID-19 vaccines.
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
For example, assuming regulatory approval, vutrisiran, our RNAi therapeutic in development for treatment of ATTR amyloidosis with cardiomyopathy, would compete with VYNDAQEL/VYNDAMAX (tafamidis), marketed by Pfizer, which is currently approved to treat this disease. In addition, BridgeBio announced positive results from its Phase 3 clinical trial of acoramidis, a TTR stabilizer, in ATTR amyloidosis with cardiomyopathy in July 2023, and announced in February 2024 that the FDA accepted its NDA for filing with a PDUFA action date of November 29, 2024. BridgeBio also announced that the EMA accepted its marketing authorization application with a decision expected in 2025, and that it anticipates additional global regulatory submissions. We are also aware of other product candidates in clinical development for the treatment of ATTR amyloidosis with cardiomyopathy, including NTLA-2001, which is being developed by Intellia Therapeutics, Inc. and Regeneron and is in Phase 3 clinical development; NNC-6019, which is being developed by Novo Nordisk and is in Phase 2 clinical development; and NI006, which is being developed by Neurimmune AG and AstraZeneca plc and is in Phase 3 clinical development. We expect to face competition from any of these and potentially other additional new drugs that enter the market to treat patients with ATTR amyloidosis with cardiomyopathy.
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
We and our collaborators also compete with companies working to develop antisense-based drugs. Similar to RNAi therapeutics, antisense drugs target mRNAs in order to suppress the activity of specific genes. Akcea Therapeutics, Inc., a wholly owned subsidiary of Ionis, has received marketing approval for an antisense drug, inotersen for the treatment of adult hATTR amyloidosis patients with stage 1 or stage 2 polyneuropathy. Several antisense drugs developed by Ionis have been approved and are currently marketed, including WAINUA (eplontersen), and Ionis has multiple antisense product candidates in clinical trials. Ionis is also developing antisense drugs using ligand-conjugated GalNAc technology licensed from us, and these drugs have been shown to have increased potency at lower doses in clinical and pre-clinical studies, compared with antisense drugs that do not use such licensed GalNAc technology. The development of antisense drugs and antisense technology may become the preferred technology for drugs that target mRNAs to silence specific genes.
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
A small number of our stockholders beneficially own a substantial amount of our common stock. As of June 30, 2024, our eight largest stockholders beneficially owned in excess of 50% of our outstanding shares of common stock. If we, our officers or directors, or our significant stockholders sell substantial amounts of our common stock in the public market, or there is a perception that such sales may occur, the market price of our common stock could be adversely affected. Sales of common stock by our significant stockholders might make it more difficult for us to raise funds by selling equity or equity-related securities in the future at a time and price that we deem appropriate.
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
•limit who may call a special meeting of stockholders;
•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws;
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
As of June 30, 2024, we had $1.04 billion in total aggregate principal amount of Notes issued and outstanding. The interest rate for the Notes is fixed at 1% per annum and is payable semi-annually in arrears on May 15 and September 15 of each year, beginning on March 15, 2023. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversions of Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
The Option Counterparties are financial institutions, and are subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.
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
In August 2020, the FASB published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplified certain of the accounting standards that apply to convertible notes. ASU 2020-06 became effective for us beginning January 1, 2022.
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
ITEM 5. OTHER INFORMATION
Adoption of 10b5-1 Trading Plans by Our Officers and Directors
During our fiscal quarter ended June 30, 2024, certain of our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.
Kevin Fitzgerald, Ph.D., Executive Vice President, Chief Scientific Officer
On May 10, 2024, Kevin Fitzgerald, Ph.D., our Executive Vice President, Chief Scientific Officer, entered into a Rule 10b5-1 trading plan that provides that Dr. Fitzgerald, acting through a broker, may sell up to an aggregate of 50,634 shares of our common stock received upon the settlement of awards granted to Dr. Fitzgerald as equity incentive compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from August 11, 2024 to May 10, 2025. The plan is scheduled to terminate on May 10, 2025, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Fitzgerald or the broker, or as otherwise provided in the plan.
Dennis A. Ausiello, M.D., Director
On May 3, 2024, Dennis A. Ausiello, M.D., a member of our board of directors, entered into a Rule 10b5-1 trading plan that provides that Dr. Ausiello, acting through a broker, may sell up to an aggregate of 20,250 shares of our common stock received upon the exercise of options granted to Dr. Ausiello as director compensation, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur if the market price of our common stock is above specified prices from August 5, 2024 to May 20, 2025. The plan is scheduled to terminate on May 20, 2025, subject to earlier termination upon the sale of all shares subject to the plan upon termination by Dr. Ausiello or the broker, or as otherwise provided in the plan.
Stockholder Proposals for 2025 Annual Meeting
Our notice of 2024 annual meeting of stockholders and proxy statement on Schedule 14A, which was filed with the Securities and Exchange Commission on April 1, 2024, contained a typographical error in the section entitled “Additional Information and Other Matters—Stockholder Proposals” solely related to the dates by which a stockholder must provide notice to the Company if the stockholder would like to (a) submit a stockholder proposal for possible inclusion in our proxy statement for the 2025 annual meeting of stockholders, or the 2025 Proxy Statement and (b) present business at our 2025 annual meeting of stockholders that the stockholder does not intend to include in the 2025 Proxy. The corrected section is set forth below:
STOCKHOLDER PROPOSALS
In order to be included in the proxy materials for the 2025 annual meeting of stockholders, stockholders’ proposals must be received by us at our principal executive offices, 675 West Kendall Street, Henri A. Termeer Square, Cambridge, Massachusetts 02142 no later than December 2, 2024. We suggest that proponents submit their proposals by certified mail, return receipt requested, addressed to our Corporate Secretary. In addition, our bylaws require that we be given advance notice of stockholder nominations for election to our board of directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders, other than matters included in our proxy statement. The required notice must be in writing and received by our corporate secretary at our principal offices not later than February 15, 2025 (90 days prior to the first anniversary of our 2024 annual meeting of stockholders) and not before January 16, 2025 (120 days prior to the first anniversary of our 2024 annual meeting of stockholders). However, if the 2025 annual meeting of stockholders is advanced by more than 20 days, or delayed by more than 60 days, from the first anniversary of the 2024 annual meeting of stockholders, notice must be received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of (1) the 90th day prior to such annual meeting and (2) the 10th day following the date on which notice of the date of such annual meeting was mailed or public disclosure of the date of such annual meeting was made, whichever occurs first.

Our bylaws also specify requirements relating to the content of the notice which stockholders must provide, including a stockholder nomination for election to our board of directors, to be properly presented at the 2025 annual meeting of stockholders. Proxies solicited by the board will confer discretionary voting authority with respect to these proposals, subject to SEC rules governing the exercise of this authority.
To comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than March 17, 2025.
ITEM 6. EXHIBITS

10.1#**	Form of Performance Stock Unit Award Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended (granted on or after June 11, 2024)
10.2#**	Form of Restricted Stock Unit Award Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended (granted on or after June 11, 2024)
10.3#**	Form of Nonstatutory Stock Option Agreement for Executive Officers under 2018 Stock Incentive Plan, as amended (granted on or after June 11, 2024)
10.4#**	Form of Nonstatutory Stock Option Agreement for Non-Employee Directors under 2018 Stock Incentive Plan, as amended
31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
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

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Filed herewith.
**	Management contract, compensatory plan or agreement.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALNYLAM PHARMACEUTICALS, INC.

Date: August 1, 2024	/s/ Yvonne L. Greenstreet, MBChB, MBA
Yvonne L. Greenstreet, MBChB, MBA Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	/s/ Jeffrey V. Poulton
Jeffrey V. Poulton Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)